Form 10-Q
period 1999-09-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 1999-11-12
CIK 1058299

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM _________________ TO _______________
                             -----------------------

                       COMMISSION FILE NUMBER 000 - 26933

                          LIONBRIDGE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


      Delaware                                              04-3398462
 (State of Incorporation)                                (I.R.S. Employer
                                                         Identification No.)

                      950 Winter Street, Waltham, MA 02451
                    (Address of Principal Executive Offices)


        Registrant's Telephone Number, Including Area Code: 781-434-6000


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

                               Yes __X___ No _____


Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                               Yes _____ No ___X__


The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of November 10, 1999 was 16,287,827.

==============================================================================

                          LIONBRIDGE TECHNOLOGIES, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


                                                                                                                  PAGE

PART I:    FINANCIAL INFORMATION

           ITEM 1.    Consolidated Financial Statements:

                      Consolidated Statements of Operations (unaudited) for the three months and nine               3
                      months ended September 30, 1999 and 1998.......................................

                      Consolidated Balance Sheets as of September 30, 1999 (unaudited) and December                 4
                      31, 1998.......................................................................

                      Consolidated Statements of Cash Flows (unaudited) for the nine months ended                   5
                      September 30,1999 and 1998.....................................................

                      Notes to Consolidated Financial Statements (unaudited).........................               6

           ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                      Operations.....................................................................              11

           ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.....................              17


PART II.   OTHER INFORMATION

           ITEM 2.    Changes in Securities and Use of Proceeds......................................              18

           ITEM 6.    Exhibits and Reports on Form 8-K...............................................              19

SIGNATURES...........................................................................................              20

EXHIBIT INDEX........................................................................................              20


                          LIONBRIDGE TECHNOLOGIES, INC.

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)


                                                            Three Months Ended        Nine Months Ended
                                                              September 30,              September 30,
                                                          1999              1998      1999         1998
                                                          ----------------------      -----------------

Revenue                                                    $ 12,683     $ 10,021     $ 36,466     $ 28,153
Cost of revenue                                               7,929        6,550       24,261       18,776
                                                            --------     --------     --------     --------
         Gross profit                                         4,754        3,471       12,205        9,377

Operating expenses:
     Sales and marketing                                      1,594          749        4,206        1,955
     General and administrative                               3,911        2,690       10,620        7,928
     Research and development                                   583         --          1,043         --
     Amortization of acquisition-related
         intangible assets                                      792          441        2,370        1,635
     Restructuring charges                                     --           --           --            451
     Stock-based compensation                                   233         --            465         --
                                                            --------     --------     --------     --------
         Total operating expenses                             7,113        3,880       18,704       11,969

Loss from operations                                         (2,359)        (409)      (6,499)      (2,592)
Interest expense                                             (2,227)        (196)      (7,218)        (461)
Other income (expense), net                                      85          (22)        (234)         (44)
                                                            --------     --------     --------     --------

Loss before income taxes                                     (4,501)        (627)     (13,951)      (3,097)
Provision for income taxes                                      177           36          492           89
                                                            --------     --------     --------     --------

Net loss                                                     (4,678)        (663)     (14,443)      (3,186)
Accrued dividends on preferred stock                           (156)        (265)        (686)        (796)
                                                            --------     --------     --------     --------

Net loss attributable to common
     stockholders                                          $ (4,834)    $   (928)    $(15,129)    $ (3,982)
                                                            --------     --------     --------     --------
                                                            --------     --------     --------     --------

Basic and diluted net loss per share
     attributable to common stockholders                   $  (0.56)     $ (0.48)   $   (3.48)     $ (2.31)
Shares used in computing basic and diluted
     net loss per share attributable to
     common stockholders                                      8,604        1,938        4,350        1,726



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                          LIONBRIDGE TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except number of shares)


                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                  1999             1998
                                                                                --------------   ------------
                                                                                 (UNAUDITED)

ASSETS
Current assets:
     Cash                                                                           $ 11,990     $    732
     Accounts receivable, net of allowance of $573 at September 30,
         1999 and December 31, 1998, respectively                                      8,090        7,321
     Work in process                                                                   4,668        3,929
     Other current assets                                                                725          805
                                                                                     --------     --------

         Total current assets                                                         25,473       12,787

     Property and equipment, net                                                       2,310        1,840
     Goodwill, net                                                                     9,572        7,370
     Other assets                                                                        556          405


         Total assets                                                               $ 37,911     $ 22,402
                                                                                     --------     --------
                                                                                     --------     --------

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Amounts owed to banks                                                          $      5     $    416
     Short-term debt                                                                   6,593        7,693
     Accounts payable                                                                  4,234        3,964
     Accrued compensation and benefits                                                 3,243        2,356
     Other accrued expenses                                                            5,457        5,664
     Deferred revenue                                                                  1,395          412
                                                                                     --------     --------

         Total current liabilities                                                    20,927       20,505
                                                                                     --------     --------

Long-term debt                                                                         6,816         --

Redeemable convertible preferred stock, $0.01 par value:
     Series A convertible preferred stock; 0 and 17,271,314
         authorized at September 30, 1999 and December 31, 1998,
         respectively; 0 and 13,271,314 shares issued and
         outstanding at September 30, 1999 and December 31, 1998,                       --         15,418
         respectively
     Series D nonvoting convertible preferred stock; 0 and 200 shares authorized at September 30, 1999 and December 31, 1998, respectively; 0 and 140 shares issued and outstanding at September 30, 1999 and December 31,
         1998, respectively                                                             --           --

Stockholders' equity (deficit):
     Preferred stock, $0.01 par value; 5,000,000 shares  authorized
         at September 30, 1999; no shares issued and outstanding                        --           --
     Common stock, $0.01 par value; 100,000,000 and 25,950,867
         shares authorized at September 30, 1999 and December 31, 1998, respectively; 16,268,171 and 1,963,614 shares issued and outstanding at
         September 30, 1999 and December 31, 1998, respectively                          163           20
     Additional paid-in capital                                                       42,185          300
     Accumulated deficit                                                             (29,352)     (14,222)
     Deferred compensation                                                            (3,230)        --
     Accumulated other comprehensive income                                              402          381
                                                                                     --------     --------

         Total stockholders' equity (deficit)                                         10,168      (13,521)
                                                                                     --------     --------

         Total liabilities, redeemable convertible preferred stock
              and stockholders' equity (deficit)                                    $ 37,911     $ 22,402
                                                                                     --------     --------
                                                                                     --------     --------



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                          LIONBRIDGE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in thousands)


                                                                              NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              1999              1998
                                                                             --------         --------

Cash flows from operating activities:
     Net loss                                                              $(14,443)    $ (3,186)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Amortization of acquisition-related intangible assets                2,370        1,635
         Compensation expense for stock options granted                         465         --
         Accretion of discount on subordinated notes payable                  5,967         --
         Depreciation and amortization of property and equipment              1,128        1,013
         Provision for doubtful accounts                                         69           (8)
         Foreign currency loss on intercompany balances                         399           62
         Changes in operating assets and liabilities, net of effects of acquisitions:
              Accounts receivable                                            (1,706)         302
              Work in process                                                  (933)        (642)
              Other current assets                                               92         (468)
              Other assets                                                     (149)         (50)
              Accounts payable                                                  445         (892)
              Accrued compensation and benefits                                 887          902
              Other accrued expenses                                            312          333
              Deferred revenue                                                1,616         (396)
                                                                           --------     --------
                                                                           --------     --------

                  Net cash used in operating activities                      (3,481)      (1,395)
                                                                           --------     --------
                                                                           --------     --------

Cash flows from investing activities:
     Purchases of property and equipment                                     (1,554)      (1,365)
     Payments for businesses acquired, net of cash acquired                  (3,735)      (3,456)
                                                                           --------     --------
                                                                           --------     --------

                  Net cash used in investing activities                      (5,289)      (4,821)
                                                                           --------     --------
                                                                           --------     --------

Cash flows from financing activities:
     Net decrease in amounts owed to banks                                     (347)         (81)
     Net increase (decrease) in short-term debt                              (1,225)       6,260
     Proceeds from issuance of long-term debt                                12,000          --
     Repayment of long-term debt                                             (6,000)         --
     Redemption of preferred stock                                          (16,108)         --
     Net proceeds from issuance of common stock                              31,878          348
                                                                            --------     --------
                                                                            --------     --------

                  Net cash provided by financing activities                  20,198        6,527
                                                                            --------     --------
                                                                            --------     --------

Net increase in cash                                                         11,428          311
Effects of exchange rate changes on cash                                       (170)          69
Cash at beginning of period                                                     732        1,098
                                                                            --------     --------

Cash at end of period                                                      $ 11,990     $  1,478
                                                                            --------     --------
                                                                            --------     --------



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                          LIONBRIDGE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  FINANCIAL INFORMATION

The accompanying consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, "Lionbridge" or "the Company"). These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 1998 in its registration statement on Form S-1, as amended, which included all information and footnotes necessary for such presentation.

The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for collectibility of receivables, calculating revenue using the percentage-of-completion method, and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates.

2.  NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted earnings per share since potential common shares from the exercises of stock options and warrants are anti-dilutive for all periods presented. Options to purchase 2,333,207 and 2,171,800 shares of common stock and warrants to purchase 338,878 and 83,334 shares of common stock were outstanding as of September 30, 1999 and 1998, respectively, but were not included in the calculation of diluted net loss per share attributable to common stockholders because the effect of their inclusion would have been anti-dilutive.


3.  BUSINESS COMBINATIONS

VERITEST, INC.

On January 11, 1999, Lionbridge entered into an agreement to acquire all of the stock of VeriTest, Inc., a company based in California, for total initial consideration of $4,354,000 consisting of cash of $3,260,000, 66,668 shares of common stock valued at $344,000, and notes payable for $750,000. The agreement also requires certain contingent cash payments, limited to $1,000,000, dependent on future operating performance through December 31, 2000. This acquisition was accounted for using the purchase method of accounting. The purchase price, including direct costs of the acquisition, was allocated based on the fair values of the acquired assets and assumed liabilities as follows:



Current assets.........................................................................              $522,000
Current liabilities....................................................................             (616,000)
Property and equipment.................................................................               175,000
Goodwill...............................................................................             4,338,000
                                                                                                    ---------
                                                                                                   $4,419,000
                                                                                                    ---------
                                                                                                    ---------

The initial calculation of goodwill did not include any contingent consideration. Future payments, if any, under the contingent payment arrangement will increase goodwill. The initial calculation of goodwill is subject to adjustment when additional information on the valuation of customer contracts and intellectual property is finalized. An allocation of the purchase price to such assets, if any, would decrease goodwill by a corresponding amount. The results of VeriTest, Inc. are included in these financial statements from the date of acquisition.

The following unaudited pro forma consolidated results of operations for the nine-month periods ended September 30, 1999 and 1998 assume that the acquisition of VeriTest, Inc. occurred as of January 1, 1998:



                                                                              1999        1998

Revenue.................................................................       $36,466    $31,303
Net loss................................................................       (14,660)    (4,578)
Basic and diluted net loss per share attributable to common stockholders         (3.52)     (2.51)



         For each period presented, the pro forma results include estimates of the interest expense on debt used to finance the purchase and the depreciation and amortization of intangible and other fixed assets based on the purchase price allocation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on January 1, 1998 or that may be obtained in the future.

         The expense of amortizing goodwill from all acquisitions was $2,370,000 and $1,635,000 for the nine months ended September 30, 1999 and 1998, respectively. The expense of amortizing goodwill from all acquisitions was $792,000 and $441,000 for the three months ended September 30, 1999 and 1998, respectively.


4.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

                                                                                September 30,        December 31,
                                                                                    1999                 1998

               Computer software and equipment                                 $   4,126,000        $  2,035,000
               Furniture and office equipment                                        970,000             708,000
               Leasehold improvements                                                421,000             327,000
                                                                             -----------------    ----------------
                                                                                   5,517,000           3,070,000
               Less:  accumulated depreciation and amortization                   (3,207,000)         (1,230,000)
                                                                             -----------------    ----------------
                                                                                $  2,310,000         $  1,840,000
                                                                             ===============      ===============



5.  DEBT

LINE OF CREDIT

On September 26, 1997, Lionbridge entered into a line of credit arrangement with a commercial bank. The agreement was subsequently amended on May 21, 1998, May 20, 1999, July 16, 1999 and September 20, 1999 and expires on December 20, 1999. At the time of the May 1998 amendment, Lionbridge issued a warrant for the purchase of 83,334 shares of common stock at an exercise price of $2.40 per share. This warrant was exercisable immediately and expires on May 21, 2003. The value ascribed to this warrant was immaterial. Under the amended terms of the agreement, Lionbridge may borrow up to $8,000,000, based on the value of certain eligible current assets worldwide.

The interest rate payable on any outstanding borrowings is prime plus 1% per year (9.25% and 8.8% at September 30, 1999 and December 31, 1998, respectively). Lionbridge paid a facility fee of $50,000 on the signing of the agreement. This fee and other direct arrangement expenses were amortized over the initial term of the agreement, which expired on May 22, 1998. Borrowings outstanding under the line of credit agreement are collateralized by certain assets of Lionbridge. The amount outstanding on the line of credit at September 30, 1999 and December 31, 1998 was $6,593,000 and $7,693,000, respectively.

The agreement requires Lionbridge to maintain certain financial ratios and restricts the payment of dividends. As of September 30, 1999 and December 31, 1998, Lionbridge was in compliance with the financial covenants.

ADDITIONAL FINANCING

On January 11, 1999, Lionbridge entered into two substantially identical promissory note agreements with the former owners of VeriTest, Inc. in connection with the acquisition of this business. The notes are for an aggregate amount of $750,000 and are payable in one installment on January 11, 2001. Interest on the notes is due annually at a rate of 8%.

On January 8, 1999, Lionbridge entered into a bridge loan agreement with a third party. Under the terms of the agreement, Lionbridge issued a $4,000,000, 12% senior subordinated note. On February 26, 1999, Lionbridge entered into a new subordinated debt agreement with the same party and terminated the bridge loan agreement. Under the terms of the new agreement, Lionbridge issued $10,000,000, 12% senior subordinated convertible notes. The principal amounts of the notes are repayable in quarterly installments beginning in March 2003, with final settlement of the principal and interest due in February 2006. Interest is due quarterly. The notes are subject to certain covenant restrictions, and are collateralized by certain assets of Lionbridge. In connection with the issuance of these notes, Lionbridge issued detachable warrants to purchase 1,277,716 shares of common stock at a price of $0.015 per share, valued at $4,972,000. These warrants were exercised in full on August 31, 1999.

On March 9, 1999, Lionbridge entered into a subordinated debt agreement with a stockholder. Under the terms of the agreement, Lionbridge issued $2,000,000, 12% senior subordinated convertible notes. The principal amounts of the notes are repayable in quarterly installments beginning in March 2003, with final settlement of the principal and interest due in March 2006. Interest is due quarterly. The notes are collateralized by certain assets of Lionbridge and are subject to certain covenant restrictions. In connection with the issuance of these notes, Lionbridge issued detachable warrants to purchase 255,544 shares of common stock at a price $0.015 per share, valued at $995,000.

The detachable warrants issued in connection with these financings expire on the later of (i) the seventh anniversary of the issuance of the warrant and (ii) the date when each related note is paid in full. If not otherwise exercised, the warrants will be automatically exercised in accordance with their terms immediately prior to any expiration. The aggregate value of these warrants was recorded as a discount on subordinated notes payable and was amortized as additional interest expense using the straight-line method over the period from issuance until August 1999, based on the initially expected repayment of the debt upon the initial public offering of securities by Lionbridge.

On August 19, 1999, Lionbridge entered into amendments to the subordinated debt agreements pursuant to which the 12% senior subordinated convertible notes were issued. As a result, Lionbridge was required to repay one-half of the aggregate principal amount of each of the notes, together with all accrued and unpaid interest thereon, upon the closing of the initial public offering. The remaining aggregate principal amount of such notes, together with all accrued and unpaid interest thereon, is required to be repaid upon the earlier of August 25, 2001 or an underwritten public offering by Lionbridge subsequent to the initial public offering of securities with aggregate proceeds of at least $10,000,000. These notes had previously required that all of the principal amount be paid upon a closing of an initial public offering of securities with aggregate proceeds of at least $25,000,000.

As of March 31, 1999, Lionbridge was not in compliance with one of the covenants common to each of the above notes. Lionbridge subsequently obtained waivers from the debt holders which released it from the requirement to comply with that covenant for the quarter ended March 31, 1999 and for the quarters ending June 30 and September 30, 1999.

6.  CAPITAL STOCK

PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock in one or more series, each with such terms and rights as adopted by the Company in creating such series. No preferred stock was issued or outstanding as of September 30, 1999.

CONVERSION AND REDEMPTION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

Upon closing of the Company's initial public offering of common stock on August 25, 1999, all 13,271,314 shares and 140 shares of its Series A convertible preferred stock and Series D nonvoting convertible preferred stock, respectively, converted into 132.7145 shares of Series B redeemable preferred stock and 8,847,649 shares of Series C convertible preferred stock. The Series B redeemable preferred stock was redeemed for $100,000 per share plus an 8% annual premium for a total of approximately $16,108,000 on the completion of the initial public offering. At the same time, the Series C convertible preferred stock converted into 8,847,649 shares of common stock.

REVERSE STOCK SPLIT

Effective August 31, 1999, the Company's Board of Directors declared a 2-for-3 reverse stock split. All references in these consolidated financial statements to shares of common stock have been retroactively adjusted to reflect this reverse stock split.


7.  DEFERRED COMPENSATION

During the nine months ended September 30, 1999, Lionbridge granted stock options to purchase 843,700 shares of its common stock at exercise prices ranging from $1.50 to $9.75 per share. Lionbridge recognized deferred compensation relating to these options totaling $3,761,000, representing the aggregate difference between the estimated fair market value of Lionbridge's common stock on the date of the grant and the exercise price of each option. This deferred compensation is being amortized over the four-year vesting period of the related options, resulting in amortization of approximately $233,000 and $465,000 in the three- and nine-month periods ended September 30, 1999, respectively. During the three- and nine-month periods ended September 30, 1999, respectively, approximately $0 and $66,000 of the deferred compensation originally recorded and additional paid-in capital was reversed due to the cancellation of the related options.


8.  COMPREHENSIVE LOSS

Total comprehensive loss was approximately $4,751,000 and $696,000 for the three-month periods ended September 30, 1999 and 1998, respectively, and $14,422,000 and $3,201,000 for the nine-month periods ended September 30, 1999 and 1998, respectively, which consists of net loss and the net change in foreign currency translation adjustment. This calculation is in accordance with the requirements of SFAS No. 130, "Reporting Comprehensive Income," and has no impact on the Company's net losses or stockholders' equity (deficit).


9.  SEGMENT INFORMATION

Lionbridge provides localization services to the information technology industry, including language translation, cultural reformatting and testing of applications. Lionbridge provides a full service offering to its clients on a global basis and, although customers may utilize the results of Lionbridge's services in a number of different formats, for example, through software manuals or the Internet, management does not allocate resources or assess performance on the basis of this end-use. As a result, management considers Lionbridge to have only one operating segment.

10.  RESTRUCTURING CHARGES

During the first quarter of 1998, Lionbridge recorded a restructuring charge of $451,000 in operating expenses. This charge relates to a workforce reduction in France, consisting of five technical and administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. Lionbridge had no remaining accrual at December 31, 1998 and at September 30, 1999 in relation to this charge. As of September 30, 1999, none of these employees remained with Lionbridge and management does not anticipate any future expenditures related to this action.


11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                           1999               1998
                                                                                           ----               ----

Noncash investing and financing activities:

  Issuance of warrants for common stock in
  connection with debt (Note 5).............................                             $5,967,000

  Lionbridge purchased all of the outstanding capital stock of Japanese Language
  Services, Inc. for $2,323,000, effective January 2, 1998. In conjunction with the acquisition, liabilities were assumed as follows:
     Fair value of assets acquired and goodwill.............                                                  $3,181,000
     Cash paid for capital stock............................                                                  (2,237,000)
     Common stock issued....................................                                                     (86,000)
                                                                                                               ----------
        Liabilities assumed.................................                                                    $ 858,000
                                                                                                               ----------
                                                                                                               ----------

  Lionbridge purchased all of the outstanding capital stock of VeriTest, Inc.
  for $4,354,000, effective January 11, 1999. In conjunction with the acquisition, liabilities were assumed as follows:
     Fair value of assets acquired and goodwill.............                             $5,035,000
     Cash paid for capital stock............................                             (3,260,000)
     Common stock issued....................................                               (344,000)
     Notes issued...........................................                               (750,000)
                                                                                           ----------


        Liabilities assumed.................................                              $ 681,000
                                                                                           ----------
                                                                                           ----------


12.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended on July 7, 1999 by the issuance of Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS No. 133 by one year. SFAS 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for the Company, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are based on various assumptions by management regarding future circumstances over many of which Lionbridge has little or no control. A number of important factors, including those identified under the caption "Risk Factors" in Lionbridge's registration statement on Form S-1 (SEC File No. 333-81233) (the "Registration Statement") as well as factors discussed elsewhere in this Form 10-Q, could cause Lionbridge's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) changes in the demand for our services; (ii) the delay of one of our clients' product releases or the loss of a major client; (iii) our ability to attract and retain professional staff;
(iv) Lionbridge's ability to manage its growth; (v) our potential liability for defects or errors in the solutions we develop; (vi) our potential failure to keep pace with changing technologies; (vii) year 2000 issues, (viii) the entry of additional competitors into the marketplace; (ix) future acquisitions (including the potential diversion of management attention and financial resources and the ability of acquired businesses to achieve satisfactory operating results); and (x) downturns in economic conditions generally. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW

GENERAL

Lionbridge is a provider of globalization and multilingual Internet services to industry-leading software publishers, computer hardware manufacturers, and telecommunications companies. Since 1996, we have focused primarily on globalization services, including localization, internationalization, and testing, that enable simultaneous worldwide release and ongoing maintenance of products and product-related technical support, training materials, and sales and marketing information in multiple languages. More recently, as product release, technical support, and training have evolved toward a Web-based business model, we have begun to offer multilingual Internet services.

Lionbridge's revenues are derived from fees for services generated on a project-by-project basis. Projects are generally billed on a time and materials basis. Revenue is recognized using the percentage of completion method of accounting, based on management's estimate of progress against the project plan. The agreements entered into in connection with projects are generally terminable by clients upon 30 days' prior written notice. If a client terminates an agreement, it is required to pay Lionbridge for time and materials incurred through the termination date. If clients terminate existing projects or if Lionbridge is unable to enter into new engagements, our financial condition and results of operations could be materially and adversely affected.

ACQUISITIONS

We have grown our business since inception through a combination of acquisitions and organic growth. Such acquisitions through 1998 resulted in the recognition of approximately $12 million of goodwill on our balance sheet. The goodwill is being amortized over five years.

In January 1999, Lionbridge acquired all of the stock of VeriTest, a California-based provider of contract and logo certification testing services. Lionbridge paid $3.3 million in cash and issued notes totaling $750,000 and 66,668 shares of our common stock valued at $344,000. Lionbridge may also be required to pay up to an additional $1.0 million in cash dependent upon future operating performance of VeriTest through December 2000. In connection with this acquisition, Lionbridge recorded $4.3 million of goodwill, not including any additional contingent amounts that may be paid in the future. The goodwill is being amortized over five years.

RESTRUCTURING CHARGES

During the first quarter of 1998, Lionbridge recorded a restructuring charge of $451,000 in operating expenses. This charge relates to a workforce reduction in France, consisting of five technical and administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. Lionbridge had no remaining accrual at December 31, 1998 and at September 30, 1999 in relation to this charge. As of September 30, 1999, none of these employees remained with Lionbridge and management does not anticipate any future expenditures related to this action.


NON-CASH CHARGES

DEFERRED COMPENSATION. Lionbridge recorded deferred compensation of approximately $3.8 million in the first six months of 1999, representing the difference between the exercise price of stock options granted and the fair market value for accounting purposes of the underlying common stock at the date of the grant. The deferred compensation is being amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $465,000 had been amortized and $66,000 had been reversed due to cancellation of the underlying options as of September 30, 1999. The amortization of deferred compensation is recorded as an operating expense. We currently expect to amortize the following remaining amounts of deferred compensation as of September 30, 1999 in the fiscal periods ending:


December 31, 1999............................................................................   $229,000
December 31, 2000............................................................................   $914,000
December 31, 2001............................................................................   $914,000
December 31, 2002............................................................................   $914,000
December 31, 2003............................................................................   $259,000



ORIGINAL ISSUE DISCOUNT ON SUBORDINATED NOTES. Interest expense for the nine months ended September 30, 1999 includes $6.0 million for the accretion of the original issue discount on $12.0 million of subordinated notes issued in that period. This discount represents the $6.0 million value attributable to detachable warrants to purchase 1,533,260 shares of common stock, at an exercise price of $0.015 per share, granted in connection with this debt financing. As we were previously required to repay the subordinated notes in full upon the closing of our initial public offering, we recorded the expense of this discount on a straight-line basis over a six-month period from date of debt issuance to the date by which we expected the initial public offering to occur. Pursuant to an amendment of the debt agreements effective August 19, 1999, Lionbridge was required to redeem only $6.0 million of the subordinated notes upon the closing of the initial public offering.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating data associated with the Company's results of operations.



                                                                   PERCENTAGE OF TOTAL REVENUES

                                                      Three Months Ended                  Nine Months Ended
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                         -------------                      -------------
                                                    1999              1998             1999              1998
                                                    ----              ----             ----              ----


Revenue                                            100.0%            100.0%           100.0%            100.0%
Cost of revenue                                     62.5              65.4             66.5              66.7
                                                    ----             -----             -----            -----
         Gross profit                               37.5              34.6             33.5              33.3

Operating expenses:
     Sales and marketing                            12.6               7.5             11.5               6.9
     General and administrative                     30.8              26.8             29.1              28.2
     Research and development                        4.6              ---               2.9              ---
     Amortization of acquisition-related
         intangible assets                           6.3               4.4              6.5              5.8
     Restructuring charges                          ---               ---               ---              1.6
     Stock-based compensation                        1.8              ---               1.3              ---
                                                    ----             -----             -----            -----
         Total operating expenses                   56.1              38.7             51.3              42.5

Loss from operations                               (18.6)            (4.1)            (17.8)            (9.2)
Interest expense                                   (17.6)            (2.0)            (19.8)            (1.6)
Other income (expense), net                          0.7             (0.2)             (0.7)            (0.2)
                                                    ----             -----             -----            -----

Loss before income taxes                           (35.5)            (6.3)            (38.3)            (11.0)
Provision for income taxes                           1.4              0.4               1.3               0.3
                                                    ----             -----             -----            -----

Net loss                                           (36.9)            (6.6)            (39.6)            (11.3)
Accrued dividends on preferred stock                 1.2              2.7               1.9               2.8
                                                    ----             -----             -----            -----

Net loss attributable to common
     stockholders                                 (38.1)%            (9.3)%           (41.5)%          (14.1)%
                                                  =======            ======           =======          =======




REVENUE. Revenue for the quarter ended September 30, 1999 was $12.7 million compared to revenue of $10.0 million for the quarter ended September 30, 1998, an increase of $2.7 million or 26.6%. Revenue increased by $8.3 million or 29.5% to $36.5 million for the nine months ended September 30, 1999 as compared to $28.2 million for the same period of the prior year. These increases result from additional project volume during the first nine months of 1999 as compared to the first nine months of 1998, reflecting the continued impact of a strengthened sales organization. In addition, the nine- and three-month periods ended September 30, 1999 also reflect revenue derived from the operations of VeriTest, which was not included in 1998 and accounted for approximately $4.0 million in revenue in 1999.

COST OF REVENUE. Cost of revenue consists primarily of outsourcing expense incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. As a percentage of revenue, cost of revenue decreased slightly to 62.5% for the quarter ended September 30, 1999 as compared to 65.4% for the corresponding period of the prior year. For the nine months ended September 30, 1999, cost of revenue remained relatively consistent on a percentage of revenue basis from the corresponding nine months of the prior year.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, and promotional expenses. Sales and marketing costs increased 112.8% to $1.6 million in the third quarter of 1999 from $749,000 in the third quarter of 1998. For the nine months ended September 30, 1999, sales and marketing expenses increased 115.1% to $4.2 million from $2.0 million for the nine months ended September 30, 1998. These increases were primarily due to expenses associated with the continued hiring of additional direct sales personnel in fiscal 1999 as we continued to establish our sales and marketing organization. As a percentage of revenue, sales and marketing expenses increased to 12.6% in the third quarter of 1999 from 7.5% and increased to 11.5% during the first nine months of 1999 from 6.9% during the nine months ended September 30, 1998. Sales and marketing expenses are expected to continue to increase in absolute dollars as we continue to expand our marketing programs and sales force.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits; facilities costs, including depreciation and amortization; information systems costs; professional fees; travel; and all other site and corporate costs. General and administrative expenses increased 45.4% to $3.9 million for the three months ended September 30, 1999 from $2.7 million for the three months ended September 30, 1998. This increase was principally due to the hiring of additional employees, the recognition of certain one-time expenses in conjunction with Lionbridge's initial public offering, expenses resulting from the acquisition of VeriTest in 1999. General and administrative expenses for the nine months ended September 30, 1999 increased 34.0% to $10.6 million from $7.9 million during the corresponding period of 1998 as a result of the hiring of additional employees and other personnel-related costs as well as the additional infrastructure costs of the VeriTest acquisition. As a percentage of revenue, general and administrative expenses remained relatively constant for the nine-month periods ended September 30, 1999 and 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses relate to LIONTRACK-TM-, our proprietary internal workflow system, and include salaries and associated employee benefits, equipment and third-party contractor expenses. Research and development expense totaled $583,000 and $1.0 million for the three- and nine-month periods ended September 30, 1999, respectively. No research and development expense was incurred in 1998. We expect that research and development expenses relating to LIONTRACK will increase in absolute dollars in the foreseeable future.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Amortization of acquisition-related intangible assets consists of amortization of goodwill and other intangible assets resulting from acquired businesses. Amortization expense increased 80.0% to $792,000 for the three months ended September 30, 1999 from $441,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, amortization expense increased to $2.4 million, or 45.0% over the nine months ended September 30, 1998. These increases were primarily due to the amortization of goodwill recognized on the acquisition of VeriTest at the beginning of 1999.

INTEREST EXPENSE. Interest expense represents interest payable on debt and the accretion of original issue discount on subordinated notes with detachable warrants. Interest expense increased to $2.2 million for the three months ended September 30, 1999 as compared to $196,000 for the three months ended September 30, 1998. Interest expense was $7.2 million for the nine months ended September 30, 1999 versus $461,000 for the corresponding period of 1998. These increases were principally due to accretion of $1.9 million and $6.0 million for the three- and nine-month periods ended September 30, 1999, respectively, on the original issue discount on the subordinated notes issued in 1999 and to increased interest as a result of greater borrowings through notes issued and our commercial credit facility.

OTHER INCOME (EXPENSE), NET. Other income (expense), net consists primarily of foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the local currencies of the countries in which the transactions are recorded. As a percentage of revenue, other income (expense), net increased to 0.7% for the three months ended September 30, 1999 from (0.2)% for the corresponding three months of 1998. For the nine months ended September 30, 1999, other income (expense), net was (0.7)% of revenue as compared to (0.2)% for the nine months ended September 30, 1998.

PROVISION FOR INCOME TAXES. The provision for income taxes in the three- and nine-month periods ended September 30, 1999 and 1998 represents taxes generated in foreign jurisdictions for which U.S. tax credit utilization is currently uncertain. No tax benefit was recorded for losses generated during these periods due to the uncertainty of realizing any benefit.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, Lionbridge has relied upon sales of equity securities and borrowings to fund operations. On August 25, 1999, Lionbridge completed our initial public offering of 3,500,000 shares of common stock. After deducting expenses, Lionbridge received approximately $31.9 million in cash proceeds from this transaction.

Upon closing our initial public offering of common stock, all 13,271,314 shares and 140 shares of our Series A convertible preferred stock and Series D nonvoting convertible preferred stock, respectively, converted into 132.7145 shares of Series B redeemable preferred stock and 8,847,649 shares of Series C convertible preferred stock. The Series B redeemable preferred stock was redeemed for $100,000 per share plus an 8% annual premium for a total of approximately $16.1 million at the completion of the initial public offering. At the same time, the Series C convertible preferred stock converted into 8,847,649 shares of common stock.

Lionbridge issued $12.0 million of subordinated notes, bearing interest at 12% per year, in the first quarter of 1999. At the completion of our initial public offering, $6.0 million of the notes were repaid. The remaining $6.0 million of these notes bear interest at 12% per year and are due upon the earlier to occur of (i) August 25, 2001 or (ii) our completion of a future underwritten public offering with aggregate gross proceeds of at least $10.0 million.

We have a commercial credit facility that allows Lionbridge to borrow up to $8.0 million and that expires on December 20, 1999. The facility requires Lionbridge to maintain financial ratios and restricts the payment of dividends. The facility bears interest at the bank's prime rate plus 1% (9.25% at September 30, 1999) and is collateralized by worldwide accounts receivable and work in process. As of September 30, 1999, $6.6 million was outstanding under the facility.

Cash increased to $12.0 million at September 30, 1999 from $732,000 at December 31, 1998. Net cash used in operating activities was $3.5 million and $1.4 million for the nine month periods ended September 30, 1999 and 1998, respectively. This increase was attributable to funding of operating losses resulting from growth in revenue and operations. Net cash used in investing activities was $5.3 million for the nine months ended September 30, 1999 as compared to $4.8 million for the corresponding period of 1998. Investing activities for these periods were primarily purchases of equipment and the acquisitions of Japanese Language Services and the localization services division of Lucent Technologies in 1998 and VeriTest in 1999. Net cash provided by financing activities was $20.2 million and $6.5 million in the first nine months of 1999 and 1998, respectively. The primary financing activity was the completion of our initial public offering in 1999, with additional resources being provided by borrowings against our bank line of credit in each period as well as the issuance of the subordinated debt in 1999.

As of September 30, 1999, we had cash of $12.0 million and an additional $1.4 million available for borrowing under the bank line of credit. Our future financing requirements will depend upon a number of factors, including our operating performance and increases in operating expenses associated with growth in our business. We anticipate that our present cash position and available financing should provide adequate cash to fund our currently anticipated cash needs through at least the next 12 months. We cannot be assured that additional financing, if needed, will be available to Lionbridge at terms acceptable to us, if at all.


YEAR 2000 READINESS DISCLOSURE

The Year 2000 problem is the potential for system and processing failures of date-related data arising from the use of two digits by computer-controlled systems, rather than four digits, to define the applicable year. Because we and our clients are dependent, to a very substantial degree, upon the proper functioning of our and their computer systems, a failure of our or their systems to correctly recognize dates beyond December 31, 1999 could materially disrupt our operations, which could materially and adversely affect our business, results of operations, and financial condition. Additionally, our failure to provide Year 2000-compliant services to our clients could result in financial loss, harm to our reputation and legal liability. Likewise, the failure of computer systems and products of the third parties with which we transact business to be Year 2000-compliant could materially disrupt their and our operations.

STATE OF READINESS. We have made an assessment of the Year 2000 readiness of our information technology ("IT") systems, including the hardware and software that enable us to provide services. Our Year 2000 readiness plan consists of:

         - quality assurance testing of our internally developed proprietary software,

         - contacting third-party vendors and licensors of material software and services that are both directly and indirectly related to the delivery of our services,

         -    assessing our repair and replacement requirements, and

         -    creating contingency plans in the event of Year 2000 failures.

         We have contacted our major third party vendors and service providers to assess their Year 2000 compliance. We have been informed by all of our material software component vendors that the products we use are currently Year 2000-compliant. We have substantially completed the assessment of our non-IT systems and have sought assurance of Year 2000 compliance from providers of material non-IT systems. We expect to complete resulting contingency plans by November 30, 1999. Based on the results of our assessment to date, we do not believe that any significant IT or non-IT systems will need to be revised or replaced.

COSTS. We have made the majority of our equipment and other purchases over the course of the last two years, and we believe this equipment is Year 2000-compliant. As a result, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues. Based on our assessment to date, we do not anticipate that costs associated with remediating our non-compliant IT systems or non-IT systems will be material. We expect that our existing employees or consultants will perform any significant work pertaining to Year 2000 compliance.

RISKS. We believe that our internal software and hardware systems will function properly with respect to dates in the Year 2000 and thereafter. Year 2000 problems of our clients, suppliers and service providers could affect our systems or operations. Our primary vendors consist of individual translators and other service professionals who are not expected to be materially impacted by the Year 2000 issue. We do have relationships with various financial institutions and telecommunications providers throughout the world which could be materially impacted by this problem. We have contacted our financial institutions and critical telecommunications providers and based on their responses, we believe our operations will not be materially impacted by Year 2000 problems. In addition, we cannot assure you that governmental agencies, utility companies, Internet access companies, third party service providers, and others outside our control will be Year 2000-compliant. Because we depend heavily on the availability of the Internet to conduct our business and provide services to our clients, disruptions in the use of the Internet arising from Year 2000 problems could materially affect our business, financial condition, and results of operations.

Widespread Year 2000 difficulties could also decrease demand for our services as companies expend resources upgrading their computer systems. Although, as a general matter, we do not specifically contract with or warrant to our clients that our work will be Year 2000-compliant, several clients have requested and received this warranty. In these cases, we do not warrant the compliance of the client's source material; rather, we warrant only that the localized version created by us will not include new routines which fail to be Year 2000-compliant. In addition, through our VeriTest labs we provide Year 2000 testing services on customer products, but we expressly exclude any warranty, guaranty, or certification of Year 2000 compliance, compatibility or the functionality of the customer's products. Although we believe we have effectively limited our risk of warranty claims for Year 2000 problems, there is still a risk that clients for whom we have localized or tested software will attempt to hold us liable for any damages that result in connection with Year 2000 problems.

CONTINGENCY PLAN. As discussed above, we have substantially completed an ongoing Year 2000 assessment and continue to finalize contingency plans in case of Year 2000 disruptions. We will take into account the results of our Year 2000 simulation testing and the responses received from third party vendors and service providers in determining the nature and extent of any contingency plans.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS

133 was amended on July 7, 1999 by the issuance of Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS No. 133 by one year. SFAS 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for the Company and its adoption is not expected to have a material impact on the Company's financial position or results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about Lionbridge's market risk disclosures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK. Lionbridge is exposed to market risk from changes in interest rates primarily through its investing activities. In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investment portfolio consists solely of investments in high-grade, commercial bank money market accounts.

FOREIGN CURRENCY EXCHANGE RATE RISK. The majority of our contracts with clients are denominated in U.S. dollars. However, 55% and 75% of our costs and expenses for the nine months ended September 30, 1999 and 1998, respectively, were denominated in foreign currencies. 47% and 59% of our assets were recorded in foreign currencies as of September 30, 1999 and December 31, 1998, respectively. 32% and 48% of our liabilities were recorded in foreign currencies as of September 30, 1999 and December 31, 1998, respectively. Therefore, we are exposed to foreign currency exchange risks. We have not historically tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

                          LIONBRIDGE TECHNOLOGIES, INC.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 20, 1999, we commenced an initial public offering of 3,500,000 shares of common stock (4,025,000 shares including 525,000 over-allotment shares offered by selling stockholders and Lionbridge), $.01 par value per share pursuant to a final prospectus dated August 20, 1999. The prospectus was contained in the Company's registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-81233) on August 20, 1999. Of the 4,025,000 shares of common stock offered, 3,798,000 shares were offered and sold, 3,500,000 shares by Lionbridge and 298,000 shares by certain stockholders of Lionbridge. The offering closed on August 25, 1999 as to the shares offered and sold by Lionbridge and on September 10, 1999 as to the shares offered and sold by the selling stockholders. The aggregate offering price of the offering to the public was $38.0 million, with proceeds to Lionbridge and the selling stockholders, after deduction of the underwriting discounts and commissions, of $33.1 million and $2.8 million, respectively. The aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of common stock sold in the offering were approximately $3.1 million, including approximately $1.9 million in underwriting discounts and commissions and $1.2 million in other offering expenses. None of the expenses incurred by Lionbridge in connection with the offering represented payments, direct or indirect, to directors, officers, persons owning 10% or more of the equity securities of Lionbridge, or affiliates of Lionbridge. Prudential Securities Incorporated, U.S. Bancorp Piper Jaffray Inc. and Adams, Harkness & Hill, Inc. acted as underwriters for the initial public offering.

Upon closing our initial public offering of common stock, all 13,271,314 shares and 140 shares of our Series A convertible preferred stock and Series D nonvoting convertible preferred stock, respectively, converted into 132.7145 shares of Series B redeemable preferred stock and 8,847,649 shares of Series C convertible preferred stock. The Series B redeemable preferred stock was redeemed for $100,000 per share plus an 8% annual premium for a total of approximately $16.1 million at the completion of the initial public offering. At the same time, the Series C convertible preferred stock converted into 8,847,649 shares of common stock.

The primary purposes of the initial public offering were to obtain additional capital, create a public market for Lionbridge's common stock, provide liquidity to existing stockholders and optionholders, create a currency for future acquisitions and facilitate future access to public markets. The Company used $16.1 million of the proceeds of the offering to redeem shares of Series B redeemable preferred stock, $6.0 million to repay subordinated notes and approximately $185,000 to purchase fixed assets. The remainder of the proceeds are intended to be used for working capital and general corporate purposes. Lionbridge paid approximately $15.4 million of the net proceeds of the offering to officers and affiliates of Lionbridge to redeem shares of our Series B redeemable preferred stock and paid $6.0 million to affiliates of the Company to repay our senior subordinated notes held by those affiliates.

In connection with the issuance of senior subordinated notes in the first quarter of 1999, Lionbridge issued warrants to purchase 1,533,260 shares of our common stock at an exercise price of $0.015 per share. Subsequent to the completion of our initial public offering, warrants to acquire 1,277,716 of these shares were exercised.

During the three months ended September 30, 1999, options to purchase 271,009 shares of common stock, issued pursuant to Lionbridge's 1998 Stock Plan, were exercised.

Other than our initial public offering, all such issuances of securities of Lionbridge during the quarter ended September 30, 1999 were made in reliance on Section 4(2), Rule 701 and/or Regulation D under the Securities Act of 1933, as amended.

The terms of our commercial bank credit facility prohibit the payment of cash dividends to us by our European subsidiaries and contain other working capital restrictions. In addition, the terms of our subordinated debt agreements prohibit us from paying any dividends to our stockholders and also contain other working capital restrictions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      EXHIBITS.

              Exhibit
               NUMBER        DESCRIPTION

                   3.1       Second Amended and Restated Certificate of
                             Incorporation of Lionbridge (filed as Exhibit 3.2
                             to Lionbridge's Registration Statement on Form S-1
                             (File No. 333-81233) and incorporated herein by reference).
                   3.2 Amended and Restated By-laws of Lionbridge (filed as Exhibit 3.4 to Lionbridge's Registration
                             Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
                  10.1 Loan Document Modification Agreement Number 5 dated as of September 20, 1999 by and among Lionbridge
                             Technologies Holdings, B.V., Lionbridge
                             Technologies, B.V., Lionbridge Technologies, Inc. and
                             Silicon Valley Bank.
                  10.2       Amended and Restated Promissory Note.
                  27.1       Financial Data Schedule.



(b)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed by Lionbridge for the quarter ended September 30, 1999.

                          LIONBRIDGE TECHNOLOGIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LIONBRIDGE TECHNOLOGIES, INC.



Dated:  November 12, 1999     By:  /s/ Stephen J. Lifshatz
                                   ---------------------------
                                       Stephen J. Lifshatz
                                       Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)



                                  EXHIBIT INDEX


              EXHIBIT
               NUMBER        DESCRIPTION

                   3.1       Second Amended and Restated Certificate of
                             Incorporation of Lionbridge (filed as Exhibit 3.2
                             to Lionbridge's Registration Statement on Form S-1
                             (File No. 333-81233) and incorporated herein by reference.
                   3.2 Amended and Restated By-laws of Lionbridge (filed as Exhibit 3.4 to Lionbridge's Registration
                             Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference.
                  10.1 Loan Document Modification Agreement Number 5 dated as of September 20, 1999 by and among Lionbridge
                             Technologies Holdings, B.V., Lionbridge
                             Technologies, B.V., Lionbridge Technologies, Inc. and
                             Silicon Valley Bank.
                  10.2       Amended and Restated Promissory Note.
                  27.1       Financial Data Schedule.
