Form 10-K405
period 1999-12-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2000-03-07
CIK 1058299

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-26933

                          LIONBRIDGE TECHNOLOGIES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                               04-3398462
(STATE OR OTHER JURISDICTION OF                                 (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION
                                                                     NUMBER)

950 WINTER STREET, WALTHAM, MA                                       02451
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 434-6000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     -----
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

    The aggregate market value of the voting stock held by non-affiliates of the registrant, as of January 31, 2000, was approximately $103 million (based on the closing price of the registrant's Common Stock on January 31, 2000, of $19.75 per share).

    The number of shares outstanding of the registrant's $.01 par value Common Stock as of January 31, 2000 was 16,586,684.


                       DOCUMENTS INCORPORATED BY REFERENCE

Lionbridge intends to file a joint proxy statement/prospectus on Form S-4 pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. Portions of such joint proxy statement/prospectus are incorporated by reference into Part III of this Report. In addition, Lionbridge has filed a Registration Statement on Form S-1, File No. 333-81233, and a Quarterly Report on Form 10-Q, File No. 000-26933, for the quarter ended September 30, 1999. Portions of both such documents are incorporated by reference into Part IV of this Report.

                          LIONBRIDGE TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


PART I                                                                                      PAGE NO.

Item 1.      Business....................................................................    3
Item 2.      Properties..................................................................    7
Item 3.      Legal Proceedings...........................................................    7
Item 4.      Submission of Matters to a Vote of Security Holders.........................    7

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......    7
Item 6.      Selected Consolidated Financial Data........................................    9
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations..................................................................   10
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..................   20
Item 8.      Financial Statements and Supplementary Data.................................   20
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure..................................................................   20

PART III

Item 10.     Directors and Executive Officers of the Registrant..........................   21
Item 11.     Executive Compensation......................................................   21
Item 12.     Security Ownership of Certain Beneficial Owners and Management
             of Lionbridge...............................................................   21
Item 13.     Certain Relationships and Related Transactions..............................   21

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............   21

SIGNATURES............................................................................... II-1


                                     PART I

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. LIONBRIDGE MAKES SUCH FORWARD-LOOKING STATEMENTS UNDER THE PROVISION OF THE "SAFE HARBOR" SECTION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ANY FORWARD-LOOKING STATEMENTS SHOULD BE CONSIDERED IN LIGHT OF THE FACTORS DESCRIBED BELOW IN ITEM 7 UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS." ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE PROJECTED, ANTICIPATED OR INDICATED IN ANY FORWARD-LOOKING STATEMENTS. IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "COULD," AND SIMILAR WORDS OR EXPRESSIONS (AS WELL AS OTHER WORDS OR EXPRESSIONS REFERENCING FUTURE EVENTS, CONDITIONS OR CIRCUMSTANCES) IDENTIFY FORWARD-LOOKING STATEMENTS.

ITEM 1.  BUSINESS

GENERAL

Lionbridge is a leading provider of globalization services to industry-leading software publishers, computer hardware manufacturers, and telecommunications companies. Globalization is the process of adapting products or services to meet the demands of local cultures. Since 1996, we have focused primarily on globalization services, including localization, internationalization, and testing, that enable simultaneous worldwide release and ongoing maintenance of products and related technical support, training materials, and sales and marketing information in multiple languages. As product releases, technical support and training have evolved toward a Web-based business model, we have in turn begun to offer multilingual Internet services. While the Internet has been an integral part of our operations and our relationships with our customers for several years, in the last year we have developed new multilingual Internet service offerings that are focused on this rapidly changing business opportunity.

We provide a complete globalization and multilingual Internet offering to businesses, particularly industry-leading software publishers, computer hardware manufacturers, and telecommunications companies. Our full suite of services improve the quality, consistency, and timeliness of our clients' international product releases, technical support, training materials, and sales and marketing information. Lionbridge serves as a globalization partner throughout a client's product development and support lifecycle by offering:

o localization, translation, and internationalization services,
o compliance, compatibility, and localization testing of software and hardware, and
o project management throughout the globalization process.

We have invested in the development of our proprietary RAPID GLOBALIZATION METHODOLOGY(TM), a process which is at the heart of each client engagement. Our RAPID GLOBALIZATION METHODOLOGY standardizes processes, defines key activities, and specifies goals for each project. This approach to a project benefits our clients by enabling Lionbridge to provide consistent quality and timely delivery of localized versions of products and related materials across multiple geographies and languages. Our RAPID GLOBALIZATION METHODOLOGY emphasizes the integration of process and technology into the globalization process to achieve operational efficiencies and predictable, measurable results. This methodology also facilitates the identification, capture, and sharing of valuable knowledge and best practices throughout our organization, enabling us to continuously improve the quality and efficiency of our services. The RAPID GLOBALIZATION METHODOLOGY is generally supported by our proprietary internal LIONTRACK(TM) workflow system.

LIONTRACK can answer the demanding localization requirements of large, complex Web sites that are subject to continuous updating. LIONTRACK, which became operational in July 1999, connects directly to our clients' Web sites, automatically detecting and extracting required changes through our Web-crawling technology. LIONTRACK routes these changes for translation and localization, and automatically inserts the localized material into the client's multilingual Web sites. LIONTRACK enables our clients to maintain continuously updated multilingual Web sites without disruption, freeing them to focus on content development. LIONTRACK also enables our clients to submit files and translation instructions to us via the Internet for automated routing throughout the localization process. Our clients can then use LIONTRACK to monitor the real-time progress of individual components of an assignment, which allows them to plan their product release schedule more effectively.

Lionbridge, through its predecessor and current wholly owned subsidiary, Lionbridge America, Inc., was incorporated in Delaware in September, 1996. Our principal executive offices are located at 950 Winter Street, Waltham, Massachusetts 02451, our telephone number is (781) 434-6000, and our Web site is www.lionbridge.com.

RECENT DEVELOPMENTS

In January 2000, Lionbridge entered into an agreement to acquire INT'L.com, Inc., a company based in Framingham, Massachusetts, with operations in the United States, France, The Netherlands, Germany and China. The transaction is intended to be a tax-free, stock-for-stock transaction, accounted for as a pooling of interests. Lionbridge will issue approximately 9,000,000 shares of its common stock in exchange for all of the capital stock of INT'L.com. The acquisition is expected to be consummated in the second quarter of 2000.

LIONBRIDGE SERVICES

We provide a full suite of globalization and multilingual Internet services to businesses - primarily technology businesses - to improve the quality, consistency, and timeliness of their international product releases, technical support, training materials, and sales and marketing information. Our globalization services consist of the following:

o SOFTWARE LOCALIZATION. Lionbridge creates foreign language versions of software products and applications, including the user interface, online help systems, and documentation. We provide our clients with re-engineered, fully tested, and culturally adapted multilingual versions of their products and applications.

o INTERNATIONALIZATION. Lionbridge provides source code analysis and engineering services that enable software to be compatible with country-specific operating systems and localized software. Through a complex and highly specialized process, we re-engineer code to support the "double-byte" character set requirements of the Japanese, Chinese, and Korean languages.

o TRANSLATION. Lionbridge uses a combination of internal and external translators, as well as translation software, for its projects. We have approximately 35 translators who are employees and we also have established relationships with a global network of over 2,000 in-country translators, including independent agencies and freelance professionals. A majority of our translation costs are attributable to outsourcing these services to in-country translators. We develop and apply glossaries to ensure consistent terminology across projects for a specific company or industry. We also use translation memory software to identify previously translated material for re-use. Our project editors review translated material to ensure that it meets our standards for quality and accuracy. Historically, a majority of our revenue from translation services has involved translating information from English to various foreign languages.

o LOCALIZATION AND INTERNATIONALIZATION TESTING. We provide both localization testing, and software, hardware, and telecommunications internationalization testing through our global network of VeriTest labs. Testing provides an opportunity to uncover errors before the product is placed into production and into the hands of end users. The goal of localization testing is to ensure that local language versions of the product perform consistently with the source language version. Internationalization testing is necessary to ensure that localized products function properly in the local hardware and software environment, including local operating systems, peripheral devices, and networking and communications standards.

o LOGO CERTIFICATION. Lionbridge, under its VeriTest services brand, provides logo certification programs for many of the leading software companies, including Autodesk, BMC Software, Microsoft, and Oracle. These sponsoring companies retain Lionbridge to develop and administer test criteria that independent software vendors must satisfy before they may display the sponsor's logo (such as Microsoft's CERTIFIED FOR WINDOWS 2000(TM)) on their products. The logo is an indication of software quality and compatibility for end users. Other Lionbridge logo programs include BUILT WITH OBJECT ARX(TM) (Autodesk), BMC CERTIFIED FOR PATROL(TM), DESIGNED FOR MICROSOFT WINDOWS NT AND WINDOWS 98(TM), AND ORACLE E-CERTIFIED WAREHOUSE(TM).

o MULTILINGUAL TECHNICAL PUBLISHING. We localize user manuals, marketing and training materials, and other product support information using a variety of desktop publishing and graphics software. Using workflow technology, multiple language versions are simultaneously delivered to our clients in formats ready for printing or Internet delivery.

Our revenues from services, excluding non-multilingual compatibility testing and logo certification, were approximately 90%, 100% and 100% of consolidated revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

As our clients increasingly use the Internet to deliver products, technical support, training materials, and sales and marketing information, we are continuously adapting our service offerings to support our clients' Web-based initiatives. We are organizing our multilingual Internet services in four key areas:

ERELEASE
Lionbridge localizes software products and Web applications into multiple languages. With the emergence of the Internet, our clients are redesigning their software products as Web components and applications, then releasing them and providing continuous updates over the

Internet. Lionbridge provides the methodology and workflow systems to support continuous release of multilingual products and updates via the Web.

ESUPPORT
We offer localization and maintenance of technical support Web sites, including frequently asked questions, product specifications, white papers, and technical support databases. As our clients continuously update this Web-based information, we automatically update the multilingual versions as well. We also assist our clients in providing local language responses to technical support questions through e-mail.

ELEARNING
Our multilingual eLearning services enable our clients to provide updated training materials on the Web in multiple languages and culturally appropriate formats as they move from instructor-led classroom training to Internet distance learning.

ECOMMERCE
We localize Web-based sales and marketing materials for our clients who sell their products via the Internet. Our services support continuous updates and revisions to these materials.

As corporate Web sites become an integrated global resource, Lionbridge believes that our multilingual Internet services will assist multinational corporations in maintaining the quality and consistency of their Web-based products and content in multiple languages.

See Note 13 of Notes to Consolidated Financial Statements for financial information relating to Lionbridge's operating segments and geographic areas of operation.

SALES AND MARKETING

Substantially all of Lionbridge's revenue has been generated through its dedicated direct sales force. As of January 31, 2000, we had 24 direct sales professionals based in the United States, Europe, and Asia who sell the full range of Lionbridge globalization and multilingual Internet services. Our sales approach is highly consultative and often involves planning for an organization's ongoing requirements, including future versions of products, and ongoing support, maintenance, and training, related to both traditional and Web deployment. There are often several different functional areas within the same organization that require one or more of our services. Many of our clients do not coordinate these purchases but buy these services at the department head level. As a result, our sales professionals may call on several functional departments and at various management levels within the same client organization. Our sales cycle varies significantly, but typically takes six to twelve months.

Lionbridge's marketing efforts are designed to create brand recognition and demand for Lionbridge services throughout the world. Lionbridge's corporate marketing team is supplemented by marketing representatives in each country in order to provide a consistent global message. Marketing programs include targeted industry and solution-specific advertising campaigns, trade show participation, speaking engagements, and promotion of customer success stories. We plan to continue expanding our sales and marketing activities.

CLIENTS

Lionbridge customers are generally large multinational organizations in the software, hardware and telecommunications industries. The following companies are representative of Lionbridge's clients in 1999:

Autodesk                   IBM                             Oce
Baan                       Kodak                           Oracle
Bentley Systems            Microsoft                       Page Factory
Bull                       Motorola                        Parametric Technology
Candle                     Network Associates              Sonic Foundry
Cisco Systems              Nokia                           Sun Microsystems
Corel                      Nortel Networks                 Sybase
Hewlett Packard            Novell                          Symantec

In 1999, Lionbridge's largest client, IBM, accounted for approximately 15% of total revenue. In 1999 and 1998, our five largest clients accounted for approximately 35% and 39%, respectively, of revenue.

COMPETITION

Lionbridge provides a broad range of globalization and multilingual Internet service offerings to its clients. The market for our services is highly fragmented, and we have many competitors. Our current competitors include the following:

o localization or translation services providers such as Berlitz International, Bowne & Co., Lernout and Hauspie, and regional vendors of translation services specializing in specific languages in particular geographic areas,
o companies providing outsourcing of technical support call centers including Stream International and Sykes Enterprises, and
o independent testing labs providing testing and logo certification services such as National Software Testing Laboratories (a division of CMP Media), and Keylabs (a subsidiary of Exodus Communications).

Lionbridge also faces competition from internal localization departments in large multinational companies. Although many companies are finding that simultaneous global release and ongoing maintenance of Web-based applications require new skill sets that are not available in-house, many companies may still perform these services in-house rather than outsourcing them. We may also face competition from companies that provide outsourcing of technical support call centers. As businesses shift from telephonic support centers to Web-based support, companies such as Stream International, Sykes Enterprises and others that currently provide traditional outsourcing services may decide to provide comparable services over the Internet.

Lionbridge believes that the principal competitive factors in providing its services include project management expertise, quality, speed of service delivery, vertical industry knowledge, the ability to provide clients end-to-end localization solutions, expertise in certain geographic areas, corporate reputation, and expertise in Internet-related services.

We believe we compete favorably with respect to these factors. We have developed significant expertise in project management which has allowed us to provide high-quality and quick service in our clients' particular industries and geographic regions. We have been able to successfully provide our customers with a one-stop globalization service and, in 1999, began offering our Internet-related services. As a result, we have developed a strong reputation in our industry.

There are relatively few barriers preventing companies from competing with us. In addition to our existing competitors, we may face further competition in the future from companies that do not presently offer globalization services. Companies currently providing information technology services may choose to broaden their range of services to include globalization. While we presently use translation memory software licensed from third parties in our localization process, and to a lesser extent machine translation software also licensed from third parties, these technologies may improve and become sophisticated enough to compete with our localization service offering. We cannot assure you that we will be able to compete effectively with these potential future competitors.

INTELLECTUAL PROPERTY RIGHTS

Our success is dependent, in part, upon our proprietary RAPID GLOBALIZATION METHODOLOGY, our LIONTRACK workflow system, and other intellectual property rights. We do not have any patents or patent applications pending. Lionbridge relies on a combination of trade secret, nondisclosure and other contractual agreements, and copyright and trademark laws to protect its proprietary rights. Existing trade secret and copyright laws afford us only limited protection. We enter into confidentiality agreements with our employees, require that our consultants and generally our clients enter into these agreements, and limit access to and distribution of Lionbridge's proprietary information. We cannot assure you that these arrangements will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

EMPLOYEES

As of December 31, 1999, we had 480 employees. Of these, 349 were consulting and service delivery professionals and 131 were management and administrative personnel performing marketing, sales, operations, process and technology, research and development, finance, accounting, and administrative functions.

Lionbridge's employees in Paris, France are represented by a labor union, and we have a works council in The Netherlands. We have never experienced a work stoppage. We believe that our employee relations are good.

ITEM 2.  PROPERTIES

We maintain offices in the United States, Ireland, France, The Netherlands, China, Japan, and South Korea. We maintain sales offices in Charlotte, North Carolina and the metropolitan areas of Chicago, Seattle, Houston, Los Angeles, and San Francisco in the United States; Dublin, Ireland; Paris, France; and Tokyo, Japan.

Lionbridge's headquarters and principal administrative, finance, legal, and marketing operations are located in leased office space in Waltham, Massachusetts. Lionbridge's lease is for a term of 3 years and expires on August 31, 2002. Lionbridge maintains a facility in metropolitan Dublin, Ireland and leases three floors under three separate leases expiring between September 14, 2025 and March 1, 2026. We also lease office space in Santa Monica, California; Monterey, California; Ballina, Ireland; Velizy, France; Sophia Antipolis, France; Amsterdam, The Netherlands; Seoul, South Korea; Beijing, China; and Tokyo, Japan. Lionbridge expects to close its Monterey, California office by March 31, 2000. Lionbridge expects that it will need additional space as it expands its business and believes that it will be able to obtain additional space as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

Lionbridge is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Lionbridge's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Lionbridge commenced its initial public offering of common stock on August 20, 1999 at a price to the public of $10.00 per share. As of January 31, 2000, there were approximately 100 holders of record of Lionbridge's common stock. Lionbridge's common stock is listed and traded on the Nasdaq National Market under the symbol "LIOX."

The following table sets forth, for the periods indicated, the range of high and low bid prices for the common stock since Lionbridge's initial public offering, all as reported by the Nasdaq National Market. The quotations represent interdealer quotations, without adjustments for retail mark ups, mark downs, or commissions, and may not necessarily represent actual transactions.


                                                                  HIGH          LOW
August 20, 1999 - September 30, 1999............................ $37.3750       $10.3750
Fourth quarter ended December 31, 1999.......................... $25.7500       $14.8125


Lionbridge has not paid any cash dividends on its common stock and currently intends to retain any future earnings for use in its business. In addition, the terms of its credit facility with Silicon Valley Bank prohibit the payment of cash dividends to Lionbridge by its European subsidiaries and the terms of the subordinated notes held by Capital Resource Lenders and two Morgan Stanley limited partnerships prohibit Lionbridge from paying any dividends to its stockholders. Accordingly, Lionbridge does not anticipate that any cash dividends will be declared or paid on the common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 1999, Lionbridge issued the following securities that were not registered under the Securities Act of 1933, as amended:

    (a) ISSUANCES OF CAPITAL STOCK

In January 1999, Lionbridge issued 66,668 shares of common stock, $0.01 par value per share, as part of its agreement to acquire all of the stock of VeriTest, Inc. In February 1999, Lionbridge issued 24,268 shares of common stock, $0.01 par value per share, as part of its agreement, dated February 27, 1998, to acquire all of the outstanding stock of Japanese Language Services, Inc.

    (b) EXERCISES OF STOCK OPTIONS

From January 1, 1999 to December 31, 1999, Lionbridge issued 626,456 shares of common stock at exercise prices ranging from $0.15 to $1.50 for an aggregate purchase price of approximately $117,000 pursuant to the exercise of employee stock options. Of these, 610,891 shares were unregistered.

No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or, in the case of the exercise of options to purchase common stock, Rule 701 under the Securities Act. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

USE OF PROCEEDS FROM ISSUANCE OF REGISTERED SECURITIES

On August 20, 1999, we commenced our initial public offering of 3,500,000 shares of common stock (4,025,000 shares including 525,000 over-allotment shares offered by selling stockholders and Lionbridge), $.01 par value per share, pursuant to our final prospectus dated August 20, 1999. That prospectus was contained in Lionbridge's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-81233) on August 20, 1999. Of the 4,025,000 shares of common stock offered, 3,798,000 were offered and sold, 3,500,000 shares by Lionbridge and 298,000 shares by certain stockholders of Lionbridge. The initial public offering closed on August 25, 1999 as to the shares offered and sold by Lionbridge and on September 10, 1999 as to the shares offered and sold by the selling stockholders.

The aggregate offering price of the initial public offering to the public was approximately $38.0 million, with proceeds to Lionbridge and the selling stockholders, after deduction of underwriting discounts and commissions, of $33.1 million and $2.8 million, respectively. The aggregate amount of expenses incurred by Lionbridge through December 31, 1999 in connection with the issuance and distribution of the shares of common stock offered and sold in the initial public offering was approximately $3.2 million, including approximately $1.9 million in underwriting discounts and commissions and $1.3 million in other expenses. None of the expenses paid by Lionbridge in connection with the initial public offering or the exercise of the overallotment option were paid, directly or indirectly, to directors, officers, persons owning 10% or more of Lionbridge's equity securities, or affiliates of Lionbridge. Prudential Securities Incorporated, U.S. Bancorp Piper Jaffray Inc. and Adams, Harkness & Hill, Inc. acted as underwriters for the initial public offering.

The primary purposes of the initial public offering were to obtain additional capital, create a public market for Lionbridge's common stock, provide liquidity to existing stockholders and optionholders, create a currency for future acquisitions and facilitate future access to public markets. Lionbridge used $16.1 million of the offering proceeds to redeem shares of Series B redeemable preferred stock, $6.0 million to repay subordinated notes and approximately $535,000 to purchase fixed assets. Of these previous amounts, Lionbridge paid approximately $15.4 million of the net proceeds of the offering to officers and affiliates of Lionbridge to redeem shares of our Series B redeemable preferred stock and paid $6.0 million to affiliates of Lionbridge to repay the senior subordinated notes held by those affiliates. The remainder of the proceeds are intended to be used for working capital and general corporate purposes.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Lionbridge was incorporated on September 11, 1996 and commenced operations on December 23, 1996 through the acquisition of the localization businesses of Stream International in France, Ireland, and The Netherlands. Until 1996, Stream did not maintain complete accounting records for these localization businesses. As a result, the accounting information required to prepare financial statements for any period prior to 1996 is not available; and, therefore, we cannot present selected financial data for 1995.

The selected financial data for the year ended December 31, 1996 relating to Stream's European localization businesses have been derived from the combined financial statements of The Localization Businesses of Stream International Holdings, Inc. in Ireland, The Netherlands and France, which are incorporated by reference herein from Lionbridge's Registration Statement on Form S-1. The selected consolidated financial data as of December 31, 1999, 1998, and 1997 and for the years then ended have been derived from the consolidated financial statements of Lionbridge which appear elsewhere in this document.

The results of operations of Lionbridge for the period from inception (September 11, 1996) to December 31, 1996 are immaterial, consisting of no revenues, general and administrative expenses of $158,000, interest expense of $1,000, and a net loss of $159,000. As a result, we do not present selected consolidated financial data for this period.

The historical results presented are not necessarily indicative of future results. You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this document, or incorporated by reference herein from Lionbridge's Registration Statement on Form S-1.


                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                               1999         1998         1997       1996 (1)
                                                               ----         ----         ----       --------

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenue....................................................     $49,508      $38,412      $26,462   $28,134
Cost of revenue............................................      33,486       25,546       18,914    24,977
                                                               ---------     --------    ---------  --------
      Gross profit.........................................      16,022       12,866        7,548     3,157
                                                               ---------     --------    ---------  --------

Operating expenses:
   Sales and marketing.....................................       5,554        2,735        1,306       ----
   General and administrative..............................      14,147       10,889        8,210      3,144
   Research and development................................       1,491         ----         ----       ----
   Amortization of acquisition-related intangible assets...       3,170        2,145        4,400       ----
   Restructuring charges...................................        ----          501          541       ----
   Stock-based compensation................................         730         ----         ----       ----
                                                               ---------     --------    ---------  --------

      Total operating expenses.............................      25,092       16,270       14,457      3,144
                                                               ---------     --------    ---------  --------

Income (loss) from operations..............................      (9,070)      (3,404)      (6,909)        13
Interest expense:
   Interest on outstanding debt............................      (1,511)        (648)        (127)      (154)
   Accretion of discount on subordinated notes payable.....      (5,967)        ----         ----       ----
Other income (expense), net................................        (339)          49         (506)       (72)
                                                               ---------     --------    ---------  --------

Loss before income taxes...................................     (16,887)      (4,003)      (7,542)      (213)
Provision for income taxes.................................         699          259          112       ----
                                                               ---------     --------    ---------  --------

Net loss...................................................     (17,586)      (4,262)      (7,654)      (213)
Accrued dividends on preferred stock.......................        (687)      (1,062)      (1,062)      ----
                                                               ---------     --------    ---------  --------

Net loss attributable to common stockholders...............    $(18,273)     $(5,324)    $ (8,716)   $  (213)
                                                               =========     ========    =========  ========

Basic and diluted net loss per share attributable to
common stockholders (2)....................................     $  (2.45)    $ (2.99)      $(8.85)

Shares used in computing basic and diluted net loss per
share attributable to common stockholders..................        7,450       1,782          985


(1) Results for the year ended December 31, 1996 reflect Stream International's results of operations for the businesses we acquired from Stream International on December 23, 1996. These businesses did not have any dedicated sales and marketing personnel; therefore, Stream

              International allocated a portion of its total sales and marketing expenses to these businesses and these expenses are reflected within general and administrative expenses for that period.

(2) See Note 2 to Lionbridge's consolidated financial statements for an explanation of the basis used to calculate net loss per share attributable to common stockholders.


                                                                        DECEMBER 31,
                                                                  ---------------------------
                                                                  1999        1998       1997
                                                                --------    ---------   ------
                                                                        (IN THOUSANDS)

BALANCE SHEET DATA:
Cash and cash equivalents...................................... $11,537     $   732    $  1,098
Working capital (deficit)......................................   3,316      (7,718)     (1,476)
Total assets...................................................  35,612      22,402      18,756
Long-term debt.................................................   6,731        ----        ----
Redeemable convertible preferred stock.........................    ----      15,418      14,356
Stockholders' equity (deficit).................................   7,403     (13,521)     (8,086)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. LIONBRIDGE MAKES SUCH FORWARD-LOOKING STATEMENTS UNDER THE PROVISION OF THE "SAFE HARBOR" SECTION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ANY FORWARD-LOOKING STATEMENTS SHOULD BE CONSIDERED IN LIGHT OF THE FACTORS DESCRIBED BELOW IN THIS ITEM 7 UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS." ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE PROJECTED, ANTICIPATED OR INDICATED IN ANY FORWARD-LOOKING STATEMENTS. IN THIS ITEM 7, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "COULD," AND SIMILAR WORDS OR EXPRESSIONS (AS WELL AS OTHER WORDS OR EXPRESSIONS REFERENCING FUTURE EVENTS, CONDITIONS, OR CIRCUMSTANCES) IDENTIFY FORWARD-LOOKING STATEMENTS. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS FORM 10-K.

OVERVIEW

Lionbridge is a provider of globalization and multilingual Internet services to industry-leading software publishers, computer hardware manufacturers, and telecommunications companies. Since 1996, we have focused primarily on globalization services, including localization, internationalization, and testing, that enable simultaneous worldwide release and ongoing maintenance of products and product-related technical support, training materials, and sales and marketing information in multiple languages. More recently, as product release, technical support, and training have evolved toward a Web-based business model, we have offered multilingual Internet services.

Lionbridge's revenues are generally derived from fees for services generated on a project-by-project basis. Projects are generally billed on a time and expense basis. Revenue is recognized using the percentage of completion method of accounting, based on management's estimate of progress against the project plan. The agreements entered into in connection with projects are generally terminable by clients upon 30 days' prior written notice. If a client terminates an agreement, it is required to pay Lionbridge for time and expenses incurred through the termination date. If clients terminate existing projects or if Lionbridge is unable to enter into new engagements, its financial condition and results of operations could be materially and adversely affected.

Lionbridge has experienced operating losses, as well as net losses, for each year of its operations and, as of December 31, 1999, had an accumulated deficit of $32.5 million.

ACQUISITIONS

We have grown our business through a combination of acquisitions and organic growth. Since our inception, we have acquired the following businesses and assets.

In 1996, we acquired the localization businesses of Stream International in Ireland, The Netherlands, and France by acquiring all of the capital stock of five subsidiaries of Stream - two subsidiaries incorporated in The Netherlands and one each in Belgium, France and Ireland. The Belgian subsidiary was inactive and was subsequently dissolved by Lionbridge. Stream's business was formed as the result of a combination of R.R. Donnelley's localization business with the business of another company, Corporate Software. R.R. Donnelley owned a majority interest in Stream. We acquired these businesses on December 23, 1996 for $11.3 million in cash and the assumption of $100,000 of liabilities. Our acquisition of the businesses was recorded as though the purchase had occurred on December 31, 1996, as the results of operations and changes in financial position between the actual date of the purchase (December 23, 1996) and this date were immaterial. In connection with this acquisition, we recorded $9.2 million of goodwill, which is being amortized over five years. Additionally, during 1997, we renegotiated an earlier agreement with Stream and purchased assets, including cash, property and equipment, rights under contracts, and accounts receivable, from three subsidiaries of Stream International which represented the localization businesses of Stream in Japan, China, South Korea and Taiwan. We paid approximately $100,000 in cash and assumed liabilities of $317,000 in exchange for these assets. Following this transaction, we expanded our business in Asia.

In June 1998, we entered into an agreement with Stream settling outstanding intercompany balances as well as claims that we had made that Stream had breached some of the representations, warranties and covenants that it had made in connection with our acquisition of the European businesses. Our principal claim was that, in connection with this acquisition, we had assumed more liabilities and fewer assets than Stream had previously disclosed to us. Under the terms of the settlement agreement, our purchase price for the European business was reduced by $531,000.

In January 1998, Lionbridge acquired Japanese Language Services, a company specializing in Japanese localization services with operations in the United States and Japan, for total initial consideration of $2.3 million consisting of cash of $2.2 million and 286,959 shares of common stock valued at $86,000. The shares of common stock may be redeemed, at the option of the holder, at a price of $1.35 per share at any time from July 2001 to September 2001. Subsequent to the acquisition date, Lionbridge paid a further $449,000 and issued 24,268 shares of common stock, valued at approximately $35,000, in connection with the purchase. In connection with this acquisition, we have recorded $2.7 million of goodwill. The goodwill is being amortized over five years.

In April 1998, Lionbridge acquired the business and assets of the Monterey, California-based localization services division of Lucent Technologies for $1.0 million in cash. In connection with this acquisition, Lionbridge recorded $470,000 of goodwill, which is being amortized over five years. The purchase of assets from the former Lucent business provided us with a West Coast, U.S.-based operation to enable us to further penetrate U.S.-based customers.

In January 1999, Lionbridge acquired all of the stock of VeriTest, a California-based provider of contract and logo certification testing services. Lionbridge paid $3.3 million in cash and issued notes totaling $750,000 and 66,668 shares of our common stock valued at $344,000. Lionbridge may also be required to pay up to an additional $1.0 million in cash dependent upon future operating performance of VeriTest through December 2000. In connection with this acquisition, Lionbridge initially recorded $3.2 million of goodwill, not including any additional contingent amounts that may be paid in the future. The goodwill is being amortized over five years.

In January 2000, Lionbridge acquired certain assets and operations of the Language Services Operation of Nortel Networks Corporation in Montreal and Ottawa, Canada; Beijing, China; Sao Paulo, Brazil; and Bogota, Columbia for total initial consideration of $2.5 million. In connection with the acquisition, Nortel Networks awarded a preferred vendor designation to Lionbridge as part of a three-year services agreement. The purchase agreement provides for certain contingent payments to be made by Lionbridge during the first three years of the services agreement, dependent on the level of revenues generated under the services agreement during those periods.

In January 2000, Lionbridge entered into an agreement to acquire INT'L.com, Inc., a company based in Framingham, Massachusetts, with operations in the United States, France, The Netherlands, Germany and China. The transaction is intended to be a tax-free, stock-for-stock transaction, accounted for as a pooling of interests. Lionbridge will issue approximately 9,000,000 shares of its common stock in exchange for all of the capital stock of INT'L.com. The acquisition is expected to be consummated in the second quarter of 2000.

We believe our acquisitions contributed to our growth by rapidly expanding our employee base, geographic coverage, client base, industry expertise, and technical skills. We anticipate that a material portion of our future growth will be accomplished by acquiring existing businesses. Most of Lionbridge's growth in personnel to date has been through acquisitions. The success of this plan depends upon, among other things, Lionbridge's ability to integrate acquired personnel, operations, products, and technologies into its organization effectively; to retain and motivate key personnel of acquired businesses; and to retain customers of acquired firms. We cannot guarantee that we will be able to identify suitable acquisition opportunities, obtain any necessary financing on acceptable terms to finance any acquisitions, consummate any acquisitions, or successfully integrate acquired personnel and operations.

RESTRUCTURING CHARGES

During the fourth quarter of 1997, the first quarter of 1998, and the fourth quarter of 1998, Lionbridge recorded restructuring charges of $541,000, $451,000 and $50,000, respectively, in operating expenses. These charges related to reductions to our workforce in France, where we reduced our technical staff by 9 and 5 employees in 1997 and 1998, respectively, as a result of a decrease in resources required on a specific customer contract. These reductions in workforce were completed to correspond with the anticipated lower volume of work orders under the contract. All employees had been informed of their termination and related benefits in the period that the corresponding charge was recorded and have now left Lionbridge. The liabilities recorded in relation to the cost of these reductions were matched by corresponding expenditures in 1998, and we do not anticipate any future costs related to these actions nor do we anticipate any further resource reductions associated with the customer contract. Lionbridge does not anticipate any significant net effect on operating results from these actions.

NON-CASH CHARGES

DEFERRED COMPENSATION

Lionbridge recorded deferred compensation of approximately $3.8 million in 1999, representing the difference between the exercise price of stock options granted to employees and the fair market value for accounting purposes of the underlying common stock at the date of the grant. The deferred compensation is being amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $730,000 had been amortized and $236,000 had been reversed due to forfeitures of the underlying options at December 31, 1999. The amortization of deferred compensation is recorded as an operating expense. We currently expect to amortize the following remaining amounts of deferred compensation as of December 31, 1999 in the fiscal periods ending:


December 31, 2000............................................................................        $860,000
December 31, 2001............................................................................        $860,000
December 31, 2002............................................................................        $860,000
December 31, 2003............................................................................        $257,000


ORIGINAL ISSUE DISCOUNT ON SUBORDINATED NOTES

Interest expense for the year ended December 31, 1999 includes approximately $6.0 million for the accretion of the original issue discount on $12.0 million of subordinated notes issued in that period. This discount represents the $6.0 million value attributable to detachable warrants to purchase 1,533,260 shares of common stock, at an exercise price of $0.015 per share, granted in connection with this debt financing. As we were previously required to repay the subordinated notes in full upon the closing of our initial public offering, we recorded the expense of this discount on a straight-line basis over a six-month period from date of debt issuance to the date by which we expected the initial public offering to occur. Pursuant to an amendment of the debt agreements effective August 19, 1999, Lionbridge was required to redeem only $6.0 million of the subordinated notes upon the closing of its initial public offering of securities on August 25, 1999.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data as a percentage of total revenues.


                                                                                 YEAR ENDED DECEMBER 31,
                                                                             ------------------------------
                                                                             1999         1998         1997
                                                                         -----------  -----------  ----------

Revenue.............................................................        100.0%       100.0%      100.0%
Cost of revenue.....................................................         67.6         66.5        71.5
                                                                         -----------  -----------  ----------
Gross profit........................................................         32.4         33.5        28.5

Operating expenses:
   Sales and marketing..............................................         11.2          7.1         4.9
   General and administrative.......................................         28.6         28.4        31.1

   Research and development.........................................          3.0          ---         ---
   Amortization of acquisition-related intangible assets............          6.4          5.6         16.6
   Restructuring charges............................................          ---          1.3          2.0
   Stock-based compensation.........................................          1.5          ---          ---
                                                                         ---------   ---------     --------
      Total operating expenses......................................         50.7         42.4         54.6

Loss from operations................................................        (18.3)        (8.9)       (26.1)
Interest expense:
   Interest on outstanding debt.....................................         (3.0)        (1.6)        (0.5)
   Accretion of discount on subordinated notes payable .............        (12.1)        ---          ----
Other income (expense), net.........................................         (0.7)         0.1         (1.9)
                                                                         ---------   ---------     --------

Loss before income taxes............................................        (34.1)       (10.4)       (28.5)
Provision for income taxes..........................................          1.4          0.7          0.4
                                                                         ---------   ---------     --------

Net loss............................................................        (35.5)%      (11.1)%      (28.9)%
                                                                         =========   =========     ========


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUE. In 1999, revenue increased 28.9% to $49.5 million from $38.4 million in 1998. This increase results from additional project volume during 1999 as compared to 1998, reflecting the continued impact of a strengthened sales organization. Additionally, the 1999 results reflect the impact of the VeriTest acquisition, which accounted for approximately $5.7 million of revenue in 1999.

COST OF REVENUE. Cost of revenue consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. As a percentage of revenue, cost of revenue was 67.6% in 1999, remaining relatively consistent compared with 66.5% during 1998. However, our fixed cost of revenue as a percentage of revenue was impacted in fiscal 1999 compared to fiscal 1998 by the acquisition in January 1999 of VeriTest, which had a higher ratio of fixed cost to revenue.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, and promotional expenses. Sales and marketing costs increased 103.1% to $5.6 million in 1999 from $2.7 million in 1998. This increase was primarily due to expenses associated with the continued hiring of additional direct sales personnel in fiscal 1999, as well as expanded marketing activities including advertising and public relations initiatives. As a percentage of revenue, sales and marketing expenses increased to 11.2% from 7.1% during 1998. Sales and marketing expenses are expected to continue to increase in absolute dollars as we continue to expand our marketing programs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits; facilities costs including related depreciation and amortization; information systems costs; professional fees; travel; and all other site and corporate costs. General and administrative costs increased 29.9% to $14.1 million in 1999 from $10.9 million in 1998 as a result of higher depreciation, the hiring of additional employees and other personnel-related costs, as well as the additional infrastructure costs of adding the VeriTest facilities. As a percentage of revenue, general and administrative expenses were 28.6% in 1999 compared to 28.4% in 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses relate to LIONTRACK, our proprietary internal workflow system, and include salaries and associated employee benefits, equipment depreciation and third-party contractor expenses. Research and development expense totaled $1.5 million for the year ended December 31, 1999. No research and development expense was incurred in 1998. We expect that research and development expense relating to LIONTRACK will increase in absolute dollars in the foreseeable future.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Amortization of acquisition-related intangible assets consists of amortization of goodwill and other intangible assets resulting from acquired businesses. Amortization increased 47.8% to $3.2 million in 1999 from $2.1 million in 1998. This increase is primarily attributable to the amortization of goodwill and other intangible assets from the acquisition of VeriTest in 1999.

INTEREST EXPENSE. Interest expense represents interest paid or payable on debt and the accretion of original issue discount on subordinated notes with detachable warrants. Interest expense increased 1,054% to $7.5 million in 1999 from $648,000 in 1998. The increase is principally due to the accretion of $6.0 million of original issue discount on subordinated notes issued in 1999 and to increased interest as a result of greater borrowings through notes issued and our commercial credit facility.

OTHER INCOME (EXPENSE), NET. Other income (expense), net consists primarily of foreign currency translation gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the local currencies of the countries in which the transactions are recorded. As a percentage of revenue, other income (expense), net, decreased to (0.7%) from 0.1% for the years ended December 31, 1999 and 1998, respectively.

PROVISION FOR INCOME TAXES. The provision for income taxes for the years ended December 31, 1999 and 1998 represents taxes generated in foreign jurisdictions for which U.S. tax credit utilization is currently uncertain. The benefit from our utilization of net operating loss carryforwards in Europe during these periods was recorded as a reduction of goodwill, rather than a tax provision benefit, since the deferred tax assets associated with these carryforwards had been fully reserved at the time we acquired Stream International's localization businesses. We recorded no tax benefit for losses generated during these periods due to the uncertainty of realizing any benefit.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUE. In 1998, revenue increased 45.2% to $38.4 million from $26.5 million in 1997. This increase results from additional project volume during 1998 as compared to 1997, reflecting the impact of a more established sales and marketing organization in 1998. Additionally, 1998 results reflect the impact of the Japanese Language Services acquisition, which accounted for approximately $4.0 million of revenue in 1998.

COST OF REVENUE. As a percentage of revenue, cost of revenue decreased to 66.5% during 1998 as compared to 71.5% during 1997 due to improved utilization of employees as Lionbridge realized increased operating leverage from its services personnel.

SALES AND MARKETING. Sales and marketing costs increased 109.4% to $2.7 million in 1998 from $1.3 million in 1997. This increase was primarily due to expenses associated with the hiring of additional direct sales personnel in fiscal 1998 as we continued to establish our sales and marketing organization. As a percentage of revenue, sales and marketing expenses increased to 7.1% from 4.9% during 1997.

GENERAL AND ADMINISTRATIVE. General and administrative costs increased 32.6% to $10.9 million in 1998 from $8.2 million in 1997 as a result of the hiring of additional employees and other personnel-related costs as well as the additional infrastructure costs of adding the Japanese Language Services, Monterey and Ballina facilities. As a percentage of revenue, general and administrative expenses decreased to 28.4% in 1998 from 31.1% in 1997 as we began to realize the operating leverage from our infrastructure.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Amortization decreased 51.3% to $2.1 million in 1998 from $4.4 million in 1997. This decrease is due to the amortization of a six-month non-compete agreement between Lionbridge and Stream International, valued at $2.6 million, which was fully amortized in 1997. Partially offsetting this decrease is amortization expense attributable to goodwill on the acquisition of the Japanese Language Services and Lucent businesses in 1998.

INTEREST EXPENSE. Interest expense increased 410.2% to $648,000 in 1998 from $127,000 in 1997. The increase is due to additional interest incurred on our commercial credit facility during 1998 as outstanding borrowings rose from $2.2 million at December 31, 1997 to $7.7 million at December 31, 1998 to support our growth.

OTHER INCOME (EXPENSE), NET. Other income (expense), net, was $49,000 for the twelve months ended December 31, 1998 as compared to $(506,000) for the twelve months ended December 31, 1997, or 0.1% and (1.9)% of revenue, respectively.

PROVISION FOR INCOME TAXES. The provision for income taxes for the years ended December 31, 1998 and 1997 represents taxes generated in foreign jurisdictions for which U.S. tax credit utilization is currently uncertain. The benefit from our utilization of net operating loss carryforwards in Europe during these periods was recorded as a reduction of goodwill, rather than a tax provision benefit, since the deferred tax assets associated with these carryforwards had been fully reserved at the time we acquired Stream International's localization businesses. We recorded no tax benefit for losses generated during these periods due to the uncertainty of realizing any benefit.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, Lionbridge has relied upon sales of equity securities and borrowings to fund operations. On August 25, 1999, we completed our initial public offering of 3,500,000 shares of common stock. After deducting expenses, Lionbridge received approximately $31.8 million in cash proceeds from this transaction.

We have incurred significant losses since our inception and, at December 31, 1999, had an accumulated deficit of $32.5 million. We conduct our business through our wholly owned subsidiaries in the United States and overseas.

We have a commercial credit facility with Silicon Valley Bank that allows Lionbridge to borrow up to $8.0 million and that expires on March 20, 2000. The facility requires Lionbridge to maintain financial ratios and restricts the payment of dividends. The facility bears interest at the bank's prime rate plus 1% (9.5% at December 31, 1999) and is collateralized by worldwide accounts receivable and work in process. As of December 31, 1999, $6.6 million was outstanding under the facility.

In the first quarter of 1999, we entered into subordinated loan agreements with Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P., existing stockholders of Lionbridge, and Capital Resource Lenders III, L.P. Under the terms of the agreements, we issued $12.0 million of subordinated notes with detachable warrants to purchase 1,533,260 shares of our common stock at an exercise price of $0.015 per share. The agreements require Lionbridge to comply with several operating and financial covenants, including a prohibition on the payment of dividends to its stockholders. In connection with our initial public offering, we repaid $6.0 million of the subordinated notes and Capital Resource Lenders and the Morgan Stanley-sponsored limited partnerships agreed to defer the repayment of the remaining $6 million of the subordinated notes that would otherwise have been due upon the completion of our initial public offering in order to enable us to meet our anticipated liquidity needs over the next 18 months with reasonable liquidity reserves to meet unanticipated contingencies. The $6.0 million of notes bear interest at 12% per year and are due upon the earlier of August 25, 2001 or the completion of an underwritten public offering of securities (other than our initial public offering) with aggregate gross proceeds of at least $10.0 million. As of March 31, 1999, we were not in compliance with one of the covenants common to each of the above loan agreements. We subsequently obtained waivers from the Morgan Stanley-sponsored limited partnerships and Capital Resource Lenders which released us from the requirement to comply with that covenant for the quarter ended March 31, 1999 and for the quarters ended June 30 and September 30, 1999. As of December 31, 1999, we were in compliance with all of the required covenants.

Net cash used in operations was $3.5 million in 1999, $1.7 million in 1998, and $1.4 million in 1997. Cash used in these periods was primarily to fund the net losses of $17.6 million, $4.3 million and $7.7 million incurred during these years, respectively, offset in part by depreciation, amortization and other non-cash expenses, and movements in operating assets and liabilities. Movements in operating assets and liabilities were largely the result of the growth of our business operations during these periods. We have not experienced any significant trends in accounts receivable other than changes relative to increases in sales. Fluctuations in accounts receivable from period to period relative to changes in sales are a result of the timing of customer invoicing and receipt of milestone payments from customers.

Net cash used in investing activities was $5.6 million in 1999, $4.5 million in 1998, and $426,000 in 1997. Investing activities for these periods were primarily purchases of equipment and the acquisitions of Japanese Language Services and the localization services division of Lucent Technologies in 1998 and VeriTest in 1999.

Net cash provided by financing activities was $20.3 million in 1999, $5.9 million in 1998, and $1.3 million in 1997. The primary financing activity was the completion of our initial public offering in 1999, with additional resources being provided by borrowings against our bank line of credit in each year as well as the issuance of the subordinated debt in 1999.

As of December 31, 1999, Lionbridge's other significant financial commitments consisted of $750,000 of notes payable as well as obligations under operating leases.

Lionbridge has an agreement with the Irish Industrial Development Agency regarding financial grants to its Irish subsidiary from this agency. Under the agreement, the Irish subsidiary may not pay dividends or otherwise distribute its cash, including any distributions to Lionbridge. In addition, our European subsidiaries, including our Irish subsidiary, are restricted from paying dividends to us under the terms of our commercial credit facility with Silicon Valley Bank. These restrictions have not had a material impact on Lionbridge or any of our subsidiaries and we do not expect that these restrictions will have a material impact in the future.

As of December 31, 1999, we had cash and cash equivalents of $11.5 million and an additional $1.4 million available for borrowing under the bank line of credit. Our future financing requirements will depend upon a number of factors, including Lionbridge's operating performance and increases in operating expenses associated with growth in our business. We anticipate that our present cash position and available financing should provide adequate cash to fund our currently anticipated cash needs through at least the next 12 months. We cannot assure you that additional financing, if needed, will be available to Lionbridge at terms acceptable to us, if at all.

YEAR 2000 COMPLIANCE

Lionbridge believes that its Year 2000 compliance programs and systems modifications were completed on time, and the conversion process was successful. Our business has not been adversely affected to date due to the failure of key third parties to successfully complete their Year 2000 conversions. Although there can be no assurance that all third-parties with which we have material relationships had successful conversion programs, we do not expect that any such failure would have a material adverse effect on our financial position, results of operations or liquidity. The costs of our Year 2000 compliance programs to date have not been material, and we know of no further required modifications to our information technology or embedded technology systems that would have a material impact on our financial position, results of operations or liquidity.

CONVERSION TO THE EURO

On January 1, 1999, 11 European countries began using the euro as their single currency, while still continuing to use their own notes and coins for cash transactions. Banknotes and coins denominated in euros are expected to be in circulation by 2002, at which time local notes and coins will cease to be legal tender. Lionbridge conducts a significant amount of business in these countries. The introduction of the euro has not resulted in any material adverse impact upon our operations, although we continue to monitor the effects of the conversion.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended on July 7, 1999 by the issuance of Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133--an amendment of
FAS Statement No. 133." SFAS 137 defers the implementation of SFAS No. 133 by one year. SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for Lionbridge, and we do not expect its adoption to have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principals to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. We believe that our current revenue recognition policy complies with the Commission's guidelines.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Lionbridge's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth in the following risk factors and elsewhere in this Annual Report on Form 10-K. In addition to the other information included or incorporated by reference in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating Lionbridge and its business.

OUR REVENUE COULD BE NEGATIVELY AFFECTED BY THE DELAY OF ONE OF OUR CLIENTS' PRODUCT RELEASES OR THE LOSS OF A MAJOR CLIENT.
A significant portion of our revenue is linked to the product release cycle of our clients. As a result, we perform varying amounts of work for specific clients from year to year based on their product development schedule. A major client in one year may not have use for a similar level of our services in another year. In addition, we derive a significant portion of our revenues from large projects and programs for a limited number of clients. In 1999, IBM accounted for approximately 15% of our revenue and our five largest clients (including IBM) accounted for approximately 35% of our revenue. As a result, the loss of any major client or a significant reduction in a large project's scope could materially reduce our revenue and cash flow, and adversely affect our ability to achieve and maintain profitability.

WE GENERALLY DO NOT HAVE LONG-TERM CONTRACTS, WHICH MAKES REVENUE FORECASTING DIFFICULT.
A majority of our revenue is derived from individual projects rather than long-term contracts. We cannot assure you that a client will engage us for further services once a project is completed or that a client will not unilaterally reduce the scope of, or terminate, existing projects. You should not predict or anticipate our future revenues based on the number of clients we have or the size of our existing projects. The absence of long-term contracts makes it difficult to predict our future revenues.

WE HAVE AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE, AND ANTICIPATE FUTURE LOSSES.
We have incurred substantial losses since Lionbridge was founded, and we anticipate we will continue to incur substantial losses for the foreseeable future. We had an accumulated deficit of approximately $32.5 million as of December 31, 1999 and a net loss of $17.6 million for the year ended
December 31, 1999. Although our revenues have grown significantly since 1997, this growth may not be sustainable or indicative of future results of operations. We intend to continue to invest in internal expansion, infrastructure, integration of our acquired companies into our existing operations, select acquisitions, and our sales and marketing efforts. In addition, our acquisitions have significantly increased our intangible assets, such as goodwill, and the charges we expect to incur in connection with the amortization of these intangible assets will have a material adverse impact on our ability to achieve and maintain profitability for the foreseeable future. We cannot predict when we will operate profitably, if ever.

IF OUR LOSSES CONTINUE, WE WILL NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO DO SO, OR WE DO SO ON UNFAVORABLE TERMS, THE VALUE OF YOUR INVESTMENT IN OUR STOCK MAY DECLINE.
If our losses continue, we will be unable to pay our expenses unless we raise additional capital. If we need to raise additional capital but are unable to do so, we may not be able to continue as a going concern. If we need to raise additional capital but are able to do so only on unfavorable terms, the value of your investment in our stock may decline.

POTENTIAL FLUCTUATIONS IN OUR QUARTERLY RESULTS MAKE FINANCIAL FORECASTING DIFFICULT AND COULD AFFECT OUR COMMON STOCK TRADING PRICE.
As a result of fluctuations in our revenues tied to our clients' product release cycles, the length of our sales cycle, rapid growth, acquisitions, the emerging nature of the markets in which we compete, and other factors outside our control, we believe that quarter-to-quarter comparisons of results of operations are not necessarily meaningful. You should not rely on the results of any one quarter as an indication of our future performance. We may not experience revenue increases in future years comparable to the revenue increases in prior years. If in some future quarter our results of operations were to fall below the expectations of securities analysts and investors, the trading price of our common stock would likely decline.

IF WE FAIL TO ATTRACT AND RETAIN PROFESSIONAL STAFF, OUR ABILITY TO COMPLETE OUR PROJECTS AND OBTAIN NEW PROJECTS COULD SUFFER.
Our failure to attract and retain qualified employees could impair our ability to complete existing projects and bid for or obtain new projects and, as a result, could have a material adverse effect on our business and revenues. Our ability to grow and increase our market share largely depends on our ability to hire, train, retain, and manage highly skilled employees, including project managers and technical, translation, and sales and marketing personnel. There is a significant shortage of, and intense competition for, personnel who are qualified to perform the services we provide. In addition, we must make sure our employees maintain their technical expertise and business skills. We cannot assure you that we will be able to attract a sufficient number of qualified employees or that we will successfully train and manage the employees we hire.

WE MAY BE UNABLE TO CONTINUE TO GROW AT OUR HISTORICAL GROWTH RATES OR TO MANAGE OUR GROWTH EFFECTIVELY.
Continued, planned growth is a key component of increasing the value of our common stock. In the past two years, our business has grown significantly and we anticipate future internal growth and growth through acquisitions. From December 31, 1996 to December 31, 1999, our staff increased from approximately 270 to approximately 480 employees. This rapid growth places a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems and controls. In addition, the proceeds of our initial public offering are being used in part to expand our operations and our sales and marketing capabilities. This additional growth may further strain our management and operational resources. Our growth could also be adversely affected by many other factors, including economic downturns. As a result of these concerns, we cannot be sure that we will continue to grow, or, if we do grow, that we will be able to maintain our historical growth rate.

OUR OUTSOURCE ACQUISITION STRATEGY MAY CAUSE US TO LOSE MONEY.
Part of our strategy is to acquire other companies' internal localization operations and then enter into multi-year contracts with the sellers of these operations to meet their globalization requirements on an outsourcing basis. As such, our strategy is to buy these operations with the objective of recouping our up-front purchase price out of future revenues from the seller. If we pay too much for these acquisitions or these contracts prove unprofitable, our revenues and profitability will suffer.

OUR INTANGIBLE ASSETS REPRESENT A SIGNIFICANT PORTION OF OUR ASSETS; AMORTIZATION OF OUR INTANGIBLE ASSETS WILL ADVERSELY IMPACT OUR NET INCOME, AND WE MAY NEVER REALIZE THE FULL VALUE OF OUR INTANGIBLE ASSETS. Our original purchase of the business operations from Stream International together with subsequent acquisitions have resulted in the creation of significant goodwill and other intangible assets, which are being amortized over five-year periods. At December 31, 1999, we had goodwill and other acquisition-related intangible assets of approximately $8.3 million, net of accumulated amortization, which represented approximately 23% of our total assets. The amount of goodwill associated with our acquisition of VeriTest may increase in the future as a result of the contingent purchase price that may become payable if the agreed-upon operating targets for VeriTest are fully met. We will continue to incur non-cash charges in connection with the amortization of our intangible assets over their respective useful lives, and we expect these charges will have a significant adverse impact on our ability to achieve and maintain profitability for the foreseeable future.

We cannot assure you that we will ever realize the value of these intangible assets. In the future, as events or changes in circumstances indicate that the carrying amount of our intangible assets may not be recoverable, we will evaluate the carrying value of our intangible assets and may take an accelerated charge to our earnings. Any future determination requiring the write-off of a significant portion of unamortized intangible assets could have a material adverse effect on our ability to achieve and maintain profitability.

WE MAY HAVE DIFFICULTY IN IDENTIFYING AND COMPETING FOR ACQUISITION OPPORTUNITIES. Our business strategy includes the pursuit of strategic acquisitions. From time to time, we have engaged in discussions with third parties concerning potential acquisitions of niche expertise, businesses, and operations. Except for Lionbridge's January 2000 agreement to acquire INT'L.com, Inc. and its January 2000 acquisition of certain assets and operations of Nortel Networks Corporation, we currently do not have commitments or agreements with respect to any acquisitions. In executing our acquisition strategy, we may be unable to identify suitable acquisition candidates. In addition, we expect to face competition from other companies for acquisition candidates, making it more difficult to acquire suitable companies on favorable terms.

PURSUING AND COMPLETING POTENTIAL ACQUISITIONS COULD DIVERT MANAGEMENT ATTENTION AND FINANCIAL RESOURCES AND MAY NOT PRODUCE THE DESIRED BUSINESS RESULTS. As part of our growth strategy, we intend to pursue and make acquisitions of other complementary businesses. We do not have specific personnel dedicated solely to pursuing and making acquisitions. As a result, if we pursue any acquisition, our management, in addition to their operational responsibilities, could spend a significant amount of time and management and financial resources to pursue and integrate the acquired business with our existing business. To pay for an acquisition, we might use capital stock, cash or a combination of both. Alternatively, we may borrow money from a bank or other lender. If we use capital stock, our stockholders will experience dilution. If we use cash or debt financing, our financial liquidity will be reduced. In addition, from an accounting perspective, an acquisition may involve nonrecurring charges or involve amortization of significant amounts of goodwill that could adversely affect our ability to achieve and maintain profitability.

Despite the investment of these management and financial resources and completion of due diligence with respect to these efforts, an acquisition may not produce the revenue, earnings or business synergies that we anticipated, and an acquired service or technology may not perform as expected for a variety of reasons, including:

o difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company,
o    risks of entering markets in which we have no or limited prior experience,
o expenses of any undisclosed or potential legal liabilities of the acquired company,
o the applicability of rules and regulations that might restrict our ability to operate, and
o    the potential loss of key employees of the acquired company.

IF WE FAIL TO KEEP PACE WITH CHANGING TECHNOLOGIES, WE MAY LOSE CLIENTS.
Our market is characterized by rapidly changing client requirements, and evolving technologies and industry standards. If we cannot keep pace with these changes, our business could suffer. The Internet's recent growth and strong influence in our industry magnifies these characteristics. To achieve our goals, we need to develop strategic business solutions and methodologies that keep pace with continuing changes in industry standards, information technology, and client preferences.

IF WE LOSE THE SERVICES OF OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, RORY J. COWAN, OR OTHER KEY PERSONNEL, OUR BUSINESS AND STOCK PRICE COULD SUFFER.
In order to continue to provide quality services in our rapidly changing business, we believe it is particularly important to retain personnel with experience and expertise relevant to our business. Our future success, therefore, depends in large part on the continued services of a number of our key personnel, including our President and Chief Executive Officer, Rory J. Cowan. The loss of the services of Mr. Cowan or any of our other key personnel could seriously impede our success. We might not be able to prevent key personnel, who may leave our employ in the future, from disclosing or using our technical knowledge, practices or procedures. One or more of our key personnel might resign and join a competitor or form a competing company. As a result, we might lose existing or potential clients.

DIFFICULTIES PRESENTED BY INTERNATIONAL ECONOMIC, POLITICAL, LEGAL, ACCOUNTING, AND BUSINESS FACTORS COULD NEGATIVELY AFFECT OUR BUSINESS IN INTERNATIONAL MARKETS.
A large component of our operations is our ability to conduct business in international markets, as evidenced by the fact that a majority of our current operations are outside of the United States. As a result, our business is subject to the political and economic fluctuations in various countries, including Japan and other Asian countries. For example, in the past, we have experienced periods of slowdowns in revenue growth as our clients reassessed their strategies in China and Japan based on political and economic conditions.

We must employ and retain personnel throughout the world. Furthermore, employment laws vary widely from country to country where we operate. To date, we have been able to successfully staff our international operations, but if we continue to grow our operations, it may become more difficult to manage our business. If we fail to manage these operations successfully, our ability to service our clients and grow our business will be seriously impeded.

We have experienced long payment cycles and occasional problems in collecting accounts receivable originating outside of the United States. We have experienced foreign currency fluctuations and they may have a more significant impact on our revenues, cash flow and ability to achieve and maintain profitability as we attempt to grow our business.

WE COMPETE IN A HIGHLY COMPETITIVE MARKET THAT HAS LOW BARRIERS TO ENTRY.
The market for our services is very competitive and we face many competitors. We cannot assure you that we will compete successfully against these competitors in the future. Many of these companies have longer operating histories, significantly greater resources, and greater name recognition than Lionbridge. If we fail to be competitive with these companies in the future, we may lose market share and our revenues could fail to grow or decline.

There are relatively few barriers preventing companies from competing with us. We do not own any patented technology that precludes or inhibits others from entering our market. As a result, new market entrants also pose a threat to our business. In addition to our existing competitors, we may face further competition in the future from companies that do not currently offer globalization services. Companies currently providing information technology services may choose to broaden their range of services to include globalization. While we currently use translation memory software in our localization process and, to a lesser extent, machine translation software, these technologies may improve and become sophisticated enough to enable more companies to offer localization services and thus to compete with us. We cannot assure you that we will be able to compete effectively with these potential future competitors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lionbridge is exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK. Lionbridge is exposed to market risk from changes in interest rates primarily through its investing activities. In addition, our ability to finance future acquisition transactions my be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investment portfolio consists solely of investments in high-grade commercial bank money market accounts.

FOREIGN CURRENCY EXCHANGE RATE LOSSES. The majority of our contracts with clients are denominated in U.S. dollars. However, 59% of our costs and expenses in 1999 and 73% of our costs and expenses in 1998 were denominated in foreign currencies. 52% and 59% of our assets were recorded in foreign currencies as of December 31, 1999 and 1998, respectively. 29% and 48% of our liabilities were recorded in foreign currencies as of December 31, 1999 and 1998, respectively. Therefore, we are exposed to foreign currency exchange risks. We have not historically tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lionbridge's consolidated financial statements together with the related notes and the report of PricewaterhouseCoopers LLP, independent accountants, are set forth beginning on page F-1 of Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled "Stock Performance Graph" and "Compensation Committee Report on Executive Compensation" to be incorporated by reference herein from Lionbridge's joint proxy statement/prospectus in connection with its special meeting of stockholders expected to be held in the second quarter of 2000.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to directors and executive officers of Lionbridge is incorporated by reference herein from Lionbridge's joint proxy statement/prospectus in connection with its special meeting of stockholders expected to be held in the second quarter of 2000, which joint proxy statement/prospectus will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge's fiscal year ended December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from Lionbridge's joint proxy statement/prospectus in connection with its special meeting of stockholders expected to be held in the second quarter of 2000, which joint proxy statement/prospectus will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge's fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF LIONBRIDGE

Certain information relating to security ownership of certain beneficial owners and management is incorporated by reference herein from Lionbridge's joint proxy statement/prospectus in connection with its special meeting of stockholders expected to be held in the second quarter of 2000, which joint proxy statement/prospectus will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge's fiscal year ended December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information relating to certain relationships and related transactions is incorporated by reference herein from Lionbridge's joint proxy statement/prospectus in connection with its special meeting of stockholders expected to be held in the second quarter of 2000, which joint proxy statement/prospectus will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge's fiscal year ended December 31, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this Form 10-K:

                                                                                                                         Page Number

(1)      Financial Statements:
            Report of Independent Accountants                                                                               F-1

            Consolidated Balance Sheets as of December 31, 1999 and 1998                                                    F-2

            Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997                      F-3

            Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity
            (Deficit) for the years ended December 31, 1999, 1998 and 1997                                                  F-4

            Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997                      F-5


            Notes to Consolidated Financial Statements                                                                      F-6


(2)  Financial Statement Schedules:

     Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(3)  Exhibits

 EXHIBIT NO.                               EXHIBIT

 2.1 Stock Purchase Agreement dated as of January 2, 1998 by and among Lionbridge, Japanese Language Services, Inc., Carl
                 J. Kay and Yoko I. Kay (filed as Exhibit 2.1 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 2.2 Stock Purchase Agreement dated as of January 6, 1999 among VeriTest, Inc., the shareholders of VeriTest listed on the signature pages thereto and Lionbridge (filed as Exhibit 2.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 3.1, 4.1 Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration
                 Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 3.2, 4.2        Amended and Restated By-laws of Lionbridge (filed as
                 Exhibit 3.4 to the Registration Statement on Form S-1
                 (File No. 333-81233) and incorporated herein by reference).
 4.3 Specimen Certificate for shares of Lionbridge's Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.1** 1998 Stock Plan (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.2** 1999 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.3 Lease dated as of February 13, 1997 between Shorenstein Management, Inc., as Trustee of SRI Two Realty Trust, and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.4** Employment Agreement dated as of December 23, 1996 between Lionbridge Technologies, Inc. and Rory J. Cowan (filed as
                 Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.5** Employment Agreement dated as of February 24, 1997 between Lionbridge Technologies, Inc. and Myriam Martin-Kail (filed as
                 Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.6** Employment Agreement dated as of February 11, 1997 between Lionbridge Technologies, Inc. and Stephen J. Lifshatz (filed as
                 Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.7** Employment Agreement dated as of February 28, 1997 between Lionbridge Technologies, Inc. and Peter Wright (filed as
                 Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.8 Second Restated Registration Rights Agreement dated as of February 26, 1999 by and among Lionbridge, Capital Resource Lenders III, L.P., Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors Annex, L.P and each of the other parties listed on the signature pages thereto (filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.9 Loan Agreement dated as of September 26, 1997 by and between Silicon Valley Bank and Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.10 Deed of Pledge dated as of September 26, 1997 by Lionbridge Technologies, Inc. of Shares in the Capital of Lionbridge Technologies Holdings B.V. in favor of Silicon Valley Bank (filed as Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.11 Deed of Pledge dated as of September 26, 1997 by Lionbridge Technologies Holdings B.V. of Shares in the Capital of Lionbridge Technologies B.V. in favor of Silicon Valley
                 Bank (filed as Exhibit 10.11 to the Registration Statement on

                 Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.12 Deed of Pledge dated as of September 26, 1997 by Lionbridge Technologies B.V. of Accounts Receivable of Lionbridge Technologies B.V. in favor of Silicon Valley Bank (filed as
                 Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.13 Deed of Pledge dated as of September 26, 1997 by Lionbridge Technologies Holdings B.V. of Accounts Receivable of Lionbridge Technologies Holdings B.V. in favor of Silicon Valley Bank (filed as Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.14 Letter of Deposit dated as of September 26, 1997 of Lionbridge Technologies Holdings B.V. and Rory Cowan to Silicon Valley Bank (filed as Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.15 Security Agreement dated as of September 26, 1997 between Lionbridge Technologies, Inc. and Silicon Valley Bank (filed as
                 Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.16 Guarantee dated as of September 26, 1997 made by Lionbridge Technologies Ireland in favor of Silicon Valley Bank (filed as
                 Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.17 Debenture dated as of September 26, 1997 between Lionbridge Technologies Ireland and Silicon Valley Bank (filed as Exhibit
                 10.17 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.18 Loan Document Modification Agreement Number 1 dated as of May 21, 1998 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V. and Silicon Valley Bank (filed as
                 Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.19 Pledge Agreement dated as of May 21, 1998 between Lionbridge Technologies Holdings B.V. and Silicon Valley Bank regarding capital stock of Lionbridge Technologies (France) (filed as Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.20 Warrant to Purchase Common Stock of Lionbridge dated as of May 21, 1998 issued to Silicon Valley Bancshares (filed as Exhibit
                 10.20 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.21 Pledge Agreement dated as of May 21, 1998 between Lionbridge and Silicon Valley Bank regarding capital stock of Lionbridge Technologies California, Inc. (filed as Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.22 Pledge Agreement dated as of May 21, 1998 between Lionbridge and Silicon Valley Bank regarding capital stock of Japanese Language Services, Inc. (filed as Exhibit 10.22 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.23 Amended and Restated Guarantee dated as of May 21, 1998 made by Lionbridge Technologies, Inc. in favor of Silicon Valley Bank (filed as Exhibit 10.23 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.24 Guarantee dated as of May 21, 1998 made by Japanese Language Services, Inc. in favor of Silicon Valley Bank (filed as
                 Exhibit 10.24 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.25 Pledge Agreement dated as of May 21, 1998 between Japanese Language Services, Inc. and Silicon Valley Bank regarding capital stock of Lionbridge Japan K.K. (filed as Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.26 Security Agreement dated as of May 21, 1998 between Japanese Language Services, Inc. and Silicon Valley Bank (filed as
                 Exhibit 10.26 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.27 Guarantee dated as of May 21, 1998 made by Lionbridge Japan K.K. in favor of Silicon Valley Bank (filed as Exhibit 10.27 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.28 Guarantee dated as of May 21, 1998 made by Lionbridge Technologies California, Inc. in favor of Silicon Valley Bank (filed as Exhibit 10.28 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.29 Security Agreement dated as of May 21, 1998 between Lionbridge Technologies California, Inc. and Silicon Valley Bank (filed as
                 Exhibit 10.29 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.30 First Demand Guarantee dated as of May 21, 1998 made by Lionbridge Technologies (France) in favor of Silicon Valley Bank (filed as Exhibit 10.30 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.31 Loan Document Modification Agreement Number 2 dated as of February 25, 1999 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies, Inc. and Silicon Valley Bank (filed as Exhibit 10.31 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

 10.32           Lease dated as of January 1, 1998 between Corke Abbey
                 Investments Limited and Lionbridge Technologies Ireland (filed as Exhibit 10.36 to the Registration Statement on Form S-1
                 (File No. 333-81233) and incorporated herein by reference).
 10.33           Lease dated as of March 1, 1991 between Corke Abbey Investments and Andrews Travel Consultants Limited; Assignment to European
                 Language Translations Limited as of March 12, 1993 (filed as
                 Exhibit 10.37 to the Registration Statement on Form S-1 (File
                 No. 333-81233) and incorporated herein by reference).
 10.34           Lease dated as of September 14, 1990 between Corke Abbey
                 Investments Limited and European Language Translations Limited
                 (filed as Exhibit 10.38 to the Registration Statement on Form
                 S-1 (File No. 333-81233) and incorporated herein by reference).
 10.35           Agreement dated as of December 4, 1998 between the Industrial
                 Development Agency (Ireland) and Lionbridge (filed as Exhibit
                 10.39 to the Registration Statement on Form S-1 (File No.
                 333-81233) and incorporated herein by reference).
 10.36           Loan Document Modification Agreement Number 3 dated as of May
                 20, 1999 by and among Lionbridge Technologies Holdings B.V.,
                 Lionbridge Technologies B.V. and Silicon Valley Bank (filed as
                 Exhibit 10.40 to the Registration Statement on Form S-1 (File
                 No. 333-81233) and incorporated herein by reference).
 10.37**         Form of Non-Competition Agreement as entered into between
                 Lionbridge and each of Rory J. Cowan, Stephen J. Lifshatz, and Peter Wright (filed as Exhibit 10.41 to the Registration
                 Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.38           Loan Document Modification Agreement Number 4 dated as of July
                 16, 1999 by and among Lionbridge Technologies Holdings B.V.,
                 Lionbridge Technologies B.V., Lionbridge America, Inc., and
                 Silicon Valley Bank (filed as Exhibit 10.43 to the Registration
                 Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.39           Senior Subordinated Note Purchase Agreement by and among
                 Lionbridge, Morgan Stanley Venture Capital Fund II Annex,
                 L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of March 9, 1999 (filed as Exhibit 10.44 to the Registration
                 Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.40           Senior Subordinated Note Purchase Agreement by and among
                 Lionbridge Technologies Holdings B.V., Morgan Stanley Venture
                 Capital Fund II Annex, L.P. and Morgan Stanley Venture
                 Investors Annex, L.P. dated as of March 9, 1999 (filed as
                 Exhibit 10.45 to the Registration Statement on Form S-1 (File
                 No. 333-81233) and incorporated herein by reference).
 10.41           First Amended and Restated Senior Subordinated Note Purchase
                 Agreement by and between Lionbridge  and Capital Resource
                 Lenders III, L.P. dated as of February 26, 1999 (filed as
                 Exhibit 10.46 to the Registration Statement on Form S-1 (File
                 No. 333-81233) and incorporated herein by reference).
 10.42           Senior Subordinated Note Purchase Agreement by and between
                 Lionbridge Technologies Holdings B.V. and Capital Resource
                 Lenders III, L.P. dated as of February 26, 1999 (filed as
                 Exhibit 10.47 to the Registration Statement on Form S-1
                 (File No. 333-81233) and incorporated herein by reference).
 10.43           Form of Senior Subordinated Promissory Notes issued pursuant to
                 Senior Subordinated Note Purchase Agreements (filed as Exhibit
                 10.48 to the Registration Statement on Form S-1 (File No.
                 333-81233) and incorporated herein by reference).
 10.44           Letter Agreements amending each of the Senior Subordinated Note
                 Purchase Agreements (filed as Exhibit 10.49 to the Registration
                 Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.45           Loan Document Modification Agreement Number 5 dated as of
                 September 20, 1999 by and among Lionbridge Technologies
                 Holdings B.V.,  Lionbridge Technologies B.V., Lionbridge
                 and Silicon Valley Bank (filed as Exhibit 10.1 to the Quarterly
                 Report on Form 10-Q (File No. 000-26933) for the quarter
                 ended September 30, 1999 and incorporated herein by reference).
 10.46*          Loan Document Modification Agreement Number 6 dated as of
                 December 20, 1999 by and among Lionbridge Technologies
                 Holdings B.V., Lionbridge Technologies B.V., Lionbridge
                 and Silicon Valley Bank.
 10.47*          Amended and Restated Promissory Note dated as of December
                 20, 1999 payable to Silicon Valley Bank.
 10.48*          First Amendment to lease dated as of June 29, 1999 between
                 Bay Colony Corporate Center LLC and Lionbridge.
 10.49*          Second Amendment to lease dated as of December 10, 1999
                 between Bay Colony Corporate Center LLC and Lionbridge.
 10.50*          Agreement and Plan of Reorganization dated January 19, 2000 by and among Lionbridge, LTI Acquisition Corp. and INT'L.com,
                 Inc.
 21.1*           Subsidiaries of Lionbridge.
 23.1*           Consent of PricewaterhouseCoopers LLP.
 24.1*           Power of Attorney (included in signature page).
 27.1*           Financial Data Schedule.


*   Filed herewith

** Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).

(b)  Reports on Form 8-K:

     None.

(c)  Exhibits:

     Lionbridge hereby files as part of this Form 10-K the exhibits listed in
     Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the Securities and Exchange Commission in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference rooms. Securities and Exchange Commission filings are also available to the public from commercial document retrieval services and at the Web site maintained by the Securities and Exchange Commission at http://www.sec.gov.

(d)  Financial Statement Schedules:

     Lionbridge hereby files as part of this Form 10-K in Item 14(b) attached hereto the consolidated financial statement schedules listed in Item 14(a)(2) above, if any.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lionbridge Technologies, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows present fairly, in all material respects, the consolidated financial position of Lionbridge Technologies, Inc. (the "Company") at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 24, 2000

                          LIONBRIDGE TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                                 DECEMBER 31,
                                                                                                                 ------------
                                                                                                                 1999      1998
                                                                                                              ---------  --------

ASSETS
Current assets:
   Cash and cash equivalents ..............................................................................   $  11,537   $   732
   Accounts receivable, net of allowances of $698 and $573 at December 31, 1999 and 1998, respectively.....       8,918     7,321
   Work in process.........................................................................................       3,705     3,929
   Other current assets....................................................................................         634       805
                                                                                                              ---------  --------

      Total current assets.................................................................................      24,794    12,787

Property and equipment, net................................................................................       2,171     1,840
Goodwill and other intangible assets, net..................................................................       8,288     7,370
Other assets...............................................................................................         359       405
                                                                                                              ---------  --------
        Total assets.......................................................................................   $  35,612  $ 22,402
                                                                                                              =========  ========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Amounts owed to banks...................................................................................   $      --   $   416
   Short-term debt.........................................................................................       6,593     7,693
   Accounts payable........................................................................................       4,667     3,964
   Accrued compensation and benefits.......................................................................       2,985     2,356
   Other accrued expenses..................................................................................       4,709     5,664
   Deferred revenue........................................................................................       2,524       412
                                                                                                              ---------  --------
      Total current liabilities............................................................................      21,478    20,505
                                                                                                              ---------  --------
Long-term debt.............................................................................................       6,731        --

Redeemable convertible preferred stock, $0.01 par value:
   Series A convertible preferred stock, 0 and 17,271,314 shares authorized at
      December 31, 1999 and 1998, respectively; 0 and 13,271,314 shares issued and
      outstanding at December 31, 1999 and 1998, respectively..............................................          --    15,418
   Series D nonvoting convertible preferred stock, 0 and 200 shares authorized at December 31, 1999 and 1998, respectively; 0 and 140 shares issued and outstanding at
      December 31, 1999 and 1998, respectively.............................................................          --        --

Commitments (Note 7)

Stockholders' equity (deficit):
   Preferred stock, $0.01 par value; 5,000,000 shares authorized at December 31, 1999; no shares issued and
      outstanding..........................................................................................          --        --
   Common stock, $0.01 par value; 100,000,000 and 25,950,867 shares authorized at December 31, 1999 and
      1998, respectively; 16,561,705 and 1,963,614 shares issued and outstanding at December 31,
      1999 and 1998, respectively.........................................................................          166        20
   Additional paid-in capital..............................................................................      42,085       300
   Accumulated deficit.....................................................................................     (32,495)  (14,222)
   Deferred compensation...................................................................................      (2,837)       --
   Accumulated other comprehensive income..................................................................         484       381
                                                                                                              ---------  --------
      Total stockholders' equity (deficit).................................................................       7,403   (13,521)
                                                                                                              ---------  --------
        Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit).......   $  35,612  $ 22,402
                                                                                                              =========  ========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                          LIONBRIDGE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                     1999        1998        1997
                                                                  ----------  ----------  -------


Revenue.......................................................       $49,508     $38,412     $26,462
Cost of revenue...............................................        33,486      25,546      18,914
                                                                  ----------  ----------  ----------
      Gross profit............................................        16,022      12,866       7,548
                                                                  ----------  ----------  ----------

Operating expenses:

   Sales and marketing........................................         5,554       2,735       1,306
   General and administrative.................................        14,147      10,889       8,210
   Research and development...................................         1,491        ----        ----
   Amortization of acquisition-related intangible assets......         3,170       2,145       4,400
   Restructuring charges......................................          ----         501         541
   Stock-based compensation...................................           730        ----        ----
                                                                  ----------  ----------  ----------

      Total operating expenses................................        25,092      16,270      14,457
                                                                  ----------  ----------  ----------

Loss from operations..........................................        (9,070)     (3,404)     (6,909)
Interest expense:
   Interest on outstanding debt...............................        (1,511)       (648)       (127)
   Accretion of discount on subordinated notes payable........        (5,967)         --          --
Other income (expense), net...................................          (339)         49        (506)
                                                                  ----------  ----------  ----------

Loss before income taxes......................................       (16,887)     (4,003)     (7,542)
Provision for income taxes....................................           699         259         112
                                                                  ----------  ----------  ----------

Net loss......................................................       (17,586)     (4,262)     (7,654)
Accrued dividends on preferred stock..........................          (687)     (1,062)     (1,062)
                                                                  ----------  ----------  ----------

Net loss attributable to common stockholders..................    $  (18,273)   $ (5,324)   $ (8,716)
                                                                  ==========   =========   =========

Basic and diluted net loss per share attributable to common
stockholders..................................................    $    (2.45)   $  (2.99)   $  (8.85)

Shares used in computing basic and diluted net loss per share
attributable to common stockholders...........................         7,450       1,782         985


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                          LIONBRIDGE TECHNOLOGIES, INC.

      CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
                 (AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                                        REDEEMABLE
                                                        CONVERTIBLE
                                                      PREFERRED STOCK         COMMON STOCK          ADDITIONAL
                                                   ---------------------  ------------------------   PAID-IN    ACCUMULATED
                                                   SHARES        AMOUNT     SHARES      PAR VALUE    CAPITAL      DEFICIT
                                                  -----------   --------   ----------   ----------  ---------   -----------

Balance at December 31, 1996...................    13,673,098   $ 13,696      984,608     $  10      $       5   $    (182)
Stock options exercised........................                               375,385         4             52
Issuance of Series A convertible preferred
     stock.....................................       570,010        570
Repurchase of Series A convertible preferred
     stock to be retired.......................      (971,654)      (972)
Accrual of dividends on preferred stock........                    1,062                                            (1,062)
Comprehensive loss:
     Net loss..................................                                                                     (7,654)
     Other comprehensive income:
          Translation adjustment...............

     Comprehensive loss........................
                                                  -----------   --------   ----------     -----      ---------   ---------
Balance at December 31, 1997...................    13,271,454     14,356    1,359,993        14             57      (8,898)
Issuance of common stock in connection with the
     Acquisition of Japanese Language Services,
     Inc.......................................                               286,959         3             83
Stock options exercised........................                               316,662         3             39
Accrual of dividends on preferred stock........                    1,062                                            (1,062)
Accretion of common stock to redemption value..                                                            121
Comprehensive loss:
     Net loss..................................                                                                     (4,262)
     Other comprehensive loss:
          Translation adjustment...............

     Comprehensive loss........................
                                                  -----------   --------   ----------     -----      ---------   ---------
Balance at December 31, 1998...................    13,271,454     15,418    1,963,614        20            300     (14,222)
Issuance of common stock in connection with the
     acquisition of VeriTest, Inc..............                                66,668         1            343
Issuance of common stock in connection with the
     acquisition of Japanese Language Services,
     Inc.......................................                                24,268        --             35
Issuance of warrants in connection with debt
     financing.................................                                                          5,967
Deferred compensation..........................                                                          3,803
Amortization of deferred compensation..........
Reversal of deferred compensation due to
     option forfeitures........................                                                           (236)
Stock options exercised........................                               626,456         6            111
Accrual of dividends on preferred stock........                      687                                              (687)
Accretion of common stock to redemption value..                                                            120
Warrants exercised.............................                             1,533,050        16              5
Issuance of common stock in connection with
     initial public offering...................                             3,500,000        35         31,725
Redemption and conversion of preferred stock...   (13,271,454)   (16,105)   8,847,649        88            (88)
Comprehensive loss:
     Net loss..................................                                                                    (17,586)
     Other comprehensive income:
          Translation adjustment...............

     Comprehensive loss........................
                                                  -----------   --------   ----------     -----      ---------   ---------
Balance at December 31, 1999...................            --   $     --   16,561,705     $ 166      $  42,085   $ (32,495)
                                                  ===========   ========   ==========     =====      =========   =========





                                                                 ACCUMULATED
                                                                     OTHER             TOTAL
                                                DEFERRED         COMPREHENSIVE     STOCKHOLDERS'        COMPREHENSIVE
                                                COMPENSATION         INCOME       EQUITY (DEFICIT)            LOSS
                                                ------------           ------       ----------------          ----
Balance at December 31, 1996..................                                         $ (167)
Stock options exercised.......................                                             56
Issuance of Series A convertible preferred
stock.........................................
Repurchase of Series A convertible preferred
stock to be retired...........................
Accrual of dividends on preferred stock.......                                          (1,062)
Comprehensive loss:
     Net loss.................................                                          (7,654)              $ (7,654)
     Other comprehensive income:
          Translation adjustment..............                        $ 741                741                    741
                                                                                                             --------
     Comprehensive loss.......................                                                               $ (6,913)
                                                                       ----           --------               ========
Balance at December 31, 1997..................                          741             (8,086)
Issuance of common stock in connection with the
     Acquisition of Japanese Language Services,
     Inc. ....................................                                              86
Stock options exercised.......................                                              42
Accrual of dividends on preferred stock.......                                          (1,062)
Accretion of common stock to redemption value.                                             121
Comprehensive loss:
     Net loss.................................                                          (4,262)              $ (4,262)
     Other comprehensive loss:
          Translation adjustment..............                         (360)              (360)                  (360)
                                                                                                             --------
     Comprehensive loss.......................                                                               $ (4,622)
                                                                       ----           --------               ========
Balance at December 31, 1998..................                          381            (13,521)
Issuance of common stock in connection with the
     acquisition of VeriTest, Inc.............                                             344
Issuance of common stock in connection with the
     acquisition of Japanese Language Services,
     Inc. ....................................                                              35
Issuance of warrants in connection with debt
financing.....................................                                           5,967
Deferred compensation.........................  $ (3,803)                                 ----
Amortization of deferred compensation.........       730                                   730
Reversal of deferred compensation due to
option forfeitures............................       236                                  ----
Stock options exercised.......................                                             117
Accrual of dividends on preferred stock.......                                            (687)
Accretion of common stock to redemption value.                                             120
Warrants exercised............................                                              21
Issuance of common stock in connection with
initial public offering.......................                                          31,760
Redemption and conversion of preferred stock..                                            ----
Comprehensive loss:
     Net loss.................................                                         (17,586)              $(17,586)
     Other comprehensive income:
          Translation adjustment..............                          103                103                    103
                                                                                                             --------
     Comprehensive loss.......................                                                               $(17,483)
                                                 -------               ----           --------               ========
Balance at December 31, 1999.................    $(2,837)              $484           $  7,403
                                                 =======               ====           ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                            FINANCIAL STATEMENTS.

                          LIONBRIDGE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                      1999         1998       1997
                                                                                    ----------  ----------  -------

Cash flows from operating activities:
     Net loss....................................................................  $(17,586)   $ (4,262)    $(7,654)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Amortization of acquisition-related intangible assets..................     3,170       2,145       4,400
          Compensation expense for stock options granted.........................       730          --          --
          Accretion of discount on subordinated notes payable....................     5,967          --          --
          Depreciation and amortization of property and equipment................     1,581       1,187       1,164
          Provision for doubtful accounts........................................       218         182         380
          Deferred income taxes.............................................            519         206         112
          Foreign currency (gain) loss on intercompany transactions.........            759         (67)        353
          Changes in operating assets and liabilities, net of effects of acquisitions:
               Accounts receivable...............................................    (2,309)        214         187
               Work in process...................................................       (74)       (828)       (592)
               Other current assets..............................................       157        (295)        690
               Other assets......................................................        52        (193)        (78)
               Accounts payable..................................................     1,000        (401)       (426)
               Accrued compensation and benefits.................................       629         341         781
               Other accrued expenses............................................      (492)        478         184
               Deferred revenue..................................................     2,169        (440)       (943)
                                                                                   --------    --------     --------
                    Net cash used in operating activities........................    (3,510)     (1,733)     (1,442)
                                                                                   --------    --------     --------

Cash flows from investing activities:
     Purchases of property and equipment.........................................    (1,904)     (1,363)       (923)
     Payments for businesses acquired, net of cash acquired......................    (3,740)     (3,141)        (18)
     Payments for Asian asset purchase, net of cash acquired.....................        --          --         (85)
     Transfer of funds from escrow...............................................        --          --         600
                                                                                   --------    --------     -------
                    Net cash used in investing activities........................    (5,644)     (4,504)       (426)
                                                                                   --------    --------     -------

Cash flows from financing activities:
     Net increase (decrease) in amounts owed to banks............................      (348)        328        (522)
     Net increase (decrease) in short-term debt..................................    (1,148)      5,551       1,197
     Proceeds from issuance of long-term debt....................................    12,000          --          --
     Repayment of long-term debt.................................................    (6,000)         --          --
     Proceeds from issuance of preferred stock...................................        --          --         570
     Redemption of preferred stock...............................................   (16,105)         --          --
     Proceeds from exercise of stock options.....................................       117          42          56
     Net proceeds from initial public offering of common stock...................    31,760          --          --
                                                                                   --------    --------     -------
                    Net cash provided by financing activities....................    20,276       5,921       1,301
                                                                                   --------    --------     -------

Net increase(decrease) in cash and cash equivalents .............................    11,122        (316)       (567)
Effects of exchange rate changes on cash and cash equivalents....................      (317)        (50)       (130)
Cash and cash equivalents at beginning of year...................................       732       1,098       1,795
                                                                                   --------    --------     -------

Cash and cash equivalents at end of year.........................................  $ 11,537    $    732     $ 1,098
                                                                                   ========    ========     =======


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         LIONBRIDGE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

         NATURE OF THE BUSINESS

         Lionbridge Technologies, Inc. and its subsidiaries (collectively, "Lionbridge" or the "Company") is a provider of globalization services, primarily to software publishers, computer hardware manufacturers and telecommunications companies. Globalization services, including localization, internationalization and testing, enable simultaneous worldwide release and ongoing maintenance of products and product-related technical support, training materials, and sales and marketing information in multiple languages. Lionbridge has its head office in the United States, with operations in France, Ireland, The Netherlands, China, Japan, South Korea and the United States.

         FORMATION OF LIONBRIDGE AND BASIS OF PRESENTATION

         Lionbridge was incorporated on September 11, 1996 in order to effect the acquisition of certain elements of the localization businesses of Stream International Holdings, Inc. ("Stream"). Funding for the acquisition was provided through the issuance of common and preferred stock in Lionbridge and in a majority-owned subsidiary of Lionbridge.

         On December 23, 1996, Lionbridge entered into an agreement with Stream to acquire its localization businesses in Ireland, The Netherlands and France (see Note 4). The purchase accounting for the acquisition of the businesses was recorded as though the purchase had occurred on December 31, 1996, as the results of operations and changes in financial position between December 23, 1996 and this date were immaterial.

         The December 23, 1996 agreement with Stream also contemplated the acquisition of certain businesses in Asia. However, Lionbridge did not acquire such businesses as planned, and renegotiated the agreement in July 1997. As a result, a note payable for $840,000 issued to Stream in contemplation of the December 23, 1996 agreement was canceled, and restricted cash of $600,000, which was held in escrow at December 31, 1996 and was to be paid to Stream on completion of the Asian acquisition, was returned to Lionbridge, net of certain payments otherwise due.

         On July 3, 1997, Lionbridge entered into a new agreement with Stream to purchase work in process and certain other assets of Stream's Japanese, Chinese and Taiwanese localization businesses as of April 1, 1997, and of the South Korean localization business as of July 3, 1997, in exchange for approximately $100,000 of cash plus the assumption of liabilities of $317,000 for the completion of work under existing customer contracts. As these assets did not comprise businesses, the Company allocated the purchase price based on their fair values.

         On August 25, 1999, Lionbridge consummated an initial public offering of its common stock. In connection with this offering, Lionbridge sold 3,500,000 shares of its common stock and received net proceeds of approximately $31,760,000.

2. SIGNIFICANT ACCOUNTING POLICIES:

         The accompanying consolidated financial statements of Lionbridge reflect the application of certain significant accounting policies as described below:

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Lionbridge and its wholly owned subsidiaries from the effective date of their acquisition or formation. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         REVENUE RECOGNITION

         Lionbridge recognizes revenue from the provision of services to its customers on the percentage-of-completion method of accounting, based on all costs incurred to date as a percentage of management's estimates of total costs of individual contracts. Anticipated losses by project, if any, are recognized in the period in which determined.

         ADVERTISING COSTS

         Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were approximately $224,000, $120,000 and $0 for the years ended December 31, 1999, 1998 and 1997, respectively.

         FOREIGN CURRENCY TRANSLATION

         The functional currency for each of Lionbridge's foreign operations is the local currency of the country in which those operations are based. Revenues and expenses of foreign operations are translated into U.S. dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. dollars at year-end rates of exchange. Resulting cumulative translation adjustments are reflected as a separate component of accumulated other comprehensive income in stockholders' equity (deficit). Foreign currency transaction gains or losses, arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies, are included in other income (expense), net in the consolidated statements of operations and were $332,000, $49,000 and $(472,000) for the years ended December 31, 1999, 1998 and 1997, respectively.

         For the purpose of the disclosure of comprehensive loss, Lionbridge does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as Lionbridge intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

         CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash primarily in money market accounts.

         WORK IN PROCESS

         Work in process represents the value of work performed but not billed. Work in process is calculated using the percentage-of-completion method based on total anticipated costs and is stated at cost plus estimated profit, but not in excess of net realizable value. Billing of amounts in work in process occurs according to customer-agreed payment schedules or upon completion of specified project milestones. All of Lionbridge's projects in work in process are expected to be billed and collected within one year.

         PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method, based upon the following asset lives:

Computer software and equipment    1 to 5 years
Furniture and office equipment     3 to 5 years
Leasehold improvements             Shorter of lease term or useful life of asset

         Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net income or loss. Expenditures for maintenance and repairs are expensed as incurred.

         GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill is amortized using the straight-line method over five years. Other intangible assets consist of the value of acquired workforce and the VeriTest trade name, both which are being amortized on a straight-line basis over five years.

         LONG-LIVED ASSETS

         Lionbridge periodically evaluates the net realizable value of long-lived assets, including goodwill and property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value.

         INCOME TAXES

         Deferred income taxes are recognized based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

         NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

         Basic and diluted earnings per share are computed in accordance with SFAS No. 128, "Earnings per Share." Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted earnings per share since potential common shares from the conversion of preferred stock and exercises of stock options and warrants are anti-dilutive for all periods presented.

         ACCOUNTING FOR STOCK-BASED COMPENSATION

         Lionbridge accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of Lionbridge's common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value of common stock at the date of grant, Lionbridge records that difference multiplied by the number of shares under option as deferred compensation, which is then amortized over the vesting period of the options. Lionbridge has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only (see Note 8). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related guidance.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Estimates are used when accounting for the collectibility of receivables, calculating revenue using the percentage-of-completion method, and valuing intangible assets, deferred tax assets and net assets of businesses acquired.

         CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

         Financial instruments which potentially subject Lionbridge to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivables. The Company places its cash and cash equivalents with financial institutions with high credit standing. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different geographic regions, although globally some customers constitute a significant percentage of total revenue (see Note 12). Lionbridge does not require collateral or other security against trade receivable balances; however, it maintains reserves for potential credit losses and such losses have been within management's expectations.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, redeemable preferred stock and debt, are carried in the consolidated financial statements at amounts that approximate fair values at December 31, 1999, 1998 and 1997. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended on July 7, 1999 by the issuance of Statement of Accounting Standards No. 13 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for the Company and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principals to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company believes that its current revenue recognition policy complies with the Commission's guidelines.

3. PROPERTY AND EQUIPMENT:

         Property and equipment consisted of the following at December 31:


                                                       1999               1998
                                                       ----               ----

Computer software and equipment......................   $4,360,000         $2,035,000
Furniture and office equipment.......................      857,000            708,000
Leasehold improvements...............................      431,000            327,000
                                                        ----------         ----------
                                                         5,648,000          3,070,000
Less:  Accumulated depreciation and amortization.....   (3,477,000)        (1,230,000)
                                                        ----------         ----------
Total................................................   $2,171,000         $1,840,000
                                                        ==========         ==========


4. BUSINESS COMBINATIONS:

LOCALIZATION BUSINESS OF STREAM

         On December 23, 1996, Lionbridge acquired the localization businesses of Stream in Ireland, The Netherlands and France (see Note 1). In accordance with the acquisition agreement, Lionbridge paid Stream aggregate cash consideration of $11,300,000 in exchange for all of the outstanding common stock of R.R. Donnelley Language Solutions International B.V. and Stream International Language Solutions as well as the assumption of tax liabilities of $100,000 incurred in connection with the transaction. Goodwill of $9,224,000 was initially recognized in connection with this acquisition.

         In 1997, Lionbridge submitted a claim to Stream for the reimbursement of a portion of the purchase consideration under the indemnity terms of the December 23, 1996 agreement. This claim was ultimately resolved through a settlement agreement with Stream, effective December 31, 1997 (see Note 6). Under the terms of this agreement, the purchase price for the European businesses was reduced by $531,000. This amount was deducted from goodwill at December 31, 1997.

         During 1999, 1998 and 1997, acquired net operating loss carryforwards of approximately $1,540,000, $1,291,000 and $1,120,000, respectively, were utilized to offset taxable income in Ireland, France and The Netherlands. As the deferred tax assets associated with these losses had been fully reserved at the time of the Stream acquisition, the benefits were recorded as reductions to goodwill of $519,000, $207,000, and $112,000 in 1999, 1998 and 1997,
respectively.

JAPANESE LANGUAGE SERVICES

         On February 27, 1998, Lionbridge entered into an agreement to acquire all of the outstanding stock of Japanese Language Services, Inc., a company based in Massachusetts with additional operations in Japan, for total initial consideration of $2,323,000 consisting of cash of $2,237,000 and 286,959 shares of common stock valued at $86,000. The shares of common stock may be redeemed, at the option of the holder, at a price of $1.35 per share at any time from July 2001 to September 2001. The carrying amount of the redeemable common stock will be increased to the redemption amount of $387,000 over the 30-month period ending July 2001. The agreement also required certain contingent stock issuances, limited to 24,268 shares of common stock, and cash payments, limited to $625,000, dependent on future operating results of Japanese Language Services, Inc. through December 31, 1999. This agreement was effective January 2, 1998, when operating control of Japanese Language Services, Inc. was assumed by Lionbridge. The acquisition was accounted for using the purchase method of accounting, and the results of Japanese Language Services, Inc. have been included in Lionbridge's financial statements as of the effective date. The purchase price, including direct costs of the acquisition, was allocated based on the fair values of the acquired assets and assumed liabilities as follows:


Current assets............................       $935,000
Current liabilities.......................       (789,000)
Property and equipment....................        247,000
Goodwill..................................      1,999,000
                                               ----------
                                               $2,392,000
                                               ==========

         The initial calculation of goodwill did not include any anticipated contingent consideration. Additional goodwill of $484,000 was subsequently recorded through December 31, 1999 in connection with incremental payments and stock issuances being made under the terms of the original agreement. Goodwill was also increased by $120,000 during each of the years ended December 31, 1999 and 1998, respectively, related to the accretion to the redemption amount of the redeemable common stock. Pro forma statements of operations for the year ended December 31, 1997 would not differ materially from reported results.

ILT SOLUTIONS GROUP

         On April 1, 1998, Lionbridge acquired certain assets and operations of the ILT Solutions Group of Lucent Technologies, Inc. for cash of $1,000,000. The acquisition was accounted for using the purchase method of accounting. The purchase price, including direct costs of the acquisition, was allocated to current assets of $244,000, property and equipment of $299,000 and goodwill of $470,000 based on their fair values at the acquisition date. The results of the ILT Solutions Group are included in these financial statements from the date of the acquisition. Pro forma statements of operations would not differ materially from reported results.

VERITEST, INC.

         On January 11, 1999, Lionbridge entered into an agreement to acquire all of the stock of VeriTest, Inc., a company based in California, for total initial consideration of $4,354,000 consisting of cash of $3,260,000, 66,668 shares of common stock valued at $344,000, and notes payable for $750,000. The agreement also requires certain contingent cash payments, limited to $1,000,000, dependent on future operating performance through December 31, 2000. The acquisition was accounted for using the purchase method of accounting. The purchase price, including direct costs of the acquisition, was allocated based on the fair values of the acquired assets and assumed liabilities as follows:


Current assets...............................     $522,000
Current liabilities..........................     (616,000)
Property and equipment.......................      175,000
Intangible assets............................    1,181,000
Goodwill.....................................    3,157,000
                                                ----------
                                                $4,419,000
                                                ==========

         Intangible assets consist of the value of the acquired workforce of $676,000 and the VertiTest trade name of $505,000, both of which are being amortized on a straight-line basis over a five-year period.

         The initial calculation of goodwill did not include any contingent consideration. Future payments, if any, under the contingent payment arrangement will increase goodwill. The results of VeriTest, Inc. are included in these financial statements from the date of acquisition.

         The following unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 1998 assume that the acquisition of VeriTest, Inc. occurred as of January 1, 1998:


                                                                                  1999            1998
                                                                                  ----            ----
Revenue....................................................................    $49,508,000    $42,147,000
Net loss...................................................................    (17,803,000)    (6,615,000)
Basic and diluted net loss per share attributable to common stockholders...          (2.48)         (4.08)


         For each period presented, the pro forma results include estimates of the interest expense on debt used to finance the purchase and the depreciation and amortization of intangible assets based on the purchase price allocation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on January 1, 1998 or that may be obtained in the future.

         The expense of amortizing goodwill related to all acquisitions was $2,934,000, $2,145,000, and $1,841,000 in 1999, 1998 and 1997, respectively.
Additionally, amortization of $236,000 was recorded in 1999 in connection with intangible assets acquired as part of the VeriTest transaction and $2,559,000 was recorded in 1997 in connection with a noncompete agreement between Lionbridge and Stream.

5. AMOUNTS OWED TO BANKS:

         Amounts owed to banks represent temporary, unsecured overdraft facilities utilized by Lionbridge's operations in Ireland, France, Holland and the United States as of December 31, 1998.

6. DEBT:

SETTLEMENT AGREEMENT

         On June 10, 1998, Lionbridge entered into an agreement with certain companies that had previously been part of the Stream organization to settle various outstanding amounts due between Lionbridge and Stream, including the indemnity claim submitted by Lionbridge (see Note 4); a note payable to Stream of $569,000, together with accrued interest of $39,000; and the amount due to Stream on the exercise of its put option to sell 971,654 shares of Series A convertible preferred stock to Lionbridge (see Note 8). In settlement of all amounts due to and from Stream (or successor companies), Lionbridge agreed to pay an interest-free amount of $700,000 in seven equal monthly installments beginning February 1998. This note was recorded in current liabilities at December 31, 1997 and was paid during 1998. The net effect of the settlement agreement was to reduce by $531,000 the Company's purchase price for the European business acquired from Stream. The effective date of this agreement was December 31, 1997, and its impact was reflected in the consolidated financial statements as of that date.

LINE OF CREDIT

         On September 26, 1997, Lionbridge entered into a line of credit agreement with a commercial bank. The agreement was subsequently amended on May 21, 1998 and December 20, 1999, and expires on March 20, 2000. At the time of the May 1998 amendment, Lionbridge issued a warrant for the purchase of 83,334 shares of common stock at an exercise price of $2.40 per share. This warrant was exercisable immediately and expires on May 21, 2003. The value ascribed to this warrant was immaterial. Under the amended terms of the agreement, Lionbridge may borrow up to $8,000,000, based on the value of certain eligible current assets worldwide.

         The interest rate payable on any outstanding borrowings is prime plus 1% per year (9.5%, 8.8%, and 9.5% at December 31, 1999, 1998 and 1997,
respectively), and Lionbridge was required to pay a facility fee of $50,000 on the signing of the agreement. This fee and other direct arrangement expenses were amortized over the initial term of the agreement, which expired on May 22, 1998. Borrowings outstanding under the line of credit agreement are collateralized by certain assets of Lionbridge. The amounts outstanding on the line of credit at December 31, 1999 and 1998 were $6,593,000 and $7,693,000, respectively.

         The agreement requires Lionbridge to maintain certain financial ratios and restricts the payment of dividends. As of December 31, 1999, 1998 and 1997, Lionbridge was in compliance with the financial covenants as amended by the bank.

ADDITIONAL FINANCING

         On January 11, 1999, Lionbridge entered into two substantially identical promissory note agreements with the former owners of VeriTest, Inc. in connection with the acquisition of this business (see Note 4). The notes are for an aggregate amount of $750,000 and are payable in one installment on January 11, 2001. Interest on the notes is due annually at a rate of 8%.

         On January 8, 1999, Lionbridge entered into a bridge loan agreement with a third party. Under the terms of the agreement, Lionbridge issued a $4,000,000, 12% senior subordinated note. On February 26, 1999, Lionbridge entered into a new subordinated debt agreement with the same party and terminated the bridge loan agreement and the $4,000,000 senior subordinated note. Under the terms of the new agreement, Lionbridge issued $10,000,000, 12% senior subordinated notes.

The notes are subject to certain covenant restrictions, including the maintenance of a defined minimum current asset to current liability ratio and a minimum profitability measure, and are collateralized by certain assets of Lionbridge. The terms of the subordinated debt agreement prohibits Lionbridge from paying dividends to its stockholders. In connection with the issuance of these notes, Lionbridge issued detachable warrants to purchase 1,277,716 shares of common stock at a price of $0.015 per share, valued at $4,972,000. These warrants were exercised in full in August 1999.

         On March 9, 1999, Lionbridge entered into a subordinated debt agreement with a stockholder. Under the terms of the agreement, Lionbridge issued $2,000,000, 12% senior subordinated notes. The notes are collateralized by certain assets of Lionbridge and are subject to certain covenant restrictions, including the maintenance of a defined minimum current asset to current liability ratio and a minimum profitability measure. The terms of the subordinated debt agreement prohibits Lionbridge from paying dividends to its stockholders. In connection with the issuance of these notes, Lionbridge issued detachable warrants to purchase 255,544 shares of common stock at a price $0.015 per share, valued at $995,000. These warrants were exercised in full in November 1999.

         The aggregate value of the warrants issued in connection with these financings was recorded as a discount on subordinated notes payable and was amortized as additional interest expense using the straight-line method over the period from issuance until August 1999, based on the initially expected repayment of the debt upon the initial public offering of securities by Lionbridge.

         On August 19, 1999, Lionbridge entered into amendments to the subordinated debt agreements pursuant to which the 12% senior subordinated notes were issued. As a result, Lionbridge was required to repay one-half of the aggregate principal amount of each of the notes, together with all accrued and unpaid interest thereon, upon the closing of its initial public offering. The remaining aggregate principal amount of such notes, together with all accrued and unpaid interest thereon, is required to be repaid upon the earlier of August 25, 2001 or an underwritten public offering by Lionbridge subsequent to the initial public offering of securities with aggregate proceeds of at least $10,000,000. These notes had previously required that all of the principal amount be paid upon a closing of an initial public offering of securities with aggregate proceeds of at least $25,000,000. As of December 31, 1999, $5,981,000 was outstanding under these subordinated notes.

7. COMMITMENTS:

LEASE COMMITMENTS

         The Company leases certain equipment and office space under noncancelable agreements and leases which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases at December 31, 1999 were as follows:


YEAR ENDING DECEMBER 31,

2000.......................................................     $1,671,000
2001.......................................................      1,121,000
2002.......................................................        847,000
2002.......................................................        596,000
2004.......................................................        541,000
Thereafter.................................................      4,112,000
                                                                 ---------
                                                                $8,888,000
                                                                ==========


        Total rental expenses charged to operations were $1,443,000, $952,000 and $697,000 in 1999, 1998 and 1997, respectively.

8. CAPITAL STOCK:

PREFERRED STOCK

         The Company is authorized to issue 5,000,000 shares of preferred stock in one or more series, each with such terms and rights as adopted by the Company in creating such series. No preferred stock was issued or outstanding as of December 31, 1999.

CONVERSION AND REDEMPTION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

         Upon the closing of the Company's initial public offering of common stock on August 25, 1999, all 13,271,314 shares and 140 shares of its Series A convertible preferred stock and Series D nonvoting convertible preferred stock, respectively, were converted into 132.7145 shares of Series B redeemable preferred stock and 8,847,649 shares of Series C convertible preferred stock. The Series B redeemable preferred stock was redeemed for $100,000 per share plus an 8% annual premium for a total payment of approximately $16,105,000. At the same time, the Series C convertible preferred stock was converted into 8,847,649 shares of common stock.

STOCK OPTION PLANS

         Lionbridge maintains a stock option plan (the "Plan") for the issuance of incentive and nonqualified stock options. The initial number of shares of common stock available for issuance under the Plan was 2,855,365 shares, an amount that was increased to 5,522,032 shares in June 1999. Options to purchase common stock are granted at the discretion of the Board of Directors. Generally, stock options vest over a four-year period as follows: 25% on the first anniversary of the date of grant and semi-annually thereafter in equal installments over the remaining three-year period. Stock options generally expire ten years (five years in certain cases) from the date of grant.

         Under the terms of the Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum. Prior to the Company's initial public offering of securities, the Board of Directors, in assessing the fair market value of Lionbridge's common stock, considered factors relevant at the time, including recent third-party transactions, significant new customers, composition of the management team, recent hiring results, Lionbridge's financial condition and operating results and the lack of a public market for Lionbridge's common stock.

         Transactions involving the Plan for the period from January 1, 1997 to December 31, 1999 are summarized as follows:



                                                                 WEIGHTED-
                                                                  AVERAGE
                                                   NUMBER OF      EXERCISE
                                                    SHARES         PRICE
                                                  ---------      ---------
Outstanding at January 1, 1997................     1,501,529       $0.165
Granted.......................................     1,472,555        0.150
Exercised.....................................      (375,385)       0.150
Canceled......................................      (382,363)       0.150
                                                   ---------

Outstanding at December 31, 1997..............     2,216,336        0.165
Granted.......................................       407,573        0.525
Exercised.....................................      (316,662)       0.135
Canceled......................................      (115,025)       0.195
                                                   ---------
Outstanding at December 31, 1998..............     2,192,222        0.225
Granted.......................................       925,901        6.069
Exercised.....................................      (626,456)       0.188
Canceled......................................      (161,211)       2.691
                                                   ---------
Outstanding at December 31, 1999..............     2,330,456        2.385
                                                   =========


         Options for 529,960, 421,380 and 0 shares were exercisable at December 31, 1999, 1998 and 1997, respectively. There were 1,872,274, 636,843 and 263,644 shares available for future grant under the Plan at December 31, 1999, 1998 and 1997, respectively.

         The following table summarizes information about stock options outstanding at December 31, 1999:


                                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                -------------------              -------------------
                                              WEIGHTED-
                                               AVERAGE        WEIGHTED-                        WEIGHTED-
                                              REMAINING        AVERAGE                          AVERAGE
                             NUMBER          CONTRACTUAL       EXERCISE         NUMBER          EXERCISE
  RANGE OF EXERCISE        OUTSTANDING          LIFE            PRICE         EXERCISABLE        PRICE
        PRICES
  -----------------        -----------       -----------      ---------       -----------      ---------

         $0.150 -  0.165        1,217,494         7.1 years         $0.160           476,669         $0.160
                   0.300          168,004         8.1 years          0.300            39,960          0.300
                   0.450            7,095         8.3 years          0.450             1,059          0.450
                   0.900           47,423         8.6 years          0.900            10,068          0.900
          1.500 -  1.800          482,775         9.2 years          1.520             2,204          1.500
                   6.000           36,667         9.4 years          6.000               ---
                   9.750          286,298         9.4 years          9.750               ---
         18.000 - 18.310           84,700         9.8 years         18.010               ---
                          ---------------                                    ---------------
                                2,330,456                                            529,960
                          ===============                                    ===============



         Had compensation cost for stock options granted to employees been determined based on the fair value at the date of grant for awards in the period from inception (September 11, 1996) to December 31, 1999, consistent with the provisions of SFAS No. 123, Lionbridge's net loss for 1999, 1998 and 1997 would have been increased to $18,002,000, $4,283,000 and $7,668,000, respectively, and the net loss per common share attributable to common stockholders for 1999, 1998 and 1997 would have been increased to $2.51, $3.00 and $8.87, respectively. The weighted average fair value of options granted during 1999, 1998 and 1997 was $3.04, $0.06, and $0.02 per share, respectively. Stock options granted with an exercise price in the range from $1.50 through $9.75 per share have an exercise price which exceeded the fair value of the underlying common stock on the date of grant. The weighted average fair value of these options, which were all granted in 1999, was $2.18 per share.

         For these pro forma calculations, the fair value of each option granted prior to the Company's initial public offering of securities on August 20, 1999 was estimated on the date of grant using the minimum value option pricing model, utilizing the following weighted-average assumptions:
(1) weighted-average risk free interest rates of 5.30%, 5.40% and 6.11% for 1999, 1998 and 1997, respectively, (2) weighted-average expected option life of 4.0 years, and (3) expected dividend yield of $0. The fair value of options granted after the initial public offering of securities has been calculated using the Black-Scholes option pricing model with the same weighted average assumptions as above for 1999, but with an additional expected volatility factor of 85%.

EMPLOYEE STOCK PURCHASE PLAN

         On June 15, 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"), effective upon the consummation of the Company's initial public offering. The Purchase Plan allows for the issuance of 1,000,000 shares of Lionbridge's common stock to eligible employees. Under the Purchase Plan, Lionbridge is authorized to make a series of offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering is equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase
Plan), whichever is lower. The first offering period of the Purchase Plan commenced on November 1, 1999 and will end on April 30, 2000.

DEFERRED COMPENSATION

         During the year ended December 31, 1999, Lionbridge recorded deferred compensation in connection with options granted at exercise prices below the then fair market value of Lionbridge's common stock totaling $3,803,000, representing the aggregate difference between the estimated fair market value of Lionbridge's common stock on the date of grant and the exercise price of each option. This deferred compensation is being amortized over the four-year vesting period of the related options, resulting in amortization of $730,000 in the year ended December 31, 1999.

TREASURY STOCK

         In connection with the December 23, 1996 financing of Lionbridge, Stream was granted a put option to sell its 971,654 shares of Series A preferred stock to Lionbridge.

         On September 25, 1997, Stream exercised its put option and Lionbridge acquired 971,654 shares of its Series A preferred stock at a cost of $971,654. Settlement of this amount due to Stream was resolved through a subsequent agreement (see Note 6). In 1998, Lionbridge retired all of the shares acquired.

REVERSE STOCK SPLIT

         Effective August 13, 1999, the Company's Board of Directors declared a 2-for-3 reverse common stock split. All references in these consolidated financial statements to shares of common stock have been retroactively adjusted to reflect this reverse stock split.

9. INCOME TAXES:

         The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 is due to taxable income generated in foreign jurisdictions for which U.S. tax credit utilization is currently uncertain.

         The components of the provision for income taxes are as follows:



                                        1999              1998              1997
                                        ----              ----              ----
Current:
     State                          $ 20,000          $    ---          $    ---
     Foreign                         160,000            52,000               ---
                                     -------          --------               ---
Total current provision             $180,000          $ 52,000          $    ---
                                    ========          ========          ========
Deferred:
     Foreign                        $519,000          $207,000          $112,000
                                    --------          --------          --------
Total deferred provision            $519,000          $207,000          $112,000
                                    ========          ========          ========


         The benefit from the utilization of net operating loss carryforwards in Europe during the years ended December 31, 1999, 1998 and 1997 was recorded as a reduction of goodwill of $519,000, $207,000 and $112,000, respectively, rather than a tax provision benefit, since the deferred tax assets associated with these carryforwards had been fully reserved at the time of the acquisition of the businesses from Stream (see Note 4). Lionbridge recorded no tax benefit for losses generated during these periods due to the uncertainty of realizing such benefits.

         The components of the loss before income taxes were as follows for the years ended December 31:


                                                                     1999             1998             1997
                                                                     ----             ----             ----
United States.................................................    $(12,723,000)      $(4,636,000)    $(6,115,000)
Foreign.......................................................      (4,164,000)          633,000      (1,427,000)
                                                                    -----------          -------      -----------
Loss before income taxes......................................    $(16,887,000)     $(4,003,000)     $(7,542,000)
                                                                  =============     ============     ============


         The consolidated deferred tax assets of the Company were as follows at December 31:


                                                                    1999           1998
                                                                    ----           ----

U.S. net operating loss carryforwards.........................  $ 4,473,000   $ 1,309,000
Foreign net operating loss carryforwards......................    3,745,000     1,696,000
Difference in accounting for amortization and depreciation....    1,243,000     1,113,000
Research and development tax credits..........................       50,000            --
Other.........................................................      254,000        32,000
Valuation allowance...........................................   (9,765,000)   (4,150,000)
                                                                -----------   -----------
Net deferred tax asset........................................           --            --
                                                                ===========   ===========


         Management of Lionbridge has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered Lionbridge's history of losses and concluded that it is not certain that Lionbridge will generate future taxable income prior to the expiration of these net operating losses. Accordingly, the deferred tax assets have been fully reserved. Management reevaluates the positive and negative evidence periodically.

         At December 31, 1999, Lionbridge had net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $11,100,000 which may be used to offset future taxable income, which begin to expire in 2011. The Company has federal research and development tax credits which may be used to offset future income tax of approximately $43,000 which expire in 2019. Additionally, Lionbridge has net operating loss carryforwards in France of approximately $3,100,000 which begin to expire in 2002; net operating loss carryforwards in Japan of approximately $1,100,000 which begin to expire in 2003; and net operating loss carryforwards in The Netherlands of approximately $6,200,000 which may be carried forward indefinitely.

         Tax benefits recognized for the utilization of foreign net operating loss carryforwards acquired in the December 23, 1996 acquisition of businesses from Stream (see Note 4) are recorded as a reduction to goodwill, rather than as a tax provision benefit.

         Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge's ownership may limit in the future the amount of net operating loss carryforwards which could be used annually to offset future taxable income and income tax liability.

10. RESTRUCTURING CHARGES:

         During the fourth quarter of 1998, the first quarter of 1998 and the fourth quarter of 1997, Lionbridge recorded restructuring charges of $50,000, $451,000 and $541,000, respectively, in operating expenses. These charges related to workforce reductions in France, consisting of nine technical staff in 1997 and five technical and administrative staff in 1998. All employees had been informed of their termination and related benefits in the period that the corresponding charge was recorded. Lionbridge had balances of $0, $0 and $541,000 remaining at December 31, 1999, 1998 and 1997, respectively, in other accrued expenses in relation to these charges. As of December 31, 1999, none of these employees remained with Lionbridge and management does not anticipate any future expenditures related to these actions.

11.  EMPLOYEE BENEFIT PLANS:

         Lionbridge maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees may participate in the 401(k) plan subject to certain eligibility requirements. Under the 401(k) plan, a participant may contribute a maximum of 15% of his or her pre-tax salary, commissions and bonuses through payroll deductions (up to the statutorily prescribed annual limit -- $10,000 in 1999) to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the Board of Directors, Lionbridge may make discretionary profit-sharing contributions into the 401(k) plan for all eligible employees. To date, Lionbridge has made no profit-sharing contributions to the 401(k) plan. In addition, as of December 31, 1999, the Company maintained defined benefit pension plans for employees in The Netherlands and France, and a defined contribution scheme for employees in Ireland.

         Total pension contributions charged to operations were $294,000, $350,000 and $154,000 in 1999, 1998 and 1997, respectively.

12. SIGNIFICANT CUSTOMERS:

         Lionbridge's two largest customers accounted for the following percentages of total Localization and Testing revenues for the years ended:


                                                            DECEMBER 31,
                                                       ---------------------
                                                       1999    1998     1997
                                                       ----    ----     ----

Customer A..........................................   15%     14%      19%
Customer B..........................................    9%      6%      10%


13. OPERATING SEGMENT AND GEOGRAPHICAL INFORMATION:

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that public business enterprises report certain information about operating segments in financial statements filed with the SEC and issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing their performance.

           Lionbridge has determined that its operating segments are those that are based on its method of internal reporting, which separately presents its business by the geographic site in which services are performed. Lionbridge has combined those segments which meet the aggregation criteria of SFAS No. 131 in determining its reportable segments.

         The Company's reportable segments are Localization and Testing. The Localization segment provides globalization services, including translation, software localization, internationalization engineering and multilingual technical publishing, that enable simultaneous worldwide release and ongoing maintenance of products and related technical support, training materials, and sales and marketing information in multiple languages. The Testing segment provides localization and internationalization testing of software, hardware and telecommunications equipment, as well as logo certification programs. All other unallocated enterprise costs are reflected in the "Corporate and Other" category.

         The table below presents information about the reported net loss of the Company for the years ended December 31, 1999, 1998 and 1997. For the year ended December 31, 1997, Lionbridge's only reportable segment was Localization. Asset information by reportable segment is not reported, since the Company does not produce such information internally.


                                                                         CORPORATE AND
                                       LOCALIZATION        TESTING            OTHER         ELIMINATIONS         TOTAL
                                       ------------        -------            -----         ------------         -----
1999
External revenue                          $42,326,000       $ 7,182,000    $          --                      $  49,508,000
                                          ===========       ===========    =============                      =============
Inter-segment revenue                     $        --       $   315,000    $          --      $   (315,000)   $          --
                                          ===========       ===========    =============                      =============
Depreciation and amortization             $   982,000       $   402,000    $   3,367,000                      $   4,751,000
                                          ===========       ===========    =============                      =============
Site contribution                         $ 7,804,000       $ 1,384,000    $          --                      $   9,188,000
Interest income (expense), income tax
    expense and other items of
    income (expense)                       (4,104,000)       (1,120,000)     (21,550,000)                       (26,774,000)
                                          -----------       -----------    -------------                       -------------
Net income (loss)                         $ 3,700,000       $   264,000    $ (21,550,000)                     $ (17,586,000)
                                          ===========       ===========    =============                      =============
1998
External revenue                          $36,226,000       $ 2,186,000    $          --                      $  38,412,000
                                          ===========       ===========    =============                      =============
Inter-segment revenue                     $        --       $   144,000    $          --      $  (144,000)    $          --
                                          ===========       ===========    =============                      =============
Depreciation and amortization             $ 1,038,000       $    90,000    $   2,204,000                      $   3,332,000
                                          ===========       ===========    =============                      =============
Site contribution                         $ 6,566,000       $   675,000    $          --                      $   7,241,000
Interest income (expense), income tax
    expense and other items of
    income (expense)                       (6,889,000)         (346,000)      (4,268,000)                       (11,503,000)
                                          -----------       -----------    -------------                      -------------
Net income (loss)                         $ (323,000)       $   329,000    $  (4,268,000)                     $  (4,262,000)
                                          ===========       ===========    =============                      =============
1997
External revenue                          $26,462,000       $        --    $          --                      $  26,462,000
                                          ===========       ===========    =============                      =============
Inter-segment revenue                     $        --       $        --    $          --                      $          --
                                          ===========       ===========    =============                      =============
Depreciation and amortization             $ 1,148,000       $        --    $   4,416,000                      $   5,564,000
                                          ===========       ===========    =============                      =============
Site contribution                         $ 2,888,000       $        --    $          --                      $   2,888,000
Interest income (expense), income tax
    expense and other items of
    income (expense)                       (2,496,000)               --      (8,046,000)                       (10,542,000)
                                          -----------       -----------     ------------                      -------------
Net income (loss)                         $   392,000       $        --     $(8,046,000)                      $ (7,654,000)
                                          ===========       ===========     ============                      =============



         A summary of Lionbridge's operations and other financial information by geographical region follows:


                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                       1999          1998              1997
                                       ----          ----              ----
Net revenues:
  United States....................   $12,951,000    $ 4,683,000   $        --
  Asia.............................     7,567,000      4,801,000     1,510,000
  France...........................    11,571,000      9,094,000    11,070,000
  Ireland..........................    14,398,000     14,296,000    11,157,000
  The Netherlands..................     6,006,000      6,799,000     3,724,000
  Eliminations.....................    (2,985,000)    (1,261,000)     (999,000)
                                      -----------    -----------     ---------
                                      $49,508,000    $38,412,000   $26,462,000
                                      ===========    ===========   ===========




                                                   DECEMBER 31,
                                                   ------------
                                     1999             1998            1997
                                     ----             ----            ----
Long-lived assets:
  United States...................   $9,013,000     $7,990,000     $6,776,000
  Asia............................      366,000        320,000        146,000
  France..........................      837,000        207,000        121,000
  Ireland.........................      552,000        989,000        595,000
  The Netherlands.................       50,000        109,000        108,000
                                    -----------     ----------     ----------
                                    $10,818,000     $9,615,000     $7,746,000
                                    ===========     ==========     ==========




         Foreign revenue is presented based on the country in which projects are managed. Long-lived assets in the United States as of December 31, 1999, 1998 and 1997 include goodwill and other intangible assets from acquisitions of $8,288,000, $7,370,000 and $6,710,000, respectively.

         Lionbridge has an agreement with the Irish Industrial Development Agency regarding financial grants to its Irish subsidiary from this agency. Under the agreement, the Irish subsidiary may not pay dividends or otherwise distribute its cash, including any distributions to Lionbridge.

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                      YEAR ENDED DECEMBER 31,
                                                               ------------------------------------
                                                               1999            1998            1997
                                                               ----            ----            ----
Interest paid.............................................   $1,511,000          $648,000      $ 127,000

Noncash investing and financing activities:
  Cancellation of note payable (Note 1)...................                                     $ 840,000

  Issuance of warrants for common stock in connection with
  debt (Note 6)...........................................   $5,967,000

  Lionbridge entered into an agreement to settle various
     outstanding amounts due between Lionbridge and Stream
     (Note 6) which reduced goodwill as follows:
    Cancellation of note payable, including interest......                                     $ 608,000
    Repurchase of Series A preferred stock from Stream....                                       972,000
    Settlement of operating accounts......................                                      (349,000)
    Amount payable by Lionbridge under agreement..........                                      (700,000)
                                                                                               ---------
    Reduction to goodwill.................................                                     $ 531,000
                                                                                               =========
  Lionbridge purchased all of the outstanding capital
    stock of Japanese Language Services, Inc. for
    $2,323,000, effective January 2, 1998. In conjunction
    with the acquisition, liabilities were assumed as
    follows:
    Fair value of assets acquired and goodwill..............                  $ 3,181,000
    Cash paid for capital stock.............................                   (2,237,000)
    Common stock issued.....................................                      (86,000)
                                                                              -----------
    Liabilities assumed.....................................                  $   858,000
                                                                              ===========

  Lionbridge purchased all of the outstanding capital stock
    of VeriTest, Inc. for $4,354,000, effective January 11,
    1999. In conjunction with the acquisition, liabilities
    were assumed as follows:
    Fair value of assets acquired and goodwill..............$ 5,035,000
    Cash paid for capital stock............................. (3,260,000)
    Common stock issued.....................................   (344,000)
    Notes issued............................................   (750,000)
                                                            -----------
    Liabilities assumed.....................................$   681,000
                                                            ===========

15. VALUATION AND QUALIFYING ACCOUNTS:

         The following table sets forth activity in Lionbridge's accounts receivable reserve:

                                                  BALANCE AT                                       BALANCE AT
                                                  BEGINNING       CHARGES TO                         END OF
                                                   OF YEAR        OPERATIONS      DEDUCTIONS          YEAR
                                                   -------        ----------      ----------       ----------
YEAR ENDED:
----------
December 31, 1997                                   $    ---        $450,000     $  (84,000)         $366,000
December 31, 1998                                    366,000         220,000        (13,000)          573,000
December 31, 1999                                    573,000         280,000       (155,000)          698,000

16. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:

         Diluted net loss per share attributable to common stockholders does not differ from basic net loss per share attributable to common stockholders since potential common shares from the conversion of preferred stock and the exercise of stock options and warrants are anti-dilutive for all years presented and are therefore excluded from the calculation. Preferred stock convertible into 0, 8,847,649 and 8,847,649 shares of common stock, options to purchase 2,330,456, 2,192,222 and 2,216,336 shares of common stock, and warrants to purchase 83,334, 83,334 and 0 shares of common stock, were outstanding as of December 31, 1999, 1998 and 1997, respectively, but were not included in the calculation of diluted net loss per share attributable to common shareholders because the effect of their inclusion would have been anti-dilutive.

17. SUBSEQUENT EVENTS:

         In January 2000, Lionbridge acquired certain assets and operations of the Language Services Operation of Nortel Networks Corporation in Montreal and Ottawa, Canada; Beijing, China; Sao Paulo, Brazil; and Bogota, Columbia for total initial consideration of approximately $2,476,000. In connection with the acquisition, Nortel Networks awarded a preferred vendor designation to Lionbridge as part of a three-year services agreement. The purchase agreement provides for certain contingent payments to be made by Lionbridge during the first three years of the agreement, dependent on the level of revenues generated under the services agreement during those periods. The transaction will be accounted for using the purchase method of accounting.

         In January 2000, the Company entered into an agreement to acquire INT'L.com, Inc., a company based in Framingham, Massachusetts, with operations in the United States, France, The Netherlands, Germany and China. The transaction is intended to be a tax-free, stock-for-stock transaction, accounted for as a pooling of interests. The Company will issue approximately 9,000,000 shares of its common stock in exchange for all of the capital stock of INT'L.com. The acquisition is expected to be consummated in the second quarter of 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LIONBRIDGE TECHNOLOGIES, INC.

                                      (Registrant)

Date: March 7, 2000

                                      By:      /s/ Stephen J. Lifshatz
                                         ---------------------------------------
                                                    Stephen J. Lifshatz
                                                  Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                        POWER OF ATTORNEY AND SIGNATURES

    We, the undersigned officers and directors of Lionbridge Technologies, Inc., hereby severally constitute and appoint Stephen J. Lifshatz, our true and lawful attorney, with full power to him singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Lionbridge Technologies, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                     TITLE(S)                                               DATE
               ---------                     --------                                               ----
       /s/ RORY J. COWAN           President, Chief Executive Officer and Chairman of the       March 6, 2000
-------------------------------    Board (Principal  Executive Officer)

         Rory J. Cowan

   /s/ STEPHEN J. LIFSHATZ         Chief Financial Officer, Treasurer and Secretary             March 6, 2000
-------------------------------    (Principal Financial and
       Stephen J. Lifshatz         Accounting Officer)


     /s/ MARCIA J. HOOPER          Director                                                     March 6, 2000
-------------------------------
       Marcia  J. Hooper

     /s/ GUY L. DE CHAZAL          Director                                                     March 6, 2000
-------------------------------
       Guy L. de Chazal

      /s/ CLAUDE P.SHEER           Director                                                     March 6, 2000
-------------------------------
        Claude P. Sheer

       /s/ PAUL KAVANAGH           Director                                                     March 6, 2000
-------------------------------
        Paul Kavanagh


                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999

 EXHIBIT NO.                               EXHIBIT

 2.1 Stock Purchase Agreement dated as of January 2, 1998 by and among Lionbridge, Japanese Language Services, Inc., Carl
                 J. Kay and Yoko I. Kay (filed as Exhibit 2.1 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 2.2 Stock Purchase Agreement dated as of January 6, 1999 among VeriTest, Inc., the shareholders of VeriTest listed on the signature pages thereto and Lionbridge (filed as Exhibit 2.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 3.1, 4.1 Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration
                 Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 3.2, 4.2        Amended and Restated By-laws of Lionbridge (filed as
                 Exhibit 3.4 to the Registration Statement on Form S-1
                 (File No. 333-81233) and incorporated herein by reference).
 4.3 Specimen Certificate for shares of Lionbridge's Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.1** 1998 Stock Plan (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.2** 1999 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.3 Lease dated as of February 13, 1997 between Shorenstein Management, Inc., as Trustee of SRI Two Realty Trust, and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.4** Employment Agreement dated as of December 23, 1996 between Lionbridge Technologies, Inc. and Rory J. Cowan (filed as
                 Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.5** Employment Agreement dated as of February 24, 1997 between Lionbridge Technologies, Inc. and Myriam Martin-Kail (filed as
                 Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.6** Employment Agreement dated as of February 11, 1997 between Lionbridge Technologies, Inc. and Stephen J. Lifshatz (filed as
                 Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.7** Employment Agreement dated as of February 28, 1997 between Lionbridge Technologies, Inc. and Peter Wright (filed as
                 Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.8 Second Restated Registration Rights Agreement dated as of February 26, 1999 by and among Lionbridge, Capital Resource Lenders III, L.P., Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors Annex, L.P and each of the other parties listed on the signature pages thereto (filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.9 Loan Agreement dated as of September 26, 1997 by and between Silicon Valley Bank and Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.10 Deed of Pledge dated as of September 26, 1997 by Lionbridge Technologies, Inc. of Shares in the Capital of Lionbridge Technologies Holdings B.V. in favor of Silicon Valley Bank (filed as Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.11 Deed of Pledge dated as of September 26, 1997 by Lionbridge Technologies Holdings B.V. of Shares in the Capital of Lionbridge Technologies B.V. in favor of Silicon Valley
                 Bank (filed as Exhibit 10.11 to the Registration Statement on

                 Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.12 Deed of Pledge dated as of September 26, 1997 by Lionbridge Technologies B.V. of Accounts Receivable of Lionbridge Technologies B.V. in favor of Silicon Valley Bank (filed as
                 Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.13 Deed of Pledge dated as of September 26, 1997 by Lionbridge Technologies Holdings B.V. of Accounts Receivable of Lionbridge Technologies Holdings B.V. in favor of Silicon Valley Bank (filed as Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.14 Letter of Deposit dated as of September 26, 1997 of Lionbridge Technologies Holdings B.V. and Rory Cowan to Silicon Valley Bank (filed as Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.15 Security Agreement dated as of September 26, 1997 between Lionbridge Technologies, Inc. and Silicon Valley Bank (filed as
                 Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.16 Guarantee dated as of September 26, 1997 made by Lionbridge Technologies Ireland in favor of Silicon Valley Bank (filed as
                 Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.17 Debenture dated as of September 26, 1997 between Lionbridge Technologies Ireland and Silicon Valley Bank (filed as Exhibit
                 10.17 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.18 Loan Document Modification Agreement Number 1 dated as of May 21, 1998 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V. and Silicon Valley Bank (filed as
                 Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.19 Pledge Agreement dated as of May 21, 1998 between Lionbridge Technologies Holdings B.V. and Silicon Valley Bank regarding capital stock of Lionbridge Technologies (France) (filed as Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.20 Warrant to Purchase Common Stock of Lionbridge dated as of May 21, 1998 issued to Silicon Valley Bancshares (filed as Exhibit
                 10.20 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.21 Pledge Agreement dated as of May 21, 1998 between Lionbridge and Silicon Valley Bank regarding capital stock of Lionbridge Technologies California, Inc. (filed as Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.22 Pledge Agreement dated as of May 21, 1998 between Lionbridge and Silicon Valley Bank regarding capital stock of Japanese Language Services, Inc. (filed as Exhibit 10.22 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.23 Amended and Restated Guarantee dated as of May 21, 1998 made by Lionbridge Technologies, Inc. in favor of Silicon Valley Bank (filed as Exhibit 10.23 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.24 Guarantee dated as of May 21, 1998 made by Japanese Language Services, Inc. in favor of Silicon Valley Bank (filed as
                 Exhibit 10.24 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.25 Pledge Agreement dated as of May 21, 1998 between Japanese Language Services, Inc. and Silicon Valley Bank regarding capital stock of Lionbridge Japan K.K. (filed as Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.26 Security Agreement dated as of May 21, 1998 between Japanese Language Services, Inc. and Silicon Valley Bank (filed as
                 Exhibit 10.26 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.27 Guarantee dated as of May 21, 1998 made by Lionbridge Japan K.K. in favor of Silicon Valley Bank (filed as Exhibit 10.27 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.28 Guarantee dated as of May 21, 1998 made by Lionbridge Technologies California, Inc. in favor of Silicon Valley Bank (filed as Exhibit 10.28 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.29 Security Agreement dated as of May 21, 1998 between Lionbridge Technologies California, Inc. and Silicon Valley Bank (filed as
                 Exhibit 10.29 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.30 First Demand Guarantee dated as of May 21, 1998 made by Lionbridge Technologies (France) in favor of Silicon Valley Bank (filed as Exhibit 10.30 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.31 Loan Document Modification Agreement Number 2 dated as of February 25, 1999 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies, Inc. and Silicon Valley Bank (filed as Exhibit 10.31 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

 10.32           Lease dated as of January 1, 1998 between Corke Abbey
                 Investments Limited and Lionbridge Technologies Ireland (filed as Exhibit 10.36 to the Registration Statement on Form S-1
                 (File No. 333-81233) and incorporated herein by reference).
 10.33           Lease dated as of March 1, 1991 between Corke Abbey Investments and Andrews Travel Consultants Limited; Assignment to European
                 Language Translations Limited as of March 12, 1993 (filed as
                 Exhibit 10.37 to the Registration Statement on Form S-1 (File
                 No. 333-81233) and incorporated herein by reference).
 10.34           Lease dated as of September 14, 1990 between Corke Abbey
                 Investments Limited and European Language Translations Limited
                 (filed as Exhibit 10.38 to the Registration Statement on Form
                 S-1 (File No. 333-81233) and incorporated herein by reference).
 10.35           Agreement dated as of December 4, 1998 between the Industrial
                 Development Agency (Ireland) and Lionbridge (filed as Exhibit
                 10.39 to the Registration Statement on Form S-1 (File No.
                 333-81233) and incorporated herein by reference).
 10.36           Loan Document Modification Agreement Number 3 dated as of May
                 20, 1999 by and among Lionbridge Technologies Holdings B.V.,
                 Lionbridge Technologies B.V. and Silicon Valley Bank (filed as
                 Exhibit 10.40 to the Registration Statement on Form S-1 (File
                 No. 333-81233) and incorporated herein by reference).
 10.37**         Form of Non-Competition Agreement as entered into between
                 Lionbridge and each of Rory J. Cowan, Stephen J. Lifshatz, and Peter Wright (filed as Exhibit 10.41 to the Registration
                 Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.38           Loan Document Modification Agreement Number 4 dated as of July
                 16, 1999 by and among Lionbridge Technologies Holdings B.V.,
                 Lionbridge Technologies B.V., Lionbridge America, Inc., and
                 Silicon Valley Bank (filed as Exhibit 10.43 to the Registration
                 Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.39           Senior Subordinated Note Purchase Agreement by and among
                 Lionbridge, Morgan Stanley Venture Capital Fund II Annex,
                 L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of March 9, 1999 (filed as Exhibit 10.44 to the Registration
                 Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.40           Senior Subordinated Note Purchase Agreement by and among
                 Lionbridge Technologies Holdings B.V., Morgan Stanley Venture
                 Capital Fund II Annex, L.P. and Morgan Stanley Venture
                 Investors Annex, L.P. dated as of March 9, 1999 (filed as
                 Exhibit 10.45 to the Registration Statement on Form S-1 (File
                 No. 333-81233) and incorporated herein by reference).
 10.41           First Amended and Restated Senior Subordinated Note Purchase
                 Agreement by and between Lionbridge  and Capital Resource
                 Lenders III, L.P. dated as of February 26, 1999 (filed as
                 Exhibit 10.46 to the Registration Statement on Form S-1 (File
                 No. 333-81233) and incorporated herein by reference).
 10.42           Senior Subordinated Note Purchase Agreement by and between
                 Lionbridge Technologies Holdings B.V. and Capital Resource
                 Lenders III, L.P. dated as of February 26, 1999 (filed as
                 Exhibit 10.47 to the Registration Statement on Form S-1
                 (File No. 333-81233) and incorporated herein by reference).
 10.43           Form of Senior Subordinated Promissory Notes issued pursuant to
                 Senior Subordinated Note Purchase Agreements (filed as Exhibit
                 10.48 to the Registration Statement on Form S-1 (File No.
                 333-81233) and incorporated herein by reference).
 10.44           Letter Agreements amending each of the Senior Subordinated Note
                 Purchase Agreements (filed as Exhibit 10.49 to the Registration
                 Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).
 10.45           Loan Document Modification Agreement Number 5 dated as of
                 September 20, 1999 by and among Lionbridge Technologies
                 Holdings B.V.,  Lionbridge Technologies B.V., Lionbridge
                 and Silicon Valley Bank (filed as Exhibit 10.1 to the Quarterly
                 Report on Form 10-Q (File No. 000-26933) for the quarter
                 ended September 30, 1999 and incorporated herein by reference).
 10.46*          Loan Document Modification Agreement Number 6 dated as of
                 December 20, 1999 by and among Lionbridge Technologies
                 Holdings B.V., Lionbridge Technologies B.V., Lionbridge
                 and Silicon Valley Bank.
 10.47*          Amended and Restated Promissory Note dated as of December
                 20, 1999 payable to Silicon Valley Bank.
 10.48*          First Amendment to lease dated as of June 29, 1999 between
                 Bay Colony Corporate Center LLC and Lionbridge.
 10.49*          Second Amendment to lease dated as of December 10, 1999
                 between Bay Colony Corporate Center LLC and Lionbridge.
 10.50*          Agreement and Plan of Reorganization dated January 19, 2000 by and among Lionbridge, LTI Acquisition Corp. and INT'L.com,
                 Inc.
 21.1*           Subsidiaries of Lionbridge.
 23.1*           Consent of PricewaterhouseCoopers LLP.
 24.1*           Power of Attorney (included in signature page).
 27.1*           Financial Data Schedule.


*   Filed herewith

** Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).