Form 10-Q
period 2000-03-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2000-05-12
CIK 1058299

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                               Yes   X    No
                                   -----     -----

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----     -----

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of April 30, 2000 was 16,650,162.

================================================================================

                          LIONBRIDGE TECHNOLOGIES, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                                                                 PAGE
PART I:  FINANCIAL INFORMATION

         ITEM 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets as of March 31, 2000 (unaudited)
                  and December 31, 1999 ........................................   3

                  Consolidated Statements of Operations (unaudited) for the
                  three months ended March 31, 2000 and 1999....................   4

                  Consolidated Statements of Cash Flows (unaudited) for the
                  three months ended March 31, 2000 and 1999....................   5

                  Notes to Consolidated Financial Statements (unaudited) .......   6

         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ....................................  10

         ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ...  14


PART II. OTHER INFORMATION

         ITEM 2.  Changes in Securities and Use of Proceeds ....................  14

         ITEM 6.  Exhibits and Reports on Form 8-K .............................  14

SIGNATURES......................................................................  15

EXHIBIT INDEX ..................................................................  15

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          LIONBRIDGE TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except number of shares)


                                                                                  MARCH 31,  DECEMBER 31,
                                                                                    2000        1999
                                                                                 ----------- ------------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
      Cash and cash equivalents ...............................................   $  7,243    $ 11,537
      Accounts receivable, net of allowances of $719 and $698 at
           March 31, 2000 and December 31, 1999, respectively .................      9,272       8,918
      Work in process .........................................................      5,133       3,705
      Other current assets ....................................................        916         634
                                                                                  --------    --------

           Total current assets ...............................................     22,564      24,794

      Property and equipment, net .............................................      2,377       2,171
      Goodwill and other intangible assets, net ...............................      8,633       8,288
      Other assets ............................................................      1,196         359
                                                                                  --------    --------
           Total assets .......................................................   $ 34,770    $ 35,612
                                                                                  ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Amounts owed to banks ...................................................   $    194    $     --
      Short-term debt .........................................................      7,341       6,593
      Capital lease obligations ...............................................        366         231
      Accounts payable ........................................................      5,501       4,667
      Accrued compensation and benefits .......................................      2,231       2,985
      Accrued outsourcing expenses ............................................      3,031       1,956
      Other accrued expenses ..................................................      2,846       2,505
      Deferred revenue ........................................................      2,159       2,524
                                                                                  --------    --------

           Total current liabilities ..........................................     23,669      21,461
                                                                                  --------    --------

Capital lease obligations .....................................................        584          17
Long-term debt ................................................................      5,981       6,731

Stockholders' equity:
      Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares
           issued and outstanding .............................................         --          --
      Common stock, $0.01 par value; 100,000,000 shares authorized; 16,623,209 and 16,561,705 shares issued and outstanding at March 31, 2000 and
           December 31, 1999, respectively ....................................        166         166
      Additional paid-in capital ..............................................     42,102      42,085
      Accumulated deficit .....................................................    (35,764)    (32,495)
      Deferred compensation ...................................................     (2,576)     (2,837)
      Accumulated other comprehensive income ..................................        608         484
                                                                                  --------    --------

           Total stockholders' equity .........................................      4,536       7,403
                                                                                  --------    --------

           Total liabilities and stockholders' equity .........................   $ 34,770    $ 35,612
                                                                                  ========    ========

                   The accompanying notes are an integral part of the consolidated financial statements.

                          LIONBRIDGE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)


                                                                 Three Months Ended
                                                                      March 31,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
Revenue .....................................................   $ 17,006    $ 11,690
Cost of revenue .............................................     12,013       8,068
                                                                --------    --------
           Gross profit .....................................      4,993       3,622
                                                                --------    --------

Operating expenses:
      Sales and marketing ...................................      1,813       1,172
      General and administrative ............................      4,073       3,233
      Research and development ..............................        625         127
      Amortization of acquisition-related intangible assets..        762         766
      Stock-based compensation ..............................        216          45
                                                                --------    --------
           Total operating expenses .........................      7,489       5,343
                                                                --------    --------

Loss from operations ........................................     (2,496)     (1,721)
Interest expense:
      Interest on outstanding debt ..........................       (341)       (385)
      Accretion of discount on subordinated notes payable ...         --      (1,083)
Other income (expense), net .................................       (228)       (181)
                                                                --------    --------

Loss before income taxes ....................................     (3,065)     (3,370)
Provision for income taxes ..................................        204          45
                                                                --------    --------

Net loss ....................................................     (3,269)     (3,415)
Accrued dividends on preferred stock ........................         --        (265)
                                                                --------    --------

Net loss attributable to common stockholders ................   $ (3,269)   $ (3,680)
                                                                ========    ========


Basic and diluted net loss per share attributable to
  common stockholders .......................................   $  (0.20)   $  (1.76)
Shares used in computing basic and diluted net loss per
  share attributable to common stockholders .................     16,603       2,094


                   The accompanying notes are an integral part of the consolidated financial statements.

                          LIONBRIDGE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in thousands)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ---------------------------
                                                                                       2000               1999
                                                                                     --------           --------
Cash flows from operating activities:
     Net loss......................................................................  $(3,269)           $(3,415)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Amortization of acquisition-related intangible assets....................      762                766
          Compensation expense for stock options granted...........................      216                 45
          Accretion of discount on subordinated notes payable......................       --              1,083
          Depreciation and amortization of property and equipment..................      398                360
          Provision for doubtful accounts..........................................       31                 21
          Foreign currency loss on intercompany transactions.......................      342                305
          Changes in operating assets and liabilities, net of effects of acquisitions:
               Accounts receivable.................................................     (662)               270
               Work in process.....................................................      355               (741)
               Other current assets................................................     (300)              (333)
               Other assets........................................................     (295)               141
               Accounts payable....................................................      925                882
               Accrued compensation and benefits...................................     (754)            (1,310)
               Other accrued expenses..............................................    1,136                688
               Deferred revenue....................................................     (339)              (121)
                                                                                     -------            -------
                    Net cash used in operating activities..........................   (1,454)            (1,359)
                                                                                     -------            -------

Cash flows from investing activities:
     Purchases of property and equipment...........................................     (471)              (250)
     Proceeds from sales of property and equipment under sale
      leaseback arrangements.......................................................      838                 --
     Payments for acquisitions, net of cash acquired...............................   (3,221)            (3,590)
                                                                                     -------            -------
                    Net cash used in investing activities..........................   (2,854)            (3,840)
                                                                                     -------            -------

Cash flows from financing activities:
     Net increase (decrease) in amounts owed to banks..............................      194               (205)
     Net decrease in short-term debt ..............................................       --             (3,500)
     Payments of capital lease obligations.........................................     (126)                --
     Proceeds from issuance of long-term debt......................................       --             12,000
     Proceeds from exercise of stock options.......................................       34                 40
                                                                                     -------            -------
                    Net cash provided by financing activities......................      102              8,335
                                                                                     -------            -------

Net increase (decrease) in cash and cash equivalents...............................   (4,206)             3,136
Effects of exchange rate changes on cash and cash equivalents......................      (88)               (66)
Cash and cash equivalents at beginning of period...................................   11,537                732
                                                                                     -------            -------
Cash and cash equivalents at end of period.........................................  $ 7,243            $ 3,802
                                                                                     =======            =======


                   The accompanying notes are an integral part of the consolidated financial statements.

                          LIONBRIDGE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  FINANCIAL INFORMATION

The accompanying consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, "Lionbridge" or "the Company"). These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 1999 in its Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation.

The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for collectibility of receivables, calculating revenue using the percentage-of-completion method, and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates.


2.  NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted earnings per share since potential common shares from the exercises of stock options and warrants are anti-dilutive for all periods presented. Options to purchase 2,682,318 and 2,387,252 shares of common stock and warrants to purchase 83,334 and 1,616,594 shares of common stock were outstanding as of March 31, 2000 and 1999, respectively, but were not included in the calculation of diluted net loss per share attributable to common stockholders because the effect of their inclusion would have been anti-dilutive.


3.  PURCHASE OF ASSETS

On January 17, 2000, Lionbridge acquired certain assets of the language services operation of Nortel Networks Corporation in Montreal and Ottawa, Canada; Beijing, China; Sao Paulo, Brazil; and Bogota, Colombia for cash of $2,476,000. In connection with the purchase, Nortel Networks awarded a preferred vendor designation to Lionbridge as part of a three-year services agreement, under which Lionbridge will provide a full range of translation and localization services for Nortel. The purchase agreement provides for certain contingent payments to be made by Lionbridge, dependent on the level of revenues generated under the services agreement over the three-year period. The transaction was accounted for using the purchase method of accounting. The purchase price was allocated based on the fair values of the acquired assets and assumed liabilities, as follows:

     Current assets...................................   $1,693,000
     Current liabilities..............................      (57,000)
     Property and equipment...........................      140,000
     Intangible assets................................      500,000
     Goodwill.........................................      200,000
                                                         ----------
                                                         $2,476,000
                                                         ==========

The initial calculation of goodwill did not include any contingent consideration. Future payments, if any, under the contingent payment arrangement will increase goodwill. The initial calculation of goodwill is subject to adjustment until certain additional information on the valuation of intangible assets acquired is finalized. The goodwill and acquired intangible assets are being amortized on a straight-line basis over five years. The results of the operations acquired are included in Lionbridge's financial statements from the date of the asset purchase. Pro forma consolidated results of operations would not differ materially from reported results.


4. BUSINESS ACQUISITIONS

In January 2000, Lionbridge entered into an agreement which was amended and restated in March 2000 to acquire INT'L.com, Inc., a company based in Framingham, Massachusetts, with operations in the United States, France, The Netherlands, Germany and China. The stock-for-stock transaction is intended to be tax-free, accounted for as a pooling of interests. Lionbridge will issue approximately 8,201,082 shares of its common stock in exchange for all of the capital stock, convertible debt and subordinated debt of INT'L.com. Any outstanding options to acquire INT'L.com common stock will be assumed by Lionbridge at the time of the merger and it is estimated that such options will provide the right to purchase approximately 753,926 shares of Lionbridge common stock. The acquisition is expected to be consummated in May 2000.

In March 2000, Lionbridge entered into an agreement to acquire Harvard Translations, Inc., a company based in Cambridge, Massachusetts, with operations in the United States. The stock-for-stock transaction is intended to be tax-free, accounted for as a pooling of interests. Lionbridge will issue approximately 282,000 shares of its common stock in exchange for all the capital stock of Harvard Translations. Any outstanding options to purchase Harvard Translations common stock will be assumed by Lionbridge at the time of the merger and it is estimated that such options will provide the right to purchase approximately 104,000 shares of Lionbridge common stock. The acquisition is expected to be consummated in May 2000.

As of March 31, 2000, Lionbridge had incurred approximately $727,000 of prepaid merger-related expenses relating to the INT'L.com and Harvard Translations acquisitions, primarily consisting of fees for professional advisory services. These expenses are being deferred until consummation of the respective mergers and are included in other long-term assets on the balance sheet at March 31, 2000.

5.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:


                                                             MARCH 31, 2000     DECEMBER 31, 1999
                                                             --------------     -----------------
Computer software and equipment............................   $ 4,756,000         $ 4,360,000
Furniture and office equipment.............................       948,000             857,000
Leasehold improvements.....................................       466,000             431,000
                                                              -----------         -----------
                                                                6,170,000           5,648,000
Less:  accumulated depreciation and amortization...........    (3,793,000)         (3,477,000)
                                                              -----------         -----------
                                                              $ 2,377,000         $ 2,171,000
                                                              ===========         ===========

6.  DEBT

LINE OF CREDIT

Lionbridge has a line of credit arrangement with a commercial bank, which expires on May 20, 2000. Under the amended terms of the agreement, Lionbridge may borrow up to $8,000,000, based on the value of certain eligible current assets worldwide. The interest rate payable on any outstanding borrowings is prime plus 1% per year (10.0% and 9.5% at March 31, 2000 and December 31, 1999, respectively). Borrowings outstanding under the line of credit agreement are collateralized by certain assets of Lionbridge. The amount outstanding on the line of credit at March 31, 2000 and December 31, 1999 was $6,593,000.

The agreement requires Lionbridge to maintain certain financial ratios and restricts the payment of dividends. As of March 31, 2000, Lionbridge was in compliance with the financial covenants as amended by the bank.

SUBORDINATED NOTES

Lionbridge has entered into two subordinated debt agreements pursuant to which 12% senior subordinated notes were issued. The outstanding aggregate principal amount of such notes, together with all accrued and unpaid interest thereon, is required to be repaid upon the earlier of August 25, 2001 or an underwritten public offering by Lionbridge with aggregate proceeds of at least $10,000,000. The notes are subject to certain covenant restrictions and are collateralized by certain assets of Lionbridge. The terms of the subordinated debt agreement prohibits Lionbridge from paying dividends to its stockholders. As of March 31, 2000 and December 31, 1999, $5,981,000 was outstanding under these subordinated notes.

7.  COMPREHENSIVE LOSS

Total comprehensive loss was approximately $3,145,000 and $3,415,000 for the three-month periods ended March 31, 2000 and 1999, respectively, which consists of net loss and the net change in foreign currency translation adjustment. This calculation is in accordance with the requirements of SFAS No. 130, "Reporting Comprehensive Income," and has no impact on the Company's net losses or stockholders' equity.


8.  SEGMENT INFORMATION

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

The table below presents information about the reported net loss of Lionbridge for the three-month periods ended March 31, 2000 and 1999. Asset information by segment is not reported, since such information is not produced internally by Lionbridge.


                                                                                Corporate and
                                          Localization          Testing             Other           Eliminations        Total
                                          ------------         ----------       -------------       ------------      -----------
2000
External revenue.....................     $14,497,000          $2,509,000       $        --                           $17,006,000
                                          ===========          ==========       ===========                           ===========

Inter-segment revenue................     $        --          $   27,000       $        --         $  (27,000)       $        --
                                          ===========          ==========       ===========         ==========        ===========

Net income (loss)....................     $ 1,666,000          $  352,000       $(5,287,000)                          $(3,269,000)
                                          ===========          ==========       ===========                           ===========

1999
External revenue.....................     $10,322,000          $1,368,000       $        --                           $11,690,000
                                          ===========          ==========       ===========                           ===========

Inter-segment revenue................     $        --          $  135,000       $        --         $ (135,000)       $        --
                                          ===========          ==========       ===========         ==========        ===========

Net income (loss) ...................     $    82,000          $   88,000       $(3,585,000)                          $(3,415,000)
                                          ===========          ==========       ===========                           ===========

9.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                                     Three Months Ended March 31,
                                                                    -------------------------------
                                                                       2000               1999
                                                                       ----               ----

Lionbridge purchased all of the outstanding capital stock of
  VeriTest, Inc. for $4,354,000, effective January 11, 1999.
  In conjunction with the acquisition, liabilities were
  assumed as follows:
Fair value of assets acquired and goodwill.......................                       $ 5,035,000
Cash paid for capital stock......................................                        (3,260,000)
Common stock issued..............................................                          (344,000)
Notes issued.....................................................                          (750,000)
                                                                                        -----------
Liabilities assumed..............................................                       $   681,000
                                                                                        ===========

Lionbridge acquired certain assets of the language services
  operation of Nortel Networks Corporation for $2,476,000,
  effective January 17, 2000. In conjunction with the
  purchase, liabilities were assumed as follows:
Fair value of assets acquired and goodwill.......................   $ 2,533,000
Cash paid for assets acquired....................................    (2,476,000)
                                                                    -----------
Liabilities assumed..............................................   $    57,000
                                                                    ===========

Purchases of property and equipment under capital lease
  arrangements...................................................   $   838,000
                                                                    ===========


10. NEW ACCOUNTING PRONOUNCEMENT

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are based on various assumptions by management regarding future circumstances over many of which Lionbridge has little or no control. A number of important factors, including those identified under the caption "Factors That May Affect Future Results" in Lionbridge's Annual Report on Form 10-K (SEC File No. 000-26933) and Registration Statement on Form S-4 (SEC File No. 333-33750) as well as factors discussed elsewhere in this Form 10-Q, could cause Lionbridge's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) changes in the demand for our services; (ii) the delay of one of our clients' product releases or the loss of a major client; (iii) our ability to attract and retain professional staff; (iv) Lionbridge's ability to manage its growth;
(v) our potential liability for defects or errors in the solutions we develop; (vi) our potential failure to keep pace with changing technologies;
(vii) the entry of additional competitors into the marketplace; (viii) market acceptance of new service offerings; (ix) foreign currency fluctuations; (x) political, economic and business fluctuations in international markets; (xi) difficulties Lionbridge may encounter in the integration of INT'L.com and Harvard Translations; (xii) future acquisitions (including the potential diversion of management attention and financial resources and the ability of acquired businesses to achieve satisfactory operating results); and (xiii) downturns in economic conditions generally. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW

GENERAL. Lionbridge is a provider of globalization and multilingual Internet services to industry-leading software publishers, computer hardware manufacturers, and telecommunications companies. Since 1996, we have focused primarily on globalization services, including localization, internationalization, and testing, that enable simultaneous worldwide release and ongoing maintenance of products and product-related technical support, training materials, and sales and marketing information in multiple languages. As product release, technical support, and training have evolved toward a Web-based business model, we are now offering multilingual Internet services.

Lionbridge's revenues are generally derived from fees for services generated on a project-by-project basis. Projects are generally billed on a time and materials basis. Revenue is recognized using the percentage-of-completion method of accounting, based on management's estimate of progress against the project plan. The agreements entered into in connection with projects are generally terminable by clients upon 30 days' prior written notice. If a client terminates an agreement, it is required to pay Lionbridge for time and materials incurred through the termination date. If clients terminate existing projects or if Lionbridge is unable to enter into new engagements, our financial condition and results of operations could be materially and adversely affected.

We have grown our business since inception through a combination of acquisitions, asset purchases and organic growth. These acquisitions and asset purchases through March 31, 2000 resulted in the recognition of approximately $15.7 million of goodwill on our balance sheet. This goodwill is being amortized over five years.

In January 2000, Lionbridge acquired certain assets of the language services operation of Nortel Networks Corporation in Montreal and Ottawa, Canada; Beijing, China; Sao Paulo, Brazil; and Bogota, Colombia for cash of $2.5 million. In connection with the purchase, Nortel Networks awarded a preferred vendor designation to Lionbridge as part of a three-year services agreement, under which Lionbridge will provide a full range of translation and localization services for Nortel. The purchase agreement provides for certain contingent payments to be made by Lionbridge, dependent on the level of revenues generated under the services agreement over the three-year period. Lionbridge recorded $200,000 of goodwill related to this acquisition, not including any additional contingent amounts that may be paid in the future, which is being amortized over five years. The purchase was accounted for using the purchase method of accounting.

In January 2000, Lionbridge entered into an agreement which was amended and restated in March 2000 to acquire INT'L.com, a company based in Framingham, Massachusetts, with operations in the United States, France, The Netherlands, Germany and China. The stock-for-stock transaction is intended to be tax-free, accounted for as a pooling of interests. Lionbridge will issue approximately 8,201,082 shares of our common stock in exchange for all of the capital stock, convertible debt and certain subordinated debt of INT'L.com. Any outstanding options to acquire INT'L.com common stock will be assumed by Lionbridge at the time of the merger and it is estimated that such options will provide the right to purchase approximately 753,926 shares of Lionbridge common stock. The acquisition is expected to be consummated in May 2000.

In March 2000, Lionbridge entered into an agreement to acquire Harvard Translations, Inc., a company based in Cambridge, Massachusetts, with operations in the United States. The stock-for-stock transaction is intended to be tax-free, accounted for as a pooling of interests. Lionbridge will issue approximately 282,000 shares of our common stock in exchange for all the capital stock of Harvard Translations, Inc. Any outstanding options to acquire Harvard Translations common stock will be assumed by Lionbridge at the time of the merger and it is estimated that such options will provide the right to purchase approximately 104,000 shares of Lionbridge common stock. The acquisition is expected to be consummated in May 2000.

NON-CASH CHARGES

DEFERRED COMPENSATION. Lionbridge recorded deferred compensation of approximately $3.8 million in 1999, representing the difference between the exercise price of stock options granted and the fair market value for accounting purposes of the underlying common stock at the date of the grant. The deferred compensation is being amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $946,000 had been amortized and $281,000 had been reversed due to cancellation of the underlying options as of March 31, 2000. The amortization of deferred compensation is recorded as an operating expense. We currently expect to amortize the following remaining amounts of deferred compensation as of March 31, 2000 in the fiscal periods ending:

          December 31, 2000                     $  638,000
          December 31, 2001                        850,000
          December 31, 2002                        850,000
          December 31, 2003                        238,000
                                                ----------
                                                $2,576,000
                                                ==========

ORIGINAL ISSUE DISCOUNT ON SUBORDINATED NOTES. Interest expense for the three months ended March 31, 1999 includes $1.1 million for the accretion of the original issue discount on $12.0 million of subordinated notes issued in that period. This discount represents the $6.0 million value attributable to detachable warrants to purchase 1,533,260 shares of common stock, at an exercise price of $0.015 per share, granted in connection with this debt financing. As we were previously required to repay the subordinated notes in full upon the closing of our initial public offering, we recorded the expense of this discount on a straight-line basis over a six-month period from date of debt issuance to the date by which we expected the initial public offering to occur. Pursuant to an amendment of the debt agreements effective August 19, 1999, Lionbridge was required to redeem only $6.0 million of the subordinated notes upon the closing of the initial public offering.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating data associated with the Company's results of operations.


                                                              PERCENTAGE OF TOTAL REVENUES
                                                              ----------------------------
                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                     ---------
                                                                   2000      1999
                                                                   ----      ----
Revenue .....................................................     100.0%    100.0%
Cost of revenue .............................................      70.6      69.0
                                                                  -----     -----
           Gross profit .....................................      29.4      31.0

Operating expenses:
      Sales and marketing ...................................      10.7      10.0
      General and administrative ............................      23.9      27.6
      Research and development ..............................       3.7       1.1
      Amortization of acquisition-related intangible assets..       4.5       6.6
      Stock-based compensation ..............................       1.3       0.4
                                                                  -----     -----
           Total operating expenses .........................      44.1      45.7

Loss from operations ........................................     (14.7)    (14.7)
Interest expense ............................................      (2.0)    (12.6)
Other income (expense), net .................................      (1.3)     (1.5)
                                                                  -----     -----

Loss before income taxes ....................................     (18.0)    (28.8)
Provision for income taxes ..................................       1.2       0.4
                                                                  -----     -----
Net loss ....................................................     (19.2)%   (29.2)%
                                                                  =====     =====


REVENUE. Revenue for the quarter ended March 31, 2000 was $17.0 million compared to revenue of $11.7 million for the quarter ended March 31, 1999, an increase of $5.3 million or 45.5%. This increase is primarily due to larger project size in the three months ended March 31, 2000 as evidenced by a 49% increase in the average revenue earned from the top fifty customers for the first quarter of 2000 as compared to the first quarter of 1999. In addition, the three-month period ended March 31, 2000 also includes approximately $3.1 million of revenue from our expanded relationship with Nortel.

COST OF REVENUE. Cost of revenue consists primarily of outsourcing expense incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. As a percentage of revenue, cost of revenue remained relatively consistent from period to period.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, and promotional expenses. Sales and marketing costs increased 54.7% to $1.8 million in the first quarter of 2000 from $1.2 million in the first quarter of 1999. This increase was partially attributable to expenses associated with having 8 additional sales personnel employed over the number employed in the first quarter of 1999. Additionally, the cost of marketing programs increased $210,000, largely due to increased expenditures for public relations and other customer-focused activities. As a percentage of revenue, sales and marketing expenses were 10.7% of revenue for the three months ended March 31, 2000, approximately the same level experienced during the first quarter of 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits; facilities costs, including depreciation and amortization; information systems costs; professional fees; travel; and all other site and corporate costs. General and administrative expenses increased 26.0% to $4.1 million for the three months ended March 31, 2000 from $3.2 million for the three months ended March 31, 1999. This increase was principally due to increased headcount in the management and finance groups as well as general corporate expenses. As a percentage of revenue, general and administrative expenses decreased to 23.9% from 27.6% for the three months ended March 31, 2000 and 1999, respectively.

RESEARCH AND DEVELOPMENT. Research and development expenses relate to LIONTRACK -TM-, our proprietary internal workflow system, and include salaries and associated employee benefits, equipment depreciation and third-party contractor expenses. Research and development expense increased 392% to $625,000 for the three months ended March 31, 2000 from $127,000 for the corresponding three months of the preceding year, reflecting the establishment of this unit during the first quarter of 1999.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Amortization of acquisition-related intangible assets consists of amortization of goodwill and other intangible assets resulting from acquired businesses. Amortization expense was $762,000 for the three months ended March 31, 2000, consistent with the $766,000 level of the three months ended March 31, 1999.

INTEREST EXPENSE. Interest expense represents interest payable on debt and, in 1999, the accretion of original issue discount on subordinated notes with detachable warrants. Interest expense decreased to $341,000 for the three months ended March 31, 2000 as compared to $1.5 million for the corresponding three months of the prior year. This decrease is primarily due to the inclusion in the first quarter of 1999 of $1.1 million of accretion on the original issue discount on the subordinated notes with detachable warrants issued that year. The original issue discount was fully amortized in 1999. The remaining expense represents interest incurred on our commercial credit facility as well as the notes issued in connection with the VeriTest purchase in 1999.

OTHER INCOME (EXPENSE), NET. Other income (expense), net consists primarily of foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the local currencies of the countries in which the transactions are recorded. As a percentage of revenue, other income (expense), net was 1.3% for the three months ended March 31, 2000, approximately the same as the 1.5% level during the corresponding three months of 1999.

PROVISION FOR INCOME TAXES. The provision for income taxes in the three-month periods ended March 31, 2000 and 1999 represents taxes generated in foreign jurisdictions for which U.S. tax credit utilization is currently uncertain. No tax benefit was recorded for losses generated during these periods due to the uncertainty of realizing any benefit.


LIQUIDITY AND CAPITAL RESOURCES

We have a commercial credit facility that allows Lionbridge to borrow up to $8.0 million and that expires on May 20, 2000. The facility requires Lionbridge to maintain financial ratios and restricts the payment of dividends. The facility bears interest at the bank's prime rate plus 1%
(10.0% at March 31, 2000) and is collateralized by worldwide accounts receivable and work in process. As of March 31, 2000, $6.6 million was outstanding under the facility. We anticipate that the facility will be renewed at terms substantially similar to those under the present arrangement.

Cash and cash equivalents decreased to $7.2 million at March 31, 2000 from $11.5 million at December 31, 1999. Net cash used in operating activities was $1.5 million and $1.4 million for the three-month periods ended March 31, 2000 and 1999, respectively. This increase was attributable to funding of operating losses resulting from our continued investment in our expanding business. Net cash used in investing activities was $2.9 million for the three months ended March 31, 2000 as compared to $3.8 million for the corresponding period of 1999. Investing activities for these periods were primarily purchases of equipment and the acquisitions of Nortel Network's language services operation in 2000 and VeriTest in 1999, offset by proceeds of $838,000 from the sale of property and equipment under sale-leaseback arrangements. Net cash provided by financing activities was $102,000 and $8.3 million in the first three months of 2000 and 1999, respectively. The primary financing activity was the issuance of the subordinated debt in 1999.

As of March 31, 2000, we had $1.4 million available for borrowing under our bank line of credit. Our future financing requirements will depend upon a number of factors, including our operating performance and increases in operating expenses associated with growth in our business. We anticipate that our present cash position and available financing should provide adequate cash to fund our currently anticipated cash needs through at least the next 12 months. We cannot be assured that additional financing, if needed, will be available to Lionbridge at terms acceptable to us, if at all.

NEW ACCOUNTING PRONOUNCEMENT

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

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

FOREIGN CURRENCY EXCHANGE RATE RISK. The majority of our contracts with clients are denominated in U.S. dollars. However, 62% and 64% of our costs and expenses for the three months ended March 31, 2000 and 1999, respectively, were denominated in foreign currencies. 58% and 52% of our assets were recorded in foreign currencies as of March 31, 2000 and December 31, 1999, respectively. 34% and 29% of our liabilities were recorded in foreign currencies as of March 31, 2000 and December 31, 1999, respectively. Therefore, we are exposed to foreign currency exchange risks. We have not historically tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

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

The aggregate offering price of the initial public offering to the public was approximately $38.0 million, with proceeds to Lionbridge and the selling stockholders, after deduction of underwriting discounts and commissions, of $33.1 million and $2.8 million, respectively. The aggregate amount of expenses incurred by Lionbridge through March 31, 2000, in connection with the issuance and distribution of the shares of common stock offered and sold in the initial public offering was approximately $3.2 million, including approximately $1.9 million in underwriting discounts and commissions and $1.3 million in other expenses. None of the expenses paid by Lionbridge in connection with the initial public offering or the exercise of the overallotment option were paid, directly or indirectly, to directors, officers, persons owning 10% or more of Lionbridge's equity securities, or affiliates of Lionbridge. Prudential Securities Incorporated, U.S. Bancorp Piper Jaffray Inc. and Adams, Harkness & Hill, Inc. acted as underwriters for the initial public offering.

The primary purposes of the initial public offering were to obtain additional capital, create a public market for Lionbridge's common stock, provide liquidity to existing stockholders and optionholders, create a currency for future acquisitions and facilitate future access to public markets. Lionbridge used $16.1 million of the offering proceeds to redeem shares of Series B redeemable preferred stock, $6.0 million to repay subordinated notes, $2.5 million to purchase certain assets of the language services operation of Nortel Networks Corporation, and approximately $1.0 million to purchase fixed assets. Of these previous amounts, Lionbridge paid approximately $15.4 million of the net proceeds of the offering to officers and affiliates of Lionbridge to redeem shares of our Series B redeemable preferred stock and paid $6.0 million to affiliates of Lionbridge to repay the senior subordinated notes held by those affiliates. The remainder of the proceeds are intended to be used for working capital and general corporate purposes.

The terms of our commercial bank credit facility prohibit the payment of cash dividends to us by our European subsidiaries and contain other working capital restrictions. In addition, the terms of our subordinated debt agreements prohibit us from paying any dividends to our stockholders and also contain other working capital restrictions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

Exhibit
Number                  Description

10.1 Loan Document Modification Agreement Number 7 dated as of March 20, 2000 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge and Silicon Valley Bank (filed as
                        Exhibit 10.49 to the Registration Statement on Form S-4, File No. 333-33750, and incorporated by reference herein).

10.2 Amended and Restated Promissory Note dated as of March 20, 2000 payable to Silicon Valley Bank (filed as Exhibit 10.50 to the Registration Statement on Form S-4, File No. 333-33750, and incorporated by reference herein).

10.3 Employment Agreement dated March 29, 2000 between Lionbridge and Roger O. Jeanty (filed as Exhibit
                        10.51 to the Registration Statement on Form S-4, File No. 333-33750, and incorporated by reference herein).

10.4 Non-Competition Agreement dated March 28, 2000 between Lionbridge and Roger O. Jeanty (filed as
                        Exhibit 10.52 to the Registration Statement on Form S-4, File No. 333-33750, and incorporated by reference herein).

10.5 Amended and Restated Agreement and Plan of Reorganization dated March 30, 2000 by and among Lionbridge, LTI Acquisition Corp. and INT'L.com, Inc. (filed as Exhibit 10.53 to the Registration Statement on Form S-4, File No. 333-33750, and incorporated by reference herein).

10.6 Agreement and Plan of Reorganization dated March 30, 2000 by and among Lionbridge, HT Acquisition Corp. and Harvard Translations, Inc. (filed as Exhibit
                        10.54 to the Registration Statement on Form S-4, File No. 333-33750, and incorporated by reference herein).

27.1                    Financial Data Schedule.


(b)      REPORTS ON FORM 8-K.

There were no reports on Form 8-K filed by Lionbridge for the quarter ended March 31, 2000.

                          LIONBRIDGE TECHNOLOGIES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LIONBRIDGE TECHNOLOGIES, INC.



Dated:  May 12, 2000                       By:  /s/ Stephen J. Lifshatz
                                           -----------------------------------
                                           Stephen J. Lifshatz
                                           Senior Vice President, Chief
                                           Financial Officer (Duly Authorized
                                           Officer and Principal Financial
                                           Officer)




EXHIBIT INDEX


Exhibit
Number                  Description

10.1 Loan Document Modification Agreement Number 7 dated as of March 20, 2000 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge and Silicon Valley Bank (filed as
                        Exhibit 10.49 to the Registration Statement on Form S-4, File No. 333-33750, and incorporated by reference herein).

10.2 Amended and Restated Promissory Note dated as of March 20, 2000 payable to Silicon Valley Bank (filed as Exhibit 10.50 to the Registration Statement on Form S-4, File No. 333-33750, and incorporated by reference herein).

10.3 Employment Agreement dated March 29, 2000 between Lionbridge and Roger O. Jeanty (filed as Exhibit
                        10.51 to the Registration Statement on Form S-4, File No. 333-33750, and incorporated by reference herein).

10.4 Non-Competition Agreement dated March 28, 2000 between Lionbridge and Roger O. Jeanty (filed as
                        Exhibit 10.52 to the Registration Statement on Form S-4, File No. 333-33750, and incorporated by reference herein).

10.5 Amended and Restated Agreement and Plan of Reorganization dated March 30, 2000 by and among Lionbridge, LTI Acquisition Corp. and INT'L.com, Inc. (filed as Exhibit 10.53 to the Registration Statement on Form S-4, File No. 333-33750, and incorporated by reference herein).

10.6 Agreement and Plan of Reorganization dated March 30, 2000 by and among Lionbridge, HT Acquisition Corp. and Harvard Translations, Inc. (filed as Exhibit
                        10.54 to the Registration Statement on Form S-4, File No. 333-33750, and incorporated by reference herein).

27.1                    Financial Data Schedule.