Form 10-Q
period 2000-06-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2000-08-11
CIK 1058299

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of July 31, 2000 was 27,314,534.

===============================================================================

                          LIONBRIDGE TECHNOLOGIES, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                                                                                                              PAGE
PART I:    FINANCIAL INFORMATION

           ITEM 1.    Consolidated Financial Statements:

                      Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
                      December 31, 1999 ............................................................            3

                      Consolidated Statements of Operations (unaudited) for the three months and six
                      months ended June 30, 2000 and 1999............................................           4

                      Consolidated Statements of Cash Flows (unaudited) for the six months ended June
                      30, 2000 and 1999..............................................................           5

                      Notes to Consolidated Financial Statements (unaudited).........................           6

           ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                      Operation......................................................................          13

           ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.....................          19


PART II.   OTHER INFORMATION

           ITEM 2.    Changes in Securities and Use of Proceeds......................................          21

           ITEM 4.    Submission of Matters to a Vote of Security Holders............................          22

           ITEM 6.    Exhibits and Reports on Form 8-K...............................................          22

SIGNATURE ...........................................................................................          23

EXHIBIT INDEX .......................................................................................          23


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          LIONBRIDGE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except number of shares)


                                                                       JUNE 30,   DECEMBER 31,
                                                                        2000         1999
                                                                    ------------- ------------
                                                                     (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                        $ 21,533    $ 12,350
     Accounts receivable, net of allowances of $1,175 and $1,122 at
         June 30, 2000 and December 31, 1999, respectively              17,726      15,063
     Work in process                                                     6,970       5,119
     Other current assets                                                1,550       1,410
                                                                    ------------- ------------
         Total current assets                                           47,779      33,942

     Property and equipment, net                                         4,965       6,388
     Goodwill and other intangible assets, net                          17,439      19,948
     Other assets                                                        1,104         417
                                                                    ------------- ------------
         Total assets                                                 $ 71,287    $ 60,695
                                                                    ============= ============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
    STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Short-term debt and current portion of long-term debt            $ 12,267    $  9,636
     Current portion of capital lease obligations                          639         959
     Accounts payable                                                    7,783       9,621
     Accrued compensation and benefits                                   3,678       4,798
     Accrued outsourcing                                                 4,455       2,664
     Other accrued expenses                                              5,202       4,081
     Deferred revenue                                                    5,017       3,619
     Deferred income taxes                                                 224         224
                                                                    ------------- ------------
         Total current liabilities                                      39,265      35,602
                                                                    ------------- ------------

Long-term debt, less current portion                                    12,731      15,472
Capital lease obligations, less current portion                            897         307
Other long-term liabilities                                                470         269

Redeemable preferred stock                                                --        19,787

Stockholders' equity (deficit):
     Preferred stock, $0.01 par value; 5,000,000 shares authorized;
         no shares issued and outstanding                                 --          --
     Common stock, $0.01 par value; 100,000,000 shares authorized;
         27,097,213 and 21,323,790 shares issued and outstanding at
         June 30, 2000 and December 31, 1999, respectively                 272         213
     Additional paid-in capital                                         91,080      47,239
     Accumulated deficit                                               (71,370)    (55,476)
     Deferred compensation                                              (2,307)     (2,837)
     Subscriptions receivable                                             (101)       (152)
     Treasury stock, at cost                                              (167)       (167)
     Accumulated other comprehensive income                                517         438
                                                                    ------------- ------------

         Total stockholders' equity (deficit)                           17,924     (10,742)
                                                                    ------------- ------------

         Total liabilities, redeemable preferred stock and
              stockholders' equity (deficit)                          $ 71,287    $ 60,695
                                                                    ============= ============


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                          LIONBRIDGE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)


                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 JUNE 30,               JUNE 30,
                                                            2000        1999        2000        1999
                                                          ---------------------   --------------------
Revenue                                                   $ 28,888    $ 23,072    $ 57,084    $ 41,328
Cost of revenue                                             17,649      16,314      37,241      29,087
                                                          ---------   ---------   ---------   ---------
         Gross profit                                       11,239       6,758      19,843      12,241

Operating expenses:
     Sales and marketing                                     2,779       2,610       5,688       4,610
     General and administrative                              8,074       7,958      16,052      13,663
     Research and development                                  511         470       1,263         576
     Amortization of acquisition-related
         intangible assets                                   1,580       1,670       3,185       2,592
     Merger, restructuring and other
         charges                                             3,541         747       3,541         747
     Acquired in-process research and
         development                                          --           300        --           300
     Stock-based compensation                                  212         187         428         232
                                                          ---------   ---------   ---------   ---------
         Total operating expenses                           16,697      13,942      30,157      22,720

Loss from operations                                        (5,458)     (7,184)    (10,314)    (10,479)
Interest expense:
     Interest on outstanding debt                             (607)       (693)     (1,152)     (1,171)
     Accretion of discount on debt                             (79)     (3,016)       (212)     (4,099)
Other income (expense), net                                   (123)        (85)       (361)       (319)
                                                          ---------   ---------   ---------   ---------

Loss before income taxes                                    (6,267)    (10,978)    (12,039)    (16,068)
Provision for (benefit from) income taxes                       75      (1,021)        278      (1,234)
                                                          ---------   ---------   ---------   ---------

Net loss                                                    (6,342)     (9,957)    (12,317)    (14,834)
Accrued dividends on preferred stock                        (1,300)       (770)     (3,574)     (1,159)
                                                          ---------   ---------   ---------   ---------

Net loss attributable to common
     stockholders                                         $ (7,642)   $(10,727)   $(15,891)   $(15,993)
                                                          =========   =========   =========   =========

Basic and diluted net loss per share
     attributable to common stockholders                  $  (0.33)   $  (1.57)   $  (0.71)   $  (2.76)
Shares used in computing basic and diluted
     net loss per share attributable to
     common stockholders                                    23,236       6,831      22,286       5,801


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                          LIONBRIDGE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in thousands)


                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                             2000        1999
                                                                          ---------------------
Cash flows from operating activities:
     Net loss                                                             $(12,317)   $(14,834)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Amortization of acquisition-related intangible assets               3,185       2,592
         Stock-based compensation                                              428         232
         Accretion of discount on debt                                         212       4,099
         Impairment of long-lived assets                                       831        --
         Acquired in-process research and development                         --           300
         Depreciation and amortization of property and equipment             1,811       1,231
         Provision for doubtful accounts                                       141         482
         Foreign currency loss on intercompany balances                        174         555
         Changes in operating assets and liabilities, net of effects of acquisitions:
              Accounts receivable                                           (3,095)     (2,832)
              Work in process                                                  (93)        (47)
              Other current assets                                            (227)       (331)
              Other assets                                                     395          67
              Accounts payable                                              (1,715)        197
              Accrued compensation and benefits                             (1,120)        499
              Other accrued expenses                                         2,679       1,905
              Deferred revenue                                               1,647         414
                                                                           ---------  ---------
                  Net cash used in operating activities                     (7,064)     (5,471)
                                                                           ---------  ---------

Cash flows from investing activities:
     Purchases of property and equipment                                    (1,177)     (1,739)
     Payments for businesses acquired, net of cash acquired                 (2,876)     (3,726)
     Maturities of marketable securities                                      --         1,884
     Proceeds from sales of property and equipment under sale
         leaseback arrangements                                                973        --
                                                                           ---------  ---------
                  Net cash used in investing activities                     (3,080)     (3,581)
                                                                           ---------  ---------
Cash flows from financing activities:
     Net decrease in amounts owed to banks                                    --          (178)
     Net increase (decrease) in short-term debt                              6,913      (2,000)
     Proceeds from issuance of long-term debt and warrants                    --        12,000
     Proceeds from issuance of common stock                                 12,750        --
     Proceeds from issuance of common stock under option
          and employee stock purchase plans                                    354          75
     Payments of capital lease obligations                                    (608)        (78)
     Collection of subscriptions receivable                                     51         146
                                                                           ---------  ---------
                  Net cash provided by financing activities                 19,460       9,965
                                                                           ---------  ---------

Net increase in cash and cash equivalents                                    9,316         913
Effects of exchange rate changes on cash and cash equivalents                 (133)       (276)

Cash and cash equivalents at beginning of period                            12,350       1,199
                                                                           ---------  ---------
Cash and cash equivalents at end of period                                $ 21,533    $  1,836
                                                                           =========  =========


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

         These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K/A filed on July 31, 2000. As described more fully in Note 2, on May 18, 2000, Lionbridge acquired Harvard Translations, Inc. ("HT") by means of a merger. In addition, as more fully described in Note 2, on May 22, 2000, Lionbridge acquired INT'L.com, Inc. ("INT'L.com") by means of a merger. These transactions are referred to herein as the "mergers." The consolidated financial statements presented herein have been prepared following the pooling-of-interests method of accounting for the mergers with HT and INT'L.com and, therefore, reflect the combined financial position, operating results and cash flows of Lionbridge, HT and INT'L.com as if they had been combined for all periods presented.

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

2.  MERGERS

         On May 18, 2000, Lionbridge acquired HT, a company based in Massachusetts, by means of a merger. Upon the effective date of the merger, each outstanding share of HT common stock was converted into the right to receive 3.8864 shares of Lionbridge common stock. In addition, long-term debt of HT payable to its former sole stockholder in the amount of $203,000 and all accrued interest thereon was paid in full by the issuance of 13,820 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 285,865 shares of common stock. Upon the completion of the acquisition, all outstanding options to purchase common stock of HT were assumed by Lionbridge and converted into options to purchase common stock of Lionbridge under similar terms. The transaction was accounted for using the pooling-of-interests method of accounting, and the results of HT have been included in the accompanying consolidated financial statements for all periods presented.

         On May 22, 2000, Lionbridge acquired INT'L.com, a company based in Massachusetts, by means of a merger. Upon the effective date of the merger, (i) each outstanding share of INT'L.com Series A common stock, Series B common stock, Series A preferred stock and Series B preferred stock was converted into the right to receive 0.7567 shares of Lionbridge common stock, (ii) each outstanding share of INT'L.com Series C preferred stock was converted into the right to receive 5.4590 shares of Lionbridge common stock, (iii) each outstanding share of INT'L.com Series D preferred stock was converted into the right to receive 0.5472 shares of Lionbridge common stock, (iv) the $2,000,000 of INT'L.com convertible debt and all accrued interest thereon was paid in full and cancelled in exchange for 109,158 shares of Lionbridge common stock, and (v) the $5,000,000 of INT'L.com subordinated debt and all accrued interest thereon was paid in full and cancelled in exchange for 258,360 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 8,302,960 shares of common stock. Upon the completion of the acquisition, all outstanding options to purchase common stock of INT'L.com were assumed by Lionbridge and converted into options to purchase common stock of Lionbridge under similar terms. The transaction was accounted for using the pooling-of-interests method of accounting, and the results of INT'L.com have been included in the accompanying consolidated financial statements for all periods presented.

         Combined and separate results of Lionbridge, HT and INT'L.com for the three months ended March 31, 2000 were as follows:


                                        LIONBRIDGE           HT         INT'L.COM       COMBINED
                                       -------------   ------------   -------------   -------------
      Revenue                          $ 17,006,000    $  1,366,000   $  9,824,000    $ 28,196,000
      Net income (loss)                  (3,269,000)         62,000     (2,768,000)     (5,975,000)


3.  PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consists of the following:


                                                       June 30,     December 31,
                                                        2000            1999
                                                   ------------    ------------
Computer software and equipment                    $  9,832,000    $ 10,206,000
Furniture and office equipment                        2,681,000       2,501,000
Leasehold improvements                                1,046,000         965,000
                                                   ------------    ------------
                                                     13,559,000      13,672,000
Less:  Accumulated depreciation and amortization     (8,594,000)     (7,284,000)
                                                   ------------    ------------

                                                   $  4,965,000    $  6,388,000
                                                   ============    ============


4.  PURCHASE OF ASSETS

         On January 17, 2000, Lionbridge acquired certain assets of the language services operation of Nortel Networks Corporation in Montreal and Ottawa, Canada; Beijing, China; Sao Paulo, Brazil; Sunrise, Florida; and Bogota, Colombia for cash of $2,476,000. In connection with the purchase, Nortel Networks awarded a preferred vendor designation to Lionbridge as a part of a three-year services agreement, under which Lionbridge will provide a full range of translation and localization services for Nortel. The purchase agreement provides for certain contingent payments to be made by Lionbridge, dependent on the level of revenues generated under the services agreement over the three-year period. The transaction was accounted for using the purchase method of accounting. The purchase price was allocated based on the fair values of the acquired assets and liabilities assumed, as follows:

Current assets                                               $1,693,000
Current liabilities                                             (57,000)
Property and equipment                                          140,000
Intangible assets                                               500,000
Goodwill                                                        200,000
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

5.  DEBT

         Debt consists of the following:


                                                                  June 30,    December 31,
                                                                   2000           1999
                                                                -----------   ------------
Lines of credit                                                 $11,517,000   $ 9,636,000
Notes payable to stockholders                                     7,500,000     7,703,000
Subordinated debt                                                 5,981,000     5,981,000
Convertible promissory notes to stockholders, net of discount            --     1,788,000
                                                                -----------   ------------
Total debt                                                       24,998,000    25,108,000

Less current portion                                            (12,267,000)   (9,636,000)
                                                                -----------   ------------
Long-term debt, less current portion                            $12,731,000   $15,472,000
                                                                ===========   ============


LINE OF CREDIT

         On September 26, 1997, Lionbridge entered into a line of credit agreement with a commercial bank, which expires on August 20, 2000. Under the amended terms of the agreement, Lionbridge may borrow up to $8,000,000, based on the value of certain eligible current assets worldwide. The interest rate payable on any outstanding borrowings is prime plus 1% per year (10.5% and 9.5% at June 30, 2000 and December 31, 1999, respectively). Borrowings outstanding under the line of credit agreement are collateralized by certain assets of Lionbridge. The amounts outstanding on the line of credit at June 30, 2000 and December 31, 1999 were $7,341,000 and $6,593,000, respectively.
The agreement requires Lionbridge to maintain certain financial ratios and restricts the payment of dividends. As of June 30, 2000, Lionbridge was in compliance with the required financial covenants. In conjunction with the line of credit, Lionbridge issued a warrant for the purchase of 83,334 shares of common stock at an exercise price of $2.40 per share. The value ascribed to this warrant was immaterial. This warrant was exercised in full in May 2000.

         On April 23, 1999, Lionbridge's wholly owned subsidiary, INT'L.com, entered into a line of credit agreement with a commercial bank which expires in January 2001. Under the amended terms of the agreement, INT'L.com may borrow up to $5,000,000, based on the value of certain eligible current assets worldwide at an interest rate of prime plus 2.5% (12.0% and 10.5% at June 30, 2000 and December 31, 1999, respectively). Borrowings outstanding under the line of credit agreement are collateralized by substantially all assets of INT'L.com. The amounts outstanding on the line of credit at June 30, 2000 and December 31, 1999 were $4,126,000 and $2,993,000, respectively. During the term of the agreement, INT'L.com must maintain certain financial covenants, including minimum levels of current assets, tangible net worth and quarterly revenue. At June 30, 2000, INT'L.com was in compliance with the covenants.

         On December 4, 1997, Lionbridge's wholly owned subsidiary, HT, entered into a line of credit agreement with a bank under which HT could borrow up to $350,000. The interest rate payable on any outstanding borrowings was prime (9.5% and 8.5% at June 30, 2000 and December 31, 1999, respectively). Borrowings outstanding under the line of credit agreement were collateralized by substantially all assets of HT and were personally guaranteed by a former stockholder of HT. The amount outstanding on the line of credit at June 30, 2000 and December 31, 1999 was $50,000. The line of credit and all accrued interest thereon on was paid in full in July 2000, and the line of credit arrangement was terminated.

NOTES PAYABLE TO STOCKHOLDERS

         On August 13, 1998, as part of a cash and stock dividend to the INT'L.com stockholders on record as of that date, promissory notes to stockholders in the aggregate amount of $3,500,000 were issued. The notes bear interest at 6% per year for the first year of the term of the notes, and the interest rate increases by 1% for each successive year of the term of the notes. One half of the interest accruing in each semi-annual period is payable semi-annually on January 1 and June 30 during the term of the notes and the remaining interest is payable upon the maturity of the notes. The principal amount of the notes, together with any accrued but unpaid interest is payable in April 2005.

         On January 11, 1999, Lionbridge entered into two substantially identical promissory note agreements with the former owners of VeriTest, Inc. in connection with the acquisition of this business. The notes are for an aggregate amount of $750,000 and are payable in one installment on January 11, 2001. Interest on the notes is due annually at a rate of 8%.

         On April 9, 1999, Lionbridge's wholly owned subsidiary, INT'L.com, assumed International Language Engineering Corporation's ("ILE") obligation under a promissory note to a former ILE stockholder in the amount of $3,250,000 as part of the acquisition of ILE. The promissory note accrues interest at 8.5% per year and matures June 27, 2002. The promissory note is subordinate to all indebtedness owed by INT'L.com to any bank, pension fund, insurance fund or other financial institutions.

         In 1997, HT issued a note payable to a stockholder representing unsecured cash advances from the stockholder. The principal balance was due in July 2001. The note bore interest at 8.5% which was paid monthly. The outstanding balance on May 18, 2000 of $203,000 and all accrued interest thereon was paid in full upon the closing of the merger as described in Note 2.

SUBORDINATED DEBT

         Lionbridge has entered into two subordinated debt agreements pursuant to which 12% senior subordinated notes were issued. The outstanding aggregate principal amount of such notes, together with all accrued and unpaid interest thereon, is required to be repaid upon the earlier of August 25, 2001 or an underwritten public offering by Lionbridge with aggregate proceeds of at least $10,000,000. The notes are subject to certain covenant restrictions and are collateralized by certain assets of Lionbridge. The terms of the subordinated debt agreement prohibit Lionbridge from paying dividends to its stockholders. As of June 30, 2000 and December 31, 1999, $5,981,000 was outstanding under these subordinated notes.

         In January, March and April 2000, Lionbridge's wholly owned subsidiary, INT'L.com, received $2,000,000, $1,000,000 and $2,000,000, respectively, from the issuance of subordinated promissory notes to existing investors. The notes accrued interest at 8.5% per annum and matured one year from the date of issuance. The notes were subordinate to the INT'L.com line of credit described above. The notes and all accrued interest thereon were paid in full upon the closing of the merger as described in Note 2.

CONVERTIBLE PROMISSORY NOTES TO STOCKHOLDERS

         In August 1999, Lionbridge's wholly owned subsidiary, INT'L.com, received $2,000,000 through the issuance of convertible promissory notes to existing investors. The convertible notes accrued interest at 10% per annum and matured in August 2001. The convertible promissory notes were subordinate to the INT'L.com line of credit described above. The outstanding principal and accrued interest were convertible at the option of the lenders into shares of INT'L.com equity securities. The notes and all accrued interest thereon were paid in full upon the closing of the merger as described in Note
2. As additional consideration to the investors, INT'L.com issued warrants to purchase 56,753 shares of its common stock at an exercise price of $1.45 per share. The warrants were exercised in full in May 2000. Due to the issuance of these warrants, the convertible promissory notes were presented on the consolidated balance sheet at December 31, 1999 at a discount, which was being amortized over the terms of the notes as additional interest expense.

6.  CAPITAL STOCK

REDEEMABLE PREFERRED STOCK

         Redeemable preferred stock consists of the following:


                                                                                     June 30,         December 31,
                                                                                       2000               1999
                                                                                     --------         ------------
     Series A convertible preferred stock; 0 and 18,138,361 shares authorized at
         June 30, 2000 and December 31, 1999, respectively; 0 and 867,047 shares issued and outstanding at June 30, 2000 and December 31, 1999,
         respectively                                                                    ---             1,811,000
     Series B redeemable preferred stock, 0 and 3,500,000 shares authorized at
         June 30, 2000 and December 31, 1999, respectively; 0 and 2,621,477 shares issued and outstanding at June 30, 2000 and December 31, 1999,
         respectively                                                                    ---            10,586,000
     Series C redeemable preferred stock, 0 and 5,000 shares
         authorized at June 30, 2000 and December 31, 1999,
         respectively; 0 and 5,000 shares issued and outstanding at                      ---               537,000
         June 30, 2000 and December 31, 1999
     Series D redeemable preferred stock; 0 and 1,100,000 shares authorized at
         June 30, 2000 and December 31, 1999, respectively; 0 and 936,991 shares issued and outstanding at June 30, 2000 and December 31, 1999,
         respectively                                                                    ---             6,853,000
                                                                                    --------           -----------
                                                                                        $---           $19,787,000
                                                                                    ========           ===========


WARRANT EXERCISES

         In connection with the August 1998 acquisition of Direct Language Communications, Inc. ("DLC") by Lionbridge's wholly owned subsidiary, INT'L.com, warrants to purchase shares of DLC common stock were exchanged for warrants to purchase 206,998 shares of the Company's common stock under similar terms. Warrants to purchase 10,170 shares of common stock were issued with an exercise price of $4.92 per share. Additionally, warrants to purchase 196,828 shares of common stock were issued with an exercise price of $1.43 per share. All of these warrants were exercised in full in May 2000.

7.  COMPREHENSIVE LOSS

         Total comprehensive loss was approximately $6,421,000 and $9,957,000 for the three-month periods ended June 30, 2000 and 1999, respectively, and $12,238,000 and $14,859,000 for the six-month periods ended June 30, 2000 and 1999, respectively, which consists of net loss and the net change in foreign currency translation adjustment. This calculation is in accordance with the requirements of Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income," and has no impact on the Company's net losses or stockholders' equity (deficit).

8.  NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

         Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic net loss attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted earnings per share since potential common shares from the conversion of preferred stock and exercises of stock options and warrants are anti-dilutive for all periods presented.

9.  MERGER, RESTRUCTURING AND OTHER CHARGES

         The following table summarizes activity with respect to merger, restructuring and other charges:


                                                              Three and Six        Three and Six
                                                            Months Ended June     Months Ended June
                                                                30, 2000              30, 1999
                                                             ----------------      ---------------
Merger costs                                                   $2,323,000            $     --
Restructuring charges                                             387,000             747,000
Impairment of long-lived assets                                   831,000                  --
                                                             ----------------      ---------------
                                                               $3,541,000            $747,000
                                                             ================      ===============


         Merger costs for the three and six months ended June 30, 2000 consist of fees for investment banking, legal and accounting services and other direct costs incurred as of the end of the period in connection with Lionbridge's mergers with HT and INT'L.com.

         Restructuring charges for the three months ended June 30, 2000 consist of costs of closing facilities in the United States, France and The Netherlands as a result of the merger with INT'L.com. Such charges consist principally of accruals for lease payments on vacant office space.

         Restructuring charges for the three months ended June 30, 1999 relate to workforce reductions in United States operating sites, consisting of 36 technical staff, 14 administrative staff and four sales staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. At June 30, 2000, no amounts remained in other accrued expenses in relation to these charges, none of these employees remained with Lionbridge, and management does not anticipate any future expenditures related to these actions.

         Impairment charges for long-lived assets for the three and six months ended June 30, 2000 relate to the write-off of property and equipment, primarily consisting of previously capitalized licenses for software, that was abandoned as a result of Lionbridge's merger with INT'L.com.

         At June 30, 2000, accruals totaling $328,000 related to merger costs and $293,000 related to restructuring charges remained on the consolidated balance sheet in other accrued expenses. Lionbridge currently anticipates that this balance will be utilized by December 31, 2000 except for certain long-term contractual obligations.

10.  SEGMENT INFORMATION

         Lionbridge has determined that its operating segments are those that are based on its method of internal reporting, which separately presents its business by the geographic site in which services are performed. Lionbridge has combined those segments which meet the aggregation criteria of Statement of Financial Accounting Standards No. 131 in determining its reportable segments.

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

         The table below presents information about the reported net loss of Lionbridge for the three- and six-month periods ended June 30, 2000 and 1999. Asset information by segment is not reported, since such information is not produced internally by Lionbridge.


                                  Three Months Ended              Six Months Ended
                                        June 30,                      June 30,
                            -----------------------------   ----------------------------
                                 2000            1999           2000            1999
                            ------------    -------------   ------------    ------------
External revenue:
      Localization          $ 26,004,000    $ 21,995,000    $ 51,864,000    $ 38,748,000
      Testing                  2,884,000       1,077,000       5,220,000       2,580,000
      Corporate and other           --              --              --              --
                            ------------    -------------   ------------    ------------
      Total                 $ 28,888,000    $ 23,072,000    $ 57,084,000    $ 41,328,000
                            ============    =============   ============    ============

Inter-segment revenue:
      Localization          $       --      $       --      $       --      $       --
      Testing                       --            25,000          27,000         160,000
      Corporate and other           --              --              --              --
      Eliminations                  --           (25,000)        (27,000)       (160,000)
                            ------------    -------------   ------------    ------------
      Total                 $       --      $       --      $       --      $       --
                            ============    =============   ============    ============

Net income (loss):
      Localization          $    391,000    $ (1,790,000)   $    262,000    $ (2,601,000)
      Testing                    169,000        (266,000)        521,000        (178,000)
      Corporate and other     (6,902,000)     (7,901,000)    (13,100,000)    (12,055,000)
                            ------------    -------------   ------------    ------------
      Total                 $ (6,342,000)   $ (9,957,000)   $(12,317,000)   $(14,834,000)
                            ============    =============   ============    ============


11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                       2000               1999
                                                                                     ------------      ----------
Noncash investing and financing activities:
  Issuance of warrants for common stock in connection with
     debt..........................................................                                    $5,967,000
                                                                                                       ==========
Lionbridge acquired certain assets of the language services operation of
  Nortel Networks Corporation for $2,476,000, effective January 17, 2000. In conjunction with the purchase, liabilities were assumed as follows:
      Fair value of assets acquired and goodwill...................                 $ 2,533,000
      Cash paid for assets acquired................................                  (2,476,000)
                                                                                    ------------
         Liabilities assumed.......................................                    $ 57,000
                                                                                    ============
Lionbridge, or a wholly owned subsidiary of Lionbridge,
  purchased all of the outstanding capital stock of
  VeriTest, Inc. and International Language Engineering
  Corporation for $13,591,000 in the six months ended June
  30, 1999.  In conjunction with the acquisition,
  liabilities were assumed as follows:
     Fair value of assets acquired and goodwill....................                                    $21,990,000
     Cash paid for capital stock...................................                                     (3,260,000)
     Common stock issued...........................................                                     (3,751,000)
     Series D redeemable preferred stock issued....................                                     (5,830,000)
     Notes issued..................................................                                       (750,000)
                                                                                                       ------------
        Liabilities assumed........................................                                    $ 8,399,000
                                                                                                       ============


Purchases of property and equipment under capital lease
  arrangements.....................................................                 $1,023,000
                                                                                    ==========


12.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended on July 7, 1999 by the issuance of SFAS No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for the Company, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company believes that its current revenue recognition policy complies with the Commission's guidelines. SAB 101 becomes effective in the fourth quarter of 2000.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are based on various assumptions by management regarding future circumstances over many of which Lionbridge has little or no control. A number of important factors, including those identified under the caption "Factors That May Affect Future Results" in Lionbridge's Current Report on Form 8-K/A, filed on July 31, 2000 (SEC File No. 000-26933) as well as factors discussed elsewhere in this Form 10-Q could cause Lionbridge's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) changes in the demand for our services; (ii) the delay of one of our clients' product releases or the loss of a major client; (iii) our ability to attract and retain professional staff; (iv) Lionbridge's ability to manage its growth; (v) our potential liability for defects or errors in the solutions we develop; (vi) our potential failure to keep pace with changing technologies; (vii) the entry of additional competitors into the marketplace; (viii) market acceptance of new service offerings; (ix) foreign currency fluctuations; (x) political, economic and business fluctuations in international markets; (xi) difficulties Lionbridge may encounter in the integration of Harvard Translations and INT'L.com; (xii) future acquisitions (including the potential diversion of management attention and financial resources and the ability of acquired businesses to achieve satisfactory operating results); and (xiii) downturns in economic conditions generally. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

INTRODUCTION

Lionbridge provides globalization and multilingual Internet solutions to established multinational and emerging companies. Founded in 1996, Lionbridge has customers in industries such as software, computer hardware, telecommunications, financial services and life sciences.

Lionbridge's solutions comprise both services and the integration of third-party and proprietary technology. The services span an integrated value chain that includes: globalization consulting, product localization and internationalization services, multilingual web content management, functional and internationalization testing, logo certification testing, and specialized translation and publishing services for the financial service and life science industries. The technologies are used to automate repeatable processes and to connect directly to client content platforms. We manage some of our services under the brands of VeriTest (functional and logo certification testing), Harvard Translations (specialty translation and print/web publishing services for the financial services and life science industries) and ChinaConnect (web integration services for the Chinese-speaking market).

Lionbridge's revenues are derived from both project-by-project fees and long-term volume contracts. Projects are generally billed on a time and expense basis; long-term engagements are billed on the basis of minimum volume commitments. Revenue is recognized using the percentage-of-completion method of accounting, based on management's estimate of progress against the project plan. The agreements entered into in connection with projects are generally terminable by clients upon 30 days' prior written notice. If a client terminates an agreement, it is required to pay Lionbridge for time and expenses incurred through the termination date. If clients terminate existing projects or if Lionbridge is unable to enter into new engagements, our financial condition and results of operations could be materially and adversely affected.

Lionbridge has experienced operating losses, as well as net losses, for each year of our operations and, as of June 30, 2000, had an accumulated deficit of $71.4 million.

ACQUISITIONS

We have grown our business since inception through a combination of acquisitions and organic growth. Such acquisitions through June 30, 2000 have resulted in the recognition of approximately $26.7 million of goodwill and other intangible assets on our balance sheet which is being amortized over five years.

In January 2000, Lionbridge acquired certain assets of the language services operation of Nortel Networks Corporation in Montreal and Ottawa, Canada; Beijing, China; Sao Paulo, Brazil; Sunrise, Florida; and Bogota, Colombia for cash of $2.5 million. In connection with the purchase, Nortel Networks awarded a preferred vendor designation to Lionbridge as part of a three-year services agreement, under which Lionbridge will provide a full range of translation and localization services for Nortel. The purchase agreement provides for certain contingent payments to be made by Lionbridge, dependent upon the level of revenues generated under the services agreement over the three-year period. Lionbridge recorded $200,000 of goodwill related to this acquisition, not including any additional amounts that may be paid in the future, which is being amortized over five years. The purchase was accounted for using the purchase method of accounting.

In May 2000, Lionbridge acquired Harvard Translations, Inc. ("HT"), a company based in Massachusetts, by means of a merger. Upon the effective date of the merger, each outstanding share of HT common stock was converted into the right to receive 3.8864 shares of Lionbridge common stock. In addition, long-term debt of HT payable to its former sole stockholder in the amount of $202,844 and all accrued interest thereon was paid in full by the issuance of 13,820 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 285,865 shares of Lionbridge common stock. Upon the completion of the acquisition, all outstanding options to purchase common stock of HT were assumed by Lionbridge and converted into options to purchase common stock of Lionbridge under similar terms. The transaction was accounted for using the pooling-of-interests method of accounting.

In May 2000, Lionbridge acquired INT'L.com, Inc. ("INT'L.com"), a company based in Massachusetts, by means of a merger. Upon the effective date of the merger,
(i) each outstanding share of INT'L.com Series A common stock, Series B common stock, Series A preferred stock and Series B preferred stock was converted into the right to receive 0.7567 shares of Lionbridge common stock, (ii) each outstanding share of INT'L.com Series C preferred stock was converted into the right to receive 5.4590 shares of Lionbridge common stock, (iii) each outstanding share of INT'L.com Series D preferred stock was converted into the right to receive 0.5472 shares of Lionbridge common stock, (iv) the $2.0 million of INT'L.com convertible debt and all accrued interest thereon was paid in full and cancelled in exchange for 109,158 shares of Lionbridge common stock, and (v) the $5.0 million of INT'L.com subordinated debt and all accrued interest thereon was paid in full and cancelled in exchange for 258,360 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 8,302,960 shares of Lionbridge common stock. Upon the completion of the acquisition, all outstanding options to purchase common stock of INT'L.com were assumed by Lionbridge and converted into options to purchase common stock of Lionbridge under similar terms. The transaction was accounted for using the pooling-of-interests method of accounting.

The financial information presented below reflects the combined financial position, operating results and cash flows of Lionbridge, HT and INT'L.com and their subsidiaries as if they had been combined for all periods presented.

In April 1999, Lionbridge's wholly owned subsidiary, INT'L.com, acquired International Language Engineering Corporation ("ILE"), a company based in Colorado with additional operations in The Netherlands, for total consideration of $9.2 million, consisting of 1,983,017 shares of common stock valued at $3,407,000 and 936,991 shares of Series D redeemable preferred stock valued at $5.8 million. In addition, long-term debt of ILE in the amount of $3.3 million was assumed. Upon the completion of the acquisition, all outstanding options to purchase common stock of ILE were exchanged for options to purchase common stock of INT'L.com under similar terms. The transaction was accounted for using the purchase method of accounting. In connection with this acquisition, $7.9 million of goodwill was recorded, which is being amortized over five years.

MERGER, RESTRUCTURING AND OTHER CHARGES

Merger costs for the three and six months ended June 30, 2000 of $2.3 million consist of fees for investment banking, legal and accounting services and other direct costs incurred as of the end of the period in connection with Lionbridge's mergers with HT and INT'L.com.

Restructuring charges for the three and six months ended June 30, 2000 of $387,000 consist of costs of closing facilities in the United States, France and The Netherlands as a result of the merger with INT'L.com. Such charges consist principally of accruals for lease payments on vacant office space.

Restructuring charges for the three and six months ended June 30, 1999 of $747,000 relate to workforce reductions in United States operating sites, consisting of 36 technical staff, 14 administrative staff and four sales staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. At June 30, 2000, no amounts remained in other accrued expenses in relation to these charges, none of these employees remained with Lionbridge, and we do not anticipate any future expenditures related to these actions.

Impairment charges for long-lived assets for the three and six months ended June 30, 2000 of $831,000 relate to the write-off of property and equipment, primarily consisting of previously capitalized licenses for software, that was abandoned as a result of our merger with INT'L.com.

At June 30, 2000, accruals totaling $328,000 related to merger costs and $293,000 related to restructuring charges remained on the consolidated balance sheet in other accrued expenses. We currently anticipate that this balance will be utilized by December 31, 2000 except for certain long-term contractual obligations.

NON-CASH CHARGES

DEFERRED COMPENSATION. Lionbridge recorded deferred compensation of approximately $3.8 million in the first six months of 1999, representing the difference between the exercise price of stock options granted and the fair market value for accounting purposes of the underlying common stock at the date of the grant. The deferred compensation is being amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $1.2 million had been amortized and $339,000 had been reversed due to cancellation of the underlying options as of June 30, 2000. The amortization of deferred compensation is recorded as an operating expense and totaled $212,000 and $187,000 for the three months ended June 30, 2000 and 1999, respectively. For the six-month periods ended June 30, 2000 and 1999, stock-based compensation totaled $428,000 and $232,000, respectively. We currently expect to amortize the following remaining amounts of deferred compensation as of June 30, 2000 in the fiscal periods ending:


December 31, 2000..........................................................   $414,000
December 31, 2001..........................................................   $828,000
December 31, 2002..........................................................   $828,000
December 31, 2003..........................................................   $237,000


ORIGINAL ISSUE DISCOUNT ON DEBT. Interest expense for the three- and six-month periods ended June 30, 2000 includes $79,000 and $212,000 for the accretion of the original issue discount on $2.0 million of convertible promissory notes issued in August 1999 by INT'L.com. This discount represents the $254,000 value attributable to detachable warrants to purchase 56,753 shares of common stock, at an exercise price of $1.45 per share, granted in connection with this debt financing. These warrants were fully exercised in May 2000 in connection with our merger with INT'L.com.

Interest expense for the three- and six-month periods ended June 30, 1999 includes $3.0 million and $4.1 million, respectively, for the accretion of the original issue discount on $12.0 million of subordinated notes issued in the first quarter of 1999. This discount represents the $6.0 million value attributable to detachable warrants to purchase 1,533,260 shares of Lionbridge common stock, at an exercise price of $0.015 per share, granted in connection with this debt financing. As we were previously required to repay the subordinated notes in full upon the closing of our initial public offering, we recorded the expense of this discount on a straight-line basis over a six-month period from date of debt issuance to the date by which we expected the initial public offering to occur. Pursuant to an amendment of the debt agreements effective August 19, 1999, Lionbridge was required to redeem only $6.0 million of the subordinated notes upon the closing of the initial public offering.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating data associated with the Company's results of operations.


                                                        Percentage of Total Revenues
                                                    -------------------------------------
                                                    Three Months Ended   Six Months Ended
                                                         June 30,            June 30,
                                                    ------------------  ------------------
                                                      2000      1999       2000      1999
                                                    -------   -------   --------  --------
Revenue                                              100.0%    100.0%    100.0%    100.0%
Cost of revenue                                       61.1      70.7      65.2      70.4
                                                    -------   -------   --------  --------
         Gross profit                                 38.9      29.3      34.8      29.6

Operating expenses:
     Sales and marketing                               9.6      11.3      10.0      11.2
     General and administrative                       27.9      34.5      28.1      33.1
     Research and development                          1.8       2.0       2.2       1.4
     Amortization of acquisition-related
         intangible assets                             5.5       7.2       5.6       6.3
     Merger, restructuring  and other
         charges                                      12.3       3.2       6.2       1.8
     Acquired in-process research and
         development                                    --       1.3        --       0.7


     Stock-based compensation                          0.7       0.8       0.7       0.6
                                                    -------   -------   --------  --------
         Total operating expenses                     57.8      60.4      52.8      55.0
                                                    -------   -------   --------  --------

Loss from operations                                 (18.9)    (31.1)    (18.1)    (25.4)
Interest expense:
     Interest on outstanding debt                     (2.1)     (3.0)     (2.0)     (2.8)
     Accretion of discount on debt                    (0.3)    (13.1)     (0.4)     (9.9)
Other income (expense), net                           (0.4)     (0.4)     (0.6)     (0.8)
                                                    -------   -------   --------  --------
Loss before income taxes                             (21.7)    (47.6)    (21.1)    (38.9)
Provision for (benefit from) income taxes              0.3      (4.4)      0.5      (3.0)
                                                    -------   -------   --------  --------
Net loss                                             (22.0)    (43.2)    (21.6)    (35.9)
Accrued dividends on preferred stock                  (4.5)     (3.3)     (6.2)     (2.8)
                                                    -------   -------   --------  --------
Net loss attributable to common
     stockholders                                    (26.5)%   (46.5)%   (27.8)%   (38.7)%
                                                    =======   =======   ========  ========


REVENUE. Revenue for the quarter ended June 30, 2000 was $28.9 million compared to revenue of $23.1 million for the quarter ended June 30, 1999, an increase of $5.8 million or 25.2%. Revenue increased by $15.8 million or 38.1% to $57.1 million for the six months ended June 30, 2000 as compared to $41.3 million for the same period of the prior year. These increases result from both an increase in the number of customers as well as an increase in project size during 2000 as compared to 1999. In addition, results for 2000 also reflected revenue derived from the operations of ILE which was only included for three of the six months ended June 30, 1999.

COST OF REVENUE. Cost of revenue consists primarily of outsourcing expense incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. As a percentage of revenue, cost of revenue decreased to 61.1% for the quarter ended June 30, 2000 as compared to 70.7% for the corresponding period of the prior year. For the six months ended June 30, 2000, cost of revenue decreased to 65.2% as a percentage of revenue from 70.4% from the corresponding six months of the prior year. These decreases are primarily attributable to decreased outsourcing costs as INT'L.com adopted the Lionbridge pricing structure in fiscal 2000 as well as a reduction in the internal cost of sales due to the consolidation of certain offices in the first six months of 2000.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, and promotional expenses. Sales and marketing costs of $2.8 million for the quarter ended June 30, 2000 were relatively consistent with the corresponding quarter of the previous year. For the six months ended June 30, 2000, sales and marketing expenses increased 23.4% to $5.7 million from $4.6 million for the six months ended June 30, 1999. These increases were primarily due to expenses associated with the continued hiring of additional direct sales personnel in fiscal 1999. As a percentage of revenue, sales and marketing expenses decreased to 9.6% in the second quarter of 2000 from 11.3% in the corresponding period in 1999 and decreased to 10.0% during the first six months of 2000 from 11.2% during the six months ended June 30, 1999 as a result of the rate of revenue growth during these periods exceeding the corresponding rate of increase in sales and marketing expense.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits; facilities costs, including depreciation and amortization; information systems costs; professional fees; travel; and all other site and corporate costs. General and administrative expenses of $8.1 million for the three months ended June 30, 2000 are consistent with the expenses incurred during the three months ended June 30, 1999. General and administrative expenses for the six months ended June 30, 2000 increased 17.5% to $16.1 million from $13.7 million during the corresponding period of 1999, primarily due to expenses associated with ILE, which was purchased in April 1999. As a percentage of revenue, general and administrative expenses decreased from 33.1% to 28.1% for the six-month periods ended June 30, 2000 and 1999 due primarily to the increases noted above offset by the impact of the increase in total revenue.

RESEARCH AND DEVELOPMENT. Research and development expenses relate to ForeignDesk(R) and LionTrack(TM), our proprietary translation memory and internal workflow systems, and include salaries and associated employee benefits and third-party contractor expenses. Research and development expenses of $511,000 for the quarter ended June 30, 2000 were relatively consistent with the corresponding quarter of the previous year. For the six months ended June 30, 2000, research and development expenses increased 119.2% to $1.3 million from $576,000 for the six months ended June 30, 1999, as LionTrack development efforts commenced during the first quarter of 1999.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Amortization of acquisition-related intangible assets consists of amortization of goodwill and other intangible assets resulting from acquired businesses. Amortization expense of $1.6 million for the three months ended June 30, 2000 was relatively consistent with $1.7 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, amortization expense increased to $3.2 million or 22.9% over the six months ended June 30, 1999. This increase was primarily due to the amortization of goodwill recognized on the acquisition of ILE which was only acquired in the second quarter of 1999.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Acquired in-process research and development expense of $300,000 in the second quarter of 1999 represents a portion of the ILE acquisition purchase price which was allocated to projects that had no alternative future use and had not yet reached technological feasibility and, therefore, was charged to operations at the acquisition date.

INTEREST EXPENSE. Interest expense represents interest payable on debt and the accretion of original issue discount on notes issued with detachable warrants. Interest expense decreased to $686,000 for the three months ended June 30, 2000 as compared to $3.7 million for the three months ended June 30, 1999. Interest expense was $1.4 million for the six months ended June 30, 2000 versus $5.3 million for the corresponding period of 1999. These decreases were principally due to a decrease in the accretion of the original issue discount on notes issued in 1999 to $3.0 million from $4.1 million for the three- and six-month periods ended June 30, 1999, respectively.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. The provision for income taxes for the three and six months ended June 30, 2000 represents taxes generated in foreign jurisdictions for which U.S. tax credit utilization is currently uncertain. We recorded no tax benefit for losses generated during these periods due to the uncertainty of realizing any benefit. In the three and six months ended June 30, 1999, INT'L.com recorded tax benefits of $1.3 million and $1.5 million, respectively, on losses generated during those periods. Such losses were benefited at that time as management believed that it was more likely than not that they would be utilized against future taxable income. Such benefits were partially offset by tax provisions recorded for foreign income taxes of other subsidiaries of Lionbridge.

LIQUIDITY AND CAPITAL RESOURCES

We have two commercial credit facilities that allow Lionbridge to borrow up to $13.0 million, expiring in August 2000 and January 2001. The facilities require Lionbridge to maintain certain financial covenants and restrict the payment of dividends. The facilities bear interest at rates ranging from prime plus 1% to prime plus 2.5% (10.5% to 12.0% at June 30, 2000) and are collateralized by worldwide accounts receivable and work in process. As of June 30, 2000, $11.5 million was outstanding under the facilities. Although $8.0 million of our current $13.0 million of credit facilities will expire on August 20, 2000, the commercial lender has indicated to us its intention to renew the line of credit on substantially similar terms through October 20, 2000.

Cash increased to $21.5 million at June 30, 2000 from $12.4 million at December 31, 1999. Net cash used in operating activities was $7.1 million and $5.5 million for the six-month periods ended June 30, 2000 and 1999, respectively. This increase was attributable to funding of operating losses resulting from growth in revenue and operations. Net cash used in investing activities was $3.1 million for the six months ended June 30, 2000 as compared to $3.6 million for the corresponding period of 1999. Investing activities for these periods were primarily purchases of equipment and the acquisitions of certain assets of the language services operation of Nortel Networks Corporation in 2000 and VeriTest and ILE in 1999. Net cash provided by financing activities was $19.5 million and $10.0 million in the first six months of 2000 and 1999, respectively. The primary financing activity was the issuance of 1,500,000 shares of common stock at $8.50 per share in a private placement in June 2000 for total consideration of approximately $12.8 million, with additional resources being provided by borrowings against our bank lines of credit in each period as well as the issuance of the subordinated debt in 1999.

As of June 30, 2000, we had cash of $21.5 million and an additional $659,000 available for borrowing under the commercial credit facilities. Our future financing requirements will depend upon a number of factors, including our operating performance and increases in operating expenses associated with growth in our business. We anticipate that our present cash position and available financing should provide adequate cash to fund our currently anticipated cash needs through at least the next 12 months. We cannot be assured that additional financing, if needed, will be available to Lionbridge at terms acceptable to us, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended on July 7, 1999 by the issuance of SFAS No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for Lionbridge, and we do not expect its adoption to have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. We believe that our current revenue recognition policy complies with the Commission's guidelines. SAB 101 becomes effective in the fourth quarter of 2000.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Lionbridge does not expect the application of FIN 44 to have a material impact on our financial position or results of operations.

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

INTEREST RATE RISK. Lionbridge is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investment portfolio consists solely of investments in high-grade, commercial bank money market accounts.

FOREIGN CURRENCY EXCHANGE RATE RISK. The majority of our contracts with clients are denominated in U.S. dollars. However, 36% and 39% of our costs and expenses for the six months ended June 30, 2000 and

1999, respectively, were denominated in foreign currencies. 36% and 35% of our assets were recorded in foreign currencies as of June 30, 2000 and December 31, 1999, respectively. 22% and 17% of our liabilities were recorded in foreign currencies as of June 30, 2000 and December 31, 1999, respectively. Therefore, we are exposed to foreign currency exchange risks. We have not historically tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

                          LIONBRIDGE TECHNOLOGIES, INC.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In August 1999, we completed an initial public offering of shares of common stock, $.01 par value per share, pursuant to a final prospectus dated August 20, 1999. The prospectus was contained in the Company's registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-81233) on August 20, 1999. Of the 3,798,000 shares of common stock offered and sold, 3,500,000 shares were sold by Lionbridge and 298,000 shares were sold by certain stockholders of Lionbridge. The offering closed on August 25, 1999 as to the shares offered and sold by Lionbridge and on September 10, 1999 as to the shares offered and sold by the selling stockholders. The aggregate offering price of the offering to the public was $38.0 million, with proceeds to Lionbridge and the selling stockholders, after deduction of the underwriting discounts and commissions, of $33.1 million and $2.8 million, respectively. The aggregate amount of expenses incurred by Lionbridge in connection with the issuance and distribution of the shares of common stock sold in the offering were approximately $3.1 million, including approximately $1.9 million in underwriting discounts and commissions and $1.2 million in other offering expenses. None of the expenses incurred by Lionbridge in connection with the offering represented payments, direct or indirect, to directors, officers, persons owning 10% or more of the equity securities of Lionbridge, or affiliates of Lionbridge. Prudential Securities Incorporated, U.S. Bancorp Piper Jaffray Inc. and Adams, Harkness & Hill, Inc. acted as underwriters for the initial public offering.

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

The primary purposes of the initial public offering were to obtain additional capital, create a public market for Lionbridge's common stock, provide liquidity to existing stockholders and optionholders, create a currency for future acquisitions and facilitate future access to public markets. Lionbridge has used $16.1 million of the proceeds of the offering to redeem shares of Series B redeemable preferred stock, $6.0 million to repay subordinated notes, $2.5 million to purchase certain assets of the language services operation of Nortel Networks Corporation, approximately $1.6 million to purchase fixed assets, and approximately $3.5 million for working capital. The remainder of the proceeds are intended to be used for working capital and general corporate purposes. Lionbridge paid approximately $15.4 million of the net proceeds of the offering to officers and other affiliates of Lionbridge to redeem shares of our Series B redeemable preferred stock and paid $6.0 million to affiliates of Lionbridge to repay our senior subordinated notes held by those affiliates.

On June 29, 2000, we sold an aggregate of 1,500,000 shares of our common stock to investors at $8.50 per share for an aggregate consideration of $12.75 million in a private placement pursuant to a stock purchase agreement by and among the investors and us. Based on the representations of the investing parties that all such parties were "accredited" (as such term is defined in Rule 501 of the Securities Act of 1933) and that the parties were acquiring our shares of common stock for investment and not with a view to the distribution thereof, we consummated a private placement of the 1,500,000 shares of our common stock pursuant to Regulation D, Rule 506 of the Securities Act of 1933. There were no underwriters or placement agents involved in such private placement transaction.

The terms of our commercial bank credit facilities prohibit the payment of cash dividends to us by our European subsidiaries and contain other working capital restrictions. In addition, the terms of our subordinated debt agreements prohibit us from paying any dividends to our stockholders and also contain other working capital restrictions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders in Lieu of Annual Meeting of Stockholders was held on May 16, 2000. Holders of an aggregate of 16,617,630 shares at the close of business on April 13, 2000 were entitled to vote at the meeting. At such meeting, the Company's stockholders voted as follows:

PROPOSAL 1. To approve the issuance of up to an estimated maximum of 8,201,082 shares of common stock of Lionbridge to stockholders and holders of convertible and subordinated debt of INT'L.com, as contemplated by the Amended and Restated Agreement and Plan of Reorganization, dated as of March 30, 2000, by and among Lionbridge, LTI Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Lionbridge, and INT'L.com pursuant to which LTI Acquisition Corp. will be merged with and into INT'L.com, with INT'L.com being the surviving corporation (the "Merger").


        Total Vote For            Total Vote Against           Abstentions from          Unvoted
          Proposal 1                   Proposal 1                 Proposal 1
         11,443,994                     17,860                      7,635               3,521,361


PROPOSAL 2. To elect Claude P. Sheer to serve for a three-year term as a Class I Director of Lionbridge.


        Total Vote For            Total Vote Against           Abstentions from          Unvoted
          Proposal 2                   Proposal 2                 Proposal 2
         14,985,735                     5,115                        N/A                   N/A


PROPOSAL 3. To ratify selection of the firm of PricewaterhouseCoopers LLP, independent public accountants, as auditors for the fiscal year ending December 31, 2000.


        Total Vote For            Total Vote Against           Abstentions from          Unvoted
          Proposal 3                   Proposal 3                 Proposal 3
         14,980,338                     2,753                       7,759                  N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.


         EXHIBIT
         NUMBER        DESCRIPTION
         -------       -----------
          10.1         Loan Document Modification Agreement Number 8 dated as of May 20, 2000 by and among Lionbridge Technologies Holdings B.V., Lionbridge
                       Technologies B.V., Lionbridge Technologies, Inc. and Silicon Valley
                       Bank.
          27.1         Financial Data Schedule.


(B)  REPORTS ON FORM 8-K.

A Current Report on Form 8-K was filed by the registrant on June 1, 2000 and amended July 31, 2000 with respect to the acquisitions of HT on May 18, 2000 and of INT'L.com on May 22, 2000.

                          LIONBRIDGE TECHNOLOGIES, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LIONBRIDGE TECHNOLOGIES, INC.

Dated:  August 11, 2000     By:  /s/ STEPHEN J. LIFSHATZ
                               ------------------------------------
                                     Stephen J. Lifshatz
                                     Senior Vice President, Chief Financial
                                     Officer (Duly Authorized Officer and
                                     Principal Financial Officer)



                                  EXHIBIT INDEX


         EXHIBIT
         NUMBER        DESCRIPTION
         --------      -----------
          10.1         Loan Document Modification Agreement Number 8 dated as of May 20, 2000 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies
                       B.V., Lionbridge Technologies, Inc. and Silicon Valley Bank.
          27.1         Financial Data Schedule.

