Form 10-Q
period 2000-09-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2000-11-13
CIK 1058299

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

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                               Yes   X    No
                                   ------    -----

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   ------    -----

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of October 31, 2000 was 27,322,785.

================================================================================

                          LIONBRIDGE TECHNOLOGIES, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                                                                  PAGE

PART I:    FINANCIAL INFORMATION

           ITEM 1.    Consolidated Financial Statements:

                      Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
                      December 31, 1999..............................................................               3

                      Consolidated Statements of Operations (unaudited) for the three months and nine
                      months ended September 30, 2000 and 1999.......................................               4

                      Consolidated Statements of Cash Flows (unaudited) for the nine months ended
                      September 30, 2000 and 1999....................................................               5

                      Notes to Consolidated Financial Statements (unaudited).........................               6

           ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                      Operations.....................................................................              13

           ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.....................              19


PART II.   OTHER INFORMATION

           ITEM 2.    Changes in Securities and Use of Proceeds......................................              21

           ITEM 6.    Exhibits and Reports on Form 8-K...............................................              22

SIGNATURE............................................................................................              23

EXHIBIT INDEX........................................................................................              23

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          LIONBRIDGE TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except number of shares)

                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                          2000           1999
                                                                       ------------   ------------
                                                                       (UNAUDITED)

ASSETS
Current assets:
     Cash and cash equivalents                                          $ 19,177      $ 12,350
     Accounts receivable, net of allowances of $1,138 and $1,122 at
         September 30, 2000 and December 31, 1999, respectively           15,984        15,063
     Work in process                                                       8,381         5,119
     Other current assets                                                  1,683         1,410
                                                                        --------      --------

         Total current assets                                             45,225        33,942

Property and equipment, net                                                5,129         6,388
Goodwill and other intangible assets, net                                 16,067        19,948
Other assets                                                                 563           417
                                                                        --------      --------

         Total assets                                                   $ 66,984      $ 60,695
                                                                        ========      ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
    STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Short-term debt and current portion of long-term debt              $ 15,534      $  9,636
     Current portion of capital lease obligations                            535           959
     Accounts payable                                                      8,165         9,621
     Accrued compensation and benefits                                     4,655         4,798
     Accrued outsourcing                                                   3,919         2,664
     Other accrued expenses                                                5,728         4,081
     Deferred revenue                                                      4,639         3,619
     Deferred income taxes                                                   224           224
                                                                        --------      --------

         Total current liabilities                                        43,399        35,602
                                                                        --------      --------

Long-term debt, less current portion                                       6,750        15,472
Capital lease obligations, less current portion                              858           307
Other long-term liabilities                                                  483           269

Redeemable preferred stock                                                  --          19,787

Stockholders' equity (deficit):
     Preferred stock, $0.01 par value; 5,000,000 shares authorized;
         no shares issued and outstanding                                   --            --
     Common stock, $0.01 par value; 100,000,000 shares authorized;
         27,340,980 and 21,323,790 shares issued and 27,299,783 and
         21,282,593 shares outstanding at September 30, 2000 and
         December 31, 1999, respectively                                     274           213
     Additional paid-in capital                                           90,973        47,239
     Accumulated deficit                                                 (74,179)      (55,476)
     Deferred compensation                                                (1,900)       (2,837)
     Subscriptions receivable                                               (102)         (152)
     Treasury stock, at cost                                                (167)         (167)
     Accumulated other comprehensive income                                  595           438
                                                                        --------      --------

         Total stockholders' equity (deficit)                             15,494       (10,742)
                                                                        --------      --------

         Total liabilities, redeemable preferred stock and
              stockholders' equity (deficit)                            $ 66,984      $ 60,695
                                                                        ========      ========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                          LIONBRIDGE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                  (Amounts in thousands, except per share data)

                                                Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                                2000          1999          2000           1999
                                               ----------------------      ----------------------

Revenue                                        $ 30,345      $ 23,575      $ 87,430      $ 64,903
Cost of revenue                                  18,112        15,505        55,352        44,592
                                               --------      --------      --------      --------
         Gross profit                            12,233         8,070        32,078        20,311
                                               --------      --------      --------      --------

Operating expenses:
     Sales and marketing                          2,778         2,625         8,466         7,235
     General and administrative                   7,996         7,668        24,048        21,331
     Research and development                       605           746         1,868         1,322
     Amortization of acquisition-related
         intangible assets                        1,637         1,649         4,823         4,241
     Merger, restructuring and other
         charges                                    725          --           4,266           747
     Acquired in-process research and
         development                               --            --            --             300
     Stock-based compensation                       202           233           630           465
                                               --------      --------      --------      --------
         Total operating expenses                13,943        12,921        44,101        35,641
                                               --------      --------      --------      --------

Loss from operations                             (1,710)       (4,851)      (12,023)      (15,330)
Interest expense:
     Interest on outstanding debt                   704           567         1,857         1,738
     Accretion of discount on debt                 --           1,879           212         5,978
Other (income) expense, net                         196          (114)          558           205
                                               --------      --------      --------      --------

Loss before income taxes                         (2,610)       (7,183)      (14,650)      (23,251)
Provision for income taxes                          201         1,760           479           526
                                               --------      --------      --------      --------

Net loss                                         (2,811)       (8,943)      (15,129)      (23,777)
Accrued dividends on preferred stock               --            (694)       (3,574)       (1,853)
                                               --------      --------      --------      --------

Net loss attributable to common
     stockholders                              $ (2,811)     $ (9,637)     $(18,703)     $(25,630)
                                               ========      ========      ========      ========


Basic and diluted net loss per share
     attributable to common stockholders       $  (0.10)     $  (0.73)     $  (0.78)     $  (3.09)
Shares used in computing basic and diluted
     net loss per share attributable to
     common stockholders                         27,235        13,200        23,979         8,285


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                          LIONBRIDGE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in thousands)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              2000          1999
                                                                            -----------------------

Cash flows from operating activities:
     Net loss                                                               $(15,129)     $(23,777)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Amortization of acquisition-related intangible assets                 4,823         4,241
         Stock-based compensation                                                630           465
         Accretion of discount on debt                                           212         5,978
         Impairment of long-lived assets                                         886          --
         Acquired in-process research and development                           --             300
         Depreciation and amortization of property and equipment               2,778         2,142
         Provision for doubtful accounts                                          53           511
         Loss on disposal of fixed assets                                         99          --
         Foreign currency loss on intercompany balances                          759           399
         Changes in operating assets and liabilities, net of effects of acquisitions:
              Accounts receivable                                             (1,862)       (2,318)
              Work in process                                                 (1,699)         (933)
              Other current assets                                              (453)           55
              Other assets                                                       505          (198)
              Accounts payable                                                (1,129)         (523)
              Accrued compensation and benefits                                 (143)          887
              Other accrued expenses                                           3,500         2,081
              Deferred revenue                                                 1,170         2,315
                                                                            --------      --------

                  Net cash used in operating activities                       (5,000)       (8,375)
                                                                            --------      --------

Cash flows from investing activities:
     Purchases of property and equipment                                      (2,369)       (3,349)
     Payments for businesses acquired, net of cash acquired                   (2,876)       (4,145)
     Maturities of marketable securities                                        --           2,194
     Proceeds from sales of property and equipment under sale
         leaseback arrangements                                                1,109          --
                                                                            --------      --------

                  Net cash used in investing activities                       (4,136)       (5,300)
                                                                            --------      --------

Cash flows from financing activities:
     Net decrease in amounts owed to banks                                      --            (347)
     Net increase (decrease) in short-term debt                                4,218          (915)
     Proceeds from issuance of long-term debt                                   --          14,000
     Payments of long-term debt                                                 --          (6,000)
     Redemption of preferred stock                                              --         (16,105)
     Proceeds from issuance of common stock                                   12,750        31,760
     Proceeds from issuance of common stock under option and employee
         stock purchase plans                                                    453           119
     Proceeds from issuance of preferred stock                                  --           3,901
     Payments of capital lease obligations                                      (882)         (133)
     Increase in other long-term liabilities                                    --             158
     Collection of subscriptions receivable                                       51           146
     Dividends paid                                                             --            (400)
                                                                            --------      --------

                  Net cash provided by financing activities                   16,590        26,184
                                                                            --------      --------

Net increase in cash and cash equivalents                                      7,454        12,509
Effects of exchange rate changes on cash and cash equivalents                   (627)         (220)
Cash and cash equivalents at beginning of period                              12,350         1,199
                                                                            --------      --------

Cash and cash equivalents at end of period                                  $ 19,177      $ 13,488
                                                                            ========      ========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                          LIONBRIDGE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  FINANCIAL INFORMATION

         The accompanying consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, "Lionbridge" or the "Company"). These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles.

         These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K/A filed on July 31, 2000. As described more fully in Note 2, on May 18, 2000, Lionbridge acquired Harvard Translations, Inc. ("Harvard Translations") by means of a merger. In addition, as more fully described in
Note 2, on May 22, 2000, Lionbridge acquired INT'L.com, Inc. ("INT'L.com") by means of a merger. These transactions are referred to herein as the "mergers." The consolidated financial statements presented herein have been prepared following the pooling-of-interests method of accounting for the mergers with Harvard Translations and INT'L.com and, therefore, reflect the combined financial position, operating results and cash flows of Lionbridge, Harvard Translations and INT'L.com as if they had been combined for all periods presented.

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

2.  MERGERS

         On May 18, 2000, Lionbridge acquired Harvard Translations, a company based in Massachusetts, by means of a merger. Upon the effective date of the merger, each outstanding share of Harvard Translations common stock was converted into the right to receive 3.8864 shares of Lionbridge common stock. In addition, long-term debt of Harvard Translations payable to its former sole stockholder in the amount of $203,000 and all accrued interest thereon was paid in full by the issuance of 13,820 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 285,865 shares of common stock. Upon the completion of the acquisition, all outstanding options to purchase common stock of Harvard Translations were assumed by Lionbridge and converted into options to purchase common stock of Lionbridge under similar terms. The transaction was accounted for using the pooling-of-interests method of accounting, and the results of Harvard Translations have been included in the accompanying consolidated financial statements for all periods presented.

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

         Combined and separate results of Lionbridge, HT and INT'L.com for the three months ended March 31, 2000 were as follows:

                                         Lionbridge            HT            INT'L.com         Combined
                                         ----------            --            ---------         --------
      Revenue                           $17,006,000        $1,366,000      $ 9,824,000       $28,196,000
      Net income (loss)                  (3,269,000)           62,000       (2,768,000)       (5,975,000)

3.  PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consists of the following:

                                                                      September 30,      December 31,
                                                                          2000              1999
                                                                          ----              ----
               Computer software and equipment                         $ 10,121,000     $ 10,206,000
               Furniture and office equipment                             2,840,000        2,501,000
               Leasehold improvements                                     1,241,000          965,000
                                                                       ------------     ------------
                                                                         14,202,000       13,672,000

               Less:  Accumulated depreciation and amortization          (9,073,000)      (7,284,000)
                                                                       ------------    ------------
                                                                       $  5,129,000     $  6,388,000
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

     Current assets                             $1,693,000
     Current liabilities                           (57,000)
     Property and equipment                        140,000
     Acquired workforce                            377,000
     Goodwill                                      323,000
                                                ----------
                                                $2,476,000
                                                ==========

         The initial calculation of goodwill did not include any contingent consideration. Future payments, if any, under the contingent payment arrangement will increase goodwill. The goodwill and the value of the acquired workforce are being amortized on a straight-line basis over five years. The results of the operations acquired are included in Lionbridge's financial statements from the date of the asset purchase. Pro forma consolidated results of operations would not differ materially from reported results.

5.  DEBT

         Debt consists of the following:

                                                                 September 30,        December 31,
                                                                     2000                 1999
                                                                     ----                 ----
Lines of credit                                                   $  8,803,000      $  9,636,000
Notes payable to stockholders                                        7,500,000         7,703,000
Subordinated debt                                                    5,981,000         5,981,000
Convertible promissory notes to stockholders, net of discount             --           1,788,000
                                                                  ------------      ------------
Total debt                                                          22,284,000        25,108,000

Less current portion                                               (15,534,000)       (9,636,000)
                                                                  ------------      ------------
Long-term debt, less current portion                              $  6,750,000      $ 15,472,000
                                                                  ============      ============

LINE OF CREDIT

         On September 26, 1997, Lionbridge entered into a line of credit agreement with a commercial bank, which expired on October 20, 2000. Under the amended terms of the agreement, Lionbridge was able to borrow up to $8,000,000, based on the value of certain eligible current assets worldwide. The interest rate payable on any outstanding borrowings was prime plus 1% per year (10.5% and 9.5% at September 30, 2000 and December 31, 1999, respectively). Borrowings outstanding under the line of credit agreement were collateralized by certain assets of Lionbridge. The amounts outstanding on the line of credit at September 30, 2000 and December 31, 1999 were $7,042,000 and $6,593,000, respectively. The agreement required Lionbridge to maintain certain financial ratios and restricted the payment of dividends. In conjunction with the line of credit, Lionbridge issued a warrant for the purchase of 83,334 shares of common stock at an exercise price of $2.40 per share. The value ascribed to this warrant was immaterial. This warrant was exercised in full in May 2000. Lionbridge is in the process of negotiating an extension of the expired line of credit with the same commercial bank on terms similar to those of its September 26, 1997 facility, as amended. On November 9, 2000, the commercial bank indicated in a letter to Lionbridge that it did not intend to call amounts outstanding on the expired line of credit.

         On April 23, 1999, Lionbridge's wholly owned subsidiary, INT'L.com, entered into a line of credit agreement with a commercial bank which expires in January 2001. Under the amended terms of the agreement, INT'L.com may borrow up to $5,000,000, based on the value of certain eligible current assets worldwide at an interest rate of prime plus 2.5% (12.0% and 10.5% at September 30, 2000 and December 31, 1999, respectively). Borrowings outstanding under the line of credit agreement are collateralized by substantially all assets of INT'L.com. The amounts outstanding on the line of credit at September 30, 2000 and December 31, 1999 were $1,761,000 and $2,993,000, respectively. During the term of the agreement, INT'L.com must maintain certain financial covenants, including minimum levels of current assets, tangible net worth and quarterly revenue. At September 30, 2000, INT'L.com was in compliance with the covenants.

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

SUBORDINATED DEBT

         Lionbridge has entered into two subordinated debt agreements pursuant to which 12% senior subordinated notes were issued. The outstanding aggregate principal amount of such notes, together with all accrued and unpaid interest thereon, is required to be repaid upon the earlier of August 25, 2001 or an underwritten public offering by Lionbridge with aggregate proceeds of at least $10,000,000. The notes are subject to certain covenant restrictions and are collateralized by certain assets of Lionbridge. The terms of the subordinated debt agreement prohibit Lionbridge from paying dividends to its stockholders. As of September 30, 2000 and December 31, 1999, $5,981,000 was outstanding under these subordinated notes.

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

6.  CAPITAL STOCK

REDEEMABLE PREFERRED STOCK

         Redeemable preferred stock consists of the following:

                                                                                  September 30,        December 31,
                                                                                      2000                1999

     INT'L.com Series A convertible preferred stock; 0 and 867,047 shares authorized at September 30, 2000 and December 31, 1999, respectively; 0 and 867,047 shares issued and outstanding at September 30, 2000 and December 31,
         1999, respectively                                                           ---              $ 1,811,000

     INT'L.com Series B redeemable preferred stock, 0 and 3,500,000 shares authorized at September 30, 2000 and December 31, 1999, respectively; 0 and 2,621,477 shares issued and outstanding at September 30, 2000 and December 31,
         1999, respectively                                                           ---               10,586,000

     INT'L.com Series C redeemable preferred stock, 0 and 5,000 shares authorized at September 30, 2000 and December 31, 1999,
         respectively; 0 and 5,000 shares issued and outstanding at
         September 30, 2000 and December 31, 1999                                     ---                  537,000

     INT'L.com Series D redeemable preferred stock; 0 and 1,100,000 shares authorized at September 30, 2000 and December 31, 1999, respectively; 0 and 936,991 shares issued and outstanding at September 30, 2000 and December 31,
         1999, respectively                                                           ---                6,853,000
                                                                                ---------              -----------
                                                                                $     ---              $19,787,000
                                                                                =========              ===========

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

7.  COMPREHENSIVE LOSS

         Total comprehensive loss was approximately $2,733,000 and $9,069,000 for the three-month periods ended September 30, 2000 and 1999, respectively, and $14,972,000 and $23,807,000 for the nine-month periods ended September 30, 2000 and 1999, respectively, which consists of net loss and the net change in the foreign currency translation adjustment.

8.  NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

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

9.  MERGER, RESTRUCTURING AND OTHER CHARGES

         The following table summarizes activity with respect to merger, restructuring and other charges:

                                Three Months Ended September 30,   Nine Months Ended September 30,
                                     2000          1999                 2000             1999
                                    ---------------------            -----------------------

Merger costs                        $142,000     $     --            $2,465,000     $   --
Restructuring charges, net           528,000           --               915,000      747,000
Impairment of long-lived assets       55,000           --               886,000         --
                                    --------     ----------          ----------     --------
                                    $725,000     $     --            $4,266,000     $747,000
                                    ========     ==========          ==========     ========

         Merger costs for the three and nine months ended September 30, 2000 consist of fees for investment banking, legal and accounting services and other direct costs incurred as of the end of the period in connection with Lionbridge's mergers with HT and INT'L.com.

         Restructuring charges for the three and nine months ended September 30, 2000 relate to: (i) the costs of closing facilities in the United States, France and The Netherlands as a result of the merger with INT'L.com consisting primarily of accruals for lease payments on vacant office space, and (ii) costs associated with workforce reductions in Canada, the United States and France, consisting of six technical staff and three administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. The restructuring charges for the three months ended September 30, 2000 are presented net of a $162,000 reversal of a charge recorded in the three months ended June 30, 2000, due to subsequent events which have reduced the potential loss on vacant office space.

         Restructuring charges for the nine months ended September 30, 1999 relate to workforce reductions in United States operating sites, consisting of 36 technical staff, 14 administrative staff and four sales staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. At September 30, 2000, no amounts remained in other accrued expenses in relation to these charges, none of these employees remained with Lionbridge, and management does not anticipate any future expenditures related to these actions.

         Impairment charges for long-lived assets for the three and nine months ended September 30, 2000 relate to the write-off of property and equipment, primarily consisting of previously capitalized licenses for software, that was abandoned as a result of Lionbridge's merger with INT'L.com.

         At September 30, 2000, accruals totaling $14,000 related to merger costs and $732,000 related to restructuring charges remained on the consolidated balance sheet in other accrued expenses. Lionbridge currently anticipates that all merger and restructuring-related accrual balances will be utilized by December 31, 2000 except for certain long-term contractual obligations related to leases for facilities.

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

         The table below presents information about the reported net loss of Lionbridge for the three- and nine-month periods ended September 30, 2000 and 1999. Asset information by segment is not reported, since such information is not produced internally by Lionbridge.

                                      Three Months Ended                Nine Months Ended
                                       September 30,                       September 30,
                              ------------------------------      ------------------------------
                                  2000              1999              2000              1999
                                  ----              ----              ----              ----
External revenue:
      Localization            $ 26,805,000      $ 20,965,000      $ 78,697,000      $ 59,873,000
      Testing                    3,540,000         2,610,000         8,733,000         5,030,000
      Corporate and other             --                --                --                --
                              ------------      ------------      ------------      ------------
      Total                   $ 30,345,000      $ 23,575,000      $ 87,430,000      $ 64,903,000
                              ============      ============      ============      ============

Inter-segment revenue:
      Localization            $       --        $       --        $       --        $       --
      Testing                         --              85,000            27,000           246,000
      Corporate and other             --                --                --                --
      Eliminations                    --             (85,000)          (27,000)         (246,000)
                              ------------      ------------      ------------      ------------
      Total                   $       --        $       --        $       --        $       --
                              ============      ============      ============      ============

Net income (loss):
      Localization            $  3,145,000      $ (3,374,000)     $  4,335,000      $ (6,138,000)
      Testing                      575,000           729,000         1,081,000           553,000
      Corporate and other       (6,531,000)       (6,298,000)      (20,545,000)      (18,192,000)
                              ------------      ------------      ------------      ------------
      Total                   $ (2,811,000)     $ (8,943,000)     $(15,129,000)     $(23,777,000)
                              ============      ============      ============      ============

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                        Nine Months Ended
                                                                          September 30,
                                                                     2000               1999
                                                                     ----               ----
Noncash investing and financing activities:
  Issuance of warrants for common stock in connection with
     debt.......................................                                      $ 5,967,000
                                                                                      ===========

  Lionbridge acquired certain assets of the language services operation of Nortel Networks Corporation for $2,476,000,
  effective January 17, 2000. In conjunction with the purchase, liabilities were assumed as follows:
      Fair value of assets acquired and goodwill..............      $ 2,533,000
      Cash paid for assets acquired...........................       (2,476,000)
                                                                    -----------
         Liabilities assumed..................................      $    57,000
                                                                    ===========
  Lionbridge, or a wholly owned subsidiary of Lionbridge,
  purchased all of the outstanding capital stock of VeriTest,
  Inc., International Language Engineering Corporation and
  Motus! for $13,715,000 in the nine months ended September 30,
  1999. In conjunction with the acquisition, liabilities were assumed as follows:
     Fair value of assets acquired and goodwill.............                          $22,201,000
     Cash paid for capital stock............................                           (3,384,000)
     Common stock issued....................................                           (3,751,000)
     Series D redeemable preferred stock issued.............                           (5,830,000)
     Notes issued...........................................                             (750,000)
                                                                                      -----------
        Liabilities assumed.................................                          $ 8,486,000
                                                                                      ===========

Purchases of property and equipment under capital lease
  arrangements...........................................           $ 1,159,000
                                                                    ===========

12.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended on July 7, 1999 by the issuance of SFAS No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for the Company, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

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

        In September 2000, the FASB issued SFAS No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -a replacement of FASB Statement No. 125." SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the application of SFAS 140 to have a material impact on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are based on various assumptions by management regarding future circumstances over many of which Lionbridge has little or no control. A number of important factors, including those identified under the caption "Risk Factors" in Lionbridge's Registration Statement on Form S-3, filed September 28, 2000 (SEC File No. 333-46852) as well as factors discussed elsewhere in this Form 10-Q could cause Lionbridge's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) changes in the demand for our services; (ii) the delay of one of our clients' product releases or the loss of a major client; (iii) our ability to attract and retain professional staff; (iv) Lionbridge's ability to manage future growth; (v) our potential liability for defects or errors in the solutions we develop; (vi) our potential failure to keep pace with changing technologies; (vii) the entry of additional competitors into the marketplace; (viii) market acceptance of new service offerings; (ix) foreign currency fluctuations, particularly with respect to the Euro; (x) political, economic and business fluctuations in international markets; (xi) difficulties Lionbridge may encounter in the integration of Harvard Translations and INT'L.com; (xii) future acquisitions (including the potential diversion of management attention and financial resources and the ability of acquired businesses to achieve satisfactory operating results); and (xiii) downturns in economic conditions generally. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

INTRODUCTION

Lionbridge provides globalization services to Global 2000 and emerging companies. Founded in 1996, Lionbridge has clients in industries such as technology, telecommunications, life sciences, and financial services. Our services include strategic consulting, linguistic and technical implementation, product testing, and multilingual content management. Lionbridge manages some of its services under the VeriTest brand for functional and logo certification testing, the Harvard Translations brand for specialty translation and print/Web publishing services for the financial services and life science industries, and the China Connect brand for Web integration services applicable to the Chinese-speaking market.

Lionbridge's revenue is derived from project-by-project fees and, to a lesser extent, long-term service agreements. Projects are generally billed on a time and expense basis and long-term service agreements are generally billed on the basis of minimum volume commitments. Revenue is recognized using the percentage-of-completion method of accounting, based on management's estimate of progress against the project plan. The agreements entered into in connection with projects are generally terminable by clients upon 30 days' prior written notice. If a client terminates an agreement, it is required to pay Lionbridge for time and expenses incurred through the termination date. If clients terminate existing projects or if Lionbridge is unable to enter into new engagements, our financial condition and results of operations could be materially and adversely affected.

Lionbridge has experienced operating losses, as well as net losses, for each year of our operations and, as of September 30, 2000, had an accumulated deficit of $74.2 million.

ACQUISITIONS

We have grown our business since inception through a combination of acquisitions and organic growth. Such acquisitions through September 30, 2000 have resulted in the recognition of approximately $25.9 million of goodwill on our balance sheet which is being amortized over five years.

In January 2000, Lionbridge acquired certain assets of the language services operation of Nortel Networks Corporation in Montreal and Ottawa, Canada; Beijing, China; Sao Paulo, Brazil; Sunrise, Florida; and Bogota, Colombia for cash of $2.5 million. In connection with the purchase, Nortel Networks awarded a preferred vendor designation to Lionbridge as part of a three-year services agreement, under which Lionbridge will provide a full range of translation and localization services for Nortel. The purchase agreement provides for certain contingent payments to be made by Lionbridge, dependent upon the level of revenues generated under the services agreement over the three-year period. Lionbridge recorded $323,000 of goodwill related to this acquisition, not including any additional amounts that may be paid in the future, which is being amortized over five years. The purchase was accounted for using the purchase method of accounting.

In May 2000, Lionbridge acquired Harvard Translations, Inc. ("Harvard Translations"), a company based in Massachusetts, by means of a merger. Upon the effective date of the merger, each outstanding share of Harvard Translations common stock was converted into the right to receive 3.8864 shares of Lionbridge common stock. In addition, long-term debt of Harvard Translations payable to its former sole stockholder in the amount of $203,000 and all accrued interest thereon was paid in full by the issuance of 13,820 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 285,865 shares of Lionbridge common stock. Upon the completion of the acquisition, all outstanding options to purchase common stock of Harvard Translations were assumed by Lionbridge and converted into options to purchase common stock of Lionbridge under similar terms. The transaction was accounted for using the pooling-of-interests method of accounting.

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

MERGER, RESTRUCTURING AND OTHER CHARGES

Merger costs for the three and nine months ended September 30, 2000 of $142,000 and $2.5 million, respectively, consist of fees for investment banking, legal and accounting services and other direct costs incurred as of the end of the period in connection with Lionbridge's mergers with HT and INT'L.com.

Restructuring charges for the three and nine months ended September 30, 2000 of $528,000 and $915,000, respectively, relate to: (i) the costs of closing facilities in the United States, France and The Netherlands as a result of the merger with INT'L.com, consisting primarily of accruals for lease payments on vacant office space, and (ii) costs associated with workforce reductions in Canada, the United States and France, consisting of six technical staff and three administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. The restructuring charges for the three months ended September 30, 2000 are presented net of a $162,000 reversal of a charge recorded in the three months ended June 30, 2000, due to subsequent events which have reduced the potential loss on vacant office space.

Restructuring charges for the three and nine months ended September 30, 1999 of $0 and $747,000, respectively, relate to workforce reductions in United States operating sites, consisting of 36 technical staff, 14 administrative staff and four sales staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. At September 30, 2000, no amounts remained in other accrued expenses in relation to these charges, none of these employees remained with Lionbridge, and we do not anticipate any future expenditures related to these actions.

Impairment charges for long-lived assets of $55,000 and $886,000 for the three and nine months ended September 30, 2000, respectively, relate to the write-off of property and equipment, primarily consisting of previously capitalized licenses for software, that was abandoned as a result of our merger with INT'L.com.

At September 30, 2000, accruals totaling $14,000 related to merger costs and $732,000 related to restructuring charges remained on the consolidated balance sheet in other accrued expenses. We currently anticipate that all merger and restructuring-related accrual balances will be utilized by December 31, 2000 except for certain long-term contractual obligations related to leases for facilities.

NON-CASH CHARGES

DEFERRED COMPENSATION. Lionbridge recorded deferred compensation of approximately $3.8 million in the first six months of 1999, representing the difference between the exercise price of stock options granted and the fair market value for accounting purposes of the underlying common stock at the date of the grant. The deferred compensation is being amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $1.3 million had been amortized and $544,000 had been reversed due to cancellation of the underlying options as of September 30, 2000. The amortization of deferred compensation is recorded as an operating expense and totaled $202,000 and $233,000 for the three months ended September 30, 2000 and 1999, respectively. For the nine-month periods ended September 30, 2000 and 1999, stock-based compensation totaled $630,000 and $465,000, respectively. We currently expect to amortize the following remaining amounts of deferred compensation as of September 30, 2000 in the fiscal periods ending:

December 31, 2000..............................................   $190,000
December 31, 2001..............................................   $765,000
December 31, 2002..............................................   $765,000
December 31, 2003..............................................   $180,000

ORIGINAL ISSUE DISCOUNT ON DEBT. Interest expense for the three- and nine-month periods ended September 30, 2000 includes $0 and $212,000 for the accretion of the original issue discount on $2.0 million of convertible promissory notes issued in August 1999 by INT'L.com. Accretion of this discount of $0 and $11,000 was recorded for the three- and nine-month periods ended September 30, 1999. This discount represents the $254,000 value attributable to detachable warrants to purchase 56,753 shares of common stock, at an exercise price of $1.45 per share, granted in connection with this debt financing. These warrants were exercised in May 2000 in connection with our merger with INT'L.com.

Interest expense for the three- and nine-month periods ended September 30, 1999 includes $1.9 million and $6.0 million, respectively, for the accretion of the original issue discount on $12.0 million of subordinated notes issued in the first quarter of 1999. This discount represents the $6.0 million value attributable to detachable warrants to purchase 1,533,260 shares of Lionbridge common stock, at an exercise price of $0.015 per share, granted in connection with this debt financing. As we were previously required to repay the subordinated notes in full upon the closing of our initial public offering, we recorded the expense of this discount on a straight-line basis over a six-month period from date of debt issuance to the date by which we expected the initial public offering to occur. Pursuant to an amendment of the debt agreements effective August 19, 1999, Lionbridge was required to redeem only $6.0 million of the subordinated notes upon the closing of the initial public offering.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating data associated with the Company's results of operations.

                                                     Percentage of Total Revenues
                                                Three Months Ended    Nine Months Ended
                                                   September 30,         September 30,
                                              ------------------------------------------
                                                2000        1999       2000         1999
                                                ----        ----       ----         ----

Revenue                                        100.0%      100.0%      100.0%      100.0%
Cost of revenue                                 59.7        65.8        63.3        68.7
                                               -----       -----       -----       -----
         Gross profit                           40.3        34.2        36.7        31.3

Operating expenses:
     Sales and marketing                         9.2        11.1         9.7        11.1
     General and administrative                 26.2        32.5        27.6        32.9
     Research and development                    2.0         3.2         2.1         2.0
     Amortization of acquisition-related
         intangible assets                       5.4         7.0         5.5         6.5
     Merger, restructuring  and other
         charges                                 2.4          --         4.9         1.2
     Acquired in-process research and
         development                              --          --          --         0.5
     Stock-based compensation                    0.7         1.0         0.7         0.7
                                               -----       -----       -----       -----
         Total operating expenses               45.9        54.8        50.5        54.9
                                               -----       -----       -----       -----

Loss from operations                            (5.6)      (20.6)      (13.8)      (23.6)
Interest expense:
     Interest on outstanding debt                2.4         2.4         2.1         2.7
     Accretion of discount on debt                --         8.0         0.2         9.2
Other (income) expense, net                      0.6        (0.5)        0.7         0.3
                                               -----       -----       -----       -----

Loss before income taxes                        (8.6)      (30.5)      (16.8)      (35.8)
Provision for income taxes                       0.7         7.4         0.5         0.8
                                               -----       -----       -----       -----

Net loss                                        (9.3)      (37.9)      (17.3)      (36.6)
Accrued dividends on preferred stock              --        (3.0)       (4.1)       (2.9)
                                               -----       -----       -----       -----

Net loss attributable to common
     stockholders                               (9.3)%     (40.9)%     (21.4)%     (39.5)%
                                               =====       =====       =====       =====

REVENUE. Revenue for the quarter ended September 30, 2000 was $30.3 million compared to revenue of $23.6 million for the quarter ended September 30, 1999, an increase of $6.8 million or 28.7%. Revenue increased by $22.5 million or 34.7% to $87.4 million for the nine months ended September 30, 2000 as compared to $64.9 million for the same period of the prior year. These increases result from both an increase in the number of customers as well as an increase in project size during 2000 as compared to 1999. In addition, results for 2000 also reflected revenue derived from the operations of International Language Engineering Corporation ("ILE") which was only included for six of the nine months ended September 30, 1999.

COST OF REVENUE. Cost of revenue consists primarily of outsourcing expense incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. As a percentage of revenue, cost of revenue decreased to 59.7% for the quarter ended September 30, 2000 as compared to 65.8% for the corresponding period of the prior year. For the nine months ended September 30, 2000, cost of revenue decreased to 63.3% as a percentage of revenue from 68.7% from the corresponding nine months of the prior year. These decreases are primarily attributable to decreased outsourcing costs as INT'L.com adopted the Lionbridge outsourcing pricing structure in fiscal 2000 as well as a reduction in the internal cost of sales due to the consolidation of certain offices in the first nine months of 2000.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, and promotional expenses. Sales and marketing costs of $2.8 million for the quarter ended September 30, 2000 were relatively consistent with the corresponding quarter of the previous year. We expect sales and marketing costs to increase in future periods as we increase our sales force, expand marketing efforts and consider alternate sales channels. For the nine months ended September 30, 2000, sales and marketing expenses increased 17.0% to $8.5 million from $7.2 million for the nine months ended September 30, 1999. These increases were primarily due to expenses associated with the continued hiring of additional direct sales personnel. As a percentage of revenue, sales and marketing expenses decreased to 9.2% in the third quarter of 2000 from 11.1% in the corresponding period in 1999 and decreased to 9.7% during the first nine months of 2000 from 11.1% during the nine months ended September 30, 1999 as a result of the rate of revenue growth during these periods exceeding the corresponding rate of increase in sales and marketing expense.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits; facilities costs, including depreciation and amortization; information systems costs; professional fees; travel; and all other site and corporate costs. General and administrative expenses of $8.0 million for the three months ended September 30, 2000 are relatively consistent with the expenses incurred during the three months ended September 30, 1999 due to operating efficiencies gained through our mergers with INT'L.com and Harvard Translations. General and administrative expenses for the nine months ended September 30, 2000 increased 12.7% to $24.0 million from $21.3 million during the corresponding period of 1999, primarily due to ILE which was purchased in April 1999. As a percentage of revenue, general and administrative expenses decreased from 32.9% to 27.6% for the nine-month periods ended September 30, 2000 and 1999 due primarily to the increases noted above offset by the impact of the increase in total revenue.

RESEARCH AND DEVELOPMENT. Research and development expenses relate to ForeignDesk(R) and LionTrack(TM), our proprietary translation memory and internal workflow systems which comprise the Lionbridge Globalization Platform, and include salaries and associated employee benefits and third-party contractor expenses. Research and development expenses of $605,000 for the quarter ended September 30, 2000 decreased 18.9% from the corresponding quarter of the previous year due to lower usage of third-party contractors. For the nine months ended September 30, 2000, research and development expenses increased 41.3% to $1.9 million from $1.3 million for the nine months ended September 30, 1999, as LionTrack development efforts commenced during the first quarter of 1999.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Amortization of acquisition-related intangible assets consists of amortization of goodwill and other intangible assets resulting from acquired businesses. Amortization expense of $1.6 million for the three months ended September 30, 2000 was consistent with $1.6 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, amortization expense increased to $4.8 million or 13.7% over the nine months ended September 30, 1999. This increase was primarily due to the amortization of goodwill recognized on the acquisition of ILE which was only acquired in the second quarter of 1999.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Acquired in-process research and development expense of $300,000 in the second quarter of 1999 represents a portion of the ILE acquisition purchase price which was allocated to projects that had no alternative future use and had not yet reached technological feasibility and, therefore, was charged to operations at the acquisition date.

INTEREST EXPENSE. Interest expense represents interest payable on debt and the accretion of original issue discount on notes issued with detachable warrants. Interest expense decreased to $704,000 for the three months ended September 30, 2000 as compared to $2.4 million for the three months ended September 30, 1999. Interest expense was $2.1 million for the nine months ended September 30, 2000 versus $7.7 million for the corresponding period of 1999. These decreases were principally due to a decrease in the accretion of the original issue discount on notes issued in 1999 from $1.9 million to $0 and from $6.0 million to $212,000 for the three- and nine-month periods ended September 30, 1999 and 2000, respectively.

PROVISION FOR INCOME TAXES. The provision for income taxes for the three and nine months ended September 30, 2000 represents taxes generated in foreign jurisdictions for which U.S. tax credit utilization is currently uncertain. We recorded no tax benefit for losses generated during these periods due to the uncertainty of realizing any benefit. In the three months ended September 30, 1999, INT'L.com recorded a tax provision of $1.6 million, offsetting tax benefits previously recorded in 1999 as management reassessed the probable utilization of these benefits against future taxable income. In addition, in 1999 Lionbridge also recorded tax provisions for foreign taxes of its other subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

We have a commercial credit facility that allows Lionbridge to borrow up to $5.0 million, expiring in January 2001. The facility requires Lionbridge to maintain certain financial covenants and restricts the payment of dividends. The facility bears interest at prime plus 2.5% (12.0% at September 30, 2000) and is collateralized by accounts receivable and work in process of INT'L.com. As of September 30, 2000, $1.8 million was outstanding under the facility.

We are in the process of negotiating an extension to our line of credit with a commercial bank on similar terms to our facility with that bank that expired on October 20, 2000. That facility required Lionbridge to maintain certain financial covenants and restricted the payment of dividends. The facility bore interest at prime plus 1% and was collateralized by certain accounts receivable and work in process. On November 9, 2000, the commercial bank indicated in a letter that it did not intend to call the $7.0 million balance outstanding on the expired line of credit. Lionbridge believes that we will be able to complete our negotiations with the commercial bank and secure a facility of at least $8.0 million on terms essentially the same as the expired line of credit. However, there can be no guarantee that a facility for this amount and with these terms will be obtained.

Cash increased to $19.2 million at September 30, 2000 from $12.4 million at December 31, 1999. Net cash used in operating activities was $5.0 million and $8.4 million for the nine-month periods ended September 30, 2000 and 1999, respectively. These usages were attributable to funding of operating losses resulting from growth in revenue and operations. Net cash used in investing activities was $4.1 million for the nine months ended September 30, 2000 as compared to $5.3 million for the corresponding period of 1999. Investing activities for these periods were primarily purchases of equipment and the acquisitions of certain assets of the language services operation of Nortel Networks Corporation in 2000 and VeriTest and ILE in 1999. Net cash provided by financing activities was $16.6 million and $26.2 million in the first nine months of 2000 and 1999, respectively. The primary financing activity in the nine-month period ended September 30, 2000 was the issuance of 1,500,000 shares of common stock at $8.50 per share in a private placement in June 2000 for total consideration of approximately $12.8 million, with additional resources being provided by borrowings against our bank lines of credit. The primary financing activity in the nine months ended September 30, 1999 was the completion of our initial public offering as well as the issuance of the subordinated debt and borrowing against our bank lines of credit.

As of September 30, 2000, we had cash of $19.2 million and an additional $3.2 million available for borrowing under the commercial credit facility. Our future financing requirements will depend upon a number of factors, including our operating performance and increases in operating expenses associated with growth in our business. We anticipate that our present cash position and available financing should provide adequate cash to fund our currently anticipated cash needs through at least the next 12 months. We cannot be assured that additional financing, if needed, will be available to Lionbridge at terms acceptable to us, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended on July 7, 1999 by the issuance of SFAS No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for Lionbridge, and we do not expect its adoption to have a material impact on our financial position or results of operations.

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

In September 2000, the FASB issued SFAS No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -a replacement of FASB Statement No. 125." SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Lionbridge does not expect the application of SFAS 140 to have a material impact on our financial position or results of operations.

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

FOREIGN CURRENCY EXCHANGE RATE RISK. The majority of our contracts with clients are denominated in U.S. dollars. However, 39% and 32% of our costs and expenses for the nine months ended September 30, 2000 and 1999, respectively, were denominated in foreign currencies. Forty-one percent and 35% of our assets were recorded in foreign currencies as of September 30, 2000 and December 31, 1999, respectively. Twenty-four percent and 17% of our liabilities were recorded in foreign currencies as of September 30, 2000 and December 31, 1999, respectively. Therefore, we are exposed to foreign currency exchange risks. We have not historically tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations, particularly with respect to the Euro.

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

Lionbridge has used $16.1 million of the proceeds of the offering to redeem shares of Series B redeemable preferred stock, $6.0 million to repay subordinated notes, $2.5 million to purchase certain assets of the language services operation of Nortel Networks Corporation, approximately $1.6 million to purchase fixed assets, and approximately $5.0 million for working capital. The remainder of the proceeds are intended to be used for working capital and general corporate purposes. Lionbridge paid approximately $15.4 million of the net proceeds of the offering to officers and other affiliates of Lionbridge to redeem shares of our Series B redeemable preferred stock and paid $6.0 million to affiliates of Lionbridge to repay our senior subordinated notes held by those affiliates.

On June 29, 2000, we sold an aggregate of 1,500,000 shares of our common stock to investors at $8.50 per share for an aggregate consideration of $12.8 million in a private placement pursuant to a stock purchase agreement by and among the investors and us. Based on the representations of the investing parties that all such parties were "accredited" (as such term is defined in Rule 501 of the Securities Act of 1933) and that the parties were acquiring our shares of common stock for investment and not with a view to the distribution thereof, we consummated a private placement of the 1,500,000 shares of our common stock pursuant to Regulation D, Rule 506 of the Securities Act of 1933. There were no underwriters or placement agents involved in such private placement transaction. These shares of common stock were covered by the Company's registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-46852) on October 13, 2000.

The terms of our commercial bank credit facilities prohibit the payment of cash dividends to us by our European subsidiaries and contain other working capital restrictions. In addition, the terms of our subordinated debt agreements prohibit us from paying any dividends to our stockholders and also contain other working capital restrictions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

              Exhibit
               Number        Description
              -------        ------------
                  10.1       Agreement between Lionbridge Technologies, Inc. and
                             Christoph Heck dated as of September 29, 2000.

                  10.2 Loan Document Modification Agreement Number 9 dated as of July 20, 2000 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies, Inc. and Silicon Valley Bank.

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

                                     LIONBRIDGE TECHNOLOGIES, INC.

Dated:  November 13, 2000     By: /s/ Stephen J. Lifshatz
                                  -------------------------------------------
                                        Stephen J. Lifshatz
                                        Senior Vice President, Chief Financial
                                        Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)

                                  EXHIBIT INDEX

              EXHIBIT
               NUMBER        DESCRIPTION
              -------        -----------
                  10.1       Agreement between Lionbridge Technologies, Inc. and
                             Christoph Heck dated as of September 29, 2000.

                  10.2 Loan Document Modification Agreement Number 9 dated as of July 20, 2000 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies, Inc. and Silicon Valley Bank.

                  27.1       Financial Data Schedule.