Form 10-K405
period 2000-12-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2001-04-02
CIK 1058299

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the fiscal year ended: December 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                       Commission File Number 000-26933

                         LIONBRIDGE TECHNOLOGIES, INC.
            (Exact Name of registrant as specified in its charter)

              DELAWARE                                 04-3398462
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification Number)


   950 Winter Street, Waltham, MA                         02451
   (Address of principal executive                      (Zip Code)
              offices)

      Registrant's telephone number, including area code: (781) 434-6000

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 15, 2001, was approximately $62 million (based on the closing price of the registrant's Common Stock on March 15, 2001, of $3.875 per share).

  The number of shares outstanding of the registrant's $.01 par value Common Stock as of March 15, 2001 was 28,038,697.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Lionbridge intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. Portions of such proxy statement are incorporated by reference into Part III of this Report.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                         LIONBRIDGE TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
 Part I
 Item 1.  Business..................................................       3
 Item 2.  Properties................................................       9
 Item 3.  Legal Proceedings.........................................       9
 Item 4.  Submission of Matters to a Vote of Security Holders.......       9

 Part II
 Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters......................................       9
 Item 6.  Selected Consolidated Financial Data......................      10
 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................      11
 Item 7A. Quantitative and Qualitative Disclosures About Market
           Risk.....................................................      26
 Item 8.  Financial Statements and Supplementary Data...............      26
 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure......................      26

 Part III
 Item 10. Directors and Executive Officers of the Registrant........      27
 Item 11. Executive Compensation....................................      27
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management of Lionbridge.................................      27
 Item 13. Certain Relationships and Related Transactions............      27

 Part IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.................................................      27

 SIGNATURES..........................................................    S-1

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

Item 1. Business

General

  Lionbridge is a leading provider of globalization services to Global 2000 and emerging companies in industries such as technology, telecommunications, life sciences, and financial services. We also provide functionality, compatibility, and logo certification testing services through our global network of VeriTest labs. Our full suite of services allows our clients to outsource their critical globalization needs and improve the quality, consistency, and timeliness of their international offerings. Lionbridge serves as globalization partner throughout a client's product development and support lifecycle and offers the following key benefits to our clients:

  In-Depth Globalization Expertise. We possess significant globalization expertise that helps our clients expand internationally. We have linguistic and technical expertise in over 30 languages which increases the accuracy and efficiency of our solutions. Along with our linguistic and technical expertise, we have the project management expertise to concurrently handle the localization of product and content in multiple languages. We are able to apply knowledge learned from localizing product or content in one language of a given project to the localization of the product or content in the other languages required for the same project as well as knowledge from one language to multiple localization projects in the same language. We have been able to utilize our global expertise from our client engagements around the world to better serve our clients across all industries.

  Leading Globalization Technologies. Lionbridge is committed to identifying and developing globalization technologies. The Lionbridge Globalization Platform is Lionbridge's proprietary internal workflow and language management system. The Lionbridge Globalization Platform is a suite of integrated technologies used to adapt content to a target locale's technical, linguistic, and cultural expectations and thereafter manage that content on a real-time basis. Lionbridge's expertise also extends to our patented language automation translation technology. Through these technologies, we are able to provide advanced globalization solutions to our clients.

  Integrated Full-Service Offering. Lionbridge offers a full suite of globalization services comprised of strategic consulting, linguistic and technical implementation, product testing, and ongoing multilingual content management. Our enterprise-wide services address the full range of globalization needs of our clients' customers, suppliers, and employees. Our functionality and compatibility testing assure that our clients' products work as intended and interoperate as required, while our logo certification testing confirms that independent software vendors' applications properly interact with those of the platform vendor. Thus, our end-to-end service offering allows our clients to work with a single outsource provider, which results in time and cost savings benefits to our clients.

  Established Global Presence. Lionbridge operates 20 localization and testing centers in eleven countries throughout the world. We believe our strong geographic coverage allows us to better serve clients on a local basis, helping to forge strong, long-term client relationships and service the widespread offices of our clients, their customers and vendors. In addition to over 750 consulting and service professionals, we maintain a global network of over 2,500 third-party translators. This global network of translators provides us with local-country linguistic and cultural expertise in many languages and cultures and enables us to handle larger, more complex engagements.

  Industry Expertise. Lionbridge has developed significant globalization expertise in targeted industries by offering services that accommodate the various needs of organizations in these industries. We currently organize our delivery of services into four primary industry groups: technology, telecommunications, life sciences and financial services. We leverage our expertise in these industries across the entire company to provide clients the full value of our expertise.

  Lionbridge, through our predecessor and current wholly owned subsidiary, Lionbridge America, Inc., was incorporated in Delaware in September 1996. Our principal executive offices are located at 950 Winter Street, Waltham, Massachusetts 02451, our telephone number is (781) 434-6000, and our Web site is www.lionbridge.com.

Recent Developments

  In January 2001, Lionbridge acquired Quality Group Labs, Inc., a provider of testing services based in Massachusetts, for total initial consideration of approximately $762,000, comprised of $250,000 of cash and 163,874 shares of Lionbridge common stock valued at $512,000. The transaction will be accounted for using the purchase method of accounting. Lionbridge has the right to repurchase up to 89,386 shares of the common stock issued as part of the acquisition at a price of $0.01 per share, dependent on future operating performance of the former Quality Group Labs, Inc. through December 31, 2001.

  In March 2001, Lionbridge entered into an agreement to acquire Data Dimensions, Inc. ("Data Dimensions"), a publicly traded provider of quality assurance and testing services based in Bellevue, Washington, with operations in the United States, Ireland and Great Britain. The transaction is intended to be a tax-free, stock-for-stock transaction, accounted for using the purchase method of accounting. We will issue approximately 2,600,000 shares of our common stock in exchange for all of the outstanding shares of common stock of Data Dimensions and up to approximately 450,000 additional shares of our common stock upon the exercise of outstanding options and warrants of Data Dimensions being assumed by Lionbridge. We expect the acquisition to be consummated in the second quarter of 2001.

Lionbridge Services

  We provide a full suite of globalization services to businesses to improve the quality, consistency, and timeliness of their international product releases, technical support, training materials, and sales and marketing information. Our globalization services consist of the following:

  Strategic Consulting Services. We provide strategic globalization consulting services throughout the client's product life cycle which are geared towards making the client and their globalization activities more successful. These service include:

  . Web Globalization Audits. We analyze Web site infrastructure, design, and content with respect to issues ranging from cultural appropriateness to localization of content;

  . Authoring and Design. We assist clients in writing the copy for and the design of product packaging and user manuals, which enables more efficient downstream localization activities by controlling initial content development;

  . Content Design. We enable clients to properly design their content repositories in order to facilitate translation into multiple languages as well as multiple delivery options;

  . Global Identity Consulting. We provide analysis and assistance on the cultural fit of product naming and identity in a particular country; and

  . ChinaConnect. Our ChinaConnect consulting services range from content identification through development and deployment of multilingual Web sites. Our services generally focus on those China- or Taiwan-based clients who are creating their initial Web sites as a means to attract customers who may not speak their local languages. Therefore, ChinaConnect also has a large linguistic and technical implementation component in addition to strategic consulting.

  Linguistic and Technical Implementation Services. We provide the following linguistic and technical implementation services:

  . Localization. Lionbridge creates foreign language versions of our clients' products, content, and software applications, including the user interface, on-line help systems, documentation, technical support databases, training materials, and sales and marketing information. We provide our clients with re-engineered, fully tested, and culturally adapted multilingual versions of their products and applications. Lionbridge uses a combination of internal and external translators, as well as translation software, for our localization services. We have approximately 175 translators and editors who are employees and established relationships with a global network of over 2,500 third-party, local-country translators, including independent agencies and freelance professionals. We also use translation memory software to identify previously translated material for re-use. Our Rapid Globalization Methodology standardizes processes, defines key activities, and specifies goals for each localization project enabling us to deliver high quality, localized versions of products and related materials across multiple languages and cultures in a timely fashion.

  . Internationalization. Lionbridge provides source code analysis and engineering services that enable software and Web application source code to be compatible with country-specific operating systems and localized software. Internationalization services are particularly critical when working with non-Roman languages such as in Asia and the Middle East. Internationalization may include re-engineering source code through a complex and highly specialized process to support the "double byte" character set requirements of the Japanese, Chinese and Korean languages, solving display issues for bi-directional languages such as Arabic or Hebrew, or making software compliant with the Unicode standard, which is a global standard for representing dozens of languages.

  . Multilingual Technical Publishing. We localize user manuals, marketing and training materials and other product support information using a variety of desktop publishing and graphics software. Using our proprietary workflow technology included in the Lionbridge Globalization Platform, multiple language versions are simultaneously delivered to our clients in formats ready for printing or Internet delivery.

  Comprehensive Testing Services. As products are deployed throughout the world, localized platforms can add complexity not existing in the originating version. We test not only hardware and software products, but also Web sites. Through our VeriTest division and its global network of labs, we provide the following comprehensive testing services:

  . Functionality Testing. Lionbridge provides functionality and stress testing of our clients' products. Early in product development cycles, Lionbridge can assist software developers with compatibility or functional testing, assuring that the product works as intended and interoperates as required. In addition, as many of Lionbridge's clients across all industries deploy Web sites, there may be uncertainty understanding how much volume these Web sites can accommodate. Lionbridge's worldwide infrastructure enables us to provide real world concurrent testing from multiple locations to test the capabilities of a specific site under a number of scenarios.

  . Multilingual Product Testing. We provide localization testing, and software, hardware, and telecommunications internationalization testing, through our global network of VeriTest labs. Localization testing provides an opportunity to uncover errors that may result during the localization process before the product is placed into production and into the hands of end users. The goal of localization testing is to ensure that local language versions of the product perform consistently with the source language version. Internationalization testing is necessary to ensure that localized products function properly in the local hardware and software environment, including local operating systems, peripheral devices, and networking and communication standards.

  . Logo Certification. Lionbridge, under our VeriTest brand, provides logo certification programs for many leading software companies, including Autodesk, BMC Software, Microsoft and Oracle. These sponsoring companies retain Lionbridge to develop and administer test criteria that independent software vendors must satisfy before they may display the sponsor's logo (such as Microsoft's Certified for Windows 2000) on their products. These certification tests confirm that independent software vendors' applications properly interact with those of the platform vendor. The logo is an indication to consumers of software quality and compatibility. Other Lionbridge logo programs include |Built with Object ARX (Autodesk), BMC Certified for Patrol, Designed for Microsoft Windows NT and Windows 98, and Oracle E-certified Warehouse.

  Multilingual Content Management Services. We provide multilingual content management services which consist of the continuous updating and other ongoing management of our clients' localized software products and multilingual Web content. By utilizing our proprietary technology and integrating our processes and infrastructure with our clients' content management processes and technology, we are able to manage the localization process in a semi-automated manner for large volumes of content. Our multilingual content management services range from the localization of streaming content and rolling software product releases to the continuous updating of business information and other localized database content. Examples of client content requiring these types of globalization services include: a continuously updating on-line support site maintained in multiple languages; a learning program which is constantly updated to reflect the latest products and terminology; a marketing product database which is constantly evolving; and an e-commerce site with rapidly changing products.

  As corporate Web sites become an integrated global resource, our clients are increasingly using the Internet to deliver products, technical support, training materials, and sales and marketing information. Our globalization services help our clients maintain the quality and consistency of their Web-based products and content in multiple languages and cultures. Our globalization service offerings support our clients' Web-based initiatives in the following ways:

  . eRelease. With the emergence of the Internet, our software clients are redesigning their products as Web components and applications, then releasing them and providing continuous updates over the Internet. We provide the methodology and workflow systems to support continuous release of multilingual products and updates via the Web.

  . eSupport. We offer localization and maintenance of technical support Web sites, including frequently asked questions, product specifications, white papers, and technical support databases. As our clients continuously update this Web-based information, we automatically update the multilingual versions as well. We have also begun to assist our clients in providing local language responses to technical support questions through e-mail.

  . eLearning. Our multilingual eLearning services enable our clients to provide updated training materials on the Web in multiple languages and culturally appropriate formats as they move from instructor-led classroom training to Internet distance learning.

  . eCommerce. We localize Web-deployed products and information including sales and marketing materials, analyst reports, and on-line retail catalogs. Our services support continuous updates and revisions to these materials.

  See Note 13 of Notes to Consolidated Financial Statements included as part of Item 14 of this Form 10-K for financial information relating to Lionbridge's operating segments and geographic areas of operation.

Sales and Marketing

  Substantially all of Lionbridge's revenue has been generated through our dedicated direct sales force. We currently have more than 50 direct sales professionals based in the United States, Europe and Asia who sell the full range of Lionbridge globalization services. Our sales approach is highly consultative and often involves planning for an organization's ongoing requirements, including future versions of products, and ongoing support, maintenance, and training, related to both traditional and Web deployment. There are often several different functional areas within the same organization that require one or more of our services. Many of our clients do not coordinate these purchases but buy these services at the department head level. As a result, our sales professionals may call on several functional departments and at various management levels within the same client organization.

  Lionbridge's marketing efforts are designed to create brand recognition and demand for Lionbridge services throughout the world. Marketing programs include targeted industry and solution-specific advertising campaigns, trade show participation, speaking engagements, and promotion of customer success stories. We plan to continue to expand our sales and marketing activities.

Clients

  Lionbridge clients are generally Global 2000 and emerging companies in the technology, telecommunications, life sciences and financial services industries. During the year ended December 31, 2000, we have provided services to more than 500 clients worldwide. The following companies are representative Lionbridge clients, each of whom had purchased more than $1,000,000 in services from us in the year ended December 31, 2000:

  3 Com                        Informix                   Page Factory
  Cisco Systems                Intel                      Parametric Technology
  Cognos                       Microsoft                  Rational Software
  Hewlett Packard              Nortel Networks            SAP
  Hyperion                     Novell                     Schneider Automation
  IBM

  In 2000, Lionbridge's largest client accounted for approximately 9% of total revenue. In 2000, 1999 and 1998, our five largest clients accounted for approximately 33%, 29% and 32%, respectively, of revenue.

Competition

  Lionbridge provides a broad range of globalization and multilingual Internet service offerings to our clients. The market for our services is highly fragmented, and we have many competitors. Our current competitors include the following:

  . Localization or translation services providers such as Berlitz International, Bowne & Co., SDL Limited and regional vendors of translation services specializing in specific languages in particular geographic areas. More recently, companies which provide tool subsets or specific services have entered the market, including eTranslate, Idiom, Uniscape, and others;

  . Independent testing labs providing testing and logo certification services such as National Software Testing Laboratories (a division of CMP Media), and Keylabs (a subsidiary of Exodus Communications); and

  . Internal localization departments of Global 2000 and large emerging companies.

  We may also face competition from a number of other companies in the future, including some companies that currently seek localization services from us. As businesses shift from telephonic support centers to Web-based support, technical support call centers and others that currently provide traditional outsourcing services may decide to provide comparable globalization services over the Internet. Other potential entrants into Lionbridge's market include Web consulting companies who are being asked by their customers to assist them with international Web deployments. Currently, these companies are often requesting localization assistance from Lionbridge. Over time, however, they may determine to expand into localization to directly serve their customers' requirements. Additionally, as hosting companies expand internationally and require localization of the content they host, these companies may expand to provide localization services themselves. As content management providers are brought international by their customers, they will be required to assist their customers with maintaining a multilingual database. While today they are often working with us to assist in meeting their customers' needs, it is possible that over time they will expand into offering competitive services.

  There are relatively few barriers preventing companies from competing with us. Our technology does not preclude or inhibit others from entering our market. As a result, new market entrants potentially pose a threat to our business. While we presently use translation memory software licensed from third parties in our localization process, and to a lesser extent machine translation software also licensed from third parties, these technologies may improve and become sophisticated enough to compete with our localization service offering.

  Lionbridge believes the principal competitive factors in providing our services include project management expertise, quality and speed of service delivery, vertical industry expertise, the ability to provide clients end-to-end globalization solutions, expertise and presence in certain geographic areas, corporate reputation, and expertise in Internet-related services. We believe we have competed favorably with respect to these factors and have developed a strong reputation in our industry. However, we cannot assure you that we will be able to do so in the future.

Intellectual Property Rights

  Our success is dependent, in part, upon our proprietary Rapid Globalization Methodology, our Lionbridge Globalization Platform connectivity, workflow, language automation, and portal technologies, and other intellectual property rights. We have patents or patent applications pending relating to our language automation translation memory engine. Lionbridge relies on a combination of trade secret, license, nondisclosure and other contractual agreements, and copyright and trademark laws to protect our intellectual property rights. Existing trade secret and copyright laws afford us only limited protection. We enter into confidentiality agreements with our employees, require that our outside consultants and generally our clients enter into these agreements, and limit access to and distribution of our proprietary information. We cannot assure you that these arrangements will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

Human Resources

  As of December 31, 2000, we had 1,062 employees. Of these, 750 were consulting and service delivery professionals and 312 were management and administrative personnel performing marketing, sales, operations, process and technology, research and development, finance, accounting, and administrative functions.

  We have been successful in hiring individuals with leading-edge technical skills and project management experience. In addition, Lionbridge is committed to employee training and retention. Lionbridge has a dedicated knowledge management team that initiates and oversees the training and development of Lionbridge consulting and service delivery professionals. Key organizational development initiatives include ongoing technical and project management classes as well as career path management and guidance. We plan to continue to invest in attracting qualified employees.

  Most employees are eligible to participate in our stock option program, under which we make annual grants in varying amounts to our employees based upon their position and individual contribution to the company. Additionally, substantially all of our employees are eligible to participate in our employee stock purchase program.

  Lionbridge's employees in Paris, France are represented by a labor union, and we have works councils in The Netherlands and Germany. We have never experienced a work stoppage. We believe that our employee relations are good.

Item 2. Properties

  We maintain offices in the United States, Canada, Brazil, Ireland, France, Germany, The Netherlands, China, Japan, Taiwan and South Korea. We maintain sales offices in Charlotte, North Carolina and the metropolitan areas of Albuquerque, Chicago, Seattle, Houston, Los Angeles, San Francisco and New York in the United States; Dublin, Ireland; Paris, France; Rendsburg and Hamburg, Germany; Beijing, China; and Tokyo, Japan.

  Lionbridge's headquarters and principal administrative, finance, legal, and marketing operations are located in leased office space in Waltham, Massachusetts. Lionbridge's lease is for a term of 3 years and expires on August 1, 2002. Lionbridge maintains a facility in metropolitan Dublin, Ireland and leases three floors under three separate leases expiring between September 14, 2025 and March 1, 2026. We also maintain an operations center in Framingham, Massachusetts under a lease with a 6-year term that expires in February 2002. We expect that we may need additional space as our business expands and believe that we will be able to obtain additional space as needed on commercially reasonable terms.

Item 3. Legal Proceedings

  Lionbridge is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

  On October 5, 2000, Lionbridge held a Special Meeting of Stockholders. At the meeting, the stockholders approved an amendment to Lionbridge's 1998 Stock Plan (the "Plan") to increase the maximum number of shares available for issuance under the Plan. 17,276,458 votes were cast for the proposal to amend the Plan and 344,083 votes were cast against, with 31,627 abstentions and no broker non-votes.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Lionbridge commenced our initial public offering of common stock on August 20, 1999 at a price to the public of $10.00 per share. As of March 16, 2001, there were approximately 213 holders of record of Lionbridge's common stock. Lionbridge's common stock is listed and traded on the Nasdaq National Market under the symbol "LIOX."

  The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock since Lionbridge's initial public offering, all as reported by the Nasdaq National Market. The quotations represent interdealer quotations, without adjustments for retail mark ups, mark downs, or commissions, and may not necessarily represent actual transactions.

                                                                High     Low
                                                              -------- --------
   1999
   August 20, 1999--September 30, 1999....................... $37.3750 $10.3750
   Fourth Quarter............................................ $25.7500 $14.8125
   2000
   First Quarter............................................. $28.0000 $14.3750
   Second Quarter............................................ $15.8125 $ 7.2500
   Third Quarter............................................. $11.3750 $ 6.7500
   Fourth Quarter............................................ $10.5625 $ 2.2500

  Lionbridge has not paid any cash dividends on our common stock and currently intends to retain any future earnings for use in our business. In addition, the terms of our credit facilities with Silicon Valley Bank prohibit the payment of cash dividends to Lionbridge by our European subsidiaries and the terms of the subordinated notes held by Capital Resource Lenders and two Morgan Stanley limited partnerships prohibit Lionbridge from paying any dividends to our stockholders. Accordingly, we do not anticipate that any cash dividends will be declared or paid on the common stock in the foreseeable future.

Recent Sales of Unregistered Securities

  During the fiscal year ended December 31, 2000, Lionbridge issued the following securities that were not registered under the Securities Act of 1933, as amended:

 Issuances of Capital Stock

  In May 2000, Lionbridge acquired Harvard Translations, Inc. ("Harvard Translations"). In connection with the acquisition and pursuant to the terms of the Agreement and Plan of Reorganization dated March 30, 2000, Lionbridge issued an aggregate of 285,865 shares of Lionbridge common stock and $5.21 in cash in lieu of fractional shares to the sole shareholder of Harvard Translations as consideration for all of the outstanding capital stock of Harvard Translations and payment in full of an approximately $203,000 obligation of Harvard Translations.

  No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 6. Selected Consolidated Financial Data

  Lionbridge was incorporated on September 11, 1996 and commenced operations on December 23, 1996 through the acquisition of the localization businesses of Stream International Holdings, Inc. ("Stream") in France, Ireland, and The Netherlands.

  The following selected consolidated financial data reflects the combined results of operations and financial position of Lionbridge, INT'L.com, Inc. ("INT'L.com"), which was acquired by Lionbridge on May 22, 2000, and Harvard Translations, which was acquired by Lionbridge on May 18, 2000, restated for all periods presented pursuant to the pooling-of-interests method of accounting. These mergers are more fully described in Note 4 to Lionbridge's audited consolidated financial statements included as part of Item 14 of this Form 10-K.

  The selected consolidated financial data as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 have been derived from the audited consolidated financial statements of Lionbridge which appear as part of Item 14 of this Form 10-K. The selected consolidated financial data for the year ended December 31, 1997 have been derived from the audited consolidated financial statements included in Lionbridge's report on Form 8-K/A filed with the Securities and Exchange Commission on July 31, 2000.

  The selected consolidated financial data for the year ended December 31, 1996 combines the financial statements of The Localization Businesses of Stream in Ireland, The Netherlands and France, INT'L.com and Harvard Translations for this period. The results of operations of Lionbridge for the period from inception (September 11, 1996) to December 31, 1996 are immaterial, consisting of no revenues, general and administrative expenses of $158,000, interest expense of $1,000, and a net loss of $159,000. As a result, we do not present selected consolidated financial data of Lionbridge for this period.

  The historical results presented are not necessarily indicative of future results. You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in this Form 10-K.

                                          Year Ended December 31,
                               -------------------------------------------------
                                 2000      1999     1998     1997      1996(1)
                               --------  --------  -------  -------  -----------
                                   (In thousands, except per share data)
                                                                     (unaudited)
Consolidated Statement of
 Operations Data:
Revenue......................  $115,149  $ 88,764  $59,754  $39,443    $39,069
Cost of revenue..............    72,746    62,644   39,885   27,211     30,829
                               --------  --------  -------  -------    -------
 Gross profit................    42,403    26,120   19,869   12,232      8,240
                               --------  --------  -------  -------    -------
Operating expenses:
 Sales and marketing.........    11,384    10,141    5,053    2,334        --
 General and administrative..    33,143    29,222   16,393   12,211      7,147
 Research and development....     2,518     2,216      265      202        --
 Amortization of acquisition-
  related intangible assets..     6,503     6,113    2,445    4,400        --
 Merger, restructuring and
  other charges..............     4,266     1,197      501      541        --
 Acquired in-process research
  and development............       --        300      --       --         --
 Stock-based compensation....       799       730      --       --         --
                               --------  --------  -------  -------    -------
 Total operating expenses....    58,613    49,919   24,657   19,688      7,147
                               --------  --------  -------  -------    -------
Income (loss) from
 operations..................   (16,210)  (23,799)  (4,788)  (7,456)     1,093
Interest expense:
 Interest on outstanding
  debt.......................     2,523     2,349      816      156        181
 Accretion of discount on
  debt.......................       212     6,009      --       --         --
Other (income) expense, net..       714       351      (69)     475         72
                               --------  --------  -------  -------    -------
Income (loss) before income
 taxes.......................   (19,659)  (32,508)  (5,535)  (8,087)       840
Provision for (benefit from)
 income taxes................       616       699     (306)     (39)       379
                               --------  --------  -------  -------    -------
Net income (loss)............   (20,275)  (33,207)  (5,229)  (8,048)       461
Accrued dividends on
 preferred stock.............     3,574     2,397    1,248    1,062        --
                               --------  --------  -------  -------    -------
Net income (loss)
 attributable to common
 stockholders................  $(23,849) $(35,604) $(6,477) $(9,110)   $   461
                               ========  ========  =======  =======    =======
Basic and diluted net loss
 per share attributable to
 common stockholders(2)......  $  (0.96) $  (3.08) $ (1.64) $ (3.29)
Shares used in computing
 basic and diluted net loss
 per share attributable to
 common stockholders.........    24,871    11,560    3,938    2,770

- --------
(1) Sales and marketing expenses for 1996 are included in general and administrative expenses.
(2) See Note 2 to Lionbridge's consolidated financial statements for an explanation of the basis used to calculate net loss per share attributable to common stockholders.

                                                December 31,
                                  --------------------------------------------
                                   2000     1999      1998     1997     1996
                                  ------- --------  --------  -------  -------
                                               (In thousands)
Balance Sheet Data:
Cash and cash equivalents........ $16,741 $ 12,350  $  1,199  $ 1,476  $ 1,934
Working capital (deficit)........   4,235   (1,660)   (4,403)    (350)   5,006
Total assets.....................  62,046   60,695    34,591   23,295   32,422
Long-term debt, less current
 portion.........................  13,265   15,472     3,703      209      169
Capital lease obligations, less
 current portion.................     114      307       240      --       --
Redeemable preferred stock.......     --    19,787    23,765   14,356   13,673
Stockholders' equity (deficit)...  11,184  (10,742)  (18,279)  (6,541)   1,783

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

Overview

  Lionbridge provides globalization services to Global 2000 and emerging companies. Founded in 1996, Lionbridge has clients in industries such as technology, telecommunications, life sciences, and financial services. Our services include strategic consulting, linguistic and technical implementation, product testing, and multilingual content management. Lionbridge manages some of our services under the VeriTest brand for functional and logo certification testing, the Harvard Translations brand for specialty translation and print/Web publishing services for the financial services and life sciences industries, and the ChinaConnect brand for Web integration services applicable to the Chinese-speaking market.

  Lionbridge's revenue is derived from project-by-project fees and, to a lesser extent, long-term service agreements. Projects are generally billed on a time and expense basis, and long-term service agreements are generally billed on the basis of minimum volume commitments. Revenue is recognized using the percentage-of-completion method of accounting, based on all costs incurred to date as a percentage of management's estimate of total costs of individual projects. The agreements entered into in connection with projects are generally terminable by clients upon 30 days' prior written notice. If a client terminates an agreement, it is required to pay Lionbridge for time and expenses incurred through the termination date. If clients terminate existing projects or if Lionbridge is unable to enter into new engagements, our financial condition and results of operations could be materially and adversely affected.

  Lionbridge has experienced operating losses, as well as net losses, for each year of our operations as an independent company and, as of December 31, 2000, had an accumulated deficit of $79.3 million.

 Acquisitions

  We have grown our business through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2000 have resulted in the cumulative recognition of approximately $31.8 million of goodwill and other intangible assets on our balance sheet, which are generally being amortized over five years.

  In May 2000, Lionbridge acquired Harvard Translations, a company based in Massachusetts, by means of a merger. Upon the effective date of the merger, each outstanding share of Harvard Translations common stock was converted into the right to receive 3.8864 shares of Lionbridge common stock. In addition, long-term debt of Harvard Translations payable to its former sole stockholder in the amount of approximately $203,000 and all accrued interest thereon was paid in full by the issuance of 13,820 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 285,865 shares of Lionbridge common stock. Upon the completion of the acquisition, all outstanding options to purchase common stock of Harvard Translations were assumed by Lionbridge and converted into options to purchase common stock of Lionbridge under similar terms. The transaction was accounted for using the pooling-of-interests method of accounting.

  In May 2000, Lionbridge acquired INT'L.com, a company based in Massachusetts, by means of a merger. Upon the effective date of the merger,
(i) each outstanding share of INT'L.com Series A common stock, Series B common stock, Series A preferred stock and Series B preferred stock was converted into the right to receive 0.7567 shares of Lionbridge common stock, (ii) each outstanding share of INT'L.com Series C preferred stock was converted into the right to receive 5.4590 shares of Lionbridge common stock, (iii) each outstanding share of INT'L.com Series D preferred stock was converted into the right to receive 0.5472 shares of Lionbridge common stock, (iv) the $2.0 million of INT'L.com convertible debt and all accrued interest thereon was paid in full and cancelled in exchange for 109,158 shares of Lionbridge common stock, and (v) the $5.0 million of

INT'L.com subordinated debt and all accrued interest thereon was paid in full and cancelled in exchange for 258,360 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 8,302,960 shares of common stock. Upon the completion of the acquisition, all outstanding options to purchase common stock of INT'L.com were assumed by Lionbridge and converted into options to purchase common stock of Lionbridge under similar terms. The transaction was accounted for using the pooling-of-interests method of accounting.

  The financial information presented below reflects the combined financial position, operating results and cash flows of Lionbridge, Harvard Translations and INT'L.com and their subsidiaries as if they had been combined for all periods presented.

  In 1996, we acquired the localization businesses of Stream in Ireland, The Netherlands, and France. We acquired these businesses on December 23, 1996 for $11.3 million in cash and the assumption of $100,000 of liabilities. Our acquisition of the businesses was recorded as though the purchase had occurred on December 31, 1996, as the results of operations and changes in financial position between the actual date of the purchase and this date were immaterial. The acquisition was accounted for using the purchase method of accounting. In connection with this acquisition, we recorded $9.2 million of goodwill, which is being amortized over five years. Additionally, during 1997, we renegotiated an earlier agreement with Stream and purchased assets from three subsidiaries of Stream International which represented the localization businesses of Stream in Japan, China, South Korea and Taiwan. We paid approximately $100,000 in cash and assumed liabilities of $317,000 in exchange for these assets.

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

  In January 1998, Lionbridge acquired Japanese Language Services, Inc. ("JLS"), a company specializing in Japanese localization services with operations in the United States and Japan, for total initial consideration of $2.3 million consisting of cash of $2.2 million and 286,959 shares of common stock valued at $86,000. Subsequent to the acquisition date, Lionbridge paid a further $449,000 and issued 24,268 shares of common stock, valued at approximately $35,000, in connection with the purchase. The acquisition was accounted for using the purchase method of accounting. In connection with this acquisition, we have recorded $2.8 million of goodwill, which is being amortized over five years.

  In April 1998, Lionbridge acquired the business and assets of the Monterey, California-based localization services division of Lucent Technologies, Inc. for $1.0 million in cash. In connection with this acquisition, Lionbridge recorded $470,000 of goodwill, which is being amortized over five years.

  In May 1998, Lionbridge's wholly owned subsidiary, INT'L.com, acquired all of the assets and assumed certain liabilities of Sprache und Dokumentation GmbH ("S&D"), a company based in Germany, for total consideration of $512,000, consisting of cash of $200,000 and 72,575 shares of common stock valued at $312,000. The acquisition was accounted for using the purchase method of accounting. In connection with this acquisition, $589,000 of goodwill was recorded, which is being amortized over five years.

  In August 1998, Lionbridge's wholly owned subsidiary, INT'L.com, acquired Direct Language Communications, Inc. ("DLC"), a company based in California, for total consideration of approximately $3.2 million, consisting of 666,165 shares of common stock valued at $511,000, 867,047 shares of Series A convertible preferred stock valued at $1.8 million and 228,467 shares of Series B redeemable convertible preferred stock valued at $850,000. The acquisition was accounted for using the purchase method of accounting. In connection with this acquisition, $2.2 million of goodwill was recorded, which is being amortized over five years. In addition, warrants to purchase shares of DLC common stock were exchanged for warrants to purchase 206,998 shares of Lionbridge's common stock under similar terms. Warrants to purchase 10,170 shares of common stock were issued with an exercise price of $4.92 per share. Additionally, warrants to purchase 196,828 shares of common stock were issued with an exercise price of $1.43 per share. These warrants were exercised in full in May 2000.

  In January 1999, Lionbridge acquired all of the stock of VeriTest, Inc. ("VeriTest"), a California-based provider of contract and logo certification testing services. Lionbridge paid $3.3 million in cash and issued notes totaling $750,000 and 66,668 shares of our common stock valued at $344,000. Subsequent to the acquisition date, pursuant to terms of the original agreement, Lionbridge paid a further $900,000 in cash in connection with the purchase. The acquisition was accounted for using the purchase method of accounting. In connection with this acquisition, Lionbridge has recorded $4.1 million of goodwill, which is being amortized over five years.

  In April 1999, Lionbridge's wholly owned subsidiary, INT'L.com, acquired International Language Engineering Corporation ("ILE"), a company based in Colorado with additional operations in The Netherlands, for total consideration of $9.2 million, consisting of 1,983,017 shares of common stock valued at $3.4 million and 936,991 shares of Series D redeemable preferred stock valued at $5.8 million. In addition, long-term debt of ILE in the amount of $3.3 million was assumed. Upon the completion of the acquisition, all outstanding options to purchase common stock of ILE were exchanged for options to purchase common stock of INT'L.com under similar terms. The transaction was accounted for using the purchase method of accounting. In connection with this acquisition, $7.9 million of goodwill was recorded, which is being amortized over five years.

  At December 31, 1998, Lionbridge's wholly owned subsidiary, INT'L.com, had a 32.8% equity investment in Motus!, a French-based provider of localization and translation services. This investment was accounted for using the equity method, under which Lionbridge recorded its proportionate share of the (income) loss of Motus! as other (income) expense, net. On September 30, 1999, INT'L.com acquired the remaining shares of common stock of Motus! for $124,000 in cash and options to purchase 4,540 shares of common stock of the Company valued at $20,000. The transaction was accounted for using the purchase method of accounting. Goodwill of $217,000 was recorded in connection with this acquisition, which is being amortized over five years.

  In January 2000, Lionbridge acquired certain assets and operations of the language services operation of Nortel Networks Corporation ("Nortel") in Montreal and Ottawa, Canada; Beijing, China; Sao Paulo, Brazil; Sunrise, Florida; and Bogota, Colombia for total initial consideration of $2.5 million in cash. In connection with the acquisition, Nortel awarded a preferred vendor designation to Lionbridge as part of a three-year services agreement. The purchase agreement provides for certain contingent payments to be made by Lionbridge during the first three years of the services agreement, dependent on the level of revenues generated under the services agreement during those periods. No such contingent payments are due for the first year of the services agreement. Lionbridge recorded $323,000 of goodwill related to this acquisition, not including any additional amounts that may be paid in the future, which is being amortized over five years. The purchase was accounted for using the purchase method of accounting.

  We believe our acquisitions contributed to our growth by rapidly expanding our employee base, geographic coverage, client base, industry expertise, and technical skills. We anticipate that a material portion of our future growth will be accomplished by acquiring existing businesses. The success of this plan depends upon, among other things, our ability to integrate acquired personnel, operations, products, and technologies into our organization effectively; to retain and motivate key personnel of acquired businesses; and to retain customers of acquired firms. We cannot guarantee that we will be able to identify suitable acquisition opportunities, obtain any necessary financing on acceptable terms to finance any acquisitions, consummate any acquisitions, or successfully integrate acquired personnel and operations.

 Non-Cash Charges

  Deferred Compensation

  Lionbridge recorded deferred compensation of approximately $3.8 million in 1999, representing the difference between the exercise price of stock options granted to employees and the fair market value for accounting purposes of the underlying common stock at the date of the grant. The deferred compensation is being amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $1.5 million had been amortized and $584,000 had been reversed due to forfeitures of the underlying options at December 31, 2000. The amortization of deferred compensation is recorded as an operating expense and totaled

$799,000 and $730,000 for the years ended December 31, 2000 and 1999, respectively. We currently expect to amortize the following remaining amounts of deferred compensation as of December 31, 2000 in the fiscal periods ending:

   December 31, 2001................................................... $756,000
   December 31, 2002................................................... $756,000
   December 31, 2003................................................... $178,000

  Original Issue Discount on Debt

  Interest expense for the years ended December 31, 2000 and 1999 includes approximately $212,000 and $42,000, respectively, for the accretion of the original issue discount on $2.0 million of convertible promissory notes issued in August 1999 by our wholly owned subsidiary, INT'L.com. This discount represents the $254,000 value attributable to warrants to purchase 56,753 shares of common stock, at an exercise price of $1.45 per share, granted in connection with these notes. These warrants were fully exercised in May 2000 in connection with our merger with INT'L.com.

  Interest expense for the year ended December 31, 1999 includes approximately $6.0 million for the accretion of the original issue discount on $12.0 million of subordinated notes issued in the first quarter of 1999. This discount represents the $6.0 million value attributable to detachable warrants to purchase 1,533,260 shares of common stock, at an exercise price of $0.015 per share, granted in connection with this debt financing. As we were previously required to repay the subordinated notes in full upon the closing of our initial public offering, we recorded the expense of this discount on a straight-line basis over a six-month period from date of debt issuance to the date by which we expected the initial public offering to occur. Pursuant to an amendment of the debt agreements effective August 19, 1999, Lionbridge was required to redeem only $6.0 million of the subordinated notes upon the closing of our initial public offering of securities on August 25, 1999.

Results of Operations

  The following table sets forth certain consolidated financial data as a percentage of total revenues.

                                                           Year Ended
                                                          December 31,
                                                        ---------------------
                                                        2000    1999    1998
                                                        -----   -----   -----
Revenue................................................ 100.0%  100.0%  100.0%
Cost of revenue........................................  63.2    70.6    66.7
                                                        -----   -----   -----
  Gross profit.........................................  36.8    29.4    33.3
                                                        -----   -----   -----
Operating expenses:
  Sales and marketing..................................   9.9    11.4     8.5
  General and administrative...........................  28.8    33.0    27.5
  Research and development.............................   2.2     2.5     0.4
  Amortization of acquisition-related intangible
   assets..............................................   5.6     6.9     4.1
  Merger, restructuring and other charges..............   3.7     1.3     0.8
  Acquired in-process research and development.........   --      0.3     --
  Stock-based compensation.............................   0.7     0.8     --
                                                        -----   -----   -----
    Total operating expenses...........................  50.9    56.2    41.3
                                                        -----   -----   -----
Loss from operations................................... (14.1)  (26.8)   (8.0)
Interest expense:
  Interest on outstanding debt.........................   2.2     2.7     1.4
  Accretion of discount on debt........................   0.2     6.7     --
Other (income) expense, net............................   0.6     0.4    (0.1)
                                                        -----   -----   -----
Loss before income taxes............................... (17.1)  (36.6)   (9.3)
Provision for (benefit from) income taxes..............   0.5     0.8    (0.5)
                                                        -----   -----   -----
Net loss............................................... (17.6)% (37.4)%  (8.8)%
                                                        =====   =====   =====

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Revenue. In 2000, revenue increased 29.7% to $115.1 million from $88.8 million in 1999. This increase results from both an increase in the number of customers as well as an increase in project size during 2000 as compared to 1999. Additionally, results for 2000 reflected revenue derived from the operations acquired from Nortel in January 2000 which accounted for $6.4 million of the increase as well as the operations of ILE which were only included in 1999 for nine months.

  Cost of Revenue. Cost of revenue consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. As a percentage of revenue, cost of revenue was 63.2% in 2000, a decrease of 7.4% from the 70.6% level of 1999. These decreases are primarily attributable to decreased outsourcing costs as INT'L.com adopted the Lionbridge outsourcing pricing structure in the second half of 2000 as well as a reduction in the internal cost of sales due to the consolidation of certain offices in 2000.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, and promotional expenses. Sales and marketing costs increased 12.3% to $11.4 million in 2000 from $10.1 million in 1999. This increase was primarily due to expenses associated with the hiring of seven additional direct sales personnel in 2000. As a percentage of revenue, sales and marketing expenses decreased to 9.9% from 11.4% during 2000 as a result of the rate of revenue growth during the year exceeding the corresponding rate of increase in sales and marketing expense. Sales and marketing expenses are expected to continue to increase in absolute dollars as we continue to expand our marketing programs.

  General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits; facilities costs, including related depreciation and amortization; information systems costs; professional fees; travel; and all other site and corporate costs. General and administrative costs increased 13.4% to $33.1 million in 2000 from $29.2 million in 1999, partially as a result of the acquisition of the Nortel operations in January 2000 and the full-year impact of the acquisition of ILE in the second quarter of 1999. Also contributing to the increase are higher depreciation expense, the full-year impact of expenses related to being a publicly traded company and costs associated with an increased number of employees. As a percentage of revenue, general and administrative expenses were 28.8% in 2000 compared to 33.0% in 1999.

  Research and Development. Research and development expenses relate to Foreign Desk(R) and LionTrackTM, our proprietary translation memory and internal workflow systems which are components of the Lionbridge Globalization Platform, and include salaries and associated employee benefits, equipment depreciation and third-party contractor expenses. Research and development expense increased 13.6% to $2.5 million in 2000 from $2.2 million in 1999. This increase reflects the full-year impact of LionTrack development efforts which commenced during the first quarter of 1999.

  Merger, Restructuring and Other Charges. Merger costs for the year ended December 31, 2000 of $2.5 million consist of fees for investment banking, legal and accounting services and other direct costs incurred in connection with Lionbridge's mergers with Harvard Translations and INT'L.com.

  Restructuring charges of $915,000 recorded in the year ended December 31, 2000 relate to (i) the costs of closing facilities in the United States, France and The Netherlands as a result of the merger with INT'L.com, consisting primarily of accruals for lease payments on vacant office space, and (ii) costs associated with workforce reductions in Canada, the United States and France, consisting of six technical staff and three administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. The restructuring charges are presented net of a $162,000 reversal of a charge recorded in the second quarter of 2000 due to subsequent events which have reduced the potential loss on vacant office space. At the time of the charges, we did not anticipate any significant net impact on operating results from these restructuring actions.

  Impairment charges for long-lived assets of $886,000 were recorded in 2000 and consist primarily of the write-off of previously capitalized software licenses that were abandoned as a result of Lionbridge's merger with INT'L.com.

  At December 31, 2000, accruals totaling $394,000 related to restructuring charges remained on the consolidated balance sheet in other accrued expenses; no accruals remained for merger costs.

  Restructuring charges of $1.2 million for the year ended December 31, 1999 consist of charges related to workforce reductions in INT'L.com's United States operating sites, consisting of 36 technical staff, 14 administrative staff and four sales staff.

  Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of amortization of goodwill and other intangible assets resulting from acquired businesses. Amortization increased 6.4% to $6.5 million in 2000 from $6.1 million in 1999. This increase is primarily attributable to the amortization of goodwill and other intangible assets recognized on the acquisition of the Nortel language services operations in 2000 as well as the full-year impact of ILE which was only acquired in the second quarter of 1999.

  Interest Expense. Interest expense represents interest paid or payable on debt and the accretion of original issue discount on subordinated notes with detachable warrants. Interest expense decreased to $2.7 million in 2000 from $8.4 million in 1999. This decrease was principally due to a decrease in the accretion of the original issue discount on notes issued in 1999 to $212,000 from $6.0 million for the year ended December 31, 2000 and 1999, respectively.

  Other (Income) Expense, Net. Other (income) expense, net consists primarily of foreign currency translation gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the local currencies of the countries in which the transactions are recorded. As a percentage of revenue, other (income) expense, net, increased to 0.6% from 0.4% for the years ended December 31, 2000 and 1999, respectively. Other (income) expense, net increased 103.4% to $714,000 in 2000 from $351,000 in 1999.

  Provision for Income Taxes. The provision for income taxes for the years ended December 31, 2000 and 1999 represents taxes generated in foreign jurisdictions. Of the provision amounts booked for 2000 and 1999, $143,000 and $519,000, respectively, represent noncash expenses resulting from utilizations of net operating loss carryforwards. The benefit from our utilization of net operating loss carryforwards in certain European countries during these periods was recorded as a reduction of goodwill, rather than a tax provision benefit, since the deferred tax assets associated with these carryforwards had been fully reserved at the time we acquired Stream's localization businesses. We recorded no tax benefit for losses generated in other jurisdictions during these periods due to the uncertainty of realizing any benefit.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Revenue. In 1999, revenue increased 48.5% to $88.8 million from $59.8 million in 1998. This increase results from both an increase in number of clients as well as an increase in project size. Additionally, the 1999 results reflect the impact of the VeriTest and ILE acquisitions, which accounted for approximately $5.7 million and $13.0 million of revenue in 1999, respectively.

  Cost of Revenue. As a percentage of revenue, cost of revenue was 70.6% in 1999, compared to the 1998 level of 66.7%, primarily due to the increased compensation and other costs associated with the increase in the employee base as a result of acquisitions completed during the year. The fixed cost of revenue as a percentage of revenue was impacted in fiscal 1999 compared to fiscal 1998 by the acquisition in January 1999 of VeriTest, which had a higher ratio of fixed costs to revenue.

  Sales and Marketing. Sales and marketing costs increased 100.7% to $10.1 million in 1999 from $5.1 million in 1998. This increase was primarily due to expenses associated with the continued hiring of additional direct sales personnel in fiscal 1999, as well as expanded marketing activities including advertising and public relations initiatives. As a percentage of revenue, sales and marketing expenses increased to 11.4% in 1999 from 8.5% during 1998.

  General and Administrative. General and administrative costs increased 78.3% to $29.2 million in 1999 from $16.4 million in 1998. The increase was primarily due to the full year impact of 1998 acquisitions, partial-year impact of the 1999 acquisitions and integration expenses of these acquisitions as well as increased headcount in management and support functions. As a percentage of revenue, general and administrative expenses were 32.9% in 1999 compared to 27.4% in 1998.

  Research and Development. Research and development expenses totaled $2.2 million for the year ended December 31, 1999, an approximately $2.0 million increase from the year ended December 31, 1998, when research and development efforts on our proprietary technology first commenced.

  Amortization of Acquisition-related Intangible Assets. Amortization increased 150.0% to $6.1 million in 1999 from $2.4 million in 1998. This increase is primarily attributable to the amortization of goodwill and other intangible assets from the acquisitions of VeriTest and ILE in 1999 as well as the full-year effect of 1998 acquisitions.

  Merger, Restructuring and Other Charges. Merger, restructuring and other charges of $1.2 million for the year ended December 31, 1999 consisted of restructuring charges related to workforce reductions in INT'L.com's United States operating sites, consisting of 36 technical staff, 14 administrative staff and four sales staff. Merger, restructuring and other charges of $501,000 for the year ended December 31, 1998 consisted of restructuring charges related to reductions in our workforce in France, where we reduced our technical staff by five employees as a result of a decrease in resources required to fulfill work orders under a specific customer contract. For the actions taken in each year, all employees had been informed of their termination and related benefits in the period that the corresponding charge was recorded. At the time of the charges, we did not anticipate any significant net impact on operating results from these restructuring actions.

  Acquired In-Process Research and Development. Acquired in-process research and development expense of $300,000 in 1999 represents a portion of the ILE acquisition purchase price which was allocated to projects that had no alternative future use and had not yet reached technological feasibility, and therefore was charged to operations at the acquisition date.

  Interest Expense. Interest expense increased 924.3% to $8.4 million in 1999 from $816,000 in 1998. The increase is principally due to the accretion of $6.0 million of original issue discount on subordinated notes issued in 1999 and to increased interest as a result of greater borrowings through notes issued and our commercial credit facility.

  Provision for (Benefit from) Income Taxes. The provision for income taxes for the years ended December 31, 1999 and 1998 represents taxes generated in foreign jurisdictions, partially offset in 1998 by a tax benefit of $565,000 resulting from losses of our wholly owned subsidiary, INT'L.com, being carried back to prior profitable periods. The benefit from our utilization of net operating loss carryforwards in Europe during these periods was recorded as a reduction of goodwill, rather than a tax provision benefit, since the deferred tax assets associated with these carryforwards had been fully reserved at the time we acquired Stream International's localization businesses. We recorded no tax benefit for losses generated in other jurisdictions during these periods due to the uncertainty of realizing any benefit.

Quarterly Results of Operations

  The following tables set forth unaudited consolidated quarterly financial data for the periods indicated. We derived this data from our unaudited consolidated financial statements, and, in the opinion of management, they have been prepared on the same basis as our audited consolidated financial statements for the years ended December 31, 2000 and 1999, and include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. Certain quarterly amounts have been reclassified to conform with current year presentation. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                         Quarter Ended
                          -------------------------------------------------------------------------------
                          Dec. 31,  Sept. 30, June 30,  March 31, Dec. 31,  Sept. 30, June 30,  March 31,
                            2000      2000      2000      2000      1999      1999      1999      1999
                          --------  --------- --------  --------- --------  --------- --------  ---------
                                                          (Unaudited)
                                                    (Amounts in thousands)
Revenue.................  $27,720    $30,345  $28,888    $28,196  $23,861    $23,575  $23,072    $18,256
Cost of revenue.........   17,540     18,091   17,613     19,502   18,052     15,505   16,314     12,773
                          -------    -------  -------    -------  -------    -------  -------    -------
 Gross profit...........   10,180     12,254   11,275      8,694    5,809      8,070    6,758      5,483
                          -------    -------  -------    -------  -------    -------  -------    -------
Operating expenses:
 Sales and marketing....    3,023      2,756    2,731      2,874    2,906      2,625    2,610      2,000
 General and
  administrative........    8,886      8,039    8,145      8,073    7,891      7,668    7,958      5,705
 Research and
  development...........      615        605      524        774      894        746      470        106
 Amortization of
  acquisition-related
  intangible assets.....    1,681      1,637    1,580      1,605    1,872      1,649    1,670        922
 Merger, restructuring
  and other charges.....      --         725    3,541        --       450        --       747        --
 Acquired in-process
  research and
  development...........      --         --       --         --       --         --       300        --
 Stock-based
  compensation..........      168        202      212        217      265        233      187         45
                          -------    -------  -------    -------  -------    -------  -------    -------
 Total operating
  expenses..............   14,373     13,964   16,733     13,543   14,278     12,921   13,942      8,778
                          -------    -------  -------    -------  -------    -------  -------    -------
Loss from operations....   (4,193)    (1,710)  (5,458)    (4,849)  (8,469)    (4,851)  (7,184)    (3,295)
Interest expense:
 Interest on outstanding
  debt..................      647        704      607        565      611        567      693        478
 Accretion of discount
  on debt...............      --         --        79        133       31      1,879    3,016      1,083
Other (income) expense,
 net....................      170        196      123        225      146       (114)      85        234
                          -------    -------  -------    -------  -------    -------  -------    -------
Loss before income
 taxes..................   (5,010)    (2,610)  (6,267)    (5,772)  (9,257)    (7,183) (10,978)    (5,090)
Provision for (benefit
 from) income taxes.....      136        201       75        204      173      1,760   (1,021)      (213)
                          -------    -------  -------    -------  -------    -------  -------    -------
Net loss................  $(5,146)   $(2,811) $(6,342)   $(5,976) $(9,430)   $(8,943) $(9,957)   $(4,877)
                          =======    =======  =======    =======  =======    =======  =======    =======

  We have experienced quarter-to-quarter variability in our revenue and gross profit. This variability is due to fluctuations in our clients' release cycles, the length of our sales cycle, rapid growth, acquisitions, the emerging nature of the markets in which we compete, global economic conditions and other factors outside our control. We believe that quarter-to-quarter comparisons of results of operations are not necessarily meaningful. You should not rely on these comparisons as a measure of future performance.

Liquidity and Capital Resources

  Since inception, Lionbridge has relied upon sales of equity securities and borrowings to fund operations. On August 25, 1999, we completed our initial public offering of 3,500,000 shares of common stock. After deducting expenses, Lionbridge received approximately $31.8 million in cash proceeds from this transaction. In June 2000, we issued 1,500,000 shares of common stock at $8.50 per share in a private placement for total consideration before expenses of approximately $12.8 million.

  Net cash used in operations was $8.6 million in 2000, $10.1 million in 1999, and $2.7 million in 1998. Cash used in these periods was primarily to fund the net losses of $20.3 million, $33.2 million and $5.2 million incurred during these years, respectively, offset in part by depreciation, amortization and other non-cash expenses, and changes in operating assets and liabilities. Changes in operating assets and liabilities were largely the result of the growth of our business operations during these periods. We have not experienced any significant trends in accounts receivable other than changes relative to increases in sales. Fluctuations in accounts receivable from period to period relative to changes in sales are a result of the timing of customer invoicing and receipt of payments from customers.

  Net cash used in investing activities was $6.0 million in 2000, $5.6 million in 1999, and $7.6 million in 1998. Investing activities for these periods were primarily purchases of equipment and the acquisitions of JLS, the localization services division of Lucent Technologies, S&D, and DLC in 1998, VeriTest, ILE, and Motus! in 1999, and certain assets of the language services operation of Nortel in 2000.

  Net cash provided by financing activities was $19.0 million in 2000, $27.2 million in 1999, and $10.1 million in 1998. The primary financing activities were the completion of our initial public offering in 1999 and the private placement of common stock in 2000, with additional resources being provided by borrowings against our bank lines of credit in each year as well as the issuance of the subordinated debt and convertible promissory notes in 1999 and 2000.

  As of December 31, 2000, we had $10.3 million outstanding under two commercial credit facilities with a bank that allow Lionbridge to borrow up to $13.0 million, expiring in January and February 2001. Both credit facilities were renewed in January 2001 with a maturity date of April 20, 2001. The bank has indicated in a letter to Lionbridge its intention to renew the credit facilities through April 2002. The facilities require Lionbridge to maintain certain financial covenants and restrict the payment of dividends. The facilities bear interest at rates ranging from prime plus 1.0% to prime plus 2.00% (9.5% to 10.5% at December 31, 2000) and are collateralized by worldwide accounts receivable and work in process.

  In the first quarter of 1999, we entered into subordinated loan agreements with Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P., existing stockholders of Lionbridge, and Capital Resource Lenders III, L.P. Under the terms of the agreements, we issued $12.0 million of subordinated notes with detachable warrants to purchase 1,533,260 shares of our common stock at an exercise price of $0.015 per share. The agreements require Lionbridge to comply with several operating and financial covenants, including a prohibition on the payment of dividends to its stockholders. In connection with our initial public offering, we repaid $6.0 million of the subordinated notes and Capital Resource Lenders and the Morgan Stanley-sponsored limited partnerships agreed to defer the repayment of the remaining $6.0 million of the subordinated notes that would otherwise have been due upon the completion of our initial public offering. A subsequent amendment of the debt agreements in March 2001 extended the maturity date of the notes to the earlier of January 31, 2002 or an underwritten public offering by Lionbridge with aggregate proceeds of at least $10,000,000. In the event of a qualifying underwritten public offering, 50% of the then outstanding notes and accrued interest are payable, with the remaining amount maturing on January 31, 2002.

  In the second quarter of 1999, our wholly owned subsidiary, INT'L.com, assumed ILE's obligation under a promissory note to a former stockholder in the amount of $3.3 million as part of its acquisition of ILE. The promissory note accrues interest at 8.5% per year and matures June 27, 2002. The promissory note is subordinate to all indebtedness owed by INT'L.com to any bank, pension fund, insurance fund or other financial institution.

  As of December 31, 2000, Lionbridge's other significant financial commitments consisted of $4.3 million of notes payable, of which $750,000 accrued interest at 8.0% per annum and matured and were paid in January 2001 and of which $3.5 million accrue interest at 6.0% per annum, increasing by 1.0% per annum and mature in January 2005. Lionbridge also has obligations of $848,000 under an equipment line of credit and obligations under operating and capital leases.

  Lionbridge has an agreement with the Irish Industrial Development Agency regarding financial grants to our Irish subsidiary from this agency. Under the agreement, the Irish subsidiary may not pay dividends or otherwise distribute its cash, including any distributions to Lionbridge. In addition, our European subsidiaries, including our Irish subsidiary, are restricted from paying dividends to us under the terms of our commercial credit facility with Silicon Valley Bank. These restrictions have not had a material impact on Lionbridge or any of our subsidiaries and we do not expect that these restrictions will have a material impact in the future.

  As of December 31, 2000, we had cash and cash equivalents of $16.7 million and an additional $1.5 million available for borrowing under the bank lines of credit. Our future financing requirements will depend upon a number of factors, including Lionbridge's operating performance and increases in operating expenses associated with growth in our business. We anticipate that our present cash position and available financing should provide adequate cash to fund our currently anticipated cash needs through at least the next 12 months. We cannot assure you that additional financing, if needed, will be available to Lionbridge at terms acceptable to us, if at all.

Conversion to the Euro

  On January 1, 1999, 11 European countries began using the Euro as their single currency, while still continuing to use their own notes and coins for cash transactions. Banknotes and coins denominated in Euros are expected to be in circulation by 2002, at which time local notes and coins will cease to be legal tender. Lionbridge conducts a significant amount of business in these countries. The introduction of the Euro has not resulted in any material adverse impact upon the results of our operations, although we continue to monitor the effects of the conversion. Any significant fluctuations in the value of the Euro could adversely impact the results of our operations.

Recently Issued Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended on July 7, 1999 by the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133." SFAS No. 137 defers the implementation of SFAS No. 133 by one year. SFAS No. 133, as amended, is effective for fiscal quarters beginning after December 31, 2000 for Lionbridge, and we do not expect its adoption to have a material impact on our financial position or results of operations.

  In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Lionbridge does not expect the application of SFAS No. 140 to have a material impact on our financial position or results of operations.

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

 Our revenue could be negatively affected by the delay of our clients' product releases or the loss of a major client.

  A significant portion of our revenue is linked to the product release cycle of our clients. As a result, we perform varying amounts of work for specific clients from year to year based on their product development schedule. A major client in one year may not have use for a similar level of our services in another year. In addition, we derive a significant portion of our revenues from large projects and programs for a limited number of clients. In 2000, our largest customer accounted for approximately 9% of our revenue and our five largest clients accounted for approximately 33% of our revenue. As a result, the loss of any major client or a significant reduction in a large project's scope could materially reduce our revenue and cash flow, and adversely affect our ability to achieve and maintain profitability.

 We have an accumulated deficit, are not currently profitable, and anticipate future losses.

  We have incurred substantial losses since we were founded, and we anticipate we will continue to incur substantial losses for the foreseeable future. We had an accumulated deficit of approximately $79.3 million as of December 31, 2000 and a net loss of $20.3 million for the year ended December 31, 2000. Although our revenue has grown significantly since 1997, this growth may not be sustainable or indicative of future results of operations. We intend to continue to invest in internal expansion, infrastructure, integration of our acquired companies into our existing operations, select acquisitions, and our sales and marketing efforts. In addition, our acquisitions have significantly increased our intangible assets, such as goodwill, and the charges we expect to incur in connection with the amortization of these intangible assets will have a material adverse impact on our ability to achieve and maintain profitability for the foreseeable future. We cannot predict when we will operate profitably, if ever.

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

 The uncertainty in the technology market could affect Lionbridge's ability to achieve our operating plans.

  A substantial portion of Lionbridge's revenue is derived from technology companies, including Web-based businesses. Many technology companies have experienced economic slowdowns in 2000 and 2001 and may continue to experience these slowdowns throughout 2001. A continued slowdown in the technology market may have a negative impact on our ability to achieve our operating plans.

 Potential fluctuations in our quarterly results make financial forecasting difficult and could affect our common stock trading price.

  As a result of fluctuations in our revenues tied to foreign currency fluctuations, our clients' release cycles, the three- to nine-month length of our typical sales cycle, rapid growth, acquisitions, the emerging nature of the markets in which we compete, global economic conditions and other factors outside our control, we believe that quarter-to-quarter comparisons of results of operations are not necessarily meaningful. You should not rely on the results of any one quarter as an indication of our future performance. We may not experience revenue increases in future years comparable to the revenue increases in prior years. If in some future quarter our results of operations were to fall below the expectations of securities analysts and investors, the trading price of our common stock would likely decline.

 We generally do not have long-term service agreements, which makes revenue forecasting difficult.

  A majority of our revenue is derived from individual projects rather than long-term service agreements. We cannot assure you that a client will engage us for further services once a project is completed or that a client will not unilaterally reduce the scope of, or terminate, existing projects. You should not predict or anticipate our future revenue based on the number of clients we have or the size of our existing projects. The absence of long-term contracts makes it difficult to predict our future revenue.

 We may be liable for defects or errors in the services we provide to our clients.

  Many of the services we provide are critical to our clients' businesses. Any defects or errors in these services could result in:

  .  delayed or lost client revenue;

  . adverse reaction to our clients from their end users and, ultimately, toward Lionbridge;

  .  claims against us;

  .  negative publicity; and

  .  additional expenditures to correct the defect or error.

  Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Although we maintain general liability insurance, including coverage for errors and omissions, we cannot assure you that this coverage will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claims.

 If we fail to attract and retain professional staff, our ability to complete our projects and obtain new projects could suffer.

  Our failure to attract and retain qualified employees could impair our ability to complete existing projects and bid for or obtain new projects and, as a result, could have a material adverse effect on our business and revenue. Our ability to grow and increase our market share largely depends on our ability to hire, train, retain, and manage highly skilled employees, including project managers and technical, translation, and sales and marketing personnel. There is a significant shortage of, and intense competition for, personnel who are qualified to perform the services we provide. In addition, we must make sure our employees maintain their technical expertise and business skills. We cannot assure you that we will be able to attract a sufficient number of qualified employees or that we will successfully train and manage the employees we hire.

 We may be unable to continue to grow at our historical growth rates or to manage our growth effectively.

  Continued, planned growth is a key component of increasing the value of our company. In the past four years, our business has grown significantly and we anticipate future internal growth and growth through additional acquisitions. This rapid growth places a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems and controls. This additional growth may further strain our management and operational resources. Our growth could also be adversely affected by many other factors, including economic downturns. As a result of these concerns, we cannot be sure that we will continue to grow, or, if we do grow, that we will be able to maintain our historical growth rate.

 Our multi-year outsourcing relationship strategy may cause us to be unprofitable.

  Part of our strategy is to acquire other companies' internal localization operations and then enter into multi-year contracts with the sellers of these operations to meet their globalization requirements on an outsourcing basis. As such, our strategy is to buy these operations with the objective of recouping our up-front purchase price out of future revenue from the seller. If we pay too much for these acquisitions or these contracts prove unprofitable, our revenue and profitability will suffer.

 Difficulties presented by international economic, political, legal, accounting, and business factors could negatively affect our business in international markets.

  A large component of our operations is our ability to conduct business in international markets, as evidenced by the fact that a large part of our current operations are outside of the United States. As a result, our business is subject to the political and economic fluctuations in various countries. We have experienced foreign currency fluctuations and they may have a more significant impact on our revenue, cash flow and ability to achieve and maintain profitability as we continue to grow our business. In addition, we have experienced long payment cycles and occasional problems in collecting accounts receivable originating outside of the United States. We have experienced exchange rate losses as a result of fluctuations in the Euro and slowdowns in revenue growth as our clients reassessed their strategies in China and Japan based on political and economic conditions. In addition, as we continue to employ and retain personnel throughout the world and apply varying employment laws, we may face difficulties in integrating such personnel on a cost-efficient basis. To date, we have been able to successfully staff our international operations, but if we continue to grow our operations, it may become more difficult to manage our business. If we fail to manage these operations successfully, our ability to service our clients and grow our business will be seriously impeded.

 Our intangible assets represent a significant portion of our assets; amortization of our intangible assets will adversely impact our net income, and we may never realize the full value of our intangible assets.

  Our acquisitions have resulted in the creation of significant goodwill and other intangible assets, which are generally being amortized over five-year periods. At December 31, 2000, we had goodwill and other acquisition-related intangible assets of approximately $14.9 million, net of accumulated amortization, which represented approximately 24.0% of our total assets. We will continue to incur non-cash charges in connection with the amortization of our intangible assets over their respective useful lives, and we expect these charges will have a significant adverse impact on our ability to achieve and maintain profitability for the foreseeable future.

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

  In May 2000, we acquired all of the capital stock of INT'L.com and Harvard Translations and in March 2001, we agreed to acquire all of the capital stock of Data Dimensions, a publicly traded provider of quality assurance and testing services. As part of our growth strategy, we intend to continue pursuing and making acquisitions of other complementary businesses. We do not have specific personnel dedicated solely to pursuing and making acquisitions. As a result, if we pursue any acquisition, our management, in addition to their operational responsibilities, could spend a significant amount of time and management and financial resources to pursue and integrate the acquired business with our existing business. To pay for an acquisition, we might use capital stock, cash or a combination of both. Alternatively, we may borrow money from a bank or other lender. If we use capital stock, our stockholders will experience dilution. If we use cash or debt financing, our financial liquidity will be reduced. In addition, from an accounting perspective, an acquisition may involve nonrecurring charges or involve amortization of significant amounts of goodwill that could adversely affect our ability to achieve and maintain profitability.

  Despite the investment of these management and financial resources and completion of due diligence with respect to these efforts, an acquisition may not produce the revenue, earnings or business synergies that we anticipated, and an acquired service or technology may not perform as expected for a variety of reasons, including:

  . difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company,

  . risks of entering markets in which we have no or limited prior experience,

  . expenses of any undisclosed or potential legal liabilities of the acquired company,

  . the applicability of rules and regulations that might restrict our ability to operate, and

  .  the potential loss of key employees of the acquired company.

 We may have difficulty in identifying and competing for acquisition opportunities.

  Our business strategy includes the pursuit of strategic acquisitions. We have engaged in discussions with third parties concerning potential acquisitions of niche expertise, businesses, and operations. Except for our agreement to acquire all of the capital stock of Data Dimensions, we currently do not have commitments or agreements with respect to any acquisitions. In executing our acquisition strategy, we may be unable to identify suitable acquisition candidates. In addition, we expect to face competition from other companies for acquisition candidates, making it more difficult to acquire suitable companies on favorable terms.

 If we fail to keep pace with changing technologies, we may lose clients.

  Our market is characterized by rapidly changing client requirements, and evolving technologies and industry standards. If we cannot keep pace with these changes, our business could suffer. The Internet's continued growth and strong influence in our industry magnifies these characteristics. To achieve our goals, we need to develop strategic business solutions and methodologies that keep pace with continuing changes in industry standards, information technology, and client preferences.

 If we lose the services of our Chairman and Chief Executive Officer, Rory J. Cowan, or other key personnel, our business and stock price could suffer.

  In order to continue to provide quality services in our rapidly changing business, we believe it is particularly important to retain personnel with experience and expertise relevant to our business. Our future success, therefore, depends in large part on the continued services of a number of our key personnel, including our Chief Executive Officer, Rory J. Cowan. The loss of the services of Mr. Cowan or any of our other key personnel could seriously impede our success. We might not be able to prevent key personnel, who may leave our employ in the future, from disclosing or using our technical knowledge, practices or procedures. One or more of our key personnel might resign and join a competitor or form a competing company. As a result, we might lose existing or potential clients.

 We compete in a highly competitive market that has low barriers to entry.

  The market for our services is very competitive and we face many competitors. We cannot assure you that we will compete successfully against these competitors in the future. Many of these companies have longer operating histories, significantly greater resources, and greater name recognition than Lionbridge. If we fail to be competitive with these companies in the future, we may lose market share and our revenue could fail to grow or decline.

  There are relatively few barriers preventing companies from competing with us. Although we own proprietary technology, we do not own any patented or other technology that precludes or inhibits others from entering our market. As a result, new market entrants also pose a threat to our business. In addition to our existing competitors, we may face further competition in the future from companies that do not currently offer globalization services. Technology companies, Web consulting firms, technical support call centers, hosting companies, and content management providers may choose to broaden their range of services to include globalization as they expand their operations internationally. While we currently use translation memory software in our localization process and, to a lesser extent, machine translation software, these technologies may improve and become sophisticated enough to enable more companies to offer localization services and thus to compete with us. We cannot assure you that we will be able to compete effectively with these potential future competitors.

 We will continue to depend on intellectual property rights to protect our proprietary technologies, although we may not be able to protect these rights.

  We rely on our proprietary technology to deploy our service offerings. Our policy is to enter into confidentiality agreements with our employees, outside consultants, and independent contractors. We also use patent, trademark, trade secret, and copyright law in addition to contractual restrictions to protect our technology. Notwithstanding these precautions, it may be possible for a third party to obtain and use our proprietary technology without authorization. Although we hold registered or pending United States patents and foreign patents covering certain aspects of our technology, we cannot be sure of the level of protection that these patents will provide. We may have to resort to litigation to enforce our intellectual property rights, to protect trade secrets or know-how, or to determine their scope, validity or enforceability. Enforcing or defending our proprietary technology is expensive, could cause diversion of our resources and may not prove successful. The laws of other countries may afford us little or no effective protection of our intellectual property rights.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Lionbridge is exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

  Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates primarily through its investing activities. In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investment portfolio consists primarily of investments in high-grade commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of our investments due to their immediate available liquidity or their short maturity.

  Foreign Currency Exchange Rate Losses. The majority of our contracts with clients are denominated in U.S. dollars. However, 36% of our costs and expenses in 2000 and 59% of our costs and expenses in 1999 were denominated in foreign currencies. 41% and 35% of our assets were recorded in foreign currencies as of December 31, 2000 and 1999, respectively. 22% and 17% of our liabilities were recorded in foreign currencies as of December 31, 2000 and 1999, respectively. Therefore, we are exposed to foreign currency exchange risks. We have not historically tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

Item 8. Financial Statements and Supplementary Data

  Lionbridge's consolidated financial statements together with the related notes and the reports of PricewaterhouseCoopers LLP and Arthur Andersen LLP, independent accountants, are set forth beginning on page F-1 of Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

  Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled "Stock Performance Graph", "Compensation Committee Report on Executive Compensation" and "Audit Committee Report", nor the Audit Committee Charter attached as an appendix thereto, to be incorporated by reference herein from Lionbridge's proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2001.

Item 10. Directors and Executive Officers of the Registrant

  Certain information relating to directors and executive officers of Lionbridge is incorporated by reference herein from Lionbridge's proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge's fiscal year ended December 31, 2000.

Item 11. Executive Compensation

  Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from Lionbridge's proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge's fiscal year ended December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management of Lionbridge

  Certain information relating to security ownership of certain beneficial owners and management is incorporated by reference herein from Lionbridge's proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge's fiscal year ended December 31, 2000.

Item 13. Certain Relationships and Related Transactions

  Certain information relating to certain relationships and related transactions is incorporated by reference herein from Lionbridge's proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge's fiscal year ended December 31, 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) The following documents are filed as part of this Form 10-K:

    (1) Financial Statements:

                                                                          Page
                                                                         Number
                                                                         ------
      Reports of Independent Accountants................................  F-1
      Consolidated Balance Sheets as of December 31, 2000 and 1999......  F-3
      Consolidated Statements of Operations for the years ended December
       31, 2000, 1999 and 1998..........................................  F-4
      Consolidated Statements of Redeemable Preferred Stock and
       Stockholders' Equity (Deficit) for the years ended December 31,
       2000, 1999 and 1998..............................................  F-5
      Consolidated Statements of Cash Flows for the years ended December
       31, 2000, 1999 and 1998..........................................  F-7
      Notes to Consolidated Financial Statements........................  F-8

    (2) Financial Statement Schedules:

      Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

    (3) Exhibits

  Exhibit
    No.                                   Exhibit
 ---------                                -------
  3.1, 4.1 Second Amended and Restated Certificate of Incorporation of
           Lionbridge (filed as Exhibit 3.2 to the Registration Statement on
           Form S-1 (File No. 333-81233) and incorporated herein by reference).

  3.2, 4.2 Form of Amended and Restated By-laws of Lionbridge (filed as Exhibit
           3.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

  4.3 Specimen Certificate for shares of Lionbridge's Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No.
           333-81233) and incorporated herein by reference).

 10.1**    1998 Stock Plan (filed as Appendix A to the Definitive Proxy
           Statement on Schedule 14A filed September 14, 2000 (File No. 333-
           81233) and incorporated herein by reference).

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

 10.8 Third Restated Registration Rights Agreement dated May 22, 2000 between Lionbridge, the Lionbridge shareholders party to the Second
           Restated Registration Rights Agreement, the former shareholders of INT'L.com, Inc. and the former shareholder of Harvard Translations, Inc. (filed as Exhibit 99.2 to the Current Report on Form 8-K filed
           June 1, 2000 (File No. 333-81233) and incorporated herein by reference).

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


 Exhibit
   No.                                   Exhibit
 -------                                 -------
 10.13   Deed of Pledge dated as of September 26, 1997 by Lionbridge
         Technologies Holdings B.V. of Accounts Receivable of Lionbridge
         Technologies Holdings B.V. in favor of Silicon Valley Bank (filed as
         Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-
         81233) and incorporated herein by reference).

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


 Exhibit
   No.                                   Exhibit
 -------                                 -------
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

 10.29   Security Agreement dated as of May 21, 1998 between Lionbridge
         Technologies California, Inc. and Silicon Valley Bank (filed as
         Exhibit 10.29 to the Registration Statement on Form S-1 (File No. 333-
         81233) and incorporated herein by reference).

 10.30   First Demand Guarantee dated as of May 21, 1998 made by Lionbridge
         Technologies (France) in favor of Silicon Valley Bank (filed as
         Exhibit 10.30 to the Registration Statement on Form S-1 (File No. 333-
         81233) and incorporated herein by reference).

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


 Exhibit
   No.                                   Exhibit
 -------                                 -------
 10.39   Senior Subordinated Note Purchase Agreement by and among Lionbridge,
         Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley
         Venture Investors Annex, L.P. dated as of March 9, 1999 (filed as
         Exhibit 10.44 to the Registration Statement on Form S-1 (File No. 333-
         81233) and incorporated herein by reference).

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

 10.46   Loan Document Modification Agreement Number 6 dated as of December 20,
         1999 by and among Lionbridge Technologies Holdings B.V., Lionbridge
         Technologies B.V., Lionbridge and Silicon Valley Bank (filed as
         Exhibit 10.46 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 1999 and incorporated herein by reference).

 10.47 Amended and Restated Promissory note dated as of December 20, 1999 payable to Silicon Valley Bank (filed as Exhibit 10.47 to the Annual
         Report on Form 10-K (File No. 000-26933) for the year ended December
         31, 1999 and incorporated herein by reference).

 10.48   First Amendment to lease dated as of June 29, 1999 between Bay Colony
         Corporate Center LLC and Lionbridge (filed as Exhibit 10.48 to the
         Annual Report on Form 10-K (File No. 000-26933) for the year ended
         December 31, 1999 and incorporated herein by reference).

 10.49   Second Amendment to lease dated as of December 10, 1999 between Bay
         Colony Corporate Center LLC and Lionbridge (filed as Exhibit 10.49 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended
         December 31, 1999 and incorporated herein by reference).

 10.50   Loan Document Modification Agreement Number 7 dated as of March 20,
         2000 by and among Lionbridge Technologies Holdings B.V., Lionbridge
         Technologies B.V., Lionbridge and Silicon Valley Bank (filed as
         Exhibit 10.49 to the Registration Statement on Form S-4 (File No. 333-
         33750) and incorporated herein by reference).


  Exhibit
    No.                                   Exhibit
 ---------                                -------
 10.51     Amended and Restated Promissory Note dated as of March 20, 2000 payable to Silicon Valley Bank (filed as Exhibit 10.50 to the
           Registration Statement on Form S-4 (File No. 333-33750) and
           incorporated herein by reference).

 10.52**   Employment Agreement dated March 29, 2000 between Lionbridge and
           Roger O. Jeanty (filed as Exhibit 10.51 to the Registration
           Statement on Form S-4 (File No. 333-33750) and incorporated herein by reference).

 10.53** Non-Competition Agreement dated March 28, 2000 between Lionbridge and Roger O. Jeanty (filed as Exhibit 10.52 to the Registration
           Statement on Form S-4 (File No. 333-33750) and incorporated herein by reference).

 10.54     Amended and Restated Agreement and Plan of Reorganization dated
           March 30, 2000 by and among Lionbridge, LTI Acquisition Corp. and
           INT'L.com, Inc. (filed as Exhibit 10.53 to the Registration
           Statement on Form S-4 (File No. 333-33750) and incorporated herein by reference).

 10.55 Agreement and Plan of Reorganization dated March 30, 2000 by and among Lionbridge, HT Acquisition Corp and Harvard Translations, Inc.
           (filed as Exhibit 10.54 to the Registration Statement on Form S-4
           (File No. 333-33750) and incorporated herein by reference).

 10.56     Loan Document Modification Agreement Number 8 dated as of May 20,
           2000 by and among Lionbridge Technologies Holdings B.V., Lionbridge
           Technologies B.V., Lionbridge and Silicon Valley Bank (filed as
           Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-
           26933) for the quarter ended June 30, 2000 and incorporated herein by reference).

 10.57 Agreement between Lionbridge Technologies, Inc. and Christoph Heck dated as of September 29, 2000 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2000 and incorporated herein by reference).

 10.58     Loan Document Modification Agreement Number 9 dated as of July 20,
           2000 by and among Lionbridge Technologies Holdings B.V., Lionbridge
           Technologies B.V., Lionbridge and Silicon Valley Bank (filed as
           Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-
           26933) for the quarter ended September 30, 2000 and incorporated herein by reference).

 10.59*    Loan Document Modification Agreement Number 10 dated as of October
           20, 2000 by and among Lionbridge Technologies Holdings B.V.,
           Lionbridge Technologies B.V., Lionbridge and Silicon Valley Bank.

 10.60*,** Amendment to Employment Agreement between Lionbridge Technologies,
           Inc. and Peter H. Wright dated as of March 21, 2001.

 10.61*    Loan Document Modification Agreement Number 3 dated as of January
           19, 2001 by and among Silicon Valley Bank, INT'L.com, Inc.,
           International Language Engineering Corporation, and ILE
           International Corporation.

 10.62*    Loan Document Modification Agreement Number 11 dated as of January
           20, 2001 by and among Lionbridge Technologies Holdings B.V.,
           Lionbridge Technologies B.V., Lionbridge and Silicon Valley Bank.

 10.63     Agreement and Plan of Reorganization by and among Lionbridge
           Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions,
           Inc. dated March 8, 2001 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).


 Exhibit
   No.                                   Exhibit
 -------                                 -------
 10.64   Option Agreement dated March 8, 2001 by and between Lionbridge
         Technologies, Inc. and Data Dimensions, Inc. (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-
         26933) and incorporated herein by reference).

 10.65 Form of voting agreement dated as of March 8, 2001 by and between Lionbridge Technologies, Inc. and certain directors, officers and stockholders of Data Dimensions, Inc. (filed as Exhibit 99.2 to the
         Current Report on Form 8-K filed on March 19, 2001
         (File No. 000-26933) and incorporated herein by reference).

 10.66   Amendment No. 1 to Agreement and Plan of Reorganization by and among
         Lionbridge, Diamond Acquisition Corp. and Data Dimensions, Inc. dated
         March 16, 2001 (filed as Exhibit 2.2 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

 10.67   Harvard Translations, Inc. 1997 Stock Option Plan (filed as
         Exhibit 4.4 to the Registration Statement on Form S-8 filed on June 9,
         2000 (File No. 333-38996) and incorporated herein by reference).

 10.68   IC Global Services, Inc. 1998 Stock Plan (Amended and Restated
         April 6, 1999) (filed as Exhibit 4.5 to the Registration Statement on
         Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

 10.69   International Language Engineering Corporation Amended and Restated
         1997 Stock Option Plan (Filed as Exhibit 4.6 to the Registration
         Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

 10.70*  Letter Agreement by and between Capital Resource Lenders III, L.P.,
         Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley
         Venture Investors II Annex, L.P. and Lionbridge Technologies, Inc.
         dated March 27, 2001.

 10.71*  Letter Agreement by and between Capital Resource Lenders III, L.P.,
         Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley
         Venture Investors II Annex, L.P. and Lionbridge Technologies Holdings,
         B.V. dated March 27, 2001.

 21.1*   Subsidiaries of Lionbridge.

 23.1*   Consent of PricewaterhouseCoopers LLP.

 23.2*   Consent of Arthur Andersen LLP.

 24.1*   Power of Attorney (included in signature page).

 99.1    Escrow Agreement dated as of May 18, 2000 by and among Lionbridge,
         Harvard Translations, Inc., American Stock Transfer & Trust Company
         (as Escrow Agent) and Robert C. Sprung (as Indemnification
         Representative) (filed as Exhibit 99.1 to the Current Report on Form
         8-K filed on June 1, 2000 (File No. 000-26933) and incorporated herein by reference).

 99.2 Investment Agreement dated as of May 18, 2000 by and among Lionbridge and Robert C. Sprung (filed as Exhibit 99.3 to the Current Report of
         Form 8-K filed June 1, 2000 (File No. 000-26933) and incorporated herein by reference).

 99.3    Escrow Agreement dated as of May 22, 2000 by and among Lionbridge,
         INT'L.com, Inc., American Stock Transfer & Trust Company (as Escrow
         Agent) and Seven Fingerhood (as Indemnification Representative) (filed as Exhibit 99.4 to the Current Report on Form 8-K filed on June 1,
         2000 (File No. 000-26933) and incorporated herein by reference).

- --------
*  Filed Herewith
** Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).

  (b) Reports on Form 8-K:

    On December 15, 2000, Lionbridge filed a Current Report on Form 8-K with the Securities and Exchange Commission, disclosing under Item 5 that it had issued a press release on December 14, 2000 reporting that it was revising its fourth quarter estimates. No financial statements were required to be filed as part of this report.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lionbridge Technologies, Inc.:

  In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Lionbridge Technologies, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of INT'L.com, Inc., a wholly owned subsidiary, as of December 31, 1999 and for each of the two years in the period ended December 31, 1999, which statements reflect total assets of $23,805,000 as of December 31, 1999 and total revenues of $34,902,000 and $17,317,000 for each of the two years in the period ended December 31, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for INT'L.com, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 29, 2001, except as to Note 17
 which is as of April 2, 2001

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
INT'L.com, Inc. and Subsidiaries:

We have audited the consolidated balance sheet, as restated, of INT'L.com, Inc. and Subsidiaries (a Delaware corporation formerly know as IC Global Services, Inc.) as of December 31, 1999, and the related consolidated statements of operations, redeemable preferred stock, stockholders' equity (deficit) and comprehensive loss and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INT'L.com, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                        /s/ Arthur Andersen LLP

Boston, Massachusetts
March 3, 2000

                         LIONBRIDGE TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                                  December 31,
                                                                  2000      1999
                                                                --------  --------
                            ASSETS
Current assets:
  Cash and cash equivalents.................................... $ 16,741  $ 12,350
  Accounts receivable, net of allowances of $699 and $1,122 at
   December 31, 2000 and 1999, respectively....................   16,355    15,063
  Work in process..............................................    6,710     5,119
  Other current assets.........................................    1,795     1,410
                                                                --------  --------
    Total current assets.......................................   41,601    33,942
Property and equipment, net....................................    4,932     6,388
Goodwill and other intangible assets, net......................   14,865    19,948
Other assets...................................................      648       417
                                                                --------  --------
    Total assets............................................... $ 62,046  $ 60,695
                                                                ========  ========
          LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                 STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short-term debt and current portion of long-term debt........ $ 11,337  $  9,636
  Current portion of capital lease obligations.................      255       959
  Accounts payable.............................................    6,669     9,621
  Accrued compensation and benefits............................    6,784     4,798
  Accrued outsourcing..........................................    4,148     2,664
  Other accrued expenses.......................................    4,371     4,081
  Deferred revenue.............................................    3,578     3,619
  Deferred income taxes........................................      224       224
                                                                --------  --------
    Total current liabilities..................................   37,366    35,602
                                                                --------  --------
Long-term debt, less current portion...........................   13,265    15,472
Capital lease obligations, less current portion................      114       307
Other long-term liabilities....................................      117       269

Redeemable preferred stock.....................................      --     19,787

Commitments (Note 7)

Stockholders' equity (deficit):
  Preferred stock, $0.01 par value; 5,000,000 shares
   authorized; no shares issued and outstanding................      --        --
  Common stock, $0.01 par value; 100,000,000 shares authorized;
   27,561,640 and 21,323,790 shares issued and 27,520,443 and
   21,282,593 shares outstanding at December 31, 2000 and 1999,
   respectively................................................      276       213
  Additional paid-in capital...................................   91,087    47,239
  Accumulated deficit..........................................  (79,325)  (55,476)
  Deferred compensation........................................   (1,690)   (2,837)
  Subscriptions receivable.....................................     (102)     (152)
  Treasury stock, at cost......................................     (167)     (167)
  Accumulated other comprehensive income.......................    1,105       438
                                                                --------  --------
    Total stockholders' equity (deficit).......................   11,184   (10,742)
                                                                --------  --------
    Total liabilities, redeemable preferred stock and
     stockholders' equity (deficit)............................ $ 62,046  $ 60,695
                                                                ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         LIONBRIDGE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)

                                                      For the Years Ended
                                                         December 31,
                                                     2000      1999     1998
                                                   --------  --------  -------
Revenue........................................... $115,149  $ 88,764  $59,754
Cost of revenue...................................   72,746    62,644   39,885
                                                   --------  --------  -------
    Gross profit..................................   42,403    26,120   19,869
                                                   --------  --------  -------
Operating expenses:
  Sales and marketing.............................   11,384    10,141    5,053
  General and administrative......................   33,143    29,222   16,393
  Research and development........................    2,518     2,216      265
  Amortization of acquisition-related intangible
   assets.........................................    6,503     6,113    2,445
  Merger, restructuring and other charges.........    4,266     1,197      501
  Acquired in-process research and development....      --        300      --
  Stock-based compensation........................      799       730      --
                                                   --------  --------  -------
    Total operating expenses......................   58,613    49,919   24,657
                                                   --------  --------  -------
Loss from operations..............................  (16,210)  (23,799)  (4,788)
Interest expense:
  Interest on outstanding debt....................    2,523     2,349      816
  Accretion of discount on debt...................      212     6,009      --
Other (income) expense, net.......................      714       351      (69)
                                                   --------  --------  -------
Loss before income taxes..........................  (19,659)  (32,508)  (5,535)
Provision for (benefit from) income taxes.........      616       699     (306)
                                                   --------  --------  -------
Net loss..........................................  (20,275)  (33,207)  (5,229)
Accrued dividends on preferred stock..............    3,574     2,397    1,248
                                                   --------  --------  -------
Net loss attributable to common stockholders...... $(23,849) $(35,604) $(6,477)
                                                   ========  ========  =======
Basic and diluted net loss per share attributable
 to common stockholders........................... $  (0.96) $  (3.08) $ (1.64)
Shares used in computing basic and diluted net
 loss per share attributable to common
 stockholders.....................................   24,871    11,560    3,938


   The accompanying notes are an integral part of the consolidated financial statements.

                         LIONBRIDGE TECHNOLOGIES, INC.

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                (Amounts in thousands, except number of shares)

                        Redeemable                                                                            Treasury
                     Preferred Stock       Common Stock                                                         Stock
                   ---------------------  ---------------                                                   -------------
                                                          Additional
                                                     Par   Paid-in   Accumulated   Deferred   Subscriptions
                     Shares      Amount    Shares   Value  Capital     Deficit   Compensation  Receivable   Shares Amount
                   -----------  --------  --------- ----- ---------- ----------- ------------ ------------- ------ ------
Balance at
December 31,
1997.............   13,271,454  $ 14,356  3,145,437  $31    $   60     $(7,395)
Issuance of
common stock and
preferred stock
in connection
with business
combinations.....    1,095,514     2,661  1,025,699   11       899
Stock options
exercised........                           316,662    3        39
Issuance of
common stock in
exchange for
subscriptions
receivable.......                           115,599    1       495                                $(496)
Issuance of
Series B
redeemable
preferred stock..    1,344,258     5,000
Dividend
distribution.....        5,000       500                                (6,000)
Accrual of
dividends on
preferred stock..                  1,248                                (1,248)
Accretion of
common stock to
redemption
value............                                              121
Collection of
subscriptions
receivable.......                                                                                    50
Comprehensive
loss:
 Net loss........                                                       (5,229)
 Other
 comprehensive
 loss:
 Translation
 adjustment......
 Comprehensive
 loss............
                   -----------  --------  ---------  ---    ------     -------     -------        -----      ---    ---
Balance at
December 31,
1998.............   15,716,226    23,765  4,603,397   46     1,614     (19,872)                   (446)
Issuance of
common stock and
preferred stock
in connection
with business
combinations.....      936,991     5,830  2,073,953   21     3,785
Issuance of
warrants in
connection with
debt financing...                                            6,221
Deferred
compensation.....                                            3,803                 $(3,803)
Amortization of
deferred
compensation.....                                                                      730
Reversal of
deferred
compensation due
to option
forfeitures......                                             (236)                    236
Stock options
exercised........                           765,741    8       290
Accrual of
dividends on
preferred stock..                  2,397                                (2,397)
Accretion of
common stock to
redemption
value............                                              120
Warrants
exercised........                         1,533,050   15         5
Issuance of
common stock in
connection with
initial public
offering.........                         3,500,000   35    31,725
Issuance of
Series B
redeemable
preferred stock..    1,048,752     3,900
Redemption and
conversion of
preferred stock..  (13,271,454)  (16,105) 8,847,649   88       (88)
                    Accumulated      Total
                       Other     Stockholders'
                   Comprehensive    Equity     Comprehensive
                      Income       (Deficit)       Loss
                   ------------- ------------- -------------
Balance at
December 31,
1997.............      $741         $(6,563)
Issuance of
common stock and
preferred stock
in connection
with business
combinations.....                       910
Stock options
exercised........                        42
Issuance of
common stock in
exchange for
subscriptions
receivable.......                       --
Issuance of
Series B
redeemable
preferred stock..
Dividend
distribution.....                    (6,000)
Accrual of
dividends on
preferred stock..                    (1,248)
Accretion of
common stock to
redemption
value............                       121
Collection of
subscriptions
receivable.......                        50
Comprehensive
loss:
 Net loss........                    (5,229)      $(5,229)
 Other
 comprehensive
 loss:
 Translation
 adjustment......      (362)           (362)         (362)
                                               -------------
 Comprehensive
 loss............                                 $(5,591)
                   ------------- ------------- =============
Balance at
December 31,
1998.............       379         (18,279)
Issuance of
common stock and
preferred stock
in connection
with business
combinations.....                     3,806
Issuance of
warrants in
connection with
debt financing...                     6,221
Deferred
compensation.....                       --
Amortization of
deferred
compensation.....                       730
Reversal of
deferred
compensation due
to option
forfeitures......                       --
Stock options
exercised........                       298
Accrual of
dividends on
preferred stock..                    (2,397)
Accretion of
common stock to
redemption
value............                       120
Warrants
exercised........                        20
Issuance of
common stock in
connection with
initial public
offering.........                    31,760
Issuance of
Series B
redeemable
preferred stock..
Redemption and
conversion of
preferred stock..                       --

                         LIONBRIDGE TECHNOLOGIES, INC.

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                AND STOCKHOLDERS' EQUITY (DEFICIT)--(Continued)
                (Amounts in thousands, except number of shares)

                                    Redeemable
                                 Preferred Stock       Common Stock
                                -------------------  ----------------
                                                                      Additional
                                                                 Par   Paid-in   Accumulated   Deferred
                                  Shares    Amount     Shares   Value  Capital     Deficit   Compensation
                                ----------  -------  ---------- ----- ---------- ----------- ------------
Collection of
subscriptions
receivable......
Purchase of
treasury stock..
Comprehensive
loss:
 Net loss.......                                                                   (33,207)
 Other
 comprehensive
 income:
 Translation
 adjustment.....
 Comprehensive
 loss...........
                                ----------  -------  ---------- ----   -------    --------     -------
Balance at
December 31,
1999............                 4,430,515   19,787  21,323,790  213    47,239     (55,476)     (2,837)
Accrual of
dividends on
preferred
stock...........                              3,574                                 (3,574)
Issuance of
common stock in
connection with
business
combinations....                                        381,338    4     7,473
Redemption and
conversion of
preferred stock
in connection
with business
combinations....                (4,430,515) (23,361)  3,179,748   32    23,329
Amortization of
deferred
compensation....                                                                                   799
Reversal of
deferred
compensation due
to option
forfeitures.....                                                          (348)                    348
Stock options
exercised.......                                        853,608    9       438
Issuance of
common stock
under employee
stock purchase
plans...........                                         31,228            284
Accretion of
common stock to
redemption
value...........                                                            60
Warrants
exercised.......                                        291,928    3        (3)
Collection of
subscriptions
receivable......
Issuance of
common stock in
connection with
private
placement.......                                      1,500,000   15    12,615
Comprehensive
loss:
 Net loss.......                                                                   (20,275)
Other
comprehensive
income:
 Translation
 adjustment.....
 Comprehensive
 loss...........
                                ----------  -------  ---------- ----   -------    --------     -------
Balance at
December 31,
2000............                       --   $   --   27,561,640 $276   $91,087    $(79,325)    $(1,690)
- ------------------------------
                                ==========  =======  ========== ====   =======    ========     =======
                                                Treasury
                                                  Stock
                                              --------------
                                                              Accumulated      Total
                                                                 Other     Stockholders'
                                Subscriptions                Comprehensive    Equity     Comprehensive
                                 Receivable   Shares Amount     Income       (Deficit)       Loss
                                ------------- ------ ------- ------------- ------------- -------------
Collection of
subscriptions
receivable......                      147                                         147
Purchase of
treasury stock..                      147     41,197 $(167)                       (20)
Comprehensive
loss:
 Net loss.......                                                              (33,207)     $(33,207)
 Other
 comprehensive
 income:
 Translation
 adjustment.....                                                    59             59            59
                                                                                         -------------
 Comprehensive
 loss...........                                                                           $(33,148)
                                ------------- ------ ------- ------------- ------------- =============
Balance at
December 31,
1999............                     (152)    41,197  (167)        438        (10,742)
Accrual of
dividends on
preferred
stock...........                                                               (3,574)
Issuance of
common stock in
connection with
business
combinations....                                                                7,477
Redemption and
conversion of
preferred stock
in connection
with business
combinations....                                                              23,361
Amortization of
deferred
compensation....                                                                  799
Reversal of
deferred
compensation due
to option
forfeitures.....                                                                  --
Stock options
exercised.......                                                                  447
Issuance of
common stock
under employee
stock purchase
plans...........                                                                  284
Accretion of
common stock to
redemption
value...........                                                                   60
Warrants
exercised.......                                                                  --
Collection of
subscriptions
receivable......                       50                                          50
Issuance of
common stock in
connection with
private
placement.......                                                               12,630
Comprehensive
loss:
 Net loss.......                                                              (20,275)     $(20,275)
Other
comprehensive
income:
 Translation
 adjustment.....                                                   667            667           667
                                                                                         -------------
 Comprehensive
 loss...........                                                                           $(19,608)
                                ------------- ------ ------- ------------- ------------- =============
Balance at
December 31,
2000............                    $(102)    41,197 $(167)     $1,105        $11,184
- ------------------------------
                                ============= ====== ======= ============= =============

   The accompanying notes are an integral part of the consolidated financial statements.

                         LIONBRIDGE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                For the Years Ended December
                                                            31,
                                                ------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  --------
Cash flows from operating activities:
 Net loss...................................... $ (20,275) $ (33,207) $ (5,229)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Amortization of acquisition-related
  intangible assets............................     6,503      6,113     2,445
 Stock-based compensation......................       799        730       --
 Accretion of discount on debt.................       212      6,009       --
 Impairment of long-lived assets...............       886        --        --
 Acquired in-process research and
  development..................................       --         300       --
 Depreciation and amortization of property and
  equipment....................................     3,725      3,277     1,754
 Provision for doubtful accounts...............      (404)       552       328
 Deferred income taxes.........................       143        519      (313)
 Other.........................................       126        (15)      (56)
 Changes in operating assets and liabilities,
  net of effects of acquisitions:
  Accounts receivable..........................    (1,641)    (2,304)      (82)
  Work in process..............................       318       (901)   (1,361)
  Other current assets.........................      (481)       404      (480)
  Other assets.................................      (213)        52      (193)
  Accounts payable.............................    (2,369)     3,009       656
  Accrued compensation and benefits............     1,838      1,459       148
  Other accrued expenses.......................     2,246        926       637
  Deferred revenue.............................         5      2,929      (950)
                                                ---------  ---------  --------
   Net cash used in operating activities.......    (8,582)   (10,148)   (2,696)
                                                ---------  ---------  --------
Cash flows from investing activities:
 Purchases of property and equipment...........    (3,147)    (3,617)   (2,081)
 Payments for businesses acquired, net of cash
  acquired.....................................    (2,876)    (4,150)   (3,340)
 Maturities (purchases) of marketable
  securities, net..............................       --       2,194    (2,194)
                                                ---------  ---------  --------
   Net cash used in investing activities.......    (6,023)    (5,573)   (7,615)
                                                ---------  ---------  --------
Cash flows from financing activities:
 Net increase (decrease) in short-term debt....     5,688       (366)    6,437
 Proceeds from issuance of long-term debt......     1,109     14,000       --
 Payments of long-term debt....................      (261)    (6,000)       (6)
 Proceeds from issuance of common stock........    12,630        --        --
 Proceeds from issuance of common stock under
  option and employee stock purchase plans.....       731        298        42
 Proceeds from issuance of preferred stock.....       --       3,900     5,000
 Redemption of preferred stock.................       --     (16,105)      --
 Net proceeds from initial public offering of
  common stock.................................       --      31,760       --
 Payments of capital lease obligations.........      (929)       (98)      138
 Purchase of treasury stock....................       --         (20)      --
 Collection of subscriptions receivable........        50        147        50
 Dividends paid................................       --        (400)   (1,600)
 Other.........................................       --         118        26
                                                ---------  ---------  --------
   Net cash provided by financing activities...    19,018     27,234    10,087
                                                ---------  ---------  --------
Net increase (decrease) in cash and cash
 equivalents...................................     4,413     11,513      (224)
Effects of exchange rate changes on cash and
 cash equivalents..............................       (22)      (362)      (53)
Cash and cash equivalents at beginning of
 year..........................................    12,350      1,199     1,476
                                                ---------  ---------  --------
Cash and cash equivalents at end of year....... $  16,741  $  12,350  $  1,199
                                                =========  =========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         LIONBRIDGE TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

 Nature of the Business

  Lionbridge Technologies, Inc. and its subsidiaries (collectively, "Lionbridge" or the "Company") is a provider of globalization services to Global 2000 and emerging companies in industries such as technology, telecommunications, life sciences and financial services. Globalization services, including localization, internationalization and testing, enable simultaneous worldwide release and ongoing maintenance of products and product-related technical support, training materials, and sales and marketing information in multiple languages. Lionbridge has its head office in the United States, with operations in France, Germany, Ireland, The Netherlands, Canada, Brazil, China, Taiwan, Japan, South Korea and the United States.

  On May 18, 2000, as more fully described in Note 4, Lionbridge completed its acquisition of all of the capital stock of Harvard Translations, Inc. ("Harvard Translations") by means of a merger. As a result of the merger, Harvard Translations became a wholly owned subsidiary of Lionbridge. In addition, as more fully described in Note 4, on May 22, 2000, Lionbridge completed its acquisition of all of the capital stock of INT'L.com, Inc. ("INT'L.com") by means of a merger. As a result of the merger, INT'L.com became a wholly owned subsidiary of Lionbridge. These transactions are referred to herein as the "mergers". These consolidated financial statements have been prepared following the pooling-of-interests method of accounting for the mergers and therefore reflect the combined financial position, operating results and cash flows of Lionbridge, Harvard Translations and INT'L.com as if they had been combined for all periods.

  Information with respect to Harvard Translations and INT'L.com common stock, options and warrants has been retroactively restated in connection with their mergers with Lionbridge to reflect their applicable merger per-share exchange ratios of 3.8864 and 0.7567, respectively.

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

 Revenue Recognition

  Lionbridge recognizes revenue from the provision of services to its customers primarily on the percentage-of-completion method of accounting, based on all costs incurred to date as a percentage of management's estimate of total costs of individual projects. Anticipated losses by project, if any, are recognized in the period in which determined.

 Advertising Costs

  Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were approximately $223,000, $281,000 and $160,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                         LIONBRIDGE TECHNOLOGIES, INC.

 Foreign Currency Translation

  The functional currency for each of Lionbridge's foreign operations is the local currency of the country in which those operations are based. Revenues and expenses of foreign operations are translated into U.S. dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. dollars at year-end rates of exchange. Resulting cumulative translation adjustments are reflected as a separate component of accumulated other comprehensive income in stockholders' equity (deficit). Foreign currency transaction gains or losses, arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies, are included in other (income) expense, net in the consolidated statements of operations and were $714,000, $356,000 and $57,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  For the purpose of the disclosure of comprehensive loss, Lionbridge does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as Lionbridge intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

 Cash Equivalents

  The Company considers all investments with an original maturity of three months or less to be cash equivalents. Included in cash equivalents at December 31, 2000 and 1999 are funds held in money market accounts.

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

 Property and Equipment

  Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method, based upon the following asset lives:

   Computer software and
    equipment.................. 1 to 5 years
   Furniture and office
    equipment.................. 3 to 7 years
   Leasehold improvements...... Shorter of lease term or useful life of asset

  Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net income or loss. Expenditures for maintenance and repairs are expensed as incurred.

 Goodwill and Other Intangible Assets

  Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill is amortized using the straight-line method over five years. Other intangible assets arose from the acquisitions of VeriTest, Inc. ("VeriTest"), International Language Engineering Corporation ("ILE"), and certain assets of the

                         LIONBRIDGE TECHNOLOGIES, INC.

language services operation of Nortel Networks Corporation ("Nortel") and consist of the following, which are being amortized on a straight-line basis over the following estimated useful lives:

                                                                       Estimated
                                                                        Useful
                                                                         Life
                                                                       ---------
   VeriTest:
     Acquired workforce...............................................  5 years
     Trade name.......................................................  5 years
   ILE:
     Installed customer base..........................................  5 years
     Acquired workforce...............................................  2 years
     Completed technology.............................................  3 years
   Language services operation of Nortel:
     Acquired workforce...............................................  5 years

 Long-Lived Assets

  Lionbridge periodically evaluates the net realizable value of its long-lived assets, including goodwill and other intangible assets and property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value.

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

 Net Loss per Share Attributable to Common Stockholders

  Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted earnings per share since potential common shares from the conversion of preferred stock and exercises of stock options and warrants are anti-dilutive for all periods presented.

 Accounting for Stock-Based Compensation

  Lionbridge accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of Lionbridge's common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value of common stock at the date of grant, Lionbridge records that difference multiplied by the number of shares under option as deferred compensation, which is then amortized over the vesting period of the options. Lionbridge has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only (see Note 9). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related guidance.

                         LIONBRIDGE TECHNOLOGIES, INC.

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

 Concentrations of Credit Risk and Significant Customers

  Financial instruments which potentially subject Lionbridge to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivables. The Company places its cash and cash equivalents with financial institutions with high credit standing. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different geographic regions. Lionbridge does not require collateral or other security against trade receivable balances; however, it maintains reserves for potential credit losses and such losses have been within management's expectations.

 Fair Value of Financial Instruments

  Financial instruments, including cash equivalents, accounts receivable, accounts payable, redeemable preferred stock and debt, are carried in the consolidated financial statements at amounts that approximate fair values at December 31, 2000 and 1999. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended on July 7, 1999 by the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133." SFAS No. 137 defers the implementation of SFAS No. 133 by one year. SFAS No. 133, as amended, is effective for fiscal quarters beginning after December 31, 2000 for Lionbridge, and the Company does not expect its adoption to have a material impact on its financial position or results of operations.

  In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Lionbridge does not expect the application of SFAS No. 140 to have a material impact on its financial position or results of operations.

                         LIONBRIDGE TECHNOLOGIES, INC.

3. Property and Equipment:

  Property and equipment consisted of the following at December 31:

                                 2000         1999
                             ------------  -----------
   Computer software and
    equipment..............  $ 10,761,000  $10,206,000
   Furniture and office
    equipment..............     2,980,000    2,501,000
   Leasehold improvements..     1,439,000      965,000
                             ------------  -----------
                               15,180,000   13,672,000
   Less: Accumulated
    depreciation and
    amortization...........   (10,248,000)  (7,284,000)
                             ------------  -----------
                             $  4,932,000  $ 6,388,000
                             ============  ===========

4. Mergers

 Harvard Translations, Inc.

  On May 18, 2000, Lionbridge acquired Harvard Translations, a company based in Massachusetts, by means of a merger. Upon the effective date of the merger, each outstanding share of Harvard Translations common stock was converted into the right to receive 3.8864 shares of Lionbridge common stock. In addition, long-term debt of Harvard Translations payable to its former sole stockholder in the amount of $203,000 and all accrued interest thereon was paid in full by issuance of 13,820 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 285,865 shares of Lionbridge common stock. Upon the completion of the acquisition, all outstanding options to purchase common stock of Harvard Translations were assumed by Lionbridge and converted into options to purchase common stock of Lionbridge under similar terms. The transaction was accounted for using the pooling-of-interests method of accounting, and the results of Harvard Translations have been included in the accompanying consolidated financial statements for all periods presented.

 INT'L.com, Inc.

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

                         LIONBRIDGE TECHNOLOGIES, INC.

  Combined and separate results of Lionbridge, Harvard Translations and INT'L.com for the periods preceding the mergers were as follows:

                                             Harvard
                              Lionbridge   Translations  INT'L.com      Combined
                             ------------  ------------ ------------  ------------
   Three months ended March
    31, 2000 (unaudited)
     Revenue...............  $ 17,006,000   $1,366,000  $  9,824,000  $ 28,196,000
     Net loss..............  $ (3,269,000)  $   62,000  $ (2,769,000) $ (5,976,000)
   Year ended December 31,
    1999
     Revenue...............  $ 49,508,000   $4,354,000  $ 34,902,000  $ 88,764,000
     Net loss..............  $(17,586,000)  $ (113,000) $(15,508,000) $(33,207,000)
   Year ended December 31,
    1998
     Revenue...............  $ 38,412,000   $4,025,000  $ 17,317,000  $ 59,754,000
     Net income (loss).....  $ (4,262,000)  $  168,000  $ (1,135,000) $ (5,229,000)

5. Business Acquisitions:

 Localization Business of Stream

  On December 23, 1996, Lionbridge acquired the localization businesses of Stream International Holdings, Inc. ("Stream") in Ireland, The Netherlands and France. In accordance with the acquisition agreement, Lionbridge paid Stream aggregate cash consideration of $11,300,000 in exchange for all of the outstanding common stock of R.R. Donnelley Language Solutions International B.V. and Stream International Language Solutions as well as the assumption of tax liabilities of $100,000 incurred in connection with the transaction. Goodwill of $9,224,000 was initially recognized in connection with this acquisition.

  In 1997, Lionbridge submitted a claim to Stream for the reimbursement of a portion of the purchase consideration under the indemnity terms of the December 23, 1996 agreement. This claim was ultimately resolved through a settlement agreement with Stream, effective December 31, 1997. Under the terms of this agreement, the purchase price for the European businesses was reduced by $531,000. This amount was deducted from goodwill at December 31, 1997.

  During 2000, 1999 and 1998, acquired net operating loss carryforwards of approximately $621,000, $1,540,000 and $1,291,000, respectively, were utilized to offset taxable income in Ireland, France and The Netherlands. As the deferred tax assets associated with these losses had been fully reserved at the time of the Stream acquisition, the benefits were recorded as reductions to goodwill of $143,000, $519,000, and $207,000 in 2000, 1999 and 1998,
respectively.

 Japanese Language Services, Inc.

  On February 27, 1998, Lionbridge entered into an agreement to acquire all of the outstanding stock of Japanese Language Services, Inc. ("JLS"), a company based in Massachusetts with additional operations in Japan, for total initial consideration of $2,323,000 consisting of cash of $2,237,000 and 286,959 shares of common stock valued at $86,000. The shares of common stock were redeemable, at the option of the holder, at a price of $1.35 per share at any time from July 2000 to September 2000, but were not redeemed. The carrying amount of the redeemable common stock was increased to the redemption amount of $387,000 over the 30-month period ending June 2000. The agreement also required certain contingent stock issuances, limited to 24,268 shares of common stock, and cash payments, limited to $625,000, dependent on future operating results of JLS through December 31, 1999. This agreement was effective January 2, 1998, when operating control of

                         LIONBRIDGE TECHNOLOGIES, INC.

JLS was assumed by Lionbridge. The acquisition was accounted for using the purchase method of accounting, and the results of JLS have been included in Lionbridge's financial statements as of the effective date. The purchase price, including direct costs of the acquisition, was allocated based on the fair values of the acquired assets and liabilities assumed as follows:

   Current assets.................................................. $  935,000
   Property and equipment..........................................    247,000
   Current liabilities.............................................   (789,000)
   Goodwill........................................................  1,999,000
                                                                    ----------
                                                                    $2,392,000
                                                                    ==========

  The initial calculation of goodwill did not include any anticipated contingent consideration. Additional goodwill of $484,000 was subsequently recorded through December 31, 1999 in connection with incremental payments and stock issuances being made under the terms of the original agreement. Goodwill was also increased by $60,000, $120,000 and $120,000 during each of the years ended December 31, 2000, 1999 and 1998, respectively, related to the accretion to the redemption amount of the redeemable common stock.

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

 Sprache und Dokumentation GmbH

  On May 19, 1998, Lionbridge's wholly owned subsidiary, INT'L.com, acquired all of the assets and assumed certain liabilities of Sprache und Dokumentation GmbH ("S&D"), a company based in Germany, for total consideration of $512,000, consisting of cash of $200,000 and 72,575 shares of common stock valued at $312,000. The acquisition was accounted for using the purchase method of accounting, and the results of S&D have been included in the accompanying financial statements as of the date of acquisition. The purchase price, including direct costs of the acquisition, was allocated based on the fair values of the acquired assets and liabilities assumed as follows:

   Property and equipment........................................... $ 99,000
   Current liabilities..............................................  (89,000)
   Goodwill.........................................................  589,000
                                                                     --------
                                                                     $599,000
                                                                     ========

 Direct Language Communications, Inc.

  On August 14, 1998, Lionbridge's wholly owned subsidiary, INT'L.com, acquired Direct Language Communications, Inc. ("DLC"), a company based in California, for total consideration of approximately $3,173,000, consisting of 666,165 shares of common stock valued at $511,000, 867,047 shares of Series A convertible preferred stock valued at $1,811,000 and 228,467 shares of Series B redeemable convertible preferred stock valued at $850,000. All outstanding options to purchase common stock of DLC were exchanged for options to purchase common stock of INT'L.com under similar terms.

                         LIONBRIDGE TECHNOLOGIES, INC.

  In addition, warrants to purchase shares of DLC common stock were exchanged for warrants to purchase 206,998 shares of Lionbridge's common stock under similar terms. Warrants to purchase 10,170 shares of common stock were issued with an exercise price of $4.92 per share. Additionally, warrants to purchase 196,828 shares of common stock were issued with an exercise price of $1.43 per share. Both sets of warrants were exercised in full in a cashless exercise in May 2000, resulting in the issuance of 178,095 shares of Lionbridge common stock.

  The transaction was accounted for using the purchase method of accounting, and the results of DLC have been included in the accompanying financial statements as of the date of the acquisition. The initial purchase price, including direct costs of the acquisition, was allocated based on the fair value of the acquired assets and liabilities assumed as follows:

   Current assets.................................................. $1,843,000
   Property and equipment..........................................    484,000
   Current liabilities.............................................   (691,000)
   Noncurrent liabilities..........................................   (149,000)
   Goodwill........................................................  2,230,000
                                                                    ----------
                                                                    $3,717,000
                                                                    ==========

 VeriTest, Inc.

  On January 11, 1999, Lionbridge entered into an agreement to acquire all of the stock of VeriTest, a company based in California, for total initial consideration of $4,354,000, consisting of cash of $3,260,000, 66,668 shares of common stock valued at $344,000, and notes payable for $750,000. The agreement also required certain contingent cash payments, limited to $1,000,000, dependent on future operating performance through December 31, 2000. The acquisition was accounted for using the purchase method of accounting, and results of VeriTest are included in the accompanying financial statements from the date of acquisition. The purchase price, including direct costs of the acquisition, was allocated based on the fair values of the acquired assets and liabilities assumed as follows:

   Current assets.................................................. $  522,000
   Property and equipment..........................................    175,000
   Current liabilities.............................................   (616,000)
   Acquired workforce..............................................    676,000
   Trade name......................................................    505,000
   Goodwill........................................................  3,157,000
                                                                    ----------
                                                                    $4,419,000
                                                                    ==========

  The initial calculation of goodwill did not include any contingent consideration. Additional goodwill of $900,000 was subsequently recorded through December 31, 2000 in connection with incremental payments being due under the terms of the original agreement, with $400,000 paid in 2000 and $500,000 paid in January 2001.

 International Language Engineering Corporation

  On April 9, 1999, Lionbridge's wholly owned subsidiary, INT'L.com, acquired ILE, a company based in Colorado with additional operations in The Netherlands, for total consideration of $9,237,000, consisting of 1,983,017 shares of common stock valued at $3,407,000 and 936,991 shares of Series D redeemable preferred

                         LIONBRIDGE TECHNOLOGIES, INC.

stock valued at $5,830,000. In addition, long-term debt of ILE in the amount of $3,250,000 was assumed. Upon the acquisition, all outstanding options to purchase common stock of ILE were exchanged for options to purchase common stock of the Company under similar terms. The transaction was accounted for using the purchase method of accounting, and the results of ILE have been included in the accompanying financial statements as of the acquisition date. The purchase price, including direct cost of the acquisition, was allocated based on the fair value of the acquired assets and liabilities assumed as follows:

   Current assets.................................................. $ 3,020,000
   Property and equipment..........................................   1,922,000
   Current liabilities.............................................  (4,111,000)
   Installed customer base.........................................   1,800,000
   Acquired workforce..............................................   1,200,000
   Completed technology............................................     800,000
   Acquired in-process research and development....................     300,000
   Goodwill........................................................   7,892,000
                                                                    -----------
                                                                    $12,823,000
                                                                    ===========

  The value of acquired in-process research and development was recorded as an operating expense as of the acquisition date.

 Motus!

  At December 31, 1998, Lionbridge's wholly owned subsidiary, INT'L.com, had a 32.8% equity investment in Motus!, a French-based provider of localization and translation services. This investment was accounted for using the equity method. On September 30, 1999, INT'L.com acquired the remaining equity interest in Motus! for $124,000 in cash and 4,540 options to purchase common stock of the Company valued at $20,000. The transaction was accounted for using the purchase method of accounting, and the results of Motus! have been included in the accompanying financial statements as of the date of the acquisition. The purchase price, including direct costs of the acquisition, was allocated based on the fair value of the acquired assets and liabilities assumed as follows:

   Property, equipment and long-term receivables...................... $ 15,000
   Current liabilities................................................  (87,000)
   Goodwill...........................................................  217,000
                                                                       --------
                                                                       $145,000
                                                                       ========

 Language Services Operations of Nortel

  On January 17, 2000, Lionbridge acquired certain assets of the language services operation of Nortel in Montreal and Ottawa, Canada; Beijing, China; Sao Paulo, Brazil; Sunrise, Florida; and Bogota, Colombia for cash of $2,476,000. In connection with the purchase, Nortel awarded a preferred vendor designation to Lionbridge as part of a three-year services agreement, under which Lionbridge will provide a full range of translation and localization services for Nortel. The purchase agreement provides for certain contingent payments to be made by Lionbridge, dependent on the level of revenues generated under the services agreement over the three-year period. No such contingent payments are due for the first year of the services agreement. The transaction was accounted for using the purchase method of accounting, and results of the operations acquired

                         LIONBRIDGE TECHNOLOGIES, INC.

are included in the accompanying financial statements from the date of the asset purchase. The purchase price was allocated based on the fair values of the acquired assets and liabilities assumed as follows:

   Current assets.................................................. $1,693,000
   Property and equipment..........................................    140,000
   Current liabilities.............................................    (57,000)
   Acquired workforce..............................................    377,000
   Goodwill........................................................    323,000
                                                                    ----------
                                                                    $2,476,000
                                                                    ==========

  The initial calculation of goodwill did not include any contingent consideration. Future payments, if any, under the contingent payment arrangement will increase goodwill. Pro forma statements of operations for the year ended December 31, 1999 would not differ materially form reported results.

 Pro Forma Disclosures (Unaudited)

  The following unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 1998 assume that the acquisitions of S&D, DLC, VeriTest, ILE, and Motus! occurred as of January 1, 1998:

                                                        1999         1998
                                                     -----------  -----------
    Revenue........................................  $93,010,000  $90,583,000
    Net loss.......................................  (35,961,000)  (8,581,000)
    Basic and diluted net loss per share
     attributable to common stockholders...........        (3.32)       (2.50)

  For each period presented, the pro forma results include estimates of the interest expense on debt used to finance the purchases and the depreciation and amortization of intangible assets based on the purchase price allocations. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on January 1, 1998 or that may be obtained in the future.

 Amortization of Goodwill

  The expense of amortizing goodwill related to all acquisitions was $4,965,000, $4,957,000, and $2,445,000 in 2000, 1999 and 1998, respectively.
Additionally, amortization of $1,538,000, $1,156,000 and $0 was recorded in 2000, 1999 and 1998, respectively, in connection with other intangible assets acquired.

6. Debt:

  Debt consisted of the following at December 31:

                                                          2000        1999
                                                       ----------- -----------
   Lines of credit.................................... $10,273,000 $ 9,636,000
   Notes payable to stockholders......................   7,500,000   7,703,000
   Subordinated debt..................................   5,981,000   5,981,000
   Equipment financing facility.......................     848,000         --
   Convertible promissory notes to stockholders, net
    of discount.......................................         --    1,788,000
                                                       ----------- -----------
     Total debt.......................................  24,602,000  25,108,000
   Less current portion...............................  11,337,000   9,636,000
                                                       ----------- -----------
     Long-term debt, less current portion............. $13,265,000 $15,472,000
                                                       =========== ===========

                         LIONBRIDGE TECHNOLOGIES, INC.

 Lines of Credit

  Under its September 26, 1997 line of credit agreement with a commercial bank, as amended on October 20, 2000, Lionbridge is able to borrow up to $8,000,000, based on the value of certain current assets worldwide. This facility expires on January 20, 2001. The interest rate payable on any outstanding borrowings is prime plus 1% per year (9.5%, 9.5%, and 8.8% at December 31, 2000, 1999 and 1998, respectively). Borrowings outstanding under the line of credit agreement are collateralized by certain assets of Lionbridge. The amounts outstanding on the line of credit at December 31, 2000 and 1999 were $7,042,000 and $6,593,000, respectively. The agreement requires Lionbridge to maintain certain financial ratios and restricts the payment of dividends. As of December 31, 2000 and 1999, Lionbridge was in compliance with the financial covenants as amended by the bank. In conjunction with the line of credit, Lionbridge issued a warrant for the purchase of 83,334 shares of common stock with an exercise price of $2.40 per share. The value ascribed to this warrant was immaterial. This warrant was exercised in full in May 2000 in a cashless exercise, resulting in the issuance of 64,286 shares of Lionbridge common stock.

  On April 23, 1999, Lionbridge's wholly owned subsidiary, INT'L.com, entered into a line of credit agreement with a commercial bank. The agreement was subsequently amended on March 20, 2000, and expires on February 20, 2001. Under the amended terms of the agreement, INT'L.com is able to borrow up to $5,000,000, based on the value of certain current assets worldwide. The interest rate payable on any outstanding borrowings is prime plus 2% per year (10.5% at December 31, 2000 and 1999). Borrowings outstanding under the line of credit agreement are collateralized by substantially all of the assets of INT'L.com. The amounts outstanding on the line of credit at December 31, 2000 and 1999 were $3,231,000 and $2,993,000, respectively. During the term of the agreement, INT'L.com must maintain certain financial ratios. As of December 31, 2000, INT'L.com was in compliance with the financial covenants as amended by the bank. As of December 31, 1999, INT'L.com was either in compliance with the covenants or was in receipt of a waiver from the bank with respect to any non-compliance with the covenants.

  On December 4, 1997, Lionbridge's wholly owned subsidiary, Harvard Translations, entered into a line of credit with a bank under which it could borrow up to $350,000. The interest rate payable on any outstanding borrowings was prime (8.5% at December 31, 1999). Borrowings outstanding under the line of credit agreement were collateralized by substantially all assets of Harvard Translations and were personally guaranteed by a former stockholder of Harvard Translations. The amount outstanding on the line of credit at December 31, 1999 was $50,000. The line of credit and all accrued interest thereon was paid in full in July 2000, and the line of credit arrangement was terminated.

 Notes Payable to Stockholders

  On August 13, 1998, as part of a cash and stock dividend to the INT'L.com stockholders on record as of that date, promissory notes to stockholders in the aggregate amount of $3,500,000 were issued (see Note 9). The notes bear interest at 6% per year for the first year of the term of the notes, and the interest rate increases by 1% for each successive year of the term of the notes. One half of the interest accruing in each semi-annual period is payable semi-annually on January 1 and June 30 during the term of the notes and the remaining interest is payable upon the maturity of the notes. The principal amount of the notes, together with any accrued but unpaid interest, is payable in April 2005.

  On January 11, 1999, Lionbridge entered into two substantially identical promissory note agreements with the former owners of VeriTest in connection with the acquisition of this business (see Note 5). The notes are for an aggregate amount of $750,000 and are payable in one installment on January 11, 2001. Interest on the notes is due annually at a rate of 8%.

                         LIONBRIDGE TECHNOLOGIES, INC.

  On April 9, 1999, Lionbridge's wholly owned subsidiary, INT'L.com, assumed ILE's obligation under a promissory note to a former ILE stockholder in the amount of $3,250,000 as part of the acquisition of ILE. The promissory note accrues interest at 8.5% per year and matures June 27, 2002. The promissory note is subordinate to all indebtedness owed by INT'L.com to any bank, pension fund, insurance fund or other financial institutions.

  In 1997, Harvard Translations issued a note payable to a stockholder representing unsecured cash advances from the stockholder. The principal balance was due in July 2001. The note bore interest at 8.5% which was paid monthly. The outstanding balance on May 18, 2000 of $203,000 and all accrued interest thereon was paid in full upon the closing of the merger (see Note 4).

 Subordinated Debt

  Lionbridge has entered into two subordinated debt agreements pursuant to which 12% senior subordinated notes were issued. The outstanding aggregate principal amount of such notes, together with all accrued and unpaid interest thereon, is required to repaid upon the earlier of August 25, 2001 or an underwritten public offering by Lionbridge with aggregate proceeds of at least $10,000,000. The notes are subject to certain covenant restrictions, including maintenance of certain financial ratios, and are collateralized by certain assets of Lionbridge. The terms of the subordinated debt agreements prohibit Lionbridge from paying dividends to its stockholders. As of December 31, 2000 and 1999, $5,981,000 was outstanding under these subordinated notes. In connection with the issuance of these notes, Lionbridge issued detachable warrants to purchase 1,533,260 shares of common stock at a price of $0.015 per share, valued at $5,967,000. These warrants were exercised in full in 1999. The aggregate value of the warrants issued in connection with these financings was recorded as a discount on subordinated notes payable and was amortized as additional interest expense using the straight-line method over the period from issuance until August 1999, based on the initially expected repayment of the debt upon the initial public offering of securities by Lionbridge.

  In January, March and April 2000, Lionbridge's wholly owned subsidiary, INT'L.com, received $2,000,000, $1,000,000 and $2,000,000, respectively, from the issuance of subordinated promissory notes to existing investors. The notes accrued interest at 8.5% per annum and matured one year from the date of issuance. The notes were subordinate to the INT'L.com line of credit described above. The notes and all accrued interest thereon were paid in full upon closing of the merger (see Note 4).

 Equipment Financing Facility

  On February 25, 2000, Lionbridge entered into a equipment financing arrangement whereby it may borrow an aggregate of $1,350,000 to fund equipment purchases. Advances under the arrangement are collateralized by certain fixed assets and are payable in monthly installments with interest through September 2003. Borrowings under the notes totaled $848,000 at December 31, 2000 and bear interest at rates ranging from 15.6% to 16.3%.

 Convertible Promissory Notes to Stockholders

  In August 1999, Lionbridge's wholly owned subsidiary, INT'L.com, received $2,000,000 through the issuance of convertible promissory notes to existing investors. The convertible notes accrued interest at 10% per year and were due to mature in August 2001. The convertible promissory notes were subordinate to the INT'L.com line of credit described above. The outstanding principal and accrued interest were convertible at the option of the lenders into shares of INT'L.com equity securities. The notes and all accrued interest thereon were paid in full upon the closing of the merger (see Note 4). As additional consideration to the investors, INT'L.com issued warrants to purchase 56,753 shares of its common stock at an exercise price of $1.45 per share. The warrants were exercised in full in May 2000 by means of a cashless exercise, resulting in the issuance of 49,547 shares of Lionbridge common stock. Due to the issuance of these warrants, the convertible promissory notes were presented on the consolidated balance sheet at December 31, 1999 at a discount, which was amortized over the term of the notes as additional interest expense.

                         LIONBRIDGE TECHNOLOGIES, INC.

7. Commitments:

 Lease Commitments

  The Company leases certain equipment and office space under noncancelable agreements and leases which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases at December 31, 2000 were as follows:

   Year ending December 31,
   ------------------------
   2001........................................................... $ 3,801,000
   2002...........................................................   1,806,000
   2003...........................................................     556,000
   2004...........................................................     397,000
   2005...........................................................     363,000
   Thereafter.....................................................   3,666,000
                                                                   -----------
                                                                   $10,589,000
                                                                   ===========

  Total rental expense charged to operations was $4,729,000, $3,115,000 and $2,073,000 in 2000, 1999, and 1998, respectively.

8. Preferred Stock:

  Redeemable preferred stock consisted of the following at December 31:

                                                               2000    1999
                                                               ---- -----------
   INT'L.com Series A convertible preferred stock, 0 and
    867,047 shares authorized, issued and outstanding at
    December 31, 2000 and 1999, respectively.................  $--  $ 1,811,000
   INT'L.com Series B redeemable convertible preferred stock,
    0 and 3,500,000 shares authorized at December 31, 2000
    and 1999, respectively; 0 and 2,621,477 shares issued and
    outstanding at December 31, 2000 and 1999, respectively..   --   10,586,000
   INT'L.com Series C redeemable preferred stock, 0 and 5,000 shares authorized, issued and outstanding at December 31,
    2000 and 1999, respectively..............................   --      537,000
   INT'L.com Series D redeemable preferred stock, 0 and
    1,100,000 shares authorized at December 31, 2000 and
    1999, respectively; 0 and 936,991 shares issued and
    outstanding at December 31, 2000 and 1999, respectively..   --    6,853,000
                                                               ---- -----------
                                                               $--  $19,787,000
                                                               ==== ===========

  In connection with May 2000 merger with INT'L.com described in Note 4, all shares of INT'L.com preferred stock then outstanding were converted into shares of Lionbridge common stock.

  Lionbridge is authorized to issue 5,000,000 share of preferred stock in one or more series, each with such terms and rights as adopted by Lionbridge in creating such series. No such preferred stock issued or outstanding as of December 31, 2000 and 1999.

                         LIONBRIDGE TECHNOLOGIES, INC.

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

9. Stockholders' Equity (Deficit):

 Private Placement of Common Stock

  In June 2000, Lionbridge issued 1,500,000 shares of its common stock at $8.50 per share in a private placement for total consideration received of approximately $12.8 million before expenses. These shares were subsequently registered in a Registration Statement on Form S-3 filed with the Securities and Exchange Commission in September 2000.

 Deferred Compensation

  During the year ended December 31, 1999, Lionbridge recorded deferred compensation in connection with options granted at exercise prices below the then fair market value of Lionbridge's common stock totaling $3,803,000, representing the aggregate difference between the estimated fair market value of Lionbridge's common stock on the date of grant and the exercise price of each option. This deferred compensation is being amortized over the four-year vesting period of the related options, resulting in amortization of $799,000 and $730,000 in the years ended December 31, 2000 and 1999, respectively. Additionally, $348,000 and $236,000 of deferred compensation has been reversed due to cancellation of the underlying options in the years ended December 31, 2000 and 1999, respectively.

 Restricted Stock Sale

  In May 1998, Lionbridge's wholly owned subsidiary, INT'L.com, issued a total of 68,306 shares of its restricted common stock and 47,293 shares of its unrestricted common stock to two employees for $4.29 per share. The aggregate purchase price of approximately $496,000 was evidenced by full recourse notes payable to the Company which are classified as subscriptions receivable in the accompanying consolidated balance sheets. The notes bear interest at 6% per annum and are payable in four annual installments commencing September 30, 1998. The restricted common stock vested over a period of 27 months.

  In April 1999, the holder of the 68,306 shares of restricted common stock terminated his employment. At that date, 34,156 shares of restricted common stock were vested and retained by the employee. The remaining 34,150 shares were repurchased by INT'L.com for $4.29 per share. The related notes were paid in full.

 Reverse Stock Split

  Effective August 13, 1999, the Company's Board of Directors declared a 2-for-3 reverse common stock split. All references in these consolidated financial statements to shares of common stock have been retroactively adjusted to reflect this reverse stock split.

 Dividend

  On August 13, 1998, prior to the acquisition of DLC, Lionbridge's wholly owned subsidiary, INT'L.com, declared a dividend to all of its Series A common stockholders of record as of that date in the form of cash, promissory notes and Series C preferred stock. The dividend totaled $6,000,000 and consisted of
(i) $2,000,000

                         LIONBRIDGE TECHNOLOGIES, INC.

in cash, of which $1,600,000 was paid in 1998 and $400,000 was paid in 1999,
(ii) promissory notes in the amount of $3,500,000 (see Note 6) and (iii) 5,000 shares of Series C preferred stock valued at $100.00 per share.

 Employee Stock Purchase Plan

  On June 15, 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"), effective upon the consummation of the Company's initial public offering. The Purchase Plan is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The Purchase Plan allows for the issuance of 1,000,000 shares of Lionbridge's common stock to eligible employees. Under the Purchase Plan, Lionbridge is authorized to make a series of offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering is equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower. The Company issued 31,228 and 0 shares of common stock during 2000 and 1999, respectively, pursuant to the Purchase Plan at a weighted-average price per share of $9.08.

 Stock Option Plans

  Lionbridge maintains a stock option plan (the "Plan") for the issuance of incentive and nonqualified stock options. As amended through October 2000, the maximum number of shares of common stock available for issuance under the Plan is 8,522,032 shares. Options to purchase common stock are granted at the discretion of the Board of Directors. Generally, stock options vest over a four-year period as follows: 25% on the first anniversary of the date of grant and semi-annually thereafter in equal installments over the remaining three-year period. Stock options generally expire ten years (five years in certain cases) from the date of grant.

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

  Harvard Translations and INT'L.com also maintained stock option plans which were assumed by Lionbridge and provide for grants of options to officers, consultants and employees that expire ten years (five years in certain cases) from date of grant. The stock option grants generally vest over four to five years except for certain options that have acceleration clauses effective upon certain circumstances including a change of ownership or control. Upon the mergers of Harvard Translations and INT'L.com, Lionbridge assumed options for the purchase of 742,584 shares of common stock. No further options will be granted under these plans.

                         LIONBRIDGE TECHNOLOGIES, INC.

  Transactions involving all plans for the period from January 1, 1998 to December 31, 2000 are summarized as follows:

                                                                       Weighted-
                                                                        Average
                                                            Number of  Exercise
                                                             Shares      Price
                                                            ---------  ---------
   Outstanding at January 1, 1998.......................... 2,222,166   $ 0.175
   Granted.................................................   865,087     1.684
   Exercised...............................................  (316,662)    0.135
   Canceled................................................  (119,288)    0.249
                                                            ---------
   Outstanding at December 31, 1998........................ 2,651,303     0.668
   Granted................................................. 1,614,542     5.855
   Exercised...............................................  (758,693)    1.100
   Canceled................................................  (255,783)    3.806
                                                            ---------
   Outstanding at December 31, 1999........................ 3,251,369     2.896
   Granted................................................. 2,056,400    10.271
   Exercised...............................................  (952,059)    1.239
   Canceled................................................  (519,655)    8.973
                                                            ---------
   Outstanding at December 31, 2000........................ 3,836,055     6.440
                                                            =========

  During the year ended December 31, 2000, the Company issued 68,022 shares of Lionbridge common stock in connection with a net settlement exercise of stock options for the purchase of 166,473 shares of common stock.

  Options for 1,129,057, 852,350 and 552,592 shares were exercisable at December 31, 2000, 1999 and 1998, respectively. There were 3,204,738, 1,872,274 and 636,843 shares available for future grant under the Plan at December 31, 2000, 1999 and 1998, respectively.

  The following table summarizes information about stock options outstanding at December 31, 2000:

                             Options Outstanding                Options Exercisable
                 ------------------------------------------- --------------------------
                                Weighted-
                                 Average        Weighted-                  Weighted-
   Range of        Number       Remaining        Average       Number       Average
Exercise Prices  Outstanding Contractual Life Exercise Price Exercisable Exercise Price
- ---------------  ----------- ---------------- -------------- ----------- --------------
$0.15-
 $0.17              676,658     6.1 years         $ 0.15        552,283      $ 0.16
  0.30              137,835     7.1 years           0.30         64,042        0.30
  0.45                4,102     7.3 years           0.45          1,290        0.45
 0.90-
  1.31               71,641     7.1 years           1.03         43,175        1.05
 1.50-
  1.80              620,822     7.8 years           1.58        182,381        1.64
 4.92-
  7.25              314,395     9.1 years           6.20        113,789        4.93
 7.50-
  9.75            1,452,502     9.2 years           8.22        156,847        8.75
 11.38               88,850     9.3 years          11.38            --          --
17.94-
 19.73              469,250     9.1 years          18.33         15,250       18.00
                  ---------                                   ---------
                  3,836,055                                   1,129,057
                  =========                                   =========

  Had compensation cost for stock options granted to employees been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, Lionbridge's net loss for 2000, 1999 and 1998 would have been increased to $23,179,000, $33,955,000 and $5,476,000, respectively, and the net loss per

                         LIONBRIDGE TECHNOLOGIES, INC.

common share attributable to common stockholders for 2000, 1999 and 1998 would have been increased to $1.08, $3.14 and $1.71, respectively. The weighted-average fair value of options granted during 2000 was $6.64 per share. The estimated weighted-average fair value of Lionbridge, Harvard Translations and INT'L.com options granted during 1999 was $3.04, $3.55 and $0.83, respectively. The estimated weighted-average fair value of Lionbridge, Harvard Translations, and INT'L.com options granted during 1998 was $0.06, $2.98 and $0.54, respectively. Stock options granted with an exercise price in the range from $1.50 through $9.75 per share have an exercise price which exceeded the fair value of the underlying common stock on the date of the grant. The weighted average fair value of these options, which were all granted in 1999, was $2.18 per share.

  The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model. The following assumptions were used for options granted: (i) weighted-average risk free interest rates of 6.4%, 5.3% to 6.0%, and 5.1% to 6.0% for 2000, 1999 and 1998, respectively,
(ii) weighted-average expected option lives of 4.0 years for 2000 and 4.0 to
10.0 years for 1999 and 1998, (iii) no expected dividend yield, and (iv) an additional expected volatility factor of 85.0% since Lionbridge's initial public offering of securities in August 1999.

10. Income Taxes:

  The components of the provision for income taxes are as follows for the years ended December 31:

                                                     2000     1999     1998
                                                   -------- -------- ---------
   Current:
     State........................................ $    --  $ 20,000 $     --
     Federal......................................      --       --    (70,000)
     Foreign......................................  473,000  160,000    52,000
                                                   -------- -------- ---------
     Total current provision...................... $473,000 $180,000 $ (18,000)
                                                   ======== ======== =========
   Deferred:
     State........................................ $    --  $    --  $(123,000)
     Federal......................................      --       --   (372,000)
     Foreign......................................  143,000  519,000   207,000
                                                   -------- -------- ---------
     Total deferred provision..................... $143,000 $519,000 $(288,000)
                                                   ======== ======== =========

  The benefit from the utilization of net operating loss carryforwards in Europe during the years ended December 31, 2000, 1999 and 1998 was recorded as a reduction of goodwill of $143,000, $519,000 and $207,000, respectively, rather than a tax provision benefit, since the deferred tax assets associated with these carryforwards had been fully reserved at the time of the acquisition of the businesses from Stream.

  The components of the loss before income taxes were as follows for the years ended December 31:

                                            2000          1999         1998
                                        ------------  ------------  -----------
    United States.....................  $(20,242,000) $(28,337,000) $(6,124,000)
    Foreign...........................       583,000    (4,171,000)     589,000
                                        ------------  ------------  -----------
    Loss before income taxes..........  $(19,659,000) $(32,508,000) $(5,535,000)
                                        ============  ============  ===========

                         LIONBRIDGE TECHNOLOGIES, INC.

  The consolidated deferred tax assets (liabilities) of the Company were as follows at December 31:

                                                        2000          1999
                                                    ------------  ------------
    U.S. net operating loss carryforwards........   $ 12,412,000  $  9,373,000
    Foreign net operating loss carryforwards.....      5,427,000     3,745,000
    Difference in accounting for amortization and
     depreciation................................      1,128,000       523,000
    Nondeductible reserves and accruals..........      1,350,000       453,000
    Research and development tax credits.........        203,000        50,000
    Other........................................        215,000       176,000
    Valuation allowance..........................    (20,959,000)  (14,544,000)
                                                    ------------  ------------
    Net deferred tax liabilities.................   $   (224,000) $   (224,000)
                                                    ============  ============

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

  At December 31, 2000, Lionbridge had net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $32,352,000 that may be used to offset future taxable income, which begin to expire in 2012. The Company has federal research and development tax credits which may be used to offset future income tax of approximately $153,000, which expire in 2019. Additionally, Lionbridge has net operating loss carryforwards in France of approximately $1,726,000, which begin to expire in 2002; net operating loss carryforwards in Japan of approximately $1,928,000, which begin to expire in 2003; net operating loss carryforwards in Canada of approximately $1,176,000, which begin to expire in 2007; net operating loss carryforwards in Germany of approximately $561,000, which may be carried forward indefinitely; and net operating loss carryforwards in The Netherlands of approximately $10,210,000, which may be carried forward indefinitely.

  Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge's ownership may limit in the future the amount of net operating loss carryforwards which could be used annually to offset future taxable income and income tax liability.

11. Merger, Restructuring and Other Charges:

  The following table summarizes activity with respect to merger, restructuring and other charges for the years ended December 31:

                                                    2000       1999      1998
                                                 ---------- ---------- --------
   Merger costs................................. $2,465,000 $      --  $    --
   Restructuring charges, net...................    915,000  1,197,000  501,000
   Impairment of long-lived assets..............    886,000        --       --
                                                 ---------- ---------- --------
                                                 $4,266,000 $1,197,000 $501,000
                                                 ========== ========== ========

  During the second and third quarters of 2000, Lionbridge recorded merger costs of $2,323,000 and $142,000, respectively, in operating expenses. These charges consist of fees for investment banking, legal and accounting services and other direct costs incurred in connection with Lionbridge's mergers with Harvard Translations and INT'L.com.

                         LIONBRIDGE TECHNOLOGIES, INC.

  Restructuring charges of $387,000 and $528,000 were recorded in the second and third quarters of 2000, respectively. These charges relate to: (i) the costs of closing facilities in the United States, France, and The Netherlands as a result of the merger with INT'L.com consisting primarily of accruals for lease payments on vacant office space, and (ii) costs associated with workforce reductions in Canada, the United States and France, consisting of six technical staff and three administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. The restructuring charges for the third quarter of 2000 are presented net of a $162,000 reversal of a charge recorded in the second quarter of 2000, due to subsequent events which have reduced the potential loss on vacant office space.

  Impairment charges for long-lived assets of $831,000 and $55,000 were recorded in the second and third quarters of 2000, respectively. These noncash charges consist primarily of the write-off of previously capitalized licenses for software that was abandoned as a result of Lionbridge's merger with INT'L.com.

  At December 31, 2000, accruals totaling $394,000 related to restructuring charges remained on the consolidated balance sheet in other accrued expenses; no accruals remained for merger costs.

  During the second and fourth quarters of 1999, Lionbridge's wholly owned subsidiary, INT'L.com, recorded restructuring charges of $747,000 and $450,000, respectively, in operating expenses. These charges relate to workforce reductions in the United States operating sites, consisting of 36 technical staff, 14 administrative staff and four sales staff. All employees had been informed of their termination and related benefits in the period that the corresponding charge was recorded. At December 31, 2000 and 1999, $0 and $357,000, respectively, remained in other accrued expenses relating to these charges. Management does not anticipate any future expenditures related to these actions.

  During the first and fourth quarters of 1998, Lionbridge recorded restructuring charges of $451,000 and $50,000, respectively, in operating expenses. These charges related to workforce reductions in France, consisting of five technical and administrative staff. All employees had been informed of their termination and related benefits in the period that the corresponding charge was recorded. All amounts were paid in 1998 in connection with these charges.

12. Employee Benefit Plans:

  Lionbridge maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees may participate in the 401(k) plan subject to certain eligibility requirements. Under the 401(k) plan, a participant may contribute a maximum of 15% of his or her pre-tax salary, commissions and bonuses through payroll deductions (up to the statutorily prescribed annual limit--$10,500 in 2000) to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the Board of Directors, Lionbridge may make discretionary profit-sharing contributions into the 401(k) plan for all eligible employees. To date, Lionbridge has made no profit-sharing contributions to the 401(k) plan. In addition, as of December 31, 2000, the Company maintained defined benefit pension plans for employees in The Netherlands and France, and a defined contribution scheme for employees in Ireland. Total pension contributions charged to operations were $216,000, $294,000 and $350,000 in 2000, 1999 and 1998, respectively.

  Harvard Translations and INT'L.com maintained 401(k) retirement plans for employees meeting certain age and service requirements. The plans provided for voluntary employee contributions from their annual compensation as well as matching contributions by Harvard Translations or INT'L.com. For the years ended December 31, 2000, 1999 and 1998, matching contributions totaled approximately $51,000, $87,000 and $78,000, respectively. These plans were terminated upon the completion of the mergers, and the plan assets transferred to the Lionbridge 401(k) plan.

                         LIONBRIDGE TECHNOLOGIES, INC.

13. Operating Segment and Geographical Information:

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

                         LIONBRIDGE TECHNOLOGIES, INC.

  The table below presents information about the reported net loss of the Company for the years ended December 31, 2000, 1999 and 1998. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

                                                     Corporate
                         Localization    Testing     and Other    Eliminations    Total
                         ------------  -----------  ------------  ------------ ------------
2000
  External revenue...... $103,532,000  $11,617,000  $        --                $115,149,000
                         ============  ===========  ============               ============
  Inter-segment
   revenue.............. $        --   $    27,000  $        --    $ (27,000)  $        --
                         ============  ===========  ============   =========   ============
  Depreciation and
   amortization......... $  2,898,000  $   464,000  $  6,866,000               $ 10,228,000
                         ============  ===========  ============               ============
  Segment contribution.. $ 20,192,000  $ 1,607,000  $        --                $ 21,799,000
  Interest income
   (expense), income tax
   expense and other
   items of income
   (expense)............  (10,235,000)  (1,596,000)  (30,243,000)               (42,074,000)
                         ------------  -----------  ------------               ------------
  Net income (loss)..... $  9,957,000  $    11,000  $(30,243,000)              $(20,275,000)
                         ============  ===========  ============               ============
1999
  External revenue...... $ 81,582,000  $ 7,182,000  $        --                $ 88,764,000
                         ============  ===========  ============               ============
  Inter-segment
   revenue.............. $        --   $   315,000  $        --    $(315,000)  $        --
                         ============  ===========  ============   =========   ============
  Depreciation and
   amortization......... $  2,678,000  $   402,000  $  6,310,000               $  9,390,000
                         ============  ===========  ============               ============
  Segment contribution.. $  3,378,000  $ 1,384,000  $        --                $  4,762,000
  Interest income
   (expense), income tax
   expense and other
   items of income
   (expense)............  (10,018,000)  (1,120,000)  (26,831,000)               (37,969,000)
                         ------------  -----------  ------------               ------------
  Net income (loss)..... $ (6,640,000) $   264,000  $(26,831,000)              $(33,207,000)
                         ============  ===========  ============               ============
1998
  External revenue...... $ 57,568,000  $ 2,186,000  $        --                $ 59,754,000
                         ============  ===========  ============               ============
  Inter-segment
   revenue.............. $        --   $   144,000  $        --    $(144,000)  $        --
                         ============  ===========  ============   =========   ============
  Depreciation and
   amortization......... $  1,605,000  $    90,000  $  2,504,000               $  4,199,000
                         ============  ===========  ============               ============
  Segment contribution.. $  7,934,000  $   675,000  $        --                $  8,609,000
  Interest income
   (expense), income tax
   expense and other
   items of income
   (expense)............   (8,763,000)    (346,000)   (4,729,000)               (13,838,000)
                         ------------  -----------  ------------               ------------
  Net income (loss)..... $   (829,000) $   329,000  $ (4,729,000)              $ (5,229,000)
                         ============  ===========  ============               ============

                         LIONBRIDGE TECHNOLOGIES, INC.

  A summary of Lionbridge's operations and other financial information by geographical region follows:

                                               Year Ended December 31,
                                         --------------------------------------
                                             2000         1999         1998
                                         ------------  -----------  -----------
   Revenues:
     United States...................... $ 63,267,000  $47,981,000  $23,865,000
     Asia...............................   12,314,000    8,075,000    4,801,000
     France.............................   14,442,000   11,725,000    9,094,000
     Ireland............................   14,390,000   14,398,000   14,296,000
     The Netherlands....................    8,341,000    7,618,000    6,799,000
     Germany............................    3,674,000    2,947,000    2,520,000
     Canada.............................    5,428,000          --           --
     Eliminations.......................   (6,707,000)  (3,980,000)  (1,621,000)
                                         ------------  -----------  -----------
                                         $115,149,000  $88,764,000  $59,754,000
                                         ============  ===========  ===========

                                                          December 31,
                                                --------------------------------
                                                   2000       1999       1998
                                                ---------- ---------- ----------
   Long-lived assets:
     United States............................. $1,835,000 $4,052,000 $1,706,000
     Asia......................................    665,000    455,000    320,000
     France....................................  1,210,000    847,000    207,000
     Ireland...................................    434,000    552,000    989,000
     The Netherlands...........................    171,000    298,000    109,000
     Germany...................................    394,000    601,000    747,000
     Canada....................................    871,000        --         --
                                                ---------- ---------- ----------
                                                $5,580,000 $6,805,000 $4,078,000
                                                ========== ========== ==========

  Foreign revenue is presented based on the country in which projects are managed.

  Lionbridge has an agreement with the Irish Industrial Development Agency regarding financial grants to its Irish subsidiary from this agency. Under the agreement, the Irish subsidiary may not pay dividends or otherwise distribute its cash, including any distributions to Lionbridge.

                         LIONBRIDGE TECHNOLOGIES, INC.

14. Supplemental Disclosure of Cash Flow Information:

                                              Year Ended December 31,
                                        -------------------------------------
                                           2000         1999         1998
                                        -----------  -----------  -----------
Interest paid.......................... $ 2,291,000  $ 2,083,000  $   824,000
                                        ===========  ===========  ===========
Income taxes paid...................... $   124,000
                                        ===========
Noncash investing and financing
 activities:
  Issuance of warrants for common stock
   in connection with debt (Note 6)....              $ 5,967,000  $   254,000
                                                     ===========  ===========
  Noncash dividends paid (Note 9)......                           $ 4,000,000
                                                                  ===========
Lionbridge, or a wholly owned
 subsidiary of Lionbridge, purchased
 all of the outstanding capital stock
 of JLS, S&D, DLC in 1998 for
 $6,008,000. In conjunction with these
 acquisitions, liabilities were assumed
 as follows:
  Fair value of assets acquired and
   goodwill............................                           $ 8,426,000
  Cash paid for capital stock..........                            (2,437,000)
  Common stock issued..................                              (909,000)
  Series A convertible preferred stock
   issued..............................                            (1,812,000)
  Series B redeemable convertible
   preferred stock issued..............                              (850,000)
                                                                  -----------
  Liabilities assumed..................                           $ 2,418,000
                                                                  ===========
Lionbridge, or a wholly owned
 subsidiary of Lionbridge, purchased
 all of the outstanding capital stock
 of VeriTest, ILE and Motus! in 1999
 for $13,715,000. In conjunction with
 these acquisitions, liabilities were
 assumed as follows:
  Fair value of assets acquired and
   goodwill............................              $22,201,000
  Cash paid for capital stock..........               (3,384,000)
  Common stock issued..................               (3,751,000)
  Common stock issued..................               (5,830,000)
  Notes issued.........................                 (750,000)
                                                     -----------
  Liabilities assumed..................              $ 8,486,000
                                                     ===========
Lionbridge acquired certain assets of
 the language services operation of
 Nortel for $2,476,000 in 2000. In
 conjunction with the purchase,
 liabilities were assumed as follows:
  Fair value of assets acquired and
   goodwill............................ $ 2,533,000
  Cash paid for assets acquired........  (2,476,000)
                                        -----------
  Liabilities assumed.................. $    57,000
                                        ===========

15. Valuation and Qualifying Accounts:

  The following table sets forth activity in Lionbridge's accounts receivable reserve:

                                     Balance at                        Balance at
                                     Beginning  Charges to               End of
   Year ended:                        of Year   Operations Deductions     Year
   -----------                       ---------- ---------- ----------  ----------
   December 31, 1998................ $  406,000  $366,000  $ (50,000)  $  722,000
   December 31, 1999................    722,000   614,000   (214,000)   1,122,000
   December 31, 2000................  1,122,000   498,000   (921,000)     699,000

                         LIONBRIDGE TECHNOLOGIES, INC.

16. Net Loss per Share Attributable to Common Stockholders:

  Diluted net loss per share attributable to common stockholders does not differ from basic net loss per share attributable to common stockholders since potential common shares from the conversion of preferred stock and the exercise of stock options and warrants are anti-dilutive for all years presented and are therefore excluded from the calculation. Preferred stock convertible into 0, 2,639,766 and 10,693,824 shares of common stock, options to purchase 3,836,055, 3,251,369 and 2,651,303 shares of common stock, and warrants to purchase 0, 347,084 and 290,332 shares of common stock were outstanding as of December 31, 2000, 1999 and 1998, respectively, but were not included in the calculation of diluted net loss per share attributable to common shareholders because the effect of their inclusion would have been anti-dilutive.

17. Subsequent Events:

  In January 2001, Lionbridge's two line of credit arrangements with a commercial bank were amended to extend the maturity date of the lines to April 20, 2001. In March 2001, the bank indicated in a letter to Lionbridge its intention to renew the credit facilities through April 2002.

  In January 2001, Lionbridge acquired Quality Group Labs, Inc., a company based in Massachusetts, for total initial consideration of approximately $762,000, comprised of $250,000 of cash and 163,874 shares of Lionbridge common stock valued at $512,000. The transaction will be accounted for using the purchase method of accounting. Lionbridge has the right to repurchase up to 89,386 shares of the common stock issued as part of the acquisition at a price of $0.01 per share, dependent on future operating performance of the former Quality Group Labs, Inc. through December 31, 2001.

  In March 2001, Lionbridge entered into an agreement to acquire Data Dimensions, Inc., a company based in Bellevue, Washington, with operations in the United States, Ireland and Great Britain. The transaction is intended to be a tax-free, stock-for-stock transaction, accounted for using the purchase method of accounting. The Company will issue approximately 2,600,000 shares of its common stock in exchange for all of the outstanding shares of common stock of Data Dimensions, Inc. and up to approximately 450,000 additional shares of its common stock upon the exercise of outstanding options and warrants of Data Dimensions, Inc. being assumed by Lionbridge. The acquisition is expected to be consummated in the second quarter of 2001.

  In March 2001, the Company's subordinated debt agreements were amended to extend the maturity dates of the notes to the earlier of January 31, 2002 or an underwritten public offering by Lionbridge with aggregate proceeds of at least $10,000,000. In the event of a qualifying underwritten public offering, 50% of the then outstanding notes and accrued interest are payable, with the remaining amount maturing on January 31, 2002. As a result, the amount outstanding under these subordinated notes of $5,981,000 has been classified as a long-term liability on the consolidated balance sheet as of December 31, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 2, 2001

                                          Lionbridge Technologies, Inc.
                                          (Registrant)

                                          By:      /s/ Stephen J. Lifshatz
                                             ___________________________________
                                                    Stephen J. Lifshatz
                                                  Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)

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

              Signature                          Titles                  Date
              ---------                          ------                  ----

          /s/ Rory J. Cowan            Chief Executive Officer       April 2, 2001
______________________________________  and Chairman of the Board
            Rory J. Cowan               (Principal Executive
                                        Officer)

         /s/ Roger O. Jeanty           President and Director        April 2, 2001
______________________________________
           Roger O. Jeanty

       /s/ Stephen J. Lifshatz         Chief Financial Officer,      April 2, 2001
______________________________________  Treasurer and Secretary
         Stephen J. Lifshatz            (Principal Financial and
                                        Accounting Officer)

         /s/ Marcia J. Hooper          Director                      April 2, 2001
______________________________________
           Marcia J. Hooper

         /s/ Guy L. de Chazal          Director                      April 2, 2001
______________________________________
           Guy L. de Chazal

         /s/ Claude P. Sheer           Director                      April 2, 2001
______________________________________
           Claude P. Sheer

          /s/ Paul Kavanagh            Director                      April 2, 2001
______________________________________
            Paul Kavanagh

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2000

  Exhibit
    No.                                   Exhibit
  -------                                 -------
  3.1, 4.1 Second Amended and Restated Certificate of Incorporation of
           Lionbridge (filed as Exhibit 3.2 to the Registration Statement on
           Form S-1 (File No. 333-81233) and incorporated herein by reference).
  3.2, 4.2 Form of Amended and Restated By-laws of Lionbridge (filed as Exhibit
           3.4 to the Registration Statement on Form S-1 (File No. 333-81233)
           and incorporated herein by reference).

  4.3 Specimen Certificate for shares of Lionbridge's Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No.
           333-81233) and incorporated herein by reference).

 10.1**    1998 Stock Plan (filed as Appendix A to the Definitive Proxy
           Statement on Schedule 14A filed September 14, 2000 (File No. 333-
           81233) and incorporated herein by reference).

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

 10.8 Third Restated Registration Rights Agreement dated May 22, 2000 between Lionbridge, the Lionbridge shareholders party to the Second
           Restated Registration Rights Agreement, the former shareholders of INT'L.com, Inc. and the former shareholder of Harvard Translations, Inc. (filed as Exhibit 99.2 to the Current Report on Form 8-K filed
           June 1, 2000 (File No. 333-81233) and incorporated herein by reference).

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


 Exhibit
   No.                                   Exhibit
 -------                                 -------
 10.12   Deed of Pledge dated as of September 26, 1997 by Lionbridge
         Technologies B.V. of Accounts Receivable of Lionbridge Technologies
         B.V. in favor of Silicon Valley Bank (filed as Exhibit 10.12 to the
         Registration Statement on Form S-1 (File No. 333-81233) and
         incorporated herein by reference).

 10.13   Deed of Pledge dated as of September 26, 1997 by Lionbridge
         Technologies Holdings B.V. of Accounts Receivable of Lionbridge
         Technologies Holdings B.V. in favor of Silicon Valley Bank (filed as
         Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-
         81233) and incorporated herein by reference).

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


 Exhibit
   No.                                   Exhibit
 -------                                 -------
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

 10.29   Security Agreement dated as of May 21, 1998 between Lionbridge
         Technologies California, Inc. and Silicon Valley Bank (filed as
         Exhibit 10.29 to the Registration Statement on Form S-1 (File No. 333-
         81233) and incorporated herein by reference).

 10.30   First Demand Guarantee dated as of May 21, 1998 made by Lionbridge
         Technologies (France) in favor of Silicon Valley Bank (filed as
         Exhibit 10.30 to the Registration Statement on Form S-1 (File No. 333-
         81233) and incorporated herein by reference).

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


 Exhibit
   No.                                   Exhibit
 -------                                 -------
 10.38   Loan Document Modification Agreement Number 4 dated as of July 16,
         1999 by and among Lionbridge Technologies Holdings B.V., Lionbridge
         Technologies B.V., Lionbridge America, Inc., and Silicon Valley Bank
         (filed as Exhibit 10.43 to the Registration Statement on Form S-1
         (File No. 333-81233) and incorporated herein by reference).

 10.39   Senior Subordinated Note Purchase Agreement by and among Lionbridge,
         Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley
         Venture Investors Annex, L.P. dated as of March 9, 1999 (filed as
         Exhibit 10.44 to the Registration Statement on Form S-1 (File No. 333-
         81233) and incorporated herein by reference).

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

 10.46   Loan Document Modification Agreement Number 6 dated as of December 20,
         1999 by and among Lionbridge Technologies Holdings B.V., Lionbridge
         Technologies B.V., Lionbridge and Silicon Valley Bank (filed as
         Exhibit 10.46 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 1999 and incorporated herein by reference).

 10.47 Amended and Restated Promissory note dated as of December 20, 1999 payable to Silicon Valley Bank (filed as Exhibit 10.47 to the Annual
         Report on Form 10-K (File No. 000-26933) for the year ended December
         31, 1999 and incorporated herein by reference).

 10.48   First Amendment to lease dated as of June 29, 1999 between Bay Colony
         Corporate Center LLC and Lionbridge (filed as Exhibit 10.48 to the
         Annual Report on Form 10-K (File No. 000-26933) for the year ended
         December 31, 1999 and incorporated herein by reference).

 10.49   Second Amendment to lease dated as of December 10, 1999 between Bay
         Colony Corporate Center LLC and Lionbridge (filed as Exhibit 10.49 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended
         December 31, 1999 and incorporated herein by reference).


  Exhibit
    No.                                   Exhibit
  -------                                 -------
 10.50     Loan Document Modification Agreement Number 7 dated as of March 20,
           2000 by and among Lionbridge Technologies Holdings B.V., Lionbridge
           Technologies B.V., Lionbridge and Silicon Valley Bank (filed as
           Exhibit 10.49 to the Registration Statement on Form S-4 (File No.
           333-33750) and incorporated herein by reference).

 10.51 Amended and Restated Promissory Note dated as of March 20, 2000 payable to Silicon Valley Bank (filed as Exhibit 10.50 to the
           Registration Statement on Form S-4 (File No. 333-33750) and incorporated herein by reference).

 10.52**   Employment Agreement dated March 29, 2000 between Lionbridge and
           Roger O. Jeanty (filed as Exhibit 10.51 to the Registration
           Statement on Form S-4 (File No. 333-33750) and incorporated herein by reference).

 10.53** Non-Competition Agreement dated March 28, 2000 between Lionbridge and Roger O. Jeanty (filed as Exhibit 10.52 to the Registration
           Statement on Form S-4 (File No. 333-33750) and incorporated herein by reference).

 10.54     Amended and Restated Agreement and Plan of Reorganization dated
           March 30, 2000 by and among Lionbridge, LTI Acquisition Corp. and
           INT'L.com, Inc. (filed as Exhibit 10.53 to the Registration
           Statement on Form S-4 (File No. 333-33750) and incorporated herein by reference).

 10.55 Agreement and Plan of Reorganization dated March 30, 2000 by and among Lionbridge, HT Acquisition Corp and Harvard Translations, Inc.
           (filed as Exhibit 10.54 to the Registration Statement on Form S-4
           (File No. 333-33750) and incorporated herein by reference).

 10.56     Loan Document Modification Agreement Number 8 dated as of May 20,
           2000 by and among Lionbridge Technologies Holdings B.V., Lionbridge
           Technologies B.V., Lionbridge and Silicon Valley Bank (filed as
           Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-
           26933) for the quarter ended June 30, 2000 and incorporated herein by reference).

 10.57 Agreement between Lionbridge Technologies, Inc. and Christoph Heck dated as of September 29, 2000 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2000 and incorporated herein by reference).

 10.58     Loan Document Modification Agreement Number 9 dated as of July 20,
           2000 by and among Lionbridge Technologies Holdings B.V., Lionbridge
           Technologies B.V., Lionbridge and Silicon Valley Bank (filed as
           Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-
           26933) for the quarter ended September 30, 2000 and incorporated herein by reference).

 10.59*    Loan Document Modification Agreement Number 10 dated as of October
           20, 2000 by and among Lionbridge Technologies Holdings B.V.,
           Lionbridge Technologies B.V., Lionbridge and Silicon Valley Bank.

 10.60*,** Amendment to Employment Agreement between Lionbridge Technologies,
           Inc. and Peter H. Wright dated as of March 21, 2001.

 10.61*    Loan Document Modification Agreement Number 3 dated as of January
           19, 2001 by and among Silicon Valley Bank, INT'L.com, Inc.,
           International Language Engineering Corporation, and ILE
           International Corporation.

 10.62*    Loan Document Modification Agreement Number 11 dated as of January
           20, 2001 by and among Lionbridge Technologies Holdings B.V.,
           Lionbridge Technologies B.V., Lionbridge and Silicon Valley Bank.


 Exhibit
   No.                                   Exhibit
 -------                                 -------
 10.63   Agreement and Plan of Reorganization by and among Lionbridge
         Technologies, Inc. Diamond Acquisition Corp. and Data Dimensions, Inc.
         dated March 8, 2001 (filed as Exhibit 2.1 to the Current Report on
         Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).
 10.64   Option Agreement dated March 8, 2001, by and between Lionbridge
         Technologies, Inc. and Data Dimensions, Inc. (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-
         26933) and incorporated herein by reference).
 10.65   Form of voting agreement dated as of March 8, 2001 by and between
         Lionbridge Technologies, Inc. and certain directors, officers and stockholders of Data Dimensions, Inc. (filed as Exhibit 99.2 to the
         Current Report on Form 8-K filed on March 19, 2001 (File No. 000-
         26933) and incorporated herein by reference).
 10.66   Amendment No. 1 to Agreement and Plan of Reorganization by and among
         Lionbridge, Diamond Acquisition Corp. and Data Dimensions, Inc. dated
         March 16, 2001 (filed as Exhibit 2.2 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).
 10.67   Harvard Translations, Inc. 1997 Stock Option Plan (filed as
         Exhibit 4.4 to the Registration Statement on Form S-8 filed on June 9,
         2000 (File No. 333-38996) and incorporated herein by reference).
 10.68   IC Global Services, Inc. 1998 Stock Plan (Amended and Restated
         April 6, 1999) (filed as Exhibit 4.5 to the Registration Statement on
         Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).
 10.69   International Language Engineering Corporation Amended and Restated
         1997 Stock Option Plan (Filed as Exhibit 4.6 to the Registration
         Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).
 10.70*  Letter Agreement by and between Capital Resource Lenders III, L.P.,
         Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley
         Venture Investors II Annex, L.P. and Lionbridge Technologies, Inc.
         dated March 27, 2001.
 10.71*  Letter Agreement by and between Capital Resource Lenders III, L.P.,
         Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley
         Venture Investors II Annex, L.P. and Lionbridge Technologies Holdings,
         B.V. dated March 27, 2001.
 21.1*   Subsidiaries of Lionbridge.
 23.1*   Consent of PricewaterhouseCoopers LLP.
 23.2*   Consent of Arthur Andersen LLP.
 24.1*   Power of Attorney (included in signature page).
 99.1    Escrow Agreement dated as of May 18, 2000 by and among Lionbridge,
         Harvard Translations, Inc., American Stock Transfer & Trust Company
         (as Escrow Agent) and Robert C. Sprung (as Indemnification
         Representative) (filed as Exhibit 99.1 to the Current Report on Form
         8-K filed on June 1, 2000 (File No. 000-26933) and incorporated herein by reference).
 99.2    Investment Agreement dated as of May 18, 2000 by and among Lionbridge and Robert C. Sprung (filed as Exhibit 99.3 to the Current Report of
         Form 8-K filed June 1, 2000 (File No. 000-26933) and incorporated herein by reference).
 99.3    Escrow Agreement dated as of May 22, 2000 by and among Lionbridge,
         INT'L.com, Inc., American Stock Transfer & Trust Company (as Escrow
         Agent) and Seven Fingerhood (as Indemnification Representative) (filed as Exhibit 99.4 to the Current Report on Form 8-K filed on June 1,
         2000 (File No. 000-26933) and incorporated herein by reference).

- --------
 * Filed herewith.
** Indicates a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).