Form 10-Q
period 2001-03-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2001-05-15
CIK 1058299

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           _________________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _________________ to _______________


                             _____________________

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

                           Yes     X      No   _____
                                 -----

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                           Yes     X      No   _____
                                 -----

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of May 7, 2001 was 27,962,499.

==============================================================================

                         LIONBRIDGE TECHNOLOGIES, INC.

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                               TABLE OF CONTENTS


                                                                                                               PAGE
PART I:  FINANCIAL INFORMATION
         ITEM 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
                  December 31, 2000..........................................................................    3

                  Consolidated Statements of Operations (unaudited) for the three months
                  ended March 31, 2001 and 2000..............................................................    4

                  Consolidated Statements of Cash Flows (unaudited) for the three
                  months ended March 31, 2001 and 2000.......................................................    5

                  Notes to Consolidated Financial Statements (unaudited).....................................    6

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......   10

         ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.................................   14


PART II. OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K...........................................................   15

SIGNATURE....................................................................................................   16

EXHIBIT INDEX................................................................................................   16

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                         LIONBRIDGE TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                                                     March 31,       December 31,
                                                                                       2001              2000
                                                                                   -------------     ------------
                                                                                    (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents.........................................................    $  9,982         $ 16,741
 Accounts receivable, net of allowances of $709 and $699 at March 31,
   2001 and December 31, 2000, respectively........................................      17,232           16,355
 Work in process...................................................................       6,125            6,710
 Other current assets..............................................................       1,661            1,795
                                                                                   -------------     ------------

     Total current assets..........................................................      35,000           41,601

Property and equipment, net........................................................       4,568            4,932
Goodwill and other intangible assets, net..........................................      13,593           14,865
Other assets.......................................................................         646              648
                                                                                   -------------     ------------

     Total assets..................................................................    $ 53,807         $ 62,046
                                                                                   =============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt and current portion of long-term debt.............................    $ 15,568         $ 11,337
 Current portion of capital lease obligations......................................         183              255
 Accounts payable..................................................................       7,187            6,669
 Accrued compensation and benefits.................................................       5,609            6,784
 Accrued outsourcing...............................................................       3,847            4,148
 Other accrued expenses............................................................       4,233            4,371
 Deferred revenue..................................................................       2,909            3,578
 Deferred income taxes.............................................................         224              224
                                                                                   -------------     ------------
     Total current liabilities.....................................................      39,760           37,366
                                                                                   -------------     ------------

Long-term debt, less current portion...............................................       7,210           13,265
Capital lease obligations, less current portion....................................         100              114
Other long-term liabilities........................................................         303              117

Stockholders' equity:
 Preferred stock, $0.01 par value; 5,000,000 shares authorized; no
   shares issued and outstanding...................................................         ---              ---
 Common stock, $0.01 par value; 100,000,000 shares authorized;
   27,908,114 and 27,561,640 shares issued and 27,908,114 and
   27,520,443 shares outstanding at March 31, 2001 and December
   31, 2000, respectively..........................................................         280              276
 Additional paid-in capital........................................................      91,040           91,087
 Accumulated deficit...............................................................     (84,856)         (79,325)
 Deferred compensation.............................................................      (1,332)          (1,690)
 Subscriptions receivable..........................................................        (102)            (102)
 Treasury stock, at cost...........................................................         ---             (167)
 Accumulated other comprehensive income............................................       1,404            1,105
                                                                                   -------------     ------------

     Total stockholders' equity....................................................       6,434           11,184
                                                                                   -------------     ------------

     Total liabilities and stockholders' equity....................................    $ 53,807         $ 62,046
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

                         LIONBRIDGE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Amounts in thousands, except per share data)

                                                                         Three Months Ended
                                                                              March 31,
                                                                     2001                   2000
                                                                -------------           ------------
Revenue.......................................................  $      27,280           $     28,196
Cost of revenue...............................................         17,065                 19,502
                                                                -------------           ------------
     Gross profit.............................................         10,215                  8,694
                                                                -------------           ------------

Operating expenses:
  Sales and marketing.........................................          3,126                  2,874
  General and administrative..................................          8,931                  8,073
  Research and development....................................            644                    774
  Amortization of acquisition-related intangible assets.......          1,670                  1,605
  Merger, restructuring and other charges.....................            125                    ---
  Stock-based compensation....................................            148                    217
                                                                -------------           ------------
     Total operating expenses.................................         14,644                 13,543
                                                                -------------           ------------

Loss from operations..........................................         (4,429)                (4,849)
Interest expense, net.........................................            542                    698
Other expense, net............................................            418                    225
                                                                -------------           ------------

Loss before income taxes......................................         (5,389)                (5,772)
Provision for income taxes....................................            143                    204
                                                                -------------           ------------

Net loss......................................................         (5,532)                (5,976)
Accrued dividends on preferred stock..........................            ---                  2,274
                                                                -------------           ------------

Net loss attributable to common stockholders..................  $      (5,532)          $     (8,250)
                                                                =============           ============

Basic and diluted net loss per share attributable to
 common stockholders..........................................  $       (0.20)          $      (0.39)

Shares used in computing basic and diluted net loss per
 share attributable to common stockholders....................         27,826                 21,334


   The accompanying notes are an integral part of the consolidated financial statements.

                         LIONBRIDGE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Amounts in thousands)

                                                                        Three Months Ended
                                                                        March 31,
                                                                          2001            2000
                                                                        ------------------------
Cash flows from operating activities:
  Net loss............................................................. $ (5,532)       $ (5,976)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of acquisition-related intangible assets............    1,670           1,605
      Stock-based compensation.........................................      148             217
      Accretion of discount on debt....................................      ---             133
      Depreciation and amortization of property and equipment..........      817           1,011
      Provision for doubtful accounts..................................      127             133
      Other............................................................       40              25
      Changes in operating assets and liabilities, net of effects of acquisitions:
          Accounts receivable..........................................   (1,330)         (1,288)
          Work in process..............................................      408            (113)
          Other current assets.........................................       96            (331)
          Other assets.................................................     (118)           (373)
          Accounts payable.............................................    1,462           1,795
          Accrued outsourcing..........................................     (301)           (146)
          Other accrued expenses.......................................     (771)          1,890
          Deferred revenue.............................................     (608)            135
                                                                        ------------------------

                Net cash used in operating activities..................   (3,892)         (1,283)
                                                                        ------------------------

Cash flows from investing activities:
  Purchases of property and equipment..................................     (478)           (551)
  Payments for businesses acquired, net of cash acquired...............     (250)         (3,220)
                                                                        ------------------------
                Net cash used in investing activities..................     (728)         (3,771)
                                                                        ------------------------

Cash flows from financing activities:
  Net increase (decrease) in short-term debt...........................   (1,024)          2,374
  Proceeds from issuance of long-term debt.............................      ---             745
  Payment of long-term debt............................................     (814)            ---
  Proceeds from issuance of common stock under option plans............       99              61
  Payments of capital lease obligations................................      (86)           (328)
  Collection of subscriptions receivable...............................      ---              51
                                                                        ------------------------
                Net cash provided by (used in) financing activities....   (1,825)          2,903
                                                                        ------------------------

Net decrease in cash and cash equivalents..............................   (6,445)         (2,151)
Effects of exchange rate changes on cash and cash equivalents..........     (314)              7
Cash and cash equivalents at beginning of period.......................   16,741          12,350
                                                                        ------------------------

Cash and cash equivalents at end of period............................. $  9,982        $ 10,206
                                                                        ========================

   The accompanying notes are an integral part of the consolidated financial statements.

                         LIONBRIDGE TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  FINANCIAL INFORMATION

     The accompanying consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, "Lionbridge" or the "Company"). These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

2.  BUSINESS ACQUISITIONS

     On January 2, 2001, Lionbridge acquired Quality Group Labs, Inc. ("Quality Group Labs"), a company based in Massachusetts, for total initial consideration of approximately $483,000, comprised of $250,000 in cash and 74,488 shares of Lionbridge common stock valued at $233,000. Lionbridge may be required to issue up to 89,386 additional shares of common stock, dependent upon future operating performance of the former Quality Group Labs through December 31, 2001. The issuance of additional shares of common stock will increase the purchase price allocated to goodwill. The acquisition was accounted for using the purchase method of accounting, and results of Quality Group Labs are included in the accompanying financial statements from the date of acquisition. The purchase price was allocated based on the fair values of the acquired assets and liabilities assumed as follows:

     Property and equipment.......................           $ 50,000
     Goodwill.....................................            433,000
                                                             --------
                                                             $483,000
                                                             ========

     The initial allocation of the purchase price is subject to adjustment until certain additional information on the valuation of intangible assets acquired is finalized. The goodwill is being amortized on a straight-line basis over five years.

     In March 2001, Lionbridge entered into an agreement to acquire Data Dimensions, Inc. ("Data Dimensions"), a publicly traded provider of quality assurance and testing services based in Bellevue, Washington, with operations in the United States, Ireland and Great Britain. The transaction is intended to be a tax-free, stock-for-stock transaction, accounted for using the purchase method of accounting. Lionbridge will issue approximately 2,600,000 shares of its common stock for all of the outstanding shares of common stock of Data Dimensions and up to approximately 450,000 additional shares of its common stock upon the exercise of outstanding options and warrants of Data Dimensions being assumed by Lionbridge. Lionbridge expects the acquisition to be consummated in the second quarter of 2001.

3.  PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consists of the following:

                                                                                   March 31,            December 31,
                                                                                     2001                   2000
                                                                                 ------------           ------------
        Computer software and equipment................................          $ 10,316,000           $ 10,761,000
        Furniture and office equipment.................................             3,613,000              2,980,000
        Leasehold improvements.........................................             1,378,000              1,439,000
                                                                                 ------------           ------------
                                                                                   15,307,000             15,180,000

        Less:  accumulated depreciation and amortization...............           (10,739,000)           (10,248,000)
                                                                                 ------------           ------------
                                                                                 $  4,568,000           $  4,932,000
                                                                                 ============           ============


4.  DEBT

     Debt consists of the following:

                                                                                    March 31,           December 31,
                                                                                      2001                  2000
                                                                                  -----------           -----------
   Lines of credit.....................................................           $ 9,264,000           $10,273,000
   Notes payable to stockholders.......................................             6,750,000             7,500,000
   Subordinated debt...................................................             5,981,000             5,981,000
   Equipment financing facility........................................               783,000               848,000
                                                                                  -----------           -----------
     Total debt........................................................            22,778,000            24,602,000

   Less:  current portion..............................................            15,568,000            11,337,000
                                                                                  -----------           -----------
     Long-term debt, less current portion..............................           $ 7,210,000           $13,265,000
                                                                                  ===========           ===========

Line of Credit

     Under its September 26, 1997 line of credit agreement with a commercial bank, as amended on January 20, 2001, Lionbridge was able to borrow up to $8,000,000, based on the value of certain assets worldwide. The facility expired on April 20, 2001. The interest rate payable on any outstanding borrowings is prime plus 1% per year (9.0% and 9.5% at March 31, 2001 and December 31, 2000, respectively). Borrowings outstanding under the line of credit agreement are collateralized by certain assets of Lionbridge. The amounts outstanding on the line of credit at March 31, 2001 and December 31, 2000 were $6,261,000 and $7,042,000, respectively. The agreement requires Lionbridge to maintain certain financial ratios and restricts the payment of dividends.

     On April 23, 1999, Lionbridge's wholly owned subsidiary, INT'L.com, Inc. ("INT'L.com"), entered into a line of credit agreement with a commercial bank. The agreement was subsequently amended and expires on May 31, 2001. Under the amended terms of the agreement, INT'L.com may borrow up to $5,000,000, based on the value of certain current assets worldwide at an interest rate of prime plus 2.0% (10.0% and 10.5% at March 31, 2001 and December 31, 2000, respectively). Borrowings outstanding under the line of credit agreement are collateralized by substantially all assets of INT'L.com. The amounts outstanding on the line of credit at March 31, 2001 and December 31, 2000 were $3,003,000 and $3,231,000, respectively. During the term of the agreement, INT'L.com must maintain certain financial covenants, including minimum levels of current assets, tangible net worth and quarterly revenue.

     On March 30, 2001 and May 7, 2001, the commercial bank indicated in a letter to Lionbridge that it intended to extend the maturity date of both lines of credit through May 2002.

Notes Payable to Stockholders

     On August 13, 1998, as part of a cash and stock dividend to the INT'L.com stockholders on record as of that date, promissory notes to stockholders in the aggregate amount of $3,500,000 were issued. The notes bear interest at 6% per year for the first year of the term of the notes, and the interest rate increases by 1% for each successive year of the term of the notes. One-half of the interest accruing in each semi-annual period is payable semi-annually on January 1 and June 30 during the term of the notes and the remaining interest is payable upon the maturity of the notes. The principal amount of the notes, together with any accrued but unpaid interest, is payable in April 2005.

     On January 11, 1999, Lionbridge entered into two substantially identical promissory note agreements with the former owners of VeriTest, Inc. in connection with the acquisition of this business. The notes were for an aggregate amount of $750,000, bore interest at an annual rate of 8% and were payable in one installment on January 11, 2001. The notes and all accrued interest thereon were paid in full in January 2001.

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

Subordinated Debt

     Lionbridge has entered into two subordinated debt agreements pursuant to which 12% senior subordinated notes were issued. The outstanding aggregate principal amount of such notes, together with all accrued and unpaid interest thereon, is required to be repaid upon the earlier of January 31, 2002 or an underwritten public offering by Lionbridge with aggregate proceeds of at least $10,000,000. In the event of a qualifying underwritten public offering, 50% of the then outstanding notes and accrued interest are payable, with the remaining amount maturing on January 31, 2002. The notes are subject to certain covenant restrictions and are collateralized by certain assets of Lionbridge. The terms of the subordinated debt agreement prohibit Lionbridge from paying dividends to its stockholders. As of March 31, 2001 and December 31, 2000, $5,981,000 was outstanding under these subordinated notes.

Equipment Financing Facility

     On February 25, 2000, Lionbridge entered into an equipment financing arrangement whereby it may borrow an aggregate of $1,350,000 to fund equipment purchases. Advances under the arrangement are collateralized by certain fixed assets and are payable in monthly installments with interest through September 2003. Borrowings under the notes totaled $783,000 and $848,000 at March 31, 2001 and December 31, 2000 and bear interest at rates ranging from 16.3% to 16.5% per year.

5.  COMPREHENSIVE LOSS

     Total comprehensive loss was approximately $5,233,000 and $5,938,000 for the three-month periods ended March 31, 2001 and 2000, respectively, which consists of net loss and the net change in foreign currency translation adjustment.

6.  NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

     Basic net loss attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding. There is no difference between basic and diluted earnings per share since potential common shares from the exercises of stock options and warrants are anti-dilutive for all periods presented. Diluted net loss per share excludes the effect of options to purchase 5,229,926 shares of common stock outstanding for the three month period ended March 31, 2001.

7.  MERGER, RESTRUCTURING AND OTHER CHARGES

     Restructuring charges of $125,000 for the three months ended March 31, 2001 relate to costs associated with workforce reductions in the United States and France, consisting of ten technical staff, two sales and marketing staff and two administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. These workforce reductions are part of a global restructing plan which will be finalized during the second quarter of 2001.

  At March 31, 2001, accruals totaling $308,000 related to current and prior restructuring charges remained on the consolidated balance sheet in other accrued expenses. Lionbridge currently anticipates that all restructuring-related accrual balances will be utilized by December 31, 2001, except for certain long-term contractual obligations relating to leases for facilities.

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

     The table below presents information about the reported net loss of Lionbridge for the three-month periods ended March 31, 2001 and 2000. Asset information by segment is not reported, since such information is not produced internally by Lionbridge.

                                                  Three Months Ended
                                                        March 31,
                                          -----------------------------------
                                              2001                    2000
                                          -----------             -----------
        External revenue:
           Localization                   $24,085,000             $25,687,000
           Testing                          3,195,000               2,509,000
           Corporate and other                    ---                     ---
                                          -----------             -----------
           Total                          $27,280,000             $28,196,000
                                          ===========             ===========

        Inter-segment revenue:
           Localization                   $       ---             $       ---
           Testing                                ---                     ---
           Corporate and other                    ---                     ---
           Eliminations                           ---                     ---
                                          -----------             -----------
           Total                          $       ---             $       ---
                                          ===========             ===========

        Net income (loss):
           Localization                   $ 2,357,000             $ 2,659,000
           Testing                            248,000                 378,000
           Corporate and other             (8,137,000)             (9,013,000)
                                          -----------             -----------
           Total                          $(5,532,000)            $(5,976,000)
                                          ===========             ===========

9. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                            Three Months Ended
                                                                                  March 31,
                                                                        ---------------------------
                                                                            2001            2000
                                                                        -----------     -----------
        Lionbridge acquired certain assets of the language
        services operation of Nortel Networks Corporation
        for $2,476,000 in 2000.
        In conjunction with the purchase, liabilities were
        assumed as follows:
          Fair value of assets acquired and goodwill..................                  $ 2,533,000
          Cash paid for assets acquired...............................                   (2,476,000)
                                                                                        -----------
             Liabilities assumed......................................                  $    57,000
                                                                                        ===========

        Lionbridge purchased all of the outstanding capital
        stock of Quality Group Labs for $483,000 in 2001.
        In conjunction with the purchase, liabilities were
        assumed as follows:
          Fair value of assets acquired and goodwill..................  $   483,000
          Cash paid for assets acquired...............................     (250,000)
          Common stock issued.........................................     (233,000)
                                                                        -----------
             Liabilities assumed......................................  $       ---
                                                                        ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are based on various assumptions by management regarding future circumstances over many of which Lionbridge has little or no control. A number of important factors, including those identified under the caption "Risk Factors" in Lionbridge's Amendment No. 1 to Registration Statement on Form S-4, filed May 10, 2001 (SEC File No. 333-58564) as well as factors discussed elsewhere in this Form 10-Q could cause Lionbridge's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) uncertainty in the technology market; (ii) the delay of one of Lionbridge's clients' product releases or the loss of a major client; (iii) Lionbridge's ability to attract and retain key personnel; (iv) the timing and effect of the proposal Data Dimensions, Inc. acquisition, as well as the costs associated with the expected acquisition of Data Dimensions, Inc. and the difficulties Lionbridge may encounter in the integration of operations or Data Dimensions, Inc.; (v) Lionbridge's potential liability for defects or errors in the solutions it provides; (vi) Lionbridge's potential failure to keep pace with the rapidly changing requirements of its customers; (vii) the entry of additional competitors into the marketplace; (viii) foreign currency fluctuations, particularly with respect to the Euro; (ix) political, economic and business fluctuations in international markets; (x) future acquisitions (including the potential diversion of management attention and financial resources and the ability of acquired businesses to achieve satisfactory operating results); and
(xi) downturns in economic conditions generally. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Introduction
------------

Lionbridge provides globalization services to Global 2000 and emerging companies. Founded in 1996, Lionbridge has clients in industries such as technology, telecommunications, life sciences, and financial services. Lionbridge services include strategic consulting, linguistic and technical implementation, product testing, and multilingual content management. Lionbridge manages some of its services under the VeriTest brand for functional and logo certification testing, the Harvard Translations brand for specialty translation and print/Web publishing services for the financial services and life science industries, and the ChinaConnect brand for Web integration services applicable to the Chinese-speaking market.

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

Lionbridge has experienced operating losses, as well as net losses, for each year of its operations and, as of March 31, 2001, had an accumulated deficit of $84.9 million.

Acquisitions
------------

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through March 31, 2001 have resulted in the recognition of approximately $32.2 million of goodwill and other intangible assets on its balance sheet, which are generally being amortized over five years.

In January 2001, Lionbridge acquired Quality Group Labs, Inc., a provider of testing services based in Massachusetts, for total initial consideration of approximately $483,000, comprised of $250,000 in cash and 74,488 shares of Lionbridge common stock valued at $233,000. Lionbridge may be required to issue up to 89,386 additional shares of common stock, dependent upon future operating performance of the former Quality Group Labs, Inc. through December 31, 2001. The acquisition was accounted for using the purchase method of accounting. In connection with the connection with this acquisition, Lionbridge recorded $433,000 of goodwill, which is being amortized over five years.

In March 2001, Lionbridge entered into an agreement to acquire Data Dimensions, Inc., a publicly traded provider of quality assurance and testing services based in Bellevue, Washington, with operations in the United States, Ireland and Great Britain. The transaction is intended to be a tax-free, stock-for-stock transaction, accounted for using the purchase method of accounting. Lionbridge will issue approximately 2,600,000 shares of its common stock for all of the outstanding shares of common stock of Data Dimensions, Inc. and up to approximately 450,000 additional shares of its common stock upon the exercise of outstanding options and warrants of Data Dimensions, Inc. being assumed by Lionbridge. Lionbridge expects the acquisition to be consummated in the second quarter of 2001.

Merger, Restructuring and Other Charges
---------------------------------------

Restructuring charges for the three months ended March 31, 2001 of $125,000 relate to costs associated with workforce reductions the United States and France, consisting of ten technical staff, two sales and marketing staff and two administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. These workforce reductions are part of a global restructing plan which will be finalized during the second quarter of 2001.

At March 31, 2001, accruals totaling $308,000 related to current and prior restructuring charges remained on the consolidated balance sheet in other accrued expenses. Lionbridge currently anticipates that all restructuring-related accrual balances will be utilized by December 31, 2001, except for certain long-term contractual obligations relating to leases for facilities.

Non-cash Charges
----------------

Deferred Compensation. Lionbridge recorded deferred compensation of approximately $3.8 million in the first six months of 1999, representing the difference between the exercise price of stock options granted and the fair market value for accounting purposes of the underlying common stock at the date of the grant. The deferred compensation is being amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $1.6 million had been amortized and $795,000 had been reversed due to cancellation of the underlying options as of March 31, 2001. The amortization of deferred compensation is recorded as an operating expense and totaled $148,000 and $217,000 for the three-month periods ended March 31, 2001 and 2000, respectively. Lionbridge currently expects to amortize the following remaining amounts of deferred compensation as of March 31, 2001 in the fiscal periods ending:

     December 31, 2001........................................  $504,000
     December 31, 2002........................................  $672,000
     December 31, 2003........................................  $156,000

Original Issue Discount on Debt. Interest expense for the three-month periods ended March 31, 2001 and 2000 includes approximately $0 and $133,000, respectively, for the accretion of the original issue discount on $2.0 million of convertible promissory notes issued in August 1999 by Lionbridge's wholly owned subsidiary, INT'L.com. This discount represents the $254,000 value attributable to detachable warrants to purchase 56,753 shares of common stock, at an exercise price of $1.45 per share, granted in connection with these notes. These warrants were exercised in May 2000 in a cashless exercise, resulting in the net issuance of 49,547 shares of Lionbridge common stock.

Results of Operations
---------------------

The following table sets forth certain consolidated financial data as a percentage of revenues.

                                                                             Three Months Ended
                                                                                   March 31,
                                                                        -----------------------------
                                                                         2001                   2000
                                                                        ------                 ------
                                                                                 (unaudited)
        Revenue...................................................      100.0 %                100.0 %
        Cost of revenue...........................................       62.6                   69.2
                                                                        -----                  -----
             Gross profit.........................................       37.4                   30.8
                                                                        -----                  -----

        Operating expenses:
          Sales and marketing.....................................       11.4                   10.2
          General and administrative..............................       32.7                   28.6
          Research and development................................        2.4                    2.7
          Amortization of acquisition-related intangible assets...        6.1                    5.7
          Merger, restructuring and other charges.................        0.5                    ---
          Stock-based compensation................................        0.5                    0.8
                                                                        -----                  -----
             Total operating expenses.............................       53.6                   48.0
                                                                        -----                  -----

        Loss from operations......................................      (16.2)                 (17.2)
        Interest expense..........................................        2.0                    2.5
        Other expense, net........................................        1.6                    0.8
                                                                        -----                  -----

        Loss before income taxes..................................      (19.8)                 (20.5)
        Provision for income taxes................................        0.5                    0.7
                                                                        -----                  -----

        Net loss..................................................      (20.3)%                (21.2)%
                                                                        =====                  =====

Revenue. Revenue for the quarter ended March 31, 2001 was $27.3 million compared to revenue of $28.2 million for the quarter ended March 31, 2000, a decrease of $916,000 or 3.2%. In the first quarter of 2000, Lionbridge acquired the language services operation of Nortel Networks Corporation ("Nortel"). In the quarter of the acquisition, Lionbridge recorded incremental revenue of approximately $2.0 million upon the completion of the work in process acquired. Excluding the effect of this one-time event, revenue increased by approximately $1.0 million or 3.5% from the first quarter of 2000 to the first quarter of 2001. This increase is due primarily to a 2.5% increase in the number of customers to which Lionbridge provided services quarter over quarter.

Cost of Revenue. Cost of revenue consists primarily of outsourcing expense incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. As a percentage of revenue, cost of revenue decreased to 62.6% for the quarter ended March 31, 2001 as compared to 69.2% for the corresponding period of the prior year. Of the total $2.4 million decrease, $1.5 million is attributable to the cost recorded in the first quarter of 2000 upon the completion of the work in process acquired as part of the acquisition of the language services operation of Nortel in that quarter. The remaining amount of the decrease is primarily attributable to a 9.5% decrease in outsourcing expense resulting from INT'L.com adopting the Lionbridge outsourcing pricing structure following the merger with that company in May 2000.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, and promotional expenses. Sales and marketing costs of $3.1 million for the quarter ended March 31, 2001 increased 8.8%, or approximately $250,000, from $2.9 million during the corresponding quarter of the previous year. This increase is primarily attributable to increased headcount-related and promotional expenses related to expanding Lionbridge's marketing and sales channels through additional co-marketing programs with service delivery providers. As a percentage of revenue, sales and marketing expenses increased to 11.4% in the first quarter of 2001 from 10.2% in the first three months of 2000 for the same reasons as noted above.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, information technology, knowledge management, finance and administrative groups, and associated employee benefits; facilities costs, including depreciation and amortization; information systems costs; professional fees; travel; and all other site and corporate costs. General and administrative expenses for the three months ended March 31, 2001 increased 10.6% to $8.9 million from $8.1 million during the corresponding period of 2000. The increase is primarily attributable to increased salaries and associated employee benefits of approximately $750,000 resulting from increased headcount and an approximate $200,000 increase in charges associated with network infrastructure, which were partially offset by a decease in office-related expenses. As a percentage of revenue, general and administrative expenses increased from 28.6% to 32.7% for the three-month periods ended March 31, 2000 and 2001, respectively, due primarily to the increases noted above.

Research and Development. Research and development expenses relate to the Lionbridge Globalization Platform, Lionbridge's proprietary internal workflow and language management system, and include salaries and associated employee benefits and third-party contractor expenses. Research and development expenses of $644,000 for the quarter ended March 31, 2001 decreased 16.8% from $774,000 from the corresponding quarter of the previous year. Lower usage of third-party contractors accounted for a decrease of approximately $260,000, which was partially offset by an increase of approximately $80,000 in equipment-related expenses.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of amortization of goodwill and other intangible assets resulting from acquired businesses. Amortization expense of $1.7 million for the three months ended March 31, 2001 increased 4%, or $65,000, from the same corresponding quarter of the previous year, primarily due to the amortization of goodwill associated with the purchase of Quality Group Labs, Inc. in January 2001.

Interest Expense, Net. Interest expense represents interest payable on debt and, in fiscal 2000, the accretion of original issue discount on notes issued with detachable warrants. Interest expense decreased to $542,000 for the three months ended March 31, 2001 as compared to $698,000 for the three months ended March 31, 2000. This fluctuation was principally due to a decrease in the accretion of the original issue discount on notes issued in 1999 from $133,000 to $0 for the three-month periods ended March 31, 2001 and 2000, respectively.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2001 and 2000 represents taxes generated in foreign jurisdictions. Of the provision booked for the first quarter of 2001, $40,000 represents noncash expenses resulting from utilizations of net operating loss carryforwards. Lionbridge recorded no tax benefit for losses generated in other jurisdictions during these periods due to the uncertainty of realizing any benefit.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2001, Lionbridge had two commercial credit facilities that allow it to borrow up to $13.0 million, expiring in April 2001 and May 2001. The bank has indicated in a letter to Lionbridge its intention to renew the credit facilities through May 2002. The facilities require Lionbridge to maintain certain financial covenants and restrict the payment of dividends. The facilities bear interest at rates ranging from prime plus 1.0% to prime plus 2.0% (9.0% to 10.0% at March 31, 2001) and are collateralized by certain assets of Lionbridge. As of March 31, 2001, $9.3 million was outstanding under the facilities.

Cash and cash equivalent balances decreased to $10.0 million at March 31, 2001 from $16.7 million at December 31, 2000. Net cash used in operating activities was $3.9 million and $1.3 million for the three-month periods ended March 31, 2001 and 2000, respectively. This increase was attributable to additional funding of operating losses during the quarter ended March 31, 2001. Net cash used in investing activities was $728,000 for the three months ended March 31, 2001 as compared to $3.8 million for the corresponding period of 2000. Investing activities for these periods were purchases of equipment and the acquisitions of Quality Group Labs, Inc. in 2001 and certain assets of the language services operation of Nortel Networks Corporation in 2000. Net cash provided by (used in) financing activities was $(1.8) million and $2.9 million in the first three months of 2001 and 2000, respectively. This change was principally a result of a reduction in short-term debt and the repayment of long-term notes.

Lionbridge's future financing requirements will depend upon a number of factors, including its operating performance and increases in operating expenses associated with growth in its business. Lionbridge anticipates that its present cash position and banking relationships should provide adequate cash to fund its currently anticipated cash needs through at least the next 12 months. However, Lionbridge cannot assure you that additional financing, if needed, will be available to Lionbridge at terms acceptable to it, if at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about Lionbridge's market risk disclosures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements. Lionbridge is exposed to market risk related to changes in interest rates and foreign currency exchange rates. Lionbridge does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, Lionbridge's ability to finance future acquisition transactions may be impacted if it is unable to obtain appropriate financing at acceptable rates. Lionbridge's investment portfolio consists solely of investments in high-grade, commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge's investments due to their immediate available liquidity or their short maturity.

Foreign Currency Exchange Rate Risk. The majority of Lionbridge's contracts with clients are denominated in U.S. dollars. However, 37% and 40% of its costs and expenses for the three months ended March 31, 2001 and 2000, respectively, were denominated in foreign currencies. Forty-four percent and 41% of its assets were recorded in foreign currencies as of March 31, 2001 and December 31, 2000, respectively. Twenty-nine percent and 22% of its liabilities were recorded in foreign currencies as of March 31, 2001 and December 31, 2000, respectively. Therefore, Lionbridge is exposed to foreign currency exchange risks. Lionbridge has not historically tried to reduce its exposure to exchange rate fluctuations by using hedging transactions. However, it may choose to do so in the future. Lionbridge may not be able to do this successfully. Accordingly, it may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

                         LIONBRIDGE TECHNOLOGIES, INC.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits.
     --------

         Exhibit
         Number         Description
         -------        -----------
           10.01*       Amendment to Employment Agreement between Lionbridge
                        Technologies, Inc. And Peter H. Wright dated as of March
                        21, 2001 (filed as Exhibit 10.60 to the Annual Report on
                        Form 10-K (File No. 000-26933) for the year ended
                        December 30, 2000 and incorporated herein by reference).

           10.02 Loan Document Modification Agreement Number 3 dated as of January 19, 2001 by and among Silicon Valley Bank, INT'L.com, Inc., International Language Engineering Corporation, and ILE International Corporation (filed as
                        Exhibit 10.61 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 30, 2000 and incorporated herein by reference).

           10.03 Loan Document Modification Agreement Number 11 dated as of January 20, 2001 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge and Silicon Valley Bank (filed as Exhibit 10.62 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 30, 2000 and incorporated herein by reference).

           10.04 Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 8, 2001 (filed as
                        Exhibit 2.1 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

           10.05 Option Agreement dated as of March 8, 2001 by and between Lionbridge Technologies, Inc. and Data Dimensions, Inc. (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on March 19, 2001
                        (File No. 000-26933) and incorporated herein by reference).

           10.06 Form of voting agreement dated as of March 8, 2001 by and between Lionbridge Technologies, Inc. and certain directors, officers and stockholders of Data Dimensions, Inc. (filed as Exhibit 99.2 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

           10.07 Amendment No. 1 to Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 16, 2001 (filed as Exhibit 2.2 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

           10.08 Letter Agreement by and between Capital Resource Lenders III, L.P., Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors II Annex, L.P. and Lionbridge Technologies, Inc. dated March 27, 2001 (filed as Exhibit 10.70 to the Annual Report on Form 10-K for the year ended December 30, 2000 (File No. 000-26933) and incorporated herein by reference).

           10.09 Letter Agreement by and between Capital Resource Lenders III, L.P., Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors II Annex, L.P. and Lionbridge Technologies Holdings, B.V. dated March 27, 2001 (filed as Exhibit 10.71 to the Annual Report on Form 10-K for the year ended December 30, 2000 (File No. 000-26933) and incorporated herein by reference).

           10.10 Loan Document Modification Agreement Number 4 dated as of April 20, 2001 by and among Silicon Valley Bank, INT'L.com, Inc., International Language Engineering Corporation and ILE International Corporation (filed as
                        Exhibit 10.72 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-58564) and incorporated herein by reference).

------------------
* Indicates a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).

(b)  Reports on Form 8-K.
     -------------------

A Current Report on Form 8-K was filed by the registrant on March 9, 2001 containing the press release of Lionbridge dated March 8, 2001 announcing its intended acquisition of Data Dimensions, Inc. A Current Report on Form 8-K was filed by the registrant on March 19, 2001 containing (i) Agreement and Plan of Reorganization dated March 8, 2001 between registrant, Diamond Acquisition Corp. and Data Dimensions, Inc., (ii) Amendment No. 1 to Agreement and Plan of Reorganization dated March 16, 2001 between registrant, Diamond Acquisition Corp. and Data Dimensions, Inc., (iii) option to purchase shares of common stock of Data Dimensions, Inc., dated March 8, 2001, issued to the registrant by Data Dimensions, Inc. and (iv) form of voting agreements, dated March 8, 2001, between the registrant and certain directors, officers and stockholders of Data Dimensions, Inc.

                         LIONBRIDGE TECHNOLOGIES, INC.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LIONBRIDGE TECHNOLOGIES, INC.


                                /s/ Stephen J. Lifshatz
Dated:  May 15, 2001     By:  ___________________________________________
                                Stephen J. Lifshatz
                                Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

         Exhibit
         Number         Description
         -------        -----------
           10.01*       Amendment to Employment Agreement between Lionbridge
                        Technologies, Inc. And Peter H. Wright dated as of March
                        21, 2001 (filed as Exhibit 10.60 to the Annual Report on
                        Form 10-K (File No. 000-26933) for the year ended
                        December 30, 2000 and incorporated herein by reference).

           10.02 Loan Document Modification Agreement Number 3 dated as of January 19, 2001 by and among Silicon Valley Bank, INT'L.com, Inc., International Language Engineering Corporation, and ILE International Corporation (filed as
                        Exhibit 10.61 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 30, 2000 and incorporated herein by reference).

           10.03 Loan Document Modification Agreement Number 11 dated as of January 20, 2001 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge and Silicon Valley Bank (filed as Exhibit 10.62 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 30, 2000 and incorporated herein by reference).

           10.04 Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 8, 2001 (filed as
                        Exhibit 2.1 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

           10.05 Option Agreement dated as of March 8, 2001 by and between Lionbridge Technologies, Inc. and Data Dimensions, Inc. (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on March 19, 2001
                        (File No. 000-26933) and incorporated herein by reference).

           10.06 Form of voting agreement dated as of March 8, 2001 by and between Lionbridge Technologies, Inc. and certain directors, officers and stockholders of Data Dimensions, Inc. (filed as Exhibit 99.2 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

           10.07 Amendment No. 1 to Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 16, 2001 (filed as Exhibit 2.2 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

           10.08 Letter Agreement by and between Capital Resource Lenders III, L.P., Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors II Annex, L.P. and Lionbridge Technologies, Inc. dated March 27, 2001 (filed as Exhibit 10.70 to the Annual Report on Form 10-K for the year ended December 30, 2000 (File No. 000-26933) and incorporated herein by reference).

           10.09 Letter Agreement by and between Capital Resource Lenders III, L.P., Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors II Annex, L.P. and Lionbridge Technologies Holdings, B.V. dated March 27, 2001 (filed as Exhibit 10.71 to the Annual Report on Form 10-K for the year ended December 30, 2000 (File No. 000-26933) and incorporated herein by reference).

           10.10 Loan Document Modification Agreement Number 4 dated as of April 20, 2001 by and among Silicon Valley Bank, INT'L.com, Inc., International Language Engineering Corporation and ILE International Corporation (filed as
                        Exhibit 10.72 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-58564) and incorporated herein by reference).

------------------
* Indicates a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).

                                 EXHIBIT INDEX