Form 10-Q
period 2001-06-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2001-08-14
CIK 1058299

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

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of August 6, 2001 was 30,581,400.

==============================================================================

                         LIONBRIDGE TECHNOLOGIES, INC.

                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                               TABLE OF CONTENTS


                                                                                                                          PAGE
PART I:   FINANCIAL INFORMATION

          ITEM 1.  Consolidated Financial Statements:

                   Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000................         3

                   Consolidated Statements of Operations (unaudited) for the three months and six months ended
                   June 30, 2001 and 2000...........................................................................         4

                   Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2001
                   and 2000.........................................................................................         5

                   Notes to Consolidated Financial Statements (unaudited)...........................................         6

          ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............        11

          ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................        16


PART II.  OTHER INFORMATION

          ITEM 1.  Legal Proceedings................................................................................        18

          ITEM 2.  Changes in Securities and Use of Proceeds........................................................        18

          ITEM 6.  Exhibits and Reports on Form 8-K.................................................................        18

SIGNATURE...........................................................................................................        20

EXHIBIT INDEX.......................................................................................................        21

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                         LIONBRIDGE TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands, except share information)

                                                                                              JUNE 30,          DECEMBER 31,
                                                                                                2001                2000
                                                                                            ------------        ------------
                                                                                             (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents........................................................           $ 13,101            $ 16,741
  Accounts receivable, net of allowances of $866 and $699 at June 30, 2001 and
    December 31, 2000, respectively................................................             15,073              16,355

  Work in process..................................................................              6,396               6,710
  Income taxes receivable..........................................................              4,809                 ---
  Other current assets.............................................................              2,566               1,795
                                                                                              --------            ---------
     Total current assets..........................................................             41,945              41,601

Property and equipment, net........................................................              6,132               4,932
Goodwill and other intangible assets, net..........................................             17,734              14,865
Other assets.......................................................................              1,285                 648
                                                                                              --------            --------
     Total assets..................................................................           $ 67,096            $ 62,046
                                                                                              ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt, net of discount...........           $ 20,487            $ 11,337
  Current portion of capital lease obligations.....................................                144                 255
  Accounts payable.................................................................              7,620               6,669
  Accrued compensation and benefits................................................              5,081               6,784
  Accrued outsourcing..............................................................              2,920               4,148
  Other accrued expenses...........................................................              9,507               4,371
  Deferred revenue.................................................................              2,972               3,578
  Deferred income taxes............................................................                224                 224
                                                                                              --------            --------
     Total current liabilities.....................................................             48,955              37,366

Long-term debt, less current portion...............................................              3,857              13,265
Capital lease obligations, less current portion....................................                 89                 114
Other long-term liabilities........................................................                385                 117

Contingencies (Note 11)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued
    and outstanding.................................................................                --                  --

  Common stock, $0.01 par value; 100,000,000 shares authorized; 30,579,150 and
    27,561,640 shares issued and 30,579,150 and 27,520,443 shares outstanding at
    June 30, 2001 and December 31, 2000, respectively...............................               306                 276
  Additional paid-in capital.......................................................            105,805              91,087
  Accumulated deficit..............................................................            (92,571)            (79,325)
  Deferred compensation............................................................             (1,149)             (1,690)
  Subscriptions receivable.........................................................               (102)               (102)
  Treasury stock, at cost..........................................................                 --                (167)
  Accumulated other comprehensive income...........................................               1,521               1,105
                                                                                               --------            --------

     Total stockholders' equity....................................................             13,810              11,184
                                                                                              --------            --------
     Total liabilities and stockholders' equity....................................           $ 67,096            $ 62,046
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

                         LIONBRIDGE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (Amounts in thousands, except per share data)


                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30,                          June 30,
                                                                      2001          2000               2001            2000
                                                                   ------------------------         --------------------------
Revenue.................................................           $22,693         $28,888          $ 49,973         $ 57,084
Cost of revenue.........................................            14,435          17,649            31,500           37,241
                                                                  --------         -------          --------         --------
     Gross profit.......................................             8,258          11,239            18,473           19,843
                                                                  --------         -------          --------         --------

Operating expenses:
  Sales and marketing...................................             2,821           2,779             5,947            5,688
  General and administrative............................             7,920           8,074            16,851           16,052
  Research and development..............................               594             511             1,238            1,263
  Amortization of acquisition-related
    intangible assets...................................             1,628           1,580             3,298            3,185
  Merger, restructuring and other charges...............             2,088           3,541             2,213            3,541
  Stock-based compensation..............................               165             212               313              428
                                                                  --------         -------          --------          -------
     Total operating expenses...........................            15,216          16,697            29,860           30,157
                                                                  --------         -------          --------          -------
Loss from operations....................................            (6,958)         (5,458)          (11,387)         (10,314)
Interest expense, net...................................               565             686             1,107            1,364
Other expense, net......................................               102             123               520              361
                                                                  --------         -------          --------          -------
Loss before income taxes................................            (7,625)         (6,267)          (13,014)         (12,039)
Provision for income taxes..............................                89              75               232              278
                                                                  --------         -------          --------          -------
Net loss................................................            (7,714)         (6,342)          (13,246)         (12,317)
Accrued dividends on preferred stock....................                --           1,300                --            3,574
                                                                  --------         -------          --------         --------
Net loss attributable to common stockholders............           $(7,714)        $(7,642)         $(13,246)        $(15,891)
                                                                  ========         =======          ========         ========
Basic and diluted net loss per share
  attributable to common stockholders...................            $(0.27)        $ (0.33)           $(0.47)          $(0.71)
Shares used in computing basic and diluted net
  loss per share attributable to common
  stockholders..........................................            28,214          23,236            28,022           22,286

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                         LIONBRIDGE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Amounts in thousands)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                   2001              2000
                                                                              ------------      -------------
Cash flows from operating activities:
  Net loss............................................................           $(13,246)         $(12,317)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Amortization of acquisition-related intangible assets...........              3,298             3,185
      Stock-based compensation........................................                313               428
      Accretion of discount on debt...................................                 --               212
      Impairment of long-lived assets.................................                336               831
      Depreciation and amortization of property and equipment.........              1,698             1,811
      Provision for doubtful accounts.................................                152               141
      Other...........................................................                 65               174
      Changes in operating assets and liabilities, net of effects of acquisitions:
          Accounts receivable.........................................              4,407            (3,095)
          Work in process.............................................              1,327               (93)
          Other current assets........................................                173              (227)
          Other assets................................................                 55               395
          Accounts payable............................................              1,982            (1,715)
          Accrued compensation and benefits...........................             (1,703)           (1,120)
          Accrued outsourcing.........................................             (1,557)            1,791
          Other accrued expenses......................................               (557)              888
          Deferred revenue............................................               (562)            1,647
                                                                                 --------          --------
             Net cash used in operating activities....................             (3,819)           (7,064)
                                                                                 --------          --------
Cash flows from investing activities:
   Purchases of property and equipment................................               (898)           (1,177)
   Payments for businesses acquired, net of cash acquired.............                761            (2,876)
                                                                                 --------          --------
             Net cash used in investing activities....................               (137)           (4,053)
                                                                                 --------          --------
Cash flows from financing activities:
   Proceeds from issuance of short-term debt..........................              5,000                --
   Proceeds from issuance of long-term debt...........................                 --               973
   Payments of debt...................................................               (900)               --
   Net increase (decrease) in other short-term debt...................             (3,620)            6,913
   Proceeds from issuance of common stock.............................                 --            12,750
   Proceeds from issuance of common stock under option
     and employee stock purchase plans................................                210               354
   Payments of capital lease obligations..............................               (135)             (608)
   Collection of subscriptions receivable.............................                 --                51
                                                                                 --------          --------
             Net cash provided by financing activities................                555            20,433
                                                                                 --------          --------
   Net increase (decrease) in cash and cash equivalents...............             (3,401)            9,316
   Effects of exchange rate changes on cash and cash equivalents......               (239)             (133)
   Cash and cash equivalents at beginning of period...................             16,741            12,350
                                                                                 --------          --------
   Cash and cash equivalents at end of period.........................           $ 13,101          $ 21,533
                                                                                 --------          --------

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

2.   BUSINESS ACQUISITIONS

     On January 2, 2001, Lionbridge acquired Quality Group Labs, Inc. ("Quality Group Labs"), a company based in Massachusetts, for total initial consideration of $250,000 in cash and 74,488 shares of Lionbridge common stock valued at $233,000. Lionbridge may be required to issue up to 89,386 additional shares of common stock, dependent upon future operating performance of the former Quality Group Labs through December 31, 2001. The issuance of additional shares of common stock will increase the purchase price allocated to goodwill. The acquisition was accounted for using the purchase method of accounting, and the results of Quality Group labs are included in the accompanying financial statements from the date of acquisition. The purchase price was allocated based on the fair values of the acquired assets and liabilities assumed as follows:

        Property and equipment...................           $ 50,000
        Goodwill.................................            433,000
                                                            --------
                                                            $483,000
                                                            ========

     On June 21, 2001, Lionbridge acquired Data Dimensions, Inc. ("Data Dimensions"), a company based in Washington with operations in the United States, Ireland and the United Kingdom, by means of a merger. Upon the effective date of the merger, each outstanding share of Data Dimensions common stock was converted into the right to receive 0.190884 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 2,588,316 shares of Lionbridge common stock valued at $12,652,000. Upon the completion of the merger, all outstanding options and warrants to purchase common stock of Data Dimensions, with a fair value at that time of $1,179,000, were assumed by Lionbridge and converted into options and warrants to purchase common stock of Lionbridge under similar terms. The transaction was accounted for using the purchase method of accounting, and the results of Data Dimensions are included in the accompanying financial statements from the date of acquisition. The Company is still in the process of obtaining information to finalize estimates for the fair values of assets acquired and liabilities assumed. The purchase price, including direct costs of the acquisition, has been initially allocated based on provisional estimates of the fair values of the acquired assets and liabilities assumed as follows:

        Current assets...............................    $12,140,000
        Property and equipment.......................      2,240,000
        Long-term assets.............................        662,000
        Current liabilities..........................     (6,729,000)
        Goodwill.....................................      6,063,000
                                                         -----------
                                                         $14,376,000
                                                         ===========

     The following unaudited pro forma consolidated results of operations for the six-month periods ended June 30, 2001 and 2000 assume that the acquisition of Data Dimensions occurred as of January 1, 2000:

                                                     2001         2000
                                                  -----------  -----------

        Revenue.................................  $61,648,000  $77,662,000
        Net loss................................   24,262,000   21,509,000
        Basic and diluted net loss per share
          attributable to common stockholders...        (0.79)       (0.86)

     For each period presented, the pro forma results include estimates of the amortization of goodwill and other acquisition-related intangible assets based on the initial purchase price allocation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on January 1, 2000 or that may be obtained in the future.

3.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consists of the following:

                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------

        Computer software and equipment..........  $ 12,616,000    $ 10,761,000
        Furniture and office equipment...........     2,968,000       2,980,000
        Leasehold improvements...................     1,685,000       1,439,000
                                                   ------------    ------------
                                                     17,269,000      15,180,000

        Less:  Accumulated depreciation and
          amortization...........................   (11,137,000)    (10,248,000)
                                                   ------------     -----------
                                                   $  6,132,000    $  4,932,000
                                                   ============    ============


4.   DEBT

     Debt consists of the following:

                                                      June 30,      December 31,
                                                        2001            2000
                                                        ----            ----
        Lines of credit..........................  $  6,653,000    $ 10,273,000
        Notes payable to stockholders............     6,750,000       7,500,000
        Subordinated debt, net of discount.......    10,243,000       5,981,000
        Equipment financing facility.............       698,000         848,000
                                                   ------------    ------------
           Total debt............................    24,344,000      24,602,000

        Less current portion.....................   (20,487,000)    (11,337,000)
                                                   ------------    ------------
           Long-term debt, less current portion..  $  3,857,000    $ 13,265,000
                                                   ============    ============

Line of Credit

          On June 28, 2001, Lionbridge entered into a new line of credit agreement with a commercial bank. Under the terms of the agreement, Lionbridge is able to borrow up to $13,000,000, based on the value of certain current assets worldwide. The interest rate payable on any outstanding borrowings is prime plus 2% per year (9.75% at June 30, 2001). The line expires on June 27, 2002. Borrowings outstanding under the line of credit agreement are collateralized by certain assets of Lionbridge. The amount outstanding on the line of credit at June 30, 2001 was $6,653,000. The agreement requires Lionbridge to comply with various covenants, including the maintenance of certain financial ratios and restrictions on the payment of dividends. In conjunction with the new line of credit, Lionbridge issued a warrant to the commercial bank for the purchase of 75,000 shares of common stock at an exercise price of $1.81 per share, valued at $115,000. This amount has been treated as a deferred financing cost and will be amortized through interest expense over the life of the agreement. The new line of credit replaces Lionbridge's prior line of credit agreements with the same commercial bank. At December 31, 2000, $10,273,000 was outstanding under the prior lending arrangements at interest rates ranging from 9.5% to 10.5% per year.

Notes Payable to Stockholders

     On August 13, 1998, as part of a cash and stock dividend to the stockholders of Lionbridge's wholly owned subsidiary, INT'L.com, on record as of that date, promissory notes to stockholders in the aggregate amount of $3,500,000 were issued. The notes bear interest at 6% per year for the first year of the term of the notes, and the interest rate increases by 1% for each successive year of the term of the notes. One half of the interest accruing in each semi-annual period is payable semi-annually on January 1 and June 30 during the term of the notes and the remaining interest is payable upon the maturity of the notes. The principal amount of the notes, together with any accrued but unpaid interest is payable in April 2005.

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

Subordinated Debt

     In 1999, Lionbridge entered into two subordinated debt agreements pursuant to which 12% senior subordinated notes were issued. The outstanding aggregate principal amount of such notes, together with all accrued and unpaid interest thereon, is required to be repaid upon the earlier of January 31, 2002 or an underwritten public offering by Lionbridge with aggregate proceeds of at least $10,000,000. In the event of a qualifying underwritten public offering, 50% of the then outstanding notes and accrued interest are payable, with the remaining amount maturing on January 31, 2002. The notes are subject to certain covenant restrictions and are collateralized by certain assets of Lionbridge. The terms of the subordinated debt agreement prohibit Lionbridge from paying dividends to its stockholders. As of June 30, 2001 and December 31, 2000, $5,981,000 was outstanding under these subordinated notes.

     On June 29, 2001, Lionbridge entered into a subordinated debt agreement pursuant to which a 12% promissory note in the amount of $5,000,000 was issued. The principal under the note is due on October 31, 2001 with interest payable quarterly in arrears. If the note remains outstanding on October 31, 2001, the note will automatically convert into a new note with a principal amount of $8,000,000. The new note would be due on September 30, 2006 with interest payable quarterly in arrears at 12% per year. In connection with the issuance of the note, Lionbridge issued a warrant to purchase up to 900,000 shares of common stock at a price to be determined on or before October 31, 2001. The fair value ascribed to this warrant of $738,000 has been recorded as a discount on subordinated notes payable and will be amortized through interest expense over the life of the note.

Equipment Financing Facility

     On February 25, 2000, Lionbridge entered into an equipment financing arrangement whereby it may borrow an aggregate of $1,350,000 to fund equipment purchases. Advances under the arrangement are collateralized by certain fixed assets and are payable in monthly installments with interest through September 2003. Borrowings under the notes totaled $698,000 and $848,000 at June 30, 2001 and December 31, 2000, respectively, and bear interest at rates ranging from 16.3% to 16.5% per year.

5.  COMPREHENSIVE LOSS

     Total comprehensive loss was approximately $7,597,000 and $6,421,000 for the three-month periods ended June 30, 2001 and 2000, respectively, and $12,830,000 and $12,238,000 for the six-month periods ended June 30, 2001 and 2000, respectively, which consists of net loss and the net change in foreign currency translation adjustment.

6.  NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

     Basic net loss attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding. There is no difference between basic and diluted earnings per share since potential common shares from the exercises of stock options and warrants are anti-dilutive for all periods presented. Diluted net loss per share excludes the effect of options and warrants to purchase 6,347,262 and 5,946,352 shares of common stock outstanding for the three- and six-month periods ended June 30, 2001, respectively.

7.  MERGER, RESTRUCTURING AND OTHER CHARGES

     The following table summarizes activity with respect to merger, restructuring and other charges:

                                                 Three Months Ended                    Six Months Ended
                                                      June 30,                             June 30,
                                              -----------------------              -----------------------
                                              2001               2000              2001               2000
                                              ----               ----              ----               ----
Merger costs.........................   $  100,000         $2,323,000        $  100,000         $2,323,000
Restructuring charges, net...........    1,652,000            387,000         1,777,000            387,000
Impairment of long-lived assets......      336,000            831,000           336,000            831,000
                                        ----------         ----------        ----------         ----------
                                        $2,088,000         $3,541,000        $2,213,000         $3,541,000
                                        ==========         ==========        ==========         ==========

     Merger costs for the three and six months ended June 30, 2001 consist of professional fees for integration services incurred in connection with Lionbridge's acquisition of Data Dimensions.

     Restructuring charges for the three and six months ended June 30, 2001 relate to: (i) the costs of consolidating Lionbridge facilities in the United States as a result of the acquisition of Data Dimensions, consisting primarily of accruals for lease payments on vacant office space, and (ii) costs associated with work force reductions in the United States, Canada, Brazil, Japan, China, Korea, Germany, Ireland, The Netherlands and France, consisting of 96 technical staff, 13 sales staff and 31 administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. The restructuring charge for the three months ended June 30, 2001 is presented net of a $66,000 reversal of a charge recorded in the three months ended March 31, 2001 due to subsequent events which reduced the amount of benefits paid on behalf of a terminated employee.

     Impairment charges for long-lived assets for the three and six months ended June 30, 2001 relate primarily to the write-off of acquired work force and software licenses as a result of the closure of the Company's office in Montreal, Canada.

     Merger costs for the three and six months ended June 30, 2000 consist of fees for investment banking, legal and accounting services and other direct costs incurred in connection with Lionbridge's mergers with Harvard Translations, Inc., and INT'L.com, Inc.

     Restructuring charges for the three and six months ended June 30, 2000 consist of costs of closing facilities in the United States, France and The Netherlands as a result of the merger with INT'L.com, Inc. Such charges consist principally of accruals for lease payments on vacant office space.

     Impairment charges for long-lived assets for the three and six months ended June 30, 2000 relate to the write-off of property and equipment, primarily consisting of previously capitalized licenses for software, that was abandoned as a result of Lionbridge's merger with INT'L.com, Inc.

     At June 30, 2001, accruals totaling $0 related to merger costs and $935,000 related to restructuring charges, in addition to accruals of $846,000 related to merger costs and $3,391,000 related to restructuring charges which were assumed upon the acquisition of Data Dimensions, remained on the consolidated balance sheet in other accrued expenses. Lionbridge currently anticipates that all merger and restructuring-related accrual balances will be utilized by December 31, 2001 except for certain long-term contractual obligations relating to leases for facilities and payments to certain terminated employees.

8.  SEGMENT INFORMATION

     Lionbridge has determined that its operating segments are those that are based on its method of internal reporting, which separately presents its business by the geographic site in which services are performed. Lionbridge has combined those segments which meet the aggregation criteria of Statement of Financial Accounting Standards ("SFAS") No. 131 in determining its reportable segments.

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

     The table below presents information about the reported results of Lionbridge for the three- and six-month periods ended June 30, 2001 and 2000. Asset information by segment is not reported, since such information is not produced internally by Lionbridge.

                                    Three Months Ended                   Six Months Ended
                                         June 30,                            June 30,
                                  ---------------------               ---------------------
                                  2001             2000               2001             2000
                                  ----             ----               ----             ----
External revenue:
   Localization               $19,769,000      $26,004,000       $ 43,854,000     $ 51,864,000
   Testing                      2,924,000        2,884,000          6,119,000        5,220,000
                              -----------      -----------       ------------     ------------
                              $22,693,000      $28,888,000       $ 49,973,000     $ 57,084,000
                              ===========      ===========       ============     ============

Inter-segment revenue:
   Localization               $       ---      $       ---       $        ---     $        ---
   Testing                            ---              ---                ---           27,000
   Corporate and other                ---              ---                ---              ---
   Eliminations                       ---              ---                ---          (27,000)
                              -----------      -----------       ------------     ------------
                              $       ---      $       ---       $        ---     $        ---
                              ===========      ===========       ============     ============

Net income (loss):
   Localization               $ 1,515,000      $   391,000       $  3,872,000     $    262,000
   Testing                       (318,000)         169,000            (70,000)         521,000
   Corporate and other         (8,911,000)      (6,902,000)       (17,048,000)     (13,100,000)
                              -----------      -----------       ------------     ------------
                              $(7,714,000)     $(6,342,000)      $(13,246,000)    $(12,317,000)
                              ===========      ===========       ============     ============

9. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                      Six Months Ended
                                                                          June 30,
                                                                 -------------------------
                                                                 2001                 2000
                                                                 ----                 ----
Noncash investing and financing activities:
 Issuance of warrants for common stock in connection with
  debt....................................................  $    853,000
                                                            ============

 Lionbridge acquired all of the outstanding capital stock
  of Data Dimensions in exchange for common stock valued
  at $12,652,000 and the assumption of options and
  warrants valued at $1,179,000 in 2001.  In conjunction
  with the purchase, liabilities were assumed as follows:
   Fair value of assets acquired and goodwill.............  $ 21,105,000
   Fair value of options and warrants assumed.............    (1,179,000)
   Common stock issued....................................   (12,652,000)
                                                            ------------
   Liabilities assumed....................................  $  7,274,000
                                                            ============

 Lionbridge acquired all of the outstanding capital stock of Quality Group Labs for $483,000 in 2001.


 In conjunction with the purchase, liabilities were
  assumed as follows:
   Fair value of assets acquired and goodwill.............  $    483,000
   Cash paid for assets acquired..........................      (250,000)
   Common stock issued  ..................................      (233,000)
                                                            ------------
   Liabilities assumed....................................  $        ---
                                                            ============

 Lionbridge acquired certain assets of the language
  services operation of Nortel Networks Corporation for
  $2,476,000 in 2000.  In conjunction with the purchase,
  liabilities were assumed as follows:
   Fair value of assets acquired and goodwill.............                        $ 2,533,000
   Cash paid for assets acquired..........................                         (2,476,000)
                                                                                  -----------
   Liabilities assumed....................................                        $    57,000
                                                                                  ===========

Purchases of property and equipment under financing
 arrangements.............................................                        $ 1,023,000
                                                                                  ===========

10.  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

11.  CONTINGENCIES

     In July 2001, a purported securities class action lawsuit was filed in the United States. The suit names as defendants the Company, certain of its officers and directors, and certain underwriters involved in the Company's initial public offering ("IPO"). The complaint in this action is allegedly brought on behalf of purchasers of the Company's common stock during the period from August 20, 1999 to December 6, 2000, and asserts among other things, that the Company's IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of the Company's IPO underwriters in allocating shares in the Company's IPO to the underwriters' customers. The action seeks recission or recissory and other damages, fees and costs associated with the litigation, and interest. The Company understands that various plaintiffs have filed substantially similar lawsuits against over a hundred other publicly traded companies in connection with the underwriting of their initial public offerings. The Company and its officers and directors believe that the allegations in the complaint are without merit and intend to contest them vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending litigation. The Company is currently unable to estimate any potential loss associated with this matter.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-Q include forward-looking statements that involve risks and uncertainties, including the Company's expectations regarding its future liquidity needs as well as statements regarding the pending litigation against the Company. These statements are based on various assumptions by management regarding future circumstances over many of which Lionbridge has little or no control. A number of important factors, including those identified under the caption "Risk Factors" in Lionbridge's Amendment No. 1 to Registration Statement on Form S-4, filed May 10, 2001 (SEC File No. 333-58564) as well as factors discussed elsewhere in this Form 10-Q could cause Lionbridge's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) uncertainty in the technology market; (ii) the delay of one of Lionbridge's clients' product releases or the loss of a major client; (iii) Lionbridge's ability to attract and retain key personnel; (iv) difficulties Lionbridge may encounter in the integration of operations of Data Dimensions, Inc.; (v) Lionbridge's potential liability for defects or errors in the solutions it provides; (vi) Lionbridge's potential failure to keep pace with the rapidly changing requirements of its customers; (vii) the entry of additional competitors into the marketplace; (viii) foreign currency fluctuations, particularly with respect to the Euro; (ix) political, economic and business fluctuations in international markets; (x) future acquisitions (including the potential diversion of management attention and financial resources and the ability of acquired businesses to achieve satisfactory operating results); and
(xi) downturns in economic conditions generally. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

Lionbridge has experienced operating losses, as well as net losses, for each year of its operations and, as of June 30, 2001, had an accumulated deficit of $92.6 million.

Acquisitions
------------

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through June 30, 2001 have resulted in the recognition of approximately $38.2 million of goodwill and other intangible assets on its balance sheet which are generally being amortized over five years.

In January 2001, Lionbridge acquired Quality Group Labs, Inc. ("Quality Group Labs"), a provider of testing services based in Massachusetts, for total initial consideration of approximately $483,000, comprised of $250,000 in cash and 74,488 shares of Lionbridge common stock valued at $233,000. Lionbridge may be required to issue up to 89,386 additional shares of common stock, dependent upon future operating performance of the former Quality Group Labs through December 31, 2001. The issuance of additional shares of common stock will increase the purchase price allocated to goodwill. The acquisition was accounted for using the purchase method of accounting. In connection with this acquisition, Lionbridge recognized $433,000 of goodwill, which is being amortized over five years.

On June 21, 2001, Lionbridge acquired Data Dimensions, Inc. ("Data Dimensions"), a company based in Washington with operations in the United States, Ireland and the United Kingdom, by means of a merger. Upon the effective date of the merger, each outstanding share of Data Dimensions common stock was converted into the right to receive 0.190884 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 2,588,316 shares of Lionbridge common stock valued at $12.7 million. Upon the completion of the merger, all outstanding options and warrants to purchase common stock of Data Dimensions were assumed by Lionbridge and converted into options and warrants to purchase 589,576 shares of common stock of Lionbridge under similar terms. The transaction was accounted for using the purchase method of accounting.

Merger, Restructuring and Other Charges
---------------------------------------

     The following table summarizes activity with respect to merger, restructuring and other charges:

                                             Three Months Ended                    Six Months Ended
                                                  June 30,                             June 30,
                                         -----------------------              -----------------------
                                         2001               2000              2001               2000
                                         ----               ----              ----               ----
Merger costs......................  $  100,000         $2,323,000        $  100,000         $2,323,000
Restructuring charges, net........   1,652,000            387,000         1,777,000            387,000
Impairment of long-lived assets...     336,000            831,000           336,000            831,000
                                    ----------         ----------        ----------         ----------
                                    $2,088,000         $3,541,000        $2,213,000         $3,541,000
                                    ==========         ==========        ==========         ==========

Merger costs for the three and six months ended June 30, 2001 consist of professional fees for integration services incurred in connection with Lionbridge's acquisition of Data Dimensions.

Restructuring charges for the three and six months ended June 30, 2001 relate to: (i) the costs of consolidating Lionbridge facilities in the United States as a result of the acquisition of Data Dimensions, consisting primarily of accruals for lease payments on vacant office space, and (ii) costs associated with work force reductions in the United States, Canada, Brazil, Japan, China, Korea, Germany, Ireland, The Netherlands and France, consisting of 96 technical staff, 13 sales staff and 31 administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. The restructuring charge for the three months ended June 30, 2001 is presented net of a $66,000 reversal of a charge recorded in the three months ended March 31,2001 due to subsequent events which reduced the amount of benefits paid on behalf of a terminated employee.

Impairment charges for long-lived assets for the three and six months ended June 30, 2001 relate primarily to the write-off of acquired work fore and software licenses as a result of the closure of the Company's office in Montreal, Canada.

Merger costs for the three and six months ended June 30, 2000 consist of fees for investment banking, legal and accounting services and other direct costs incurred in connection with Lionbridge's mergers with Harvard Translations, Inc. and INT'L.com, Inc.

Restructuring charges for the three and six months ended June 30, 2000 consist of costs of closing facilities in the United States, France and The Netherlands as a result of the merger with INT'L.com, Inc. Such charges consist principally of accruals for lease payments on vacant office space.

Impairment charges for long-lived assets for the three and six months ended June 30, 2000 relate to the write-off of property and equipment, primarily consisting of previously capitalized licenses for software, that was abandoned as a result of Lionbridge's merger with INT'L.com, Inc.

At June 30, 2001, accruals totaling $0 related to merger costs and $935,000 related to restructuring charges, in addition to accruals of $846,000 related to merger costs and $3,391,000 related to restructuring charges which were assumed upon the acquisition of Data Dimensions, remained on the consolidated balance sheet in other accrued expenses. Lionbridge currently anticipates that all merger and restructuring-related accrual balances will be utilized by December 31, 2001 except for certain long-term contractual obligations relating to leases for facilities and payments to certain terminated employees.


Non-cash Charges
----------------

Deferred Compensation. Lionbridge recorded deferred compensation of approximately $3.8 million in the first six months of 1999, representing the difference between the exercise price of stock options granted and the fair market value for accounting purposes of the underlying common stock at the date of the grant. The deferred compensation is being amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $1.8 million had been amortized and $813,000 had been reversed due to cancellation of the underlying options as of June 30, 2001. The amortization of deferred compensation is recorded as an operating expense and totaled $165,000 and $212,000 for the three months ended June 30, 2001 and 2000, respectively. For the six-month periods ended June 30, 2001 and 2000, stock-based compensation totaled $313,000 and $428,000, respectively. Lionbridge currently expects to amortize the following remaining amounts of deferred compensation as of June 30, 2001 in the fiscal periods ending:

December 31, 2001......................................       $284,000
December 31, 2002......................................       $567,000
December 31, 2003......................................       $298,000

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

                                                       Percentage of Total Revenues
                                                 ----------------------------------------
                                                  Three Months Ended    Six Months Ended
                                                       June 30,             June 30,
                                               -----------------------------------------
                                                     2001       2000      2001      2000
                                                    -----      -----     -----     -----
Revenue........................................     100.0%     100.0%    100.0%    100.0%
Cost of revenue................................      63.6       61.1      63.0      65.2
                                                    -----      -----     -----     -----
     Gross profit..............................      36.4       38.9      37.0      34.8

Operating expenses:
  Sales and marketing..........................      12.4        9.6      11.9      10.0
  General and administrative...................      35.0       27.9      33.8      28.2
  Research and development.....................       2.6        1.8       2.5       2.2
  Amortization of acquisition-related
   intangible assets...........................       7.2        5.5       6.6       5.6
  Merger, restructuring  and other charges.....       9.2       12.3       4.4       6.2
  Stock-based compensation.....................       0.7        0.7       0.6       0.7
                                                    -----      -----     -----     -----
     Total operating expenses..................      67.1       57.8      59.8      52.9
                                                    -----      -----     -----     -----

Loss from operations...........................     (30.7)     (18.9)    (22.8)    (18.1)
Interest expense, net..........................       2.5        2.4       2.2       2.4
Other expense, net.............................       0.4        0.4       1.0       0.6
                                                    -----      -----     -----     -----

Loss before income taxes.......................     (33.6)     (21.7)    (26.0)    (21.1)
Provision for income taxes.....................       0.4        0.3       0.5       0.5
                                                    -----      -----     -----     -----
Net loss.......................................     (34.0)     (22.0)    (26.5)    (21.6)
                                                    =====      =====     =====     =====


Revenue. Revenue for the quarter ended June 30, 2001 was $22.7 million compared to revenue of $28.9 million for the quarter ended June 30, 2000, a decrease of $6.2 million or 21.4%. The decrease is attributable to lower volume of projects received from customers as well as an 8.9% decrease in the number of customers, reflecting the effect of the economic slowdown in the technology sector during the quarter. Revenue decreased by $7.1 million or 12.5% to $50.0 million for the six months ended June 30, 2001 as compared to $57.1 million for the same period of the prior year. In the first half of 2000, Lionbridge acquired the language services operation of Nortel Networks Corporation ("Nortel"). In the quarter of the acquisition, Lionbridge recorded incremental revenue of approximately $2.0 million upon the completion of the work in process acquired. Excluding the effect of this one-time event, revenue decreased by $5.1 million or 8.9% from the first half of 2000 to the first half of 2001 due to the general economic slowdown experienced in the United States during this period.

Cost of Revenue. Cost of revenue consists primarily of outsourcing expense incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. As a percentage of revenue, cost of revenue increased slightly to 63.6% for the quarter ended June 30, 2001 as compared to 61.1% for the corresponding period of the prior year due to excess capacity among internal staff resources given the revenue level attained. For the six months ended June 30, 2001, cost of revenue decreased to 63.0% as a percentage of revenue from 65.2% from the corresponding six months of the prior year. Of the total $5.7 million decrease, $1.5 million is attributable to the cost recorded in the first quarter of 2000 upon the completion of the work in process acquired as part of the acquisition of the services operation of Nortel in that quarter. The remaining amount of the decrease is largely attributable to reduced headcount and related lowered reliance on external consultants and translators.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, and promotional expenses. Sales and marketing costs of $2.8 million for the quarter ended June 30, 2001 were essentially flat with the corresponding quarter of the previous year. For the six months ended June 30, 2001, sales and marketing expenses increased 4.6% to $5.9 million from $5.7 million for the six months ended June 30, 2000. This increase is primarily attributable to the expansion of Lionbridge's VeriTest sales force. As a percentage of revenue, sales and marketing expenses increased to 12.4% in the second quarter of 2001 from 9.6% in the corresponding period in 2000 and increased to 11.9% during the first six months of 2001 from 10.0% during the six months ended June 30, 2000 as a result of the declining revenue levels from period to period.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits; facilities costs, including depreciation and amortization; information systems costs; professional fees; travel; and all other site and corporate costs. General and administrative expenses of $7.9 million for the three months ended June 30, 2001 are 1.9% lower than the expenses incurred during the three months ended June 30, 2000 due to the positive effects during the quarter of prior restructuring activities. General and administrative expenses for the six months ended June 30, 2001 increased 5.0% to $16.9 million from $16.1 million during the corresponding period of 2000. The increase is primarily attributable to increased salaries and associated employee benefits of approximately $370,000 and an approximate $340,000 increase in network infrastructure charges, offset partially by a decrease in office-related expenses and bad debt expense. As a percentage of revenue, general and administrative expenses increased from 28.2% to 33.8% for the six-month periods ended June 30, 2000 and 2001, respectively, due primarily to the items noted as well as the impact of the decrease in revenue from period to period.

Research and Development. Research and development expenses relate to the Lionbridge Globalization Platform, Lionbridge's proprietary internal workflow and language management system, and include salaries and associated employee benefits and third-party contractor expenses. Research and development expenses of $594,000 for the quarter ended June 30, 2001 increased 16.2% from the corresponding quarter of the previous year due to increased headcount-related expenses. For the six months ended June 30, 2001, research and development expenses decreased 2.0% to $1.2 million from $1.3 million for the six months ended June 30, 2000. Lower usage of third-party consultants accounted for a decrease of approximately $260,000, which was partially offset by an increase in equipment-related expenses.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of amortization of goodwill and other intangible assets resulting from acquired businesses. Amortization expense of $1.6 million for the three months ended June 30, 2001 increased 3.0% or $48,000 over the corresponding quarter of the prior year, primarily due to amortization associated with the purchase of Quality Group Labs in January 2001 and additional goodwill recorded relating to the 1999 purchase of VeriTest, Inc. For the six months ended June 30, 2001, amortization expense increased to $3.3 million or 3.5% over the six months ended June 30, 2000 for the same reasons noted above.

Interest Expense. Interest expense represents interest payable on debt and, principally in fiscal 2000, the accretion of original issue discount on notes issued with detachable warrants. Interest expense decreased to $565,000 for the three months ended June 30, 2001 as compared to $686,000 for the three months ended June 30, 2000. Interest expense was $1.1 million for the six months ended June 30, 2001 versus $1.4 million for the corresponding period of 2000. These decreases were principally due to a decrease in the accretion of the original issue discount on notes issued in 1999 from $79,000 to $0 and from $212,000 to $0 for the three- and six-month periods ended June 30, 2000 and 2001, respectively.

Provision for Income Taxes. The provision for income taxes for the three and six months ended June 30, 2001 represents taxes generated in foreign jurisdictions. Of the provision booked for the three- and six-month periods ended June 30, 2001, $40,000 and $65,000, respectively, represent noncash expenses resulting from utilizations of net operating loss carryforwards. Lionbridge recorded no tax benefit for losses generated in other jurisdictions during these periods due to the uncertainty of realizing any benefit.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2001, Lionbridge had a commercial credit facility that allowed it to borrow up to $13.0 million, expiring in June 2002. The facility requires Lionbridge to maintain certain financial covenants and restricts the payment of dividends. The facility bears interest at prime plus 2.0% (9.75% at June 30, 2001) and is collateralized by certain assets of Lionbridge. As of June 30, 2001, $6.7 million was outstanding under the facility.

Cash decreased to $13.1 million at June 30, 2001 from $16.7 million at December 31, 2000. Net cash used in operating activities was $3.8 million and $7.1 million for the six-month periods ended June 30, 2001 and 2000, respectively. Cash used in these periods was primarily to fund the net losses of $13.2 million and $12.3 million incurred during the periods, respectively, offset in part by depreciation, amortization and other non-cash expenses, and changes in operating assets and liabilities . Net cash used in investing activities decreased to $137,000 for the six months ended June 30, 2001 from $4.1 million for the corresponding period of 2000. Investing activities for these periods were primarily purchases of equipment and the acquisitions of Quality Group Labs and Data Dimensions in 2001 and certain assets of the language services operation of Nortel in 2000. Net cash provided by financing activities was $555,000 and $20.4 million in the first six months of 2001 and 2000, respectively. The primary financing activity during the six months ended June 30, 2001 was the issuance of $5.0 million of subordinated debt, offset by net payments of $4.5 million on existing short-term debt. The primary financing activity in the six-month period ended June 30, 2000 was the issuance of 1,500,000 shares of common stock at $8.50 per share in a private placement in June 2000 for total consideration of approximately $12.8 million, with additional resources being provided by borrowings against Lionbridge's bank lines of credit.

Lionbridge's future financing requirements will depend upon a number of factors, including its operating performance and increases in operating expenses associated with growth in its business. Lionbridge anticipates that its present cash position and banking relationships should provide adequate cash to fund its currently anticipated cash needs through at least the next 12 months. However, Lionbridge cannot be assured that additional financing, if needed, will be available to Lionbridge at terms acceptable to it, if at all.

New Accounting Pronouncements
-----------------------------

In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

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

Foreign Currency Exchange Rate Risk. The majority of Lionbridge's contracts with clients are denominated in U.S. dollars. However, 37% and 36% of its costs and expenses for the six months ended June 30, 2001 and 2000, respectively, were denominated in foreign currencies. Thirty percent and 41% of its assets were recorded in foreign currencies as of June 30, 2001 and December 31, 2000, respectively. Twenty-four percent and 22% of its liabilities were recorded in foreign currencies as of June 30, 2001 and December 31, 2000, respectively. Therefore, Lionbridge is exposed to foreign currency exchange risks. Lionbridge has not historically tried to reduce its exposure to exchange rate fluctuations by using hedging transactions. However, it may choose to do so in the future. Lionbridge may not be able to do this successfully. Accordingly, Lionbridge may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

                         LIONBRIDGE TECHNOLOGIES, INC.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about July 24, 2001, a purported securities class action lawsuit captioned "Samet v. Lionbridge Technologies, Inc. et al." (01-CV-6770) was filed in the United States District Court for the Southern District of New York. The suit names as defendants the Company, certain of its officers and directors, and certain underwriters involved in the Company's initial public offering ("IPO"). The complaint in this action is allegedly brought on behalf of purchasers of the Company's common stock during the period from August 20, 1999 to December 6, 2000, and asserts among other things, that the Company's IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of the Company's IPO underwriters in allocating shares in the Company's IPO to the underwriters' customers. The action seeks recission or recissory and other damages, fees and costs associated with the litigation, and interest. The Company understands that various plaintiffs have filed substantially similar lawsuits against over a hundred other publicly traded companies in connection with the underwriting of their initial public offerings. The Company and its officers and directors believe that the allegations in the complaint are without merit and intend to contest them vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 28, 2001, Lionbridge entered into a new line of credit agreement with a commercial bank to borrow up to $13,000,000. In conjunction with the new line of credit, Lionbridge issued a warrant to the commercial bank for the purchase of 75,000 shares of its common stock at an exercise price of $1.81 per share. The warrant was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The warrant was fully vested at the time of issuance and shall expire on June 28, 2006. There were no underwriters or placement agents involved in such private placement transaction.

On June 29, 2001, Lionbridge entered into a subordinated debt agreement pursuant to which a 12% promissory note in the amount of $5,000,000 was issued. In conjunction with the issuance of the note, Lionbridge issued a warrant to the note holder to purchase up to 900,000 shares of its common stock at an exercise price to be determined in accordance with the terms of the warrant on or before October 31, 2001. The warrant was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The warrant was fully vested at the time of issuance and shall expire on the later to occur of (i) June 29, 2008 and (ii) repayment by Lionbridge of the $5,000,000 note. There were no underwriters or placement agents involved in such private placement transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits.
       ---------

         2.1      Agreement and Plan of Reorganization among Lionbridge
                  Technologies, Inc., Diamond Acquisition Corp. and Data
                  Dimensions, Inc. dated March 8, 2001 (filed as Exhibit 2.1 to
                  Lionbridge's Current Report on Form 8-K filed on March 19,
                  2001 (File No. 000-26933) and incorporated herein by reference).

         2.2      Amendment No. 1 to Agreement and Plan of Reorganization among
                  Lionbridge Technologies, Inc., Diamond Acquisition Corp. and
                  Data Dimensions, Inc. (filed as Exhibit 2.2 to Lionbridge's
                  Current Report on Form 8-K filed on March 19, 2001 (File No.
                  000-26933) and incorporated herein by reference).

        10.1      Agreement between Lionbridge Technologies, Inc. and Roger
                  Jeanty dated as of June 20, 2001.

        10.2      Agreement between Lionbridge Technologies, Inc. and Peter
                  Wright dated as of June 21, 2001.

        10.3      Loan and Security Agreement between INT'L.com, Inc.,
                  International Language Engineering Corporation, Harvard
                  Translations, Inc., Lionbridge Technologies California, Inc.
                  and Silicon Valley Bank dated as of June 28, 2001.

        10.4      Promissory Note between INT'L.com, Inc., International
                  Language Engineering Corporation, Harvard Translations, Inc.,
                  Lionbridge Technologies California, Inc. and Silicon Valley
                  Bank dated as of June 28, 2001.

        10.5      Guarantee between Lionbridge Technologies, Inc. and Silicon
                  Valley Bank dated as of June 28, 2001.

        10.6      Loan Agreement between Lionbridge Technologies Holdings B.V.,
                  Lionbridge Technologies B.V., Lionbridge Technologies Ireland, and Silicon Valley Bank dated as of June 28, 2001.

        10.7      Promissory Note between Lionbridge Technologies Holdings B.V.,
                  Lionbridge Technologies B.V., Lionbridge Technologies Ireland, and Silicon Valley Bank dated as of June 28, 2001.

        10.8      Guarantee between Lionbridge Technologies, Inc. and Silicon
                  Valley Bank dated as of June 28, 2001.

        10.9      Warrant to Purchase Stock of Lionbridge dated as of June 28,
                  2001 issued to Silicon Valley Bank.

        10.10     Note and Warrant Purchase Agreement between Lionbridge
                  Technologies, Inc. and Capital Resource Partners IV, L.P.
                  dated as of June 29, 2001.

        10.11     Promissory Note between Lionbridge, Technologies, Inc. and
                  Capital Resource Partners IV, L.P. dated as of June 29, 2001.

        10.12     Warrant to Purchase Stock of Lionbridge dated as of June 29,
                  2001 issued to Capital resource Partners IV, L.P.

        10.13 Guarantee between each of the direct or indirect subsidiaries of Lionbridge Technologies, Inc. in favor of Capital Resource
                  Partners IV, L.P. dated as of June 29, 2001.


        10.14 First Amendment to Subordination and Intercreditor Agreement between Silicon Valley Bank, Morgan Stanley Venture Investors
                  Annex, L.P., Morgan Stanley Venture Capital Fund II Annex,
                  L.P., Lionbridge Technologies Holdings, B.V., Lionbridge
                  Technologies, B.V., Lionbridge Technologies, Inc., Lionbridge
                  Technologies Ireland, Lionbridge Technologies California,
                  Inc., Lionbridge America, Inc., Lionbridge K.K., Japanese
                  Language Services, Inc., Lionbridge Technologies Sarl,
                  INT'L.com, Inc., International Language Engineering
                  Corporation and Harvard Translations, Inc. dated as of June 28, 2001.

        10.15 First Amendment to Subordination and Intercreditor Agreement between Silicon Valley Bank, Capital Resource Lenders III,
                  L.P., Lionbridge Technologies Holdings, B.V., Lionbridge
                  Technologies, B.V., Lionbridge Technologies, Inc., Lionbridge
                  Technologies Ireland, Lionbridge Technologies California,
                  Inc., Lionbridge America, Inc., Lionbridge K.K., Japanese
                  Language Services, Inc., Lionbridge Technologies Sarl,
                  INT'L.com, Inc., International Language Engineering
                  Corporation and Harvard Translations, Inc. dated as of June
                  28, 2001.

        10.16 Second Amendment to Subordination and Intercreditor Agreement between Silicon Valley Bank, Capital Resource Partners IV,
                  L.P., Capital resource Lenders III, L.P., Lionbridge
                  Technologies Holdings, B.V., Lionbridge Technologies, B.V.,
                  Lionbridge Technologies, Inc., Lionbridge Technologies
                  Ireland, Lionbridge Technologies California, Inc., Lionbridge
                  America, Inc., Lionbridge K.K., Japanese Language Services,
                  Inc., Lionbridge Technologies Sarl, INT'L.com, Inc.,
                  International Language Engineering Corporation and Harvard
                  Translations, Inc. dated as of June 29, 2001.


(b)    Reports on Form 8-K.
       --------------------

There were no reports on Form 8-K filed by Lionbridge for the quarter ended June 30, 2001.

                         LIONBRIDGE TECHNOLOGIES, INC.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         LIONBRIDGE TECHNOLOGIES, INC.



Dated:  August 14,  2001     By:  /s/  Stephen J. Lifshatz
                                 ------------------------
                                 Stephen J. Lifshatz
                                 Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.  DESCRIPTION
-----------  -----------

    2.1      Agreement and Plan of Reorganization among Lionbridge Technologies,
             Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated
             March 8, 2001 (filed as Exhibit 2.1 to Lionbridge's Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

    2.2      Amendment No. 1 to Agreement and Plan of Reorganization among
             Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data
             Dimensions, Inc. (filed as Exhibit 2.2 to Lionbridge's Current
             Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

   10.1 Agreement between Lionbridge Technologies, Inc. and Roger Jeanty dated as of June 20, 2001.

   10.2 Agreement between Lionbridge Technologies, Inc. and Peter Wright dated as of June 21, 2001.

   10.3      Loan and Security Agreement between INT'L.com, Inc., International
             Language Engineering Corporation, Harvard Translations, Inc.,
             Lionbridge Technologies California, Inc. and Silicon Valley Bank dated as of June 28, 2001.

   10.4      Promissory Note between INT'L.com, Inc., International Language
             Engineering Corporation, Harvard Translations, Inc., Lionbridge
             Technologies California, Inc. and Silicon Valley Bank dated as of
             June 28, 2001.

   10.5      Guarantee between Lionbridge Technologies, Inc. and Silicon Valley
             Bank dated as of June 28, 2001.

   10.6      Loan Agreement between Lionbridge Technologies Holdings B.V.,
             Lionbridge Technologies B.V., Lionbridge Technologies Ireland, and
             Silicon Valley Bank dated as of June 28, 2001.

   10.7      Promissory Note between Lionbridge Technologies Holdings B.V.,
             Lionbridge Technologies B.V., Lionbridge Technologies Ireland, and
             Silicon Valley Bank dated as of June 28, 2001.


   10.8      Guarantee between Lionbridge Technologies, Inc. and Silicon Valley
             Bank dated as of June 28, 2001.

   10.9 Warrant to Purchase Stock of Lionbridge dated as of June 28, 2001 issued to Silicon Valley Bank.

   10.10     Note and Warrant Purchase Agreement between Lionbridge
             Technologies, Inc. and Capital Resource Partners IV, L.P. dated as of June 29, 2001.

   10.11     Promissory Note between Lionbridge, Technologies, Inc. and Capital
             Resource Partners IV, L.P. dated as of June 29, 2001.

   10.12 Warrant to Purchase Stock of Lionbridge dated as of June 29, 2001 issued to Capital resource Partners IV, L.P.

   10.13 Guarantee between each of the direct or indirect subsidiaries of Lionbridge Technologies, Inc. in favor of Capital Resource Partners
             IV, L.P. dated as of June 29, 2001.

   10.14 First Amendment to Subordination and Intercreditor Agreement between Silicon Valley Bank, Morgan Stanley Venture Investors
             Annex, L.P., Morgan Stanley Venture Capital Fund II Annex, L.P.,
             Lionbridge Technologies Holdings, B.V., Lionbridge Technologies,
             B.V., Lionbridge Technologies, Inc., Lionbridge Technologies
             Ireland, Lionbridge Technologies California, Inc., Lionbridge
             America, Inc., Lionbridge K.K., Japanese Language Services, Inc.,
             Lionbridge Technologies Sarl, INT'L.com, Inc., International
             Language Engineering Corporation and Harvard Translations, Inc.
             dated as of June 28, 2001.

   10.15 First Amendment to Subordination and Intercreditor Agreement between Silicon Valley Bank, Capital Resource Lenders III, L.P.,
             Lionbridge Technologies Holdings, B.V., Lionbridge Technologies,
             B.V., Lionbridge Technologies, Inc., Lionbridge Technologies
             Ireland, Lionbridge Technologies California, Inc., Lionbridge
             America, Inc., Lionbridge K.K., Japanese Language Services, Inc.,
             Lionbridge Technologies Sarl, INT'L.com, Inc., International
             Language Engineering Corporation and Harvard Translations, Inc.
             dated as of June 28, 2001.

   10.16 Second Amendment to Subordination and Intercreditor Agreement between Silicon Valley Bank, Capital Resource Partners IV, L.P.,
             Capital resource Lenders III, L.P., Lionbridge Technologies
             Holdings, B.V., Lionbridge Technologies, B.V., Lionbridge
             Technologies, Inc., Lionbridge Technologies Ireland, Lionbridge
             Technologies California, Inc., Lionbridge America, Inc., Lionbridge
             K.K., Japanese Language Services, Inc., Lionbridge Technologies
             Sarl, INT'L.com, Inc., International Language Engineering
             Corporation and Harvard Translations, Inc. dated as of June 29,
             2001.