Form 10-Q
period 2001-09-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2001-11-14
CIK 1058299

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

     For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                           Yes   __X___   No   _____


The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of November 12, 2001 was 31,164,228.

==============================================================================

                         LIONBRIDGE TECHNOLOGIES, INC.

                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS


                                                                                       PAGE
PART I:  FINANCIAL INFORMATION

         ITEM 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets as of September 30, 2001 (unaudited)
                  and December 31, 2000...........................................       3

                  Consolidated Statements of Operations (unaudited) for the three
                  months and nine months ended September 30, 2001 and 2000........       4

                 Consolidated Statements of Cash Flows (unaudited) for the nine
                 months ended September 30, 2001 and 2000.........................       5

                 Notes to Consolidated Financial Statements (unaudited)...........       6

        ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.............................................     12

        ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk........     19

PART II.  OTHER INFORMATION

        ITEM 1.  Legal Proceedings.................................................     20

        ITEM 2.  Changes in Securities and Use of Proceeds.........................     20

        ITEM 6.  Exhibits and Reports on Form 8-K..................................     20

SIGNATURE..........................................................................     21

EXHIBIT INDEX......................................................................     21

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                         LIONBRIDGE TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except share information)

                                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                                          2001            2000
                                                                                      ------------    -----------
                                                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents........................................................      $  10,057       $ 16,741
  Accounts receivable, net of allowances of $1,201 and $699 at
   September 30, 2001 and December 31, 2000, respectively..........................         15,157         16,355
  Work in process..................................................................          6,464          6,710
  Income taxes receivable..........................................................          4,809              -
  Other current assets.............................................................          1,867          1,795
                                                                                      -------------     ----------
     Total current assets..........................................................         38,354         41,601

Property and equipment, net........................................................          5,356          4,932
Goodwill and other intangible assets, net..........................................         16,799         14,865
Other assets.......................................................................          1,190            648
                                                                                      -------------     ----------
     Total assets..................................................................      $  61,699       $ 62,046
                                                                                      =============     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt............................      $  16,746       $ 11,337
  Accounts payable.................................................................         10,196          6,669
  Accrued compensation and benefits................................................          6,051          6,784
  Accrued outsourcing..............................................................          3,039          4,148
  Accrued merger and restructuring.................................................          3,876            394
  Other accrued expenses...........................................................          3,484          3,977
  Deferred revenue.................................................................          2,260          3,578
  Other current liabilities........................................................            105            479
                                                                                      -------------     ----------
     Total current liabilities.....................................................         45,757         37,366
                                                                                      -------------     ----------
Long-term debt, less current portion, net of discount..............................          8,580         13,265
Other long-term liabilities........................................................            405            231

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
      no shares issued and outstanding.............................................            ---            ---
  Common stock, $0.01 par value; 100,000,000 shares authorized; 31,119,844 and
      27,561,640 shares issued and 31,119,844 and 27,520,443 shares outstanding at
      September 30, 2001 and December 31, 2000, respectively.......................            312            276
  Additional paid-in capital.......................................................        105,861         91,087
  Accumulated deficit..............................................................       (100,133)       (79,325)
  Deferred compensation............................................................           (816)        (1,690)
  Subscriptions receivable.........................................................           (102)          (102)
  Treasury stock, at cost..........................................................            ---           (167)
  Accumulated other comprehensive income...........................................          1,835          1,105
                                                                                      -------------     ----------
     Total stockholders' equity....................................................          6,957         11,184
                                                                                      -------------     ----------
     Total liabilities and stockholders' equity....................................      $  61,699       $ 62,046
                                                                                      ==============    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                         LIONBRIDGE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (Amounts in thousands, except per share data)


                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                  -----------------      -------------------
                                                   2001       2000         2001       2000
                                                  -------    ------      --------   --------
Revenue........................................   $25,924    $30,345     $ 75,897   $ 87,430
Cost of revenue................................    16,580     18,112       48,080     55,352
                                                  -------    -------     --------   --------
     Gross profit..............................     9,344     12,233       27,817     32,078
                                                  -------    -------     --------   --------

Operating expenses:
  Sales and marketing..........................     2,827      2,778        8,774      8,466
  General and administrative...................     9,800      7,996       26,651     24,048
  Research and development.....................       580        605        1,818      1,868
  Amortization of acquisition-related
   intangible assets...........................     1,518      1,637        4,816      4,823
  Merger, restructuring and other charges......       340        725        2,553      4,266
  Stock-based compensation.....................       128        202          441        630
                                                  -------    -------     --------   --------
     Total operating expenses..................    15,193     13,943       45,053     44,101
                                                  -------    -------     --------   --------

Loss from operations...........................    (5,849)    (1,710)     (17,236)   (12,023)

Interest expense, net..........................     1,128        704        2,235      2,069
Other expense, net.............................       390        196          910        558
                                                  -------    -------     --------   --------

Loss before income taxes.......................    (7,367)    (2,610)     (20,381)   (14,650)
Provision for income taxes.....................       195        201          427        479
                                                  -------    -------     --------   --------

Net loss.......................................    (7,562)    (2,811)     (20,808)   (15,129)
Accrued dividends on preferred stock...........       ---        ---          ---      3,574
                                                  -------    -------     --------   --------

Net loss attributable to common stockholders...   $(7,562)   $(2,811)    $(20,808)  $(18,703)
                                                  =======   ========     ========   ========

Basic and diluted net loss per share
 attributable to common stockholders...........    $(0.25)    $(0.10)      $(0.72)    $(0.78)

Shares used in computing basic and diluted net
 loss per share attributable to common
 stockholders..................................    30,770     27,235       28,961     23,979

The accompanying notes are an integral part of the consolidated financial statements.

                         LIONBRIDGE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Amounts in thousands)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                -------------------------
                                                                  2001             2000
                                                                --------         --------
Cash flows from operating activities:
  Net loss..............................................        $(20,808)        $(15,129)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization of acquisition-related intangible                4,816            4,823
      assets............................................
     Stock-based compensation...........................             441              630
     Accretion of discount on debt......................             553              212
     Impairment of long-lived assets....................             336              886
     Depreciation and amortization of property and
      equipment.........................................           2,877            2,778
     Provision for doubtful accounts....................             479               53
     Loss on disposal of fixed assets...................              33               99
     Other..............................................             115              143
     Changes in operating assets and liabilities, net
      of effects of acquisitions:
       Accounts receivable..............................           4,361           (1,862)
       Work in process..................................           1,390           (1,699)
       Other current assets.............................             888             (453)
       Other assets.....................................             170              505
       Accounts payable.................................           3,736             (370)
       Accrued compensation and benefits................          (1,381)            (143)
       Accrued outsourcing..............................          (1,467)           1,254
       Accrued merger and restructuring.................           3,481              389
       Other accrued expenses...........................          (6,059)           1,714
       Deferred revenue.................................          (1,357)           1,170
                                                              ------------     -----------
          Net cash used in operating activities.........          (7,396)          (5,000)
                                                              ------------     -----------

Cash flows from investing activities:
  Purchases of property and equipment...................          (1,313)          (2,369)
  Payments for businesses acquired, net of cash acquired             761           (2,876)
                                                               ------------     -----------
          Net cash used in investing activities.........            (552)          (5,245)
                                                              ------------     -----------

Cash flows from financing activities:
  Proceeds from issuance of short-term debt.............           5,000              ---
  Borrowings (repayments) of other short-term debt, net.          (3,112)           4,218
  Proceeds from issuance of long-term debt..............             ---            1,109
  Payments of debt......................................            (980)             ---
  Proceeds from issuance of common stock................             253           12,750
  Proceeds from issuance of common stock under option
   and employee stock purchase plans....................             225              453
  Payments of capital lease obligations.................            (186)            (882)
  Collection of subscriptions receivable................             ---               51
                                                               ------------     -----------
          Net cash provided by financing activities.....           1,200           17,699
                                                              ------------     -----------
Net increase (decrease) in cash and cash equivalents....          (6,748)           7,454
Effects of exchange rate changes on cash and cash
 equivalents............................................              64             (627)
Cash and cash equivalents at beginning of period........          16,741           12,350
                                                              ------------     -----------
Cash and cash equivalents at end of period..............        $ 10,057         $ 19,177
                                                              ============     ===========

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

Quality Group Labs, Inc.

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
                                                          --------
                                                          $483,000
                                                          ========

Pro forma statements of operations would not differ materially from reported results.

Data Dimensions, Inc.

On June 21, 2001, Lionbridge acquired Data Dimensions, Inc. ("Data Dimensions"), a company based in Washington with operations in the United States, Ireland and the United Kingdom, by means of a merger. Upon the effective date of the merger, each outstanding share of Data Dimensions common stock was converted into the right to receive 0.190884 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 2,588,316 shares of Lionbridge common stock valued at $12,652,000. Upon the completion of the merger, all outstanding options and warrants to purchase common stock of Data Dimensions, with a fair value at that time of $1,179,000, were assumed by Lionbridge and converted into options and warrants to purchase 589,374 shares of common stock of Lionbridge under similar terms. The transaction was accounted for using the purchase method of accounting, and the results of Data Dimensions are included in the accompanying financial statements from the date of acquisition. The Company is still in the process of finalizing the estimates of the fair values of assets acquired and liabilities assumed. The purchase price, including direct costs of acquisition, has been initially allocated based on provisional estimates of the fair values of the acquired assets and liabilities assumed as follows:

          Current assets...........................  $12,508,000
          Property and equipment...................    2,240,000
          Long-term assets.........................      662,000
          Current liabilities......................   (7,968,000)
          Goodwill.................................    6,934,000
                                                     ------------
                                                     $14,376,000
                                                     ===========

The following unaudited pro forma consolidated results of operations for the three- and nine-month periods ended September 30, 2001 and 2000 assume that the acquisition of Data Dimensions occurred as of January 1, 2000:

                                                 Three Months Ended September 30,        Nine Months Ended September 30,
                                                 -------------------------------        ---------------------------------
                                                     2001                2000               2001                  2000
                                                 -----------         -----------        -----------          ------------
Revenue..................................        $25,924,000         $41,472,000        $87,572,000          $119,135,000
Net loss.................................          7,562,000           5,657,000         32,258,000            27,254,000
Basic and diluted net loss per share
   attributable to common stockholders...              (0.25)              (0.19)             (1.02)                (1.03)

For each period presented, the pro forma results include the amortization of goodwill and other acquisition-related intangible assets based on the initial purchase price allocation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had actually occurred on January 1, 2000 or that may be obtained in the future.

3.  PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consists of the following:

                                                                                September 30,          December 31,
                                                                                     2001                   2000
                                                                                 ------------           ------------
        Computer software and equipment................................          $ 12,972,000           $ 10,761,000
        Furniture and office equipment.................................             3,106,000              2,980,000
        Leasehold improvements.........................................             1,816,000              1,439,000
                                                                                 ------------           ------------
                                                                                   17,894,000             15,180,000

        Less:  Accumulated depreciation and amortization...............           (12,538,000)           (10,248,000)
                                                                                 ------------           ------------
                                                                                 $  5,356,000           $  4,932,000
                                                                                 ============           ============

4.  DEBT

     Debt consists of the following:

                                                                                  September 30,          December 31,
                                                                                      2001                   2000
                                                                                  ------------           ------------
   Lines of credit.....................................................          $  7,161,000           $ 10,273,000
   Subordinated notes payable to stockholders..........................             6,750,000              7,500,000
   Subordinated debt, net of discount..................................            10,796,000              5,981,000
   Equipment financing facility........................................               619,000                848,000
                                                                                 ------------           ------------
      Total debt.......................................................            25,326,000             24,602,000

   Less current portion................................................           (16,746,000)           (11,337,000)
                                                                                 ------------           ------------
      Long-term debt, less current portion.............................          $  8,580,000           $ 13,265,000
                                                                                 ============           ============

Line of Credit

          On June 28, 2001, Lionbridge entered into a line of credit agreement with a commercial bank. Under the terms of the agreement, Lionbridge is able to borrow up to $13,000,000, based on the value of certain current assets worldwide. The interest rate payable on any outstanding borrowings is prime plus 2.0% per year (8.0% at September 30, 2001). The line expires on June 27, 2002. Borrowings outstanding under the line of credit agreement are collateralized by certain assets of Lionbridge. The amount outstanding on the line of credit at September 30, 2001 was $7,161,000. The agreement requires Lionbridge to comply with various covenants, including the maintenance of certain financial ratios and restrictions on the payment of dividends. In conjunction with the new line of credit, Lionbridge issued a warrant to the commercial bank for the purchase of 75,000 shares of common stock at an exercise price of $1.81 per share, valued at $115,000. This amount has been treated as a deferred financing cost and will be amortized through interest expense over the life of the agreement. This line of credit replaces Lionbridge's prior line of credit agreements with the same commercial bank. At December 31, 2000, $10,273,000 was outstanding under the prior lending arrangements at interest rates ranging from 9.5% to 10.5% per year.

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

Subordinated Debt

     In 1999, Lionbridge entered into two subordinated debt agreements pursuant to which 12% senior subordinated notes were issued. The outstanding aggregate principal amount of such notes, together with all accrued and unpaid interest thereon, is required to be repaid upon the earlier of January 31, 2002 or an underwritten public offering by Lionbridge with aggregate proceeds of at least $10,000,000. In the event of a qualifying underwritten public offering, 50% of the then outstanding notes and accrued interest are payable, with the remaining amount maturing on January 31, 2002. The notes are subject to certain covenant restrictions and are collateralized by certain assets of Lionbridge. The terms of the subordinated debt agreement prohibit Lionbridge from paying dividends to its stockholders. As of September 30, 2001 and December 31, 2000, $5,981,000 was outstanding under these subordinated notes.

     On June 29, 2001, Lionbridge entered into a subordinated debt agreement pursuant to which a 12% promissory note in the amount of $5,000,000 was issued. The principal under the note is due on October 31, 2001, with interest payable quarterly in arrears. If the note remained outstanding on October 31, 2001, the note automatically converted into a new note with essentially identical terms but with a principal amount of $8,000,000. The new note would be due on September 30, 2006, with interest payable quarterly in arrears at 12% per year. In connection with the issuance of the note, Lionbridge issued a warrant to purchase up to 900,000 shares of common stock at a price of $0.80 per share.

The fair value ascribed to this warrant was $738,000 and has been recorded as a discount on subordinated notes payable and will be amortized to interest expense through October 31, 2001, the date of expected repayment. The note is subject to certain covenant restrictions. The terms of the subordinated debt agreement restricts Lionbridge from paying dividends to its shareholders. The note was not repaid on October 31, 2001 and, accordingly, now matures on September 30, 2006 in the amount of $8,000,000. As a result, the note has been classified as a long-term liability at September 30, 2001.

Equipment Financing Facility

     On February 25, 2000, Lionbridge entered into an equipment financing arrangement whereby it may borrow an aggregate of $1,350,000 to fund equipment purchases. Advances under the arrangement are collateralized by certain fixed assets and are payable in monthly installments with interest through September 2003. Borrowings under the notes totaled $619,000 and $848,000 at September 30, 2001 and December 31, 2000, respectively, and bear interest at rates ranging from 16.3% to 16.5% per year.

5. COMPREHENSIVE LOSS

     Total comprehensive loss was approximately $7,248,000 and $2,733,000 for the three-month periods ended September 30, 2001 and 2000, respectively, and $20,078,000 and $14,972,000 for the nine-month periods ended September 30, 2001 and 2000, respectively, which consists of net loss and the net change in foreign currency translation adjustments.

6. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

     Basic net loss attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding. There is no difference between basic and diluted earnings per share since potential common shares from the exercises of stock options and warrants are anti-dilutive for all periods presented. Diluted net loss per share excludes the effect of options and warrants to purchase 7,031,132 and 5,970,251 shares of common stock outstanding for the three- and nine-month periods ended September 30, 2001, respectively.

7. MERGER, RESTRUCTURING AND OTHER CHARGES

     The following table summarizes activity with respect to merger, restructuring and other charges:

                                                             Three Months Ended                     Nine Months Ended
                                                                September 30,                         September 30,
                                                       -----------------------------        ------------------------------
                                                          2001                2000             2001                2000
                                                       ---------           ---------        ----------          ----------
Merger costs.............................              $(120,000)           $142,000        $  (20,000)         $2,465,000
Restructuring charges, net...............                460,000             528,000         2,237,000             915,000
Impairment of long-lived assets..........                    ---              55,000           336,000             886,000
                                                       ---------            --------        ----------          ----------
                                                       $ 340,000            $725,000        $2,553,000          $4,266,000
                                                       =========            ========        ==========          ==========

     Merger costs for the three and nine months ended September 30, 2001 consist primarily of fees for professional services incurred in connection with Lionbridge's intended acquisition of Mendez S.A., offset by the receipt of a $1.0 million termination fee received from the successful bidder for Mendez.

     Restructuring charges for the nine months ended September 30, 2001 relate to: (i) the costs of consolidating Lionbridge facilities in the United States as a result of the acquisition of Data Dimensions, consisting primarily of accruals for lease payments on vacant office space, and (ii) costs associated with work force reductions in the United States, Canada, Brazil, Japan, China, Korea, Germany, Ireland, The Netherlands, the United Kingdom and France, consisting of 136 technical staff, 22 sales staff and 41 administrative staff. For the three months ended September 30, 2001, the restructuring charge of $460,000 reflects a reduction in workforce of 59 staff and accruals for lease payments on vacant office space. All employees had been informed of their termination and related benefits in the period that the charge was recorded. The restructuring charge for the nine months ended September 30, 2001 is presented net of a $66,000 reversal of a charge recorded in the three months ended March 31, 2001 due to subsequent events which reduced the amount of benefits paid on behalf of a terminated employee.

     Impairment charges for long-lived assets for the nine months ended September 30, 2001 relate primarily to the write-off of acquired work force and software licenses as a result of the closure of the Company's office in Montreal, Canada during the second quarter of 2001.

     Merger costs for the three and nine months ended September 30, 2000 consist of fees for investment banking, legal and accounting services and other direct costs incurred in connection with Lionbridge's mergers with Harvard Translations, Inc., and INT'L.com, Inc.

     Restructuring charges for the three and nine months ended September 30, 2000 relate to: (i) the costs of closing facilities in the United States, France and The Netherlands as a result of the merger with INT'L.com, Inc., consisting primarily of accruals for lease payments on vacant office space, and
(ii) costs associated with work force reductions in Canada, the United States and France, consisting of six technical staff and three administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. The restructuring charge for the three months ended September 30, 2000 is presented net of a $162,000 reversal of a charge recorded in the three months ended June 30, 2000, due to subsequent events which had reduced the potential loss on vacant office space.

     Impairment charges for long-lived assets for the three and nine months ended September 30, 2000 relate to the write-off of property and equipment, primarily consisting of previously capitalized licenses for software, that was abandoned as a result of Lionbridge's merger with INT'L.com, Inc.

     At September 30, 2001, accruals totaling $0 related to merger costs and $664,000 related to restructuring charges, in addition to accruals of $286,000 related to merger costs and $2,926,000 related to restructuring charges which were assumed upon acquisition of Data Dimensions, remained on the consolidated balance sheet in accrued expenses. Lionbridge anticipates that all merger and restructuring-related accrual balances will be utilized by December 31, 2001, except for certain long-term contractual obligations relating to leases for facilities ($2,572,000 at September 30, 2001).

     During the quarters ended September 30, 2001 and 2000, the Company utilized $544,000 and $456,000, respectively, of accruals related to merger costs and $1.3 million and $89,000, respectively, related to restructuring charges.
During the nine months ended September 30, 2001 and 2000, the Company utilized $746,000 and $2.5 million, respectively, of accruals related to merger costs and $2.6 million and $378,000, respectively, related to restructuring charges.

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

     The Company's reportable segments are Localization and Testing. The Localization segment provides globalization services, including translation, software localization, internationalization engineering and multilingual technical publishing, that enable simultaneous worldwide release and ongoing maintenance of products and related technical support, training materials, and sales and marketing information in multiple languages. The Testing segment provides a variety of testing services of software, hardware and telecommunications equipment including globalization, migration, interoperability, performance, accessibility and peripheral testing, as well as logo certification programs. All other unallocated enterprise costs are reflected in the "Corporate and other" category.

     The table below presents information about the reported results of Lionbridge for the three- and nine-month periods ended September 30, 2001 and 2000. Asset information by segment is not reported, since such information is not produced internally by Lionbridge.

                                                   Three Months Ended                               Nine Months Ended
                                                      September 30,                                   September 30,
                                          ------------------------------------           ------------------------------------
                                              2001                    2000                    2001                    2000
                                          -----------             -----------            ------------            ------------
External revenue:
   Localization                           $20,157,000             $26,805,000            $ 64,010,000            $ 78,697,000
   Testing                                  5,767,000               3,540,000              11,887,000               8,733,000
                                          -----------             -----------            ------------            ------------
                                          $25,924,000             $30,345,000            $ 75,897,000            $ 87,430,000
                                          ===========             ===========            ============            ============

Inter-segment revenue:
   Localization                           $       ---             $       ---            $        ---            $        ---
   Testing                                        ---                     ---                     ---                  27,000
   Corporate and other                            ---                     ---                     ---                     ---
   Eliminations                                   ---                     ---                     ---                 (27,000)
                                          -----------             -----------            ------------            ------------
                                          $       ---             $       ---            $        ---            $        ---
                                          ===========             ===========            ============            ============

Net income (loss):
   Localization                           $ 1,071,000             $ 3,145,000            $  4,831,000            $  4,335,000
   Testing                                 (1,320,000)                575,000              (1,274,000)              1,081,000
   Corporate and other                     (7,313,000)             (6,531,000)            (24,365,000)            (20,545,000)
                                          -----------             -----------            ------------            ------------
                                          $(7,562,000)            $(2,811,000)           $(20,808,000)           $(15,129,000)
                                          ===========             ===========            ============            ============

9. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                             Nine Months Ended
                                                                               September 30,
                                                                   ---------------------------------
                                                                        2001                 2000
                                                                   ------------          -----------
Noncash investing and financing activities:
 Issuance of warrants for common stock in connection with
   debt.....................................................       $    853,000
                                                                   ============
 Lionbridge acquired all of the outstanding capital stock
 of Data Dimensions in exchange for common stock valued
 at $12,652,000 and the assumption of options and
 warrants valued at $1,179,000 in 2001.  In conjunction
 with the purchase, liabilities were assumed as follows:
   Fair value of assets acquired and goodwill...............       $ 22,344,000
   Fair value of options and warrants assumed...............         (1,179,000)
   Common stock issued......................................        (12,652,000)
                                                                   ------------
   Liabilities assumed......................................       $  8,513,000
                                                                   ============

 Lionbridge acquired all of the outstanding capital stock
  of Quality Group Labs for $483,000 in 2001.  In
  conjunction with the purchase, liabilities were assumed
  as follows:
   Fair value of assets acquired and goodwill..............        $    483,000
   Cash paid for assets acquired...........................            (250,000)
   Common stock issued  ...................................            (233,000)
                                                                   ------------
   Liabilities assumed.....................................        $        ---
                                                                   ============

 Lionbridge acquired certain assets of the language
  services operation of Nortel Networks Corporation for
  $2,476,000 in 2000.  In conjunction with the purchase,
  liabilities were assumed as follows:
   Fair value of assets acquired and goodwill..............                              $ 2,533,000
   Cash paid for assets acquired..........................                                (2,476,000)
                                                                                         -----------
   Liabilities assumed....................................                               $    57,000
                                                                                         ===========

Purchases of property and equipment under financing
 arrangements..............................................                              $ 1,159,000
                                                                                         ===========

10.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill generally be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements and results of operations has not yet been determined.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. The impact, if any, of SFAS No. 144 on the Company's financial statements and results of operations has not yet been determined.

11. CONTINGENCIES

     In July 2001, a purported securities class action lawsuit was filed in the United States. The suit names as defendants the Company, certain of its officers and directors, and certain underwriters involved in the Company's initial public offering ("IPO"). The complaint in this action is allegedly brought on behalf of purchasers of the Company's common stock during the period from August 20, 1999 to December 6, 2000, and asserts among other things, that the Company's IPO prospectus and registration statement violated federal securities laws because they allegedly contained material misrepresentations and/or omissions regarding the conduct of the Company's IPO underwriters in allocating shares in the Company's to the underwriters' customers. The action seeks recission or recissory and other damages, fees and costs associated with the litigation, and interest. The Company understands that various plaintiffs have filed substantially similar lawsuits against over a hundred other publicly traded companies in connection with the underwriting of their initial public offerings. The Company and its officers and directors believe that the allegations in the complaint are without merit and are contesting them vigorously. An agreement in principle has been reached with counsel for the plaintiffs which would provide for dismissal, without prejudice, of the claims in the lawsuit against the Company and the individual defendants. This agreement in principle is subject to execution of a mutually acceptable written agreement, execution by the Company and the individual defendants of an agreement affecting the duration of applicable limitations periods as to such claims, and to approval by the court. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to such court approval or the ultimate outcome of this pending litigation. The Company is currently unable to estimate any potential loss associated with this matter and has not provided for any potential liability as of September 30, 2001.

12. RELATED PARTY TRANSACTION

     In August 2001, Lionbridge sold an aggregate of 460,000 shares of its common stock to its Chairman and Chief Executive Officer for aggregate consideration of $253,000 in a private placement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-Q include forward-looking statements that involve risks and uncertainties, including the Company's expectation regarding its future liquidity needs as well as statements regarding the pending litigation against the Company. These statements are based on various assumptions by management regarding future circumstances over many of which Lionbridge has little or no control. A number of important factors, including those identified under the caption "Risk Factors" in Lionbridge's Amendment No. 1 to Registration Statement on Form S-4, filed May 10, 2001 (SEC File No. 333-58564) as well as factors discussed elsewhere in this Form 10-Q could cause Lionbridge's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) uncertainty in the technology market;
(ii) the delay of one of Lionbridge's clients' product releases or the loss of a major client; (iii) delays in the commencement or continuation of services by Lionbridge clients; (iv) Lionbridge's ability to attract and retain key personnel; (v) difficulties Lionbridge may encounter in the integration of operations of Data Dimensions, Inc.; (vi) Lionbridge's potential liability for defects or errors in the solutions it provides; (vii) Lionbridge's potential failure to keep pace with the rapidly changing requirements of its customers;
(viii) the entry of additional competitors into the marketplace; (ix) foreign currency fluctuations, particularly with respect to the Euro; (x) political, economic and business fluctuations in international markets; (xi) future acquisitions (including the potential diversion of management attention and financial resources and the ability of acquired businesses to achieve satisfactory operating results); and (xii) downturns in economic conditions generally. Lionbridge's business, liquidity, and overall financial condition have not been directly or materially affected by the September 11, 2001 terrorist attacks and resulting hostilities. Management continues to evaluate the impact of the attacks and the resulting amplification of the general economic downturn on its fourth quarter results of operations. In addition, actual results may differ from forward-looking results as a result of actions the Nasdaq may choose to initiate with respect to Lionbridge's failure to meet the Nasdaq National Market listing maintenance standards as of the end of the quarter, including, but not limited to, the delisting of Lionbridge common stock from the Nasdaq National Market. While Nasdaq has not notified Lionbridge of any proceeding related to its noncompliance with Nasdaq National Market listing maintenance standards, if Lionbridge's common stock were to be delisted, it could be listed on the Nasdaq SmallCap Market or the over-the-counter market, which may adversely impact the public trading market for the Lionbridge common stock and reduce or destabilize the stock price and may also adversely impact Lionbridge's business, liquidity and ability to raise capital. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Introduction
------------

Lionbridge provides globalization services to Global 2000 and emerging companies. Founded in 1996, Lionbridge has clients in industries such as technology, telecommunications, life sciences, and financial services. Lionbridge services include strategic consulting, linguistic and technical implementation, product testing, and multilingual content management. Lionbridge manages some of its services under the VeriTest brand for comprehensive testing and logo certification testing, the Harvard Translations brand for specialty translation and print/Web publishing services for the financial services and life science industries, and the ChinaConnect brand for Web integration services and telecommunications solutions applicable to the Chinese-speaking market.

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

Lionbridge has experienced operating losses, as well as net losses, for each year of its operations and, as of September 30, 2001, had an accumulated deficit of $100.1 million.

Acquisitions
------------

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through September 30, 2001 have resulted in the recognition of approximately $38.8 million of goodwill and other intangible assets on its balance sheet which are generally being amortized over five years.

In January 2001, Lionbridge acquired Quality Group Labs, Inc. ("Quality Group Labs"), a provider of testing services based in Massachusetts, for total initial consideration of $483,000, comprised of $250,000 in cash and 74,488 shares of Lionbridge common stock valued at $233,000. Lionbridge may be required to issue up to 89,386 additional shares of common stock, dependent upon future operating performance of the former Quality Group Labs through December 31, 2001. The issuance of additional shares of common stock will increase the purchase price allocated to goodwill. The acquisition was accounted for using the purchase method of accounting. In connection with this acquisition, Lionbridge recognized $433,000 of goodwill, which is being amortized over five years.

On June 21, 2001, Lionbridge acquired Data Dimensions, Inc. ("Data Dimensions"), a company based in Washington with operations in the United States, Ireland and the United Kingdom, by means of a merger. Upon the effective date of the merger, each outstanding share of Data Dimensions common stock was converted into the right to receive 0.190884 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 2,588,316 shares of Lionbridge common stock valued at $12.7 million. Upon the completion of the merger, all outstanding options and warrants to purchase common stock of Data Dimensions, with a fair value at that time of $1.2 million, were assumed by Lionbridge and converted into options and warrants to purchase 589,374 shares of common stock of Lionbridge under similar terms. The transaction was accounted for using the purchase method of accounting. In connection with this acquisition, Lionbridge recognized $6.9 million of goodwill, which is being amortized over five years. The Company is still in the process of finalizing the estimates for the fair values of assets acquired and liabilities assumed.

Merger, Restructuring and Other Charges
---------------------------------------

     The following table summarizes activity with respect to merger, restructuring and other charges:

                                                            Three Months Ended                     Nine Months Ended
                                                               September 30,                         September 30,
                                                       -----------------------------        ------------------------------
                                                          2001                2000             2001                 2000
                                                       ----------           --------        ----------          ----------
Merger costs.............................              $(120,000)           $142,000        $  (20,000)         $2,465,000
Restructuring charges, net...............                460,000             528,000         2,237,000             915,000
Impairment of long-lived assets..........                    ---              55,000           336,000             886,000
                                                       ---------            --------        ----------          ----------
                                                       $ 340,000            $725,000        $2,553,000          $4,266,000
                                                       =========            ========        ==========          ==========

     Merger costs for the three and nine months ended September 30, 2001 consist primarily of fees for professional services incurred in connection with Lionbridge's intended acquisition of Mendez S.A., offset by the receipt of a $1.0 million fee from the successful bidder for Mendez.

     Restructuring charges for the nine months ended September 30, 2001 relate to: (i) the costs of consolidating Lionbridge facilities in the United States as a result of the acquisition of Data Dimensions, consisting primarily of accruals for lease payments on vacant office space, and (ii) costs associated with work force reductions in the United States, Canada, Brazil, Japan, China, Korea, Germany, Ireland, The Netherlands, the United Kingdom and France, consisting of 136 technical staff, 22 sales staff and 41 administrative staff. For the three months ended September 30, 2001, the restructuring charge of $460,000 reflects a reduction in workforce of 59 staff and accruals for lease payments on vacant office space. All employees had been informed of their termination and related benefits in the period that the charge was recorded. The restructuring charge for the nine months ended September 30, 2001 is presented net of a $66,000 reversal of a charge recorded in the three months ended March 31, 2001 due to subsequent events which reduced the amount of benefits paid on behalf of a terminated employee.

     Impairment charges for long-lived assets for the three and nine months ended September 30, 2001 relate primarily to the write-off of acquired work force and software licenses as a result of the closure of the Company's office in Montreal, Canada during the second quarter of 2001.

     Merger costs for the three and nine months ended September 30, 2000 consist of fees for investment banking, legal and accounting services and other direct costs incurred in connection with Lionbridge's mergers with Harvard Translations, Inc., and INT'L.com, Inc.

     Restructuring charges for the three and nine months ended September 30, 2000 relate to: (i) the costs of closing facilities in the United States, France and The Netherlands as a result of the merger with INT'L.com, Inc., consisting primarily of accruals for lease payments on vacant office space, and
(ii) costs associated with work force reductions in Canada, the United States and France, consisting of six technical staff and three administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. The restructuring charge for the three months ended September 30, 2000 is presented net of a $162,000 reversal of a charge recorded in the three months ended June 30, 2000, due to subsequent events which have reduced the potential loss on vacant office space.

     Impairment charges for long-lived assets for the three and nine months ended September 30, 2000 relate to the write-off of property and equipment, primarily consisting of previously capitalized licenses for software, that was abandoned as a result of Lionbridge's merger with INT'L.com, Inc.

     At September 30, 2001, accruals totaling $0 related to merger costs and $664,000 related to restructuring charges, in addition to accruals of $286,000 related to merger costs and $2,926,000 related to restructuring charges which were assumed upon acquisition of Data Dimensions, remained on the consolidated balance sheet in accrued expenses. Lionbridge currently anticipates that all merger and restructuring-related accrual balances will be utilized by December 31, 2001, except for certain long-term contractual obligations relating to leases for facilities ($2,572,000 at September 30, 2001).

     During the quarters ended September 30, 2001 and 2000, the Company utilized $544,000 and $456,000, respectively, of accruals related to merger costs and $1.3 million and $89,000, respectively, related to restructuring charges.
During the nine months ended September 30, 2001 and 2000, the Company utilized $746,000 and $2.5 million, respectively, of accruals related to merger costs and $2.6 million and $378,000, respectively, related to restructuring charges.


Non-cash Charges
----------------

Deferred Compensation. Lionbridge recorded deferred compensation of approximately $3.8 million in the first six months of 1999, representing the difference between the exercise price of stock options granted and the fair market value for accounting purposes of the underlying common stock at the date of the grant. The deferred compensation is being amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $1.9 million had been amortized and $1.0 million had been reversed due to cancellation of the underlying options as of September 30, 2001. The amortization of deferred compensation is recorded as an operating expense and totaled $128,000 and $202,000 for the three months ended September 30, 2001 and 2000, respectively. For the nine-month periods ended September 30, 2001 and 2000, stock-based compensation totaled $441,000 and $630,000, respectively. Lionbridge currently expects to amortize the following remaining amounts of deferred compensation as of September 30, 2001 in the fiscal periods ending:

Quarter ending December 31, 2001...................       $123,000
Year ending December 31, 2002......................       $492,000
Year ending December 31, 2003......................       $201,000

Original Issue Discount on Debt. Interest expense for both the three- and nine-month periods ended September 30, 2001 includes $553,000 for the accretion of the original issue discount of $5.0 million of subordinated debt issued in June 2001 by Lionbridge. This discount reflects the $738,000 value attributed to a warrant to purchase up to 900,000 shares of common stock at a price of $0.80 per share, granted in connection with the debt financing.

Interest expense for the three- and nine-month periods ended September 30, 2000 includes $0 and $212,000, respectively, for the accretion of the original issue discount on $2.0 million of convertible promissory notes issued in August 1999 by INT'L.com. This discount represents the $254,000 value attributable to detachable warrants to purchase 56,753 shares of common stock, at an exercise price of $1.45 per share, granted in connection with this debt financing. These warrants were exercised in May 2000 in a cashless exercise, resulting in the net issuance of 49,547 shares of Lionbridge common stock.

Results of Operations
---------------------

The following table sets forth for the periods indicated certain operating data associated with the Company's results of operations.

                                                       Percentage of Total Revenues
                                                 -----------------------------------------
                                                  Three Months Ended    Nine Months Ended
                                                    September 30,         September 30,
                                               ------------------------------------------
                                                      2001      2000       2001      2000
                                                    ------     -----     ------    ------

Revenue........................................      100.0%    100.0%     100.0%    100.0%
Cost of revenue................................       64.0      59.7       63.3      63.3
                                                    ------     -----     ------    ------
     Gross profit..............................       36.0      40.3       36.7      36.7
                                                    ------     -----     ------    ------

Operating expenses:
  Sales and marketing..........................       10.9       9.1       11.6       9.7
  General and administrative...................       37.8      26.4       35.1      27.5
  Research and development.....................        2.2       2.0        2.4       2.1
  Amortization of acquisition-related
   intangible assets...........................        5.9       5.4        6.3       5.6
  Merger, restructuring  and other charges.....        1.3       2.4        3.4       4.9
  Stock-based compensation.....................        0.5       0.6        0.6       0.7
                                                    ------     -----     ------    ------
     Total operating expenses..................       58.6      45.9       59.4      50.5
                                                    ------     -----     ------    ------

Loss from operations...........................      (22.6)     (5.6)     (22.7)    (13.8)
Interest expense, net..........................        4.3       2.3        2.9       2.4
Other expense, net.............................        1.5       0.7        1.3       0.6
                                                    ------     -----     ------    ------

Loss before income taxes.......................      (28.4)     (8.6)     (26.9)    (16.8)
Provision for income taxes.....................        0.8       0.7        0.5       0.5
                                                    ------     -----     ------    ------

Net loss.......................................     (29.2)%    (9.3)%    (27.4)%   (17.3)%
                                                    =====     ======     =====     ======


Revenue. Revenue for the quarter ended September 30, 2001 was $25.9 million compared to revenue of $30.3 million for the quarter ended September 30, 2000, a decrease of $4.4 million or 14.6%. The decrease is attributable to lower volume of projects received from customers as well as a 9.5% decrease in the number of customers, reflecting the effect of the continuing economic slowdown in the technology sector during the quarter. Specifically, revenue from customers in the telecommunications industry decreased by 59.4% from the third quarter of 2000 to the third quarter of 2001. Total revenue decreased by $11.5 million or 13.2% to $75.9 million for the nine months ended September 30, 2001 as compared to $87.4 million for the same period of the prior year. Revenue from customers in the telecommunications industry decreased 45.0% from the nine months ended September 30, 2000 to the nine months ended September 30, 2001. In the first quarter of 2000, Lionbridge acquired the language services operation of Nortel Networks Corporation ("Nortel"). In the quarter of the acquisition, Lionbridge recorded incremental revenue of approximately $2.0 million upon the completion of the work in process acquired. Excluding the effect of this one-time event, revenue decreased by $9.5 million or 8.9% from the first nine months of 2000 to the first nine months of 2001 due to the general economic slowdown experienced in the United States during this period.

Cost of Revenue. Cost of revenue consists primarily of outsourcing expense incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. As a percentage of revenue, cost of revenue increased to 64.0% for the quarter ended September 30, 2001 as compared to 59.7% for the corresponding period of the prior year due primarily to the acquisition of Data Dimensions in June 2001.
For the nine months ended September 30, 2001, cost of revenue remained constant at 63.3% as a percentage of revenue from the corresponding nine months of the prior year. Of the total $7.3 million decrease from 2000 to 2001, $1.5 million is attributable to the cost recorded in the first quarter of 2000 upon the completion of the work in process acquired as part of the acquisition of the services operation of Nortel in that quarter. The remaining amount of the decrease is largely attributable to reduced headcount and related lowered reliance on external consultants and translators.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, and promotional expenses. Sales and marketing costs of $2.8 million for the quarter ended September 30, 2001 were essentially flat with the corresponding quarter of the previous year. For the nine months ended September 30, 2001, sales and marketing expenses increased 3.6% to $8.8 million from $8.5 million for the nine months ended September 30, 2000. This increase is primarily attributable to the expansion of Lionbridge's VeriTest sales force and the acquisition of Data Dimensions in June 2001. As a percentage of revenue, sales and marketing expenses increased to 10.9% in the third quarter of 2001 from 9.1% in the corresponding period in 2000 and increased to 11.6% during the first nine months of 2001 from 9.7% during the nine months ended September 30, 2000, as a result of increased head count as well as the declining revenue levels from period to period.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits; facilities costs, including depreciation and amortization; information systems costs; professional fees; travel; and all other site and corporate costs. General and administrative expenses of $9.8 million for the three months ended September 30, 2001 were 22.6% higher than the expenses incurred during the three months ended September 30, 2000. The acquisition of Data Dimensions in June 2001 accounted for approximately $2.4 million of the increase, which was partially offset by the positive effects during the quarter of prior restructuring activities. General and administrative expenses for the nine months ended September 30, 2001 increased 10.8% to $26.7 million from $24.0 million during the corresponding period of 2000, for the same reasons as noted for the quarter. As a percentage of revenue, general and administrative expenses increased from 27.5% to 35.1% for the nine-month periods ended September 30, 2000 and 2001, respectively, due primarily to the items noted above as well as the impact of the decrease in revenue from period to period.

Research and Development. Research and development expenses relate to the Lionbridge Globalization Platform, Lionbridge's proprietary internal workflow and language management system, and include salaries and associated employee benefits and third-party contractor expenses. Research and development expenses of $580,000 for the quarter ended September 30, 2001 decreased 4.1% from the corresponding quarter of the previous year primarily due to decreased usage of external consultants, partially offset by increased headcount- and equipment-related expenses. For the nine months ended September 30, 2001, research and development expenses decreased 2.7% to $1.8 million from $1.9 million for the nine months ended September 30, 2000. Lower usage of third-party consultants accounted for a decrease of approximately $396,000, which was partially offset by an increase in headcount- and equipment-related expenses.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of amortization of goodwill and other intangible assets resulting from acquired businesses. Amortization expense of $1.5 million for the three months ended September 30, 2001 decreased 7.3% or $119,000 over the corresponding quarter of the prior year. The decrease was primarily due to amortization associated with the purchases of Quality Group Labs in January 2001 and Data Dimensions in June 2001, offset by certain other intangible assets now fully amortized and the reduction in goodwill resulting from the utilization of net operating loss carryforwards. For the nine months ended September 30, 2001, amortization expense was $4.8 million or approximately the same as for the nine months ended September 30, 2000.

Interest Expense. Interest expense represents interest payable on debt and the accretion of original issue discount on debt issued with warrants. Interest expense increased to $1.1 million for the three months ended September 30, 2001 as compared to $704,000 for the three months ended September 30, 2000. Interest expense was $2.2 million for the nine months ended September 30, 2001 versus $2.1 million for the corresponding period of 2000. These increases were principally due to an increase in the accretion of the original issue discount on debt issued in June 2001, partially offset by the cessation of the accretion of the original issue discount on notes issued in 1999. Interest expense for both the three- and nine-month periods ended September 30, 2001 includes $553,000 for the accretion of the original issue discount on $5.0 million of subordinated debt issued in June 2001 by Lionbridge. Interest expense for the three- and nine-month periods ended September 30, 2000 includes $0 and $212,000, respectively, for the accretion of the original issue discount on $2.0 million of convertible promissory notes issued in August 1999 by INT'L.com.

Provision for Income Taxes. The provision for income taxes for the three and nine months ended September 30, 2001 represents taxes generated in foreign jurisdictions. Of the provision booked for the three- and nine-month periods ended September 30, 2001, $50,000 and $115,000, respectively, represent noncash expenses resulting from utilizations of net operating loss carryforwards. Lionbridge recorded no tax benefit for losses generated in other jurisdictions during these periods due to the uncertainty of realizing any benefit.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2001, Lionbridge had a commercial credit facility that allowed it to borrow up to $13.0 million, expiring in June 2002. The facility requires Lionbridge to maintain certain financial covenants and restricts the payment of dividends. The facility bears interest at prime plus 2.0% (8.0% at September 30, 2001) and is collateralized by certain assets of Lionbridge. As of September 30, 2001, $7.2 million was outstanding under the facility.

Cash and cash equivalents decreased to $10.1 million at September 30, 2001 from $16.7 million at December 31, 2000. Net cash used in operating activities was $7.4 million and $5.0 million for the nine-month periods ended September 30, 2001 and 2000, respectively. Cash used in these periods was primarily to fund the net losses of $20.8 million and $15.1 million incurred during the periods, respectively, offset in part by depreciation, amortization and other non-cash expenses, and changes in operating assets and liabilities. Net cash used in investing activities decreased to $552,000 for the nine months ended September 30, 2001 from $5.2 million for the corresponding period of 2000. Investing activities for these periods were primarily purchases of equipment and the acquisitions of Quality Group Labs and Data Dimensions in 2001 and certain assets of the language services operation of Nortel in 2000. Net cash provided by financing activities was $1.2 million and $17.7 million in the first nine months of 2001 and 2000, respectively. The primary financing activity during the nine months ended September 30, 2001 was the issuance of $5.0 million of subordinated debt due on October 31, 2001, offset by net payments of $4.1 million on existing short-term debt. The note was not repaid on October 31, 2001, and accordingly, now matures on September 30, 2006 in the amount of $8.0 million. As a result, the note has been classified as a long-term liability at September 30, 2001. The primary financing activity in the nine-month period ended September 30, 2000 was the issuance of 1,500,000 shares of common stock at $8.50 per share in a private placement in June 2000 for total consideration of approximately $12.8 million, with additional resources being provided by borrowings against Lionbridge's bank lines of credit.

Lionbridge's future financing requirements will depend upon a number of factors, including its operating performance and operating expense levels associated with its business. Lionbridge anticipates that its present cash position and banking relationships should provide adequate cash to fund its currently anticipated cash needs through at least the next 12 months. However, Lionbridge cannot be assured that additional financing, if needed, will be available to Lionbridge at terms acceptable to it, if at all.

Recent Accounting Pronouncements
--------------------------------

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill generally be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements and results of operations has not yet been determined.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. The impact, if any, of SFAS No. 144 on the Company's financial statements and results of operations has not yet been determined.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, Lionbridge's ability to finance future acquisition transactions may be impacted if it is unable to obtain appropriate financing at acceptable rates. Lionbridge's investment portfolio consists solely of investments in high-grade, commercial bank money market accounts and certificates of deposit. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge's investments due to their immediate available liquidity or their short maturity.

Foreign Currency Exchange Rate Risk. The majority of Lionbridge's contracts with clients are denominated in U.S. dollars. However, 37% and 39% of its costs and expenses for the nine months ended September 30, 2001 and 2000, respectively, were denominated in foreign currencies. Thirty-one percent and 41% of its assets were recorded in foreign currencies as of September 30, 2001 and December 31, 2000, respectively. Nineteen percent and 22% of its liabilities were recorded in foreign currencies as of September 30, 2001 and December 31, 2000, respectively. Therefore, Lionbridge is exposed to foreign currency exchange risks. Lionbridge has not historically tried to reduce its exposure to exchange rate fluctuations by using hedging transactions. However, it may choose to do so in the future. There are no assurances that Lionbridge may be able to do this successfully. Accordingly, Lionbridge may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

                         LIONBRIDGE TECHNOLOGIES, INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about July 24, 2001, a purported securities class action lawsuit captioned "Samet v. Lionbridge Technologies, Inc. et al." (01-CV-6770) was filed in the United States District Court for the Southern District of New York. The suit names as defendants the Company, certain of its officers and directors, and certain underwriters involved in the Company's initial public offering ("IPO"). The complaint in this action is allegedly brought on behalf of purchasers of the Company's common stock during the period from August 20, 1999 to December 6, 2000, and asserts among other things, that the Company's IPO prospectus and registration statement violated federal securities laws because they allegedly contained material misrepresentations and/or omissions regarding the conduct of the Company's IPO underwriters in allocating shares in the Company's to the underwriters' customers. The action seeks recission or recissory and other damages, fees and costs associated with the litigation, and interest. The Company understands that various plaintiffs have filed substantially similar lawsuits against over a hundred other publicly traded companies in connection with the underwriting of their initial public offerings. The Company and its officers and directors believe that the allegations in the complaint are without merit and are contesting them vigorously. An agreement in principle has been reached with counsel for the plaintiffs which would provide for dismissal, without prejudice, of the claims in the lawsuit against the Company and the individual defendants. This agreement in principle is subject to execution of a mutually acceptable written agreement, execution by the Company and the individual defendants of an agreement affecting the duration of applicable limitations periods as to such claims, and to approval by the court. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to such court approval or the ultimate outcome of this pending litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In August 2001, Lionbridge sold an aggregate of 460,000 shares of its common stock to its Chairman and Chief Executive Officer for aggregate consideration of $253,000. The shares were sold pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters or placement agents involved in such private placement transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
     --------

     10.1 Amended and Restated Promissory Note between INT'L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc., Data Dimensions, Inc., and Silicon Valley Bank dated as of September 24, 2001.

     10.2 Loan Document Modification Agreement between INT'L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc., Data Dimensions, Inc., and Silicon Valley Bank dated as of September 24, 2001.

(b)  Reports on Form 8-K.
     -------------------

A Current Report on Form 8-K was filed by the registrant on July 5, 2001,and amended August 8, 2001, to include unaudited pro forma combined condensed financial statements as of and for the three months ended March 31, 2001 and for the year ended December 31, 2000, with respect to the acquisition of Data Dimensions, Inc. on June 21, 2001.

                         LIONBRIDGE TECHNOLOGIES, INC.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     LIONBRIDGE TECHNOLOGIES, INC.


Dated:  November 14, 2001     By: /s/  Stephen J. Lifshatz
                                  ------------------------
                                  Stephen J. Lifshatz
                                  Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal
                                        Financial Officer)


                                 EXHIBIT INDEX


     EXHIBIT NO.  DESCRIPTION
     -----------  -----------

     10.1 Amended and Restated Promissory Note between INT'L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc., Data Dimensions, Inc., and Silicon Valley Bank dated as of September 24, 2001.

     10.2 Loan Document Modification Agreement between INT'L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc., Data Dimensions, Inc., and Silicon Valley Bank dated as of September 24, 2001.