Form 10-K405
period 2001-12-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2002-04-01
CIK 1058299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-26933

LIONBRIDGE TECHNOLOGIES, INC.
(Exact Name of registrant as specified in its charter)

DELAWARE	04-3398462
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
950 Winter Street, Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 434-6000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 14, 2002, was approximately $41 million (based on the closing price of the registrant’s Common Stock on March 14, 2002, of $2.38 per share).

The number of shares outstanding of the registrant’s $.01 par value Common Stock as of March 14, 2002 was 31,590,679.

DOCUMENTS INCORPORATED BY REFERENCE

Lionbridge intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2001. Portions of such proxy statement are incorporated by reference into Part III of this Report.

LIONBRIDGE TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2001

PART I

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. Lionbridge makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 7 under “Factors That May Affect Future Results.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

Item  1.     Business

General

Lionbridge is a leading provider of solutions for worldwide deployment of technology and content, serving global businesses in the technology, financial services, manufacturing and life sciences industries. Lionbridge’s suite of services includes: globalization and localization solutions, testing services and application development. Lionbridge serves as an outsourced partner throughout a client’s product development and support lifecycle and offers the following key benefits to its clients:

Integrated Full-Service Offering.    Lionbridge offers a full suite of services including product localization and content globalization, comprehensive and product certification testing, and application development and maintenance. Lionbridge’s enterprise-wide globalization services address the full range of needs of its clients’ customers, suppliers, and employees. Lionbridge’s comprehensive solutions enable its clients to reduce time to market and achieve superior product quality, while its product certification testing confirms that independent software vendors’ applications properly interact with those of the hardware and equipment vendor. Lionbridge’s application development and maintenance services provide new software development, maintenance, and user support. Thus, Lionbridge’s end-to-end service offering allows its clients to work with a single outsource provider, which results in time and cost savings benefits to its clients.

Established Global Presence.    Lionbridge operates over 20 localization and testing centers in eleven countries throughout the world. Lionbridge believes this strong geographic coverage provides a network to meet all the globalization needs of its clients. In addition to over 750 consulting and service professionals, Lionbridge maintains a global network of approximately 2,500 third-party translators. This global network of employees and third-party translators provides Lionbridge with local-country linguistic and cultural expertise in many languages and cultures and enables it to handle larger, more complex engagements.

Proven Methodologies.    The cornerstone of Lionbridge’s approach to globalization is its Rapid Globalization Methodology (“RGM”) which provides a systematic approach to globalization projects, ensuring consistency across all global production sites. RGM not only increases productivity, but also provides a baseline for continuous process improvement and the transfer of knowledge and expertise within the Lionbridge organization.

Flexible and Enterprise-scale Globalization Technologies.    Lionbridge’s globalization solutions are built on the Lionbridge Globalization Platform™ (“LGP”). The LGP is an array of configurable technologies that augments the methodology and expertise employed by Lionbridge’s content globalization teams. The LGP enables Lionbridge to reduce globalization costs, speed time to market and enhance the quality of multilingual content.

Industry Expertise.    Lionbridge has developed significant globalization expertise in targeted industries by offering services that accommodate the various needs of organizations in these industries. Lionbridge currently organizes its delivery of services into four primary industry groups: technology, life sciences, financial services and  manufacturing. Lionbridge leverages its expertise in these industries across the entire company to provide clients the full value of its expertise.

Lionbridge, through its predecessor and current wholly owned subsidiary, Lionbridge America, Inc., was incorporated in Delaware in September 1996. Its principal executive offices are located at 950 Winter Street, Waltham, Massachusetts 02451, its telephone number is (781) 434-6000, and its Web site is www.lionbridge.com.

Lionbridge Services

Lionbridge provides a full suite of services for worldwide deployment of technology and content, serving global businesses in the technology, financial services, manufacturing, and life sciences industries. Lionbridge’s services offering includes the following:

Globalization and Localization Solutions.    Lionbridge provides the following globalization and localization solutions:

•
Product Localization.    Lionbridge creates foreign language versions of its clients’ products, content, and software applications, including the user interface, on-line help systems, documentation, technical support databases, training materials, and sales and marketing information. Lionbridge provides its clients with re-engineered, fully tested, and culturally adapted multilingual versions of their products and applications. Lionbridge uses a combination of internal and external translators, as well as translation software, for its localization services. Lionbridge has approximately 125 translators and editors who are employees and established relationships with a global network of approximately 2,500 third-party, local-country translators, including independent agencies and freelance professionals. Lionbridge’s Rapid Globalization Methodology standardizes processes, defines key activities, and specifies goals for each localization project enabling it to deliver high quality, localized versions of products and related materials across multiple languages and cultures in a timely fashion.

•
Content Globalization.    Lionbridge provides multilingual content globalization services which consist of the continuous updating and other ongoing management of its clients’ localized software products and multilingual Web content. By utilizing its proprietary technology and integrating its processes and infrastructure with its clients’ content management processes and technology, Lionbridge is able to manage the localization process in a semi-automated manner for large volumes of content. Examples of client content requiring these types of globalization services include: a continuously updating on-line support site maintained in multiple languages; a learning program which is constantly updated to reflect the latest products and terminology; and a marketing product database which is constantly evolving.

The cornerstone of Lionbridge’s delivery of its globalization and localization solutions is its Rapid Globalization Methodology. RGM is a proven, repeatable process designed to ensure consistency around the world. A roadmap for effective globalization, RGM offers a systematic approach to adapting products and content to a target locale’s technical, linguistic and cultural expectations.

Lionbridge globalization and localization services are built on the Localization Globalization Platform, an array of technologies that augments the methodology and expertise employed by Lionbridge’s content globalization teams. LGP consists of four configurable elements: LionView™, a collaboration portal for all project participants; Lion Access™, a repository connector which selects, extracts and routes content for localization; LionPath™, a workflow automation tool; and LionLinguist™, language management tools which leverage previously translated segments across multiple file formats. LGP seamlessly integrates with Lionbridge’s clients’ production environments.

Testing Services.    Testing services provided by Lionbridge under its VeriTest brand include the following:

•
Comprehensive Testing.    Lionbridge provides a variety of testing services to its clients, ensuring the quality of its clients’ software applications, hardware products and Web sites. These services include:

•
functionality and compatibility testing—to determine the extent to which the product functions as intended as well as whether it works as expected on the range of components and systems available to its end users,

•
globalization testing—to determine whether the product is ready for global release by ensuring that locale-dependent functions work as intended within the local hardware and software environment of the end user,

•	Web application testing—to identify any performance and user interface defects in a clients’ Web application, and

•	accessibility testing—to determine whether the product is accessible to users who have disabilities.

•
Product Certification.    Lionbridge provides product certification programs for many leading software, hardware and telecommunications companies, including Microsoft, AT&T, BMC Software, IBM, Novell, and Alcatel. These sponsoring companies retain Lionbridge to develop and administer test criteria that independent software vendors must satisfy before they may display the sponsor’s logo (such as Microsoft’s Certified for Windows® 2000) on their products. These certification tests confirm that independent software vendors’ applications properly interact with those of the platform vendor. The logo is an indication to consumers of software quality and compatibility. Other Lionbridge logo programs include BMC Software Certified, AT&T Wireless Logo Certification Program, Novell “YES, Tested and Approved” Certification Program, IBM Server Proven™ Program, and Alcatel OmniPCX Office Certification.

Application Development.    Lionbridge provides application outsourcing services for enterprise customers including new software development, maintenance, and user support. Through its ChinaConnect™ brand, Lionbridge provides Web integration and software application development for wireless devices targeted to Chinese-speaking markets.

See Note 12 of Notes to Consolidated Financial Statements included as part of Item 14 of this Form 10-K for financial information relating to Lionbridge’s operating segments and geographic areas of operation.

Sales and Marketing

Substantially all of Lionbridge’s revenue has been generated through its dedicated direct sales force. Lionbridge currently has more than 50 direct sales professionals based in the United States, Europe and Asia who sell the full range of Lionbridge services. The Lionbridge sales approach is highly consultative and often involves planning for an organization’s ongoing requirements, including future versions of products, and ongoing support, maintenance, and training, related to both traditional and Web deployment. There are often several different functional areas within the same organization that require one or more of Lionbridge’s services. Many of its clients do not coordinate these purchases but buy these services at the department head level. As a result, Lionbridge’s sales professionals may call on several functional departments and at various management levels within the same client organization.

Lionbridge’s marketing efforts are designed to create brand recognition and demand for Lionbridge services throughout the world. Marketing programs include targeted industry and solution-specific advertising campaigns, trade show participation, speaking engagements, and promotion of customer success stories. Lionbridge plans to continue to expand its sales and marketing activities.

Clients

Lionbridge clients are generally Global 2000 and emerging companies in the technology, life sciences, financial services and manufacturing industries. During the year ended December 31, 2001, Lionbridge provided services to more than 625 clients worldwide. The following companies are representative Lionbridge clients, each of whom purchased more than $1,000,000 in services from Lionbridge in the year ended December 31, 2001:

Adobe Systems	Lexmark	Parametric Technology
Cisco Systems	Microsoft	Rational Software
Compaq	Nortel Networks	SAP
Hewlett-Packard	Novell	Schneider Automation
Hyperion	Oracle	Sun Microsystems
IBM	Page Factory	Unicare Life & Health Insurance

In 2001, Lionbridge’s largest client, Hewlett-Packard, accounted for approximately 13% of total revenue. No other clients individually accounted for more than 10% of revenue in 2001, 2000 or 1999. In 2001, 2000 and 1999, Lionbridge’s five largest clients accounted for approximately 32%, 33%, and 29%, respectively, of revenue.

Competition

Lionbridge provides a broad range of solutions for worldwide deployment of technology and content to its clients. The market for its services is highly fragmented, and Lionbridge has many competitors. Lionbridge’s current competitors include the following:

•
Localization or translation services providers such as Berlitz International, Bowne Global Solutions (a unit of Bowne & Co.), SDL plc and regional vendors of translation services specializing in specific languages in particular geographic areas. Additionally, companies which provide tool subsets or specific services have entered the market, including Convey Software (formerly eTranslate), GlobalSight, Idiom Technologies, Uniscape, and others;

•	Independent testing labs providing testing and logo certification services such as National Software Testing Laboratories (a subsidiary of CMP Media) and Keylabs, and

•	Internal localization departments of Global 2000 and large emerging companies.

Lionbridge may also face competition from a number of other companies in the future, including some companies that currently seek localization services from it. As businesses shift from telephonic support centers to Web-based support, technical support call centers and others that currently provide traditional outsourcing services may decide to provide comparable globalization services over the Internet. Other potential entrants into Lionbridge’s market include Web consulting companies who are being asked by their customers to assist them with international Web deployments. Currently, these companies are often requesting localization assistance from Lionbridge. Over time, however, they may determine to expand into localization to directly serve their customers’ requirements. Additionally, as hosting companies expand internationally and require localization of the content they host, these companies may expand to provide localization services themselves. As content management providers are brought international by their customers, they will be required to assist their customers with maintaining a multilingual database. While today they are often working with Lionbridge to assist in meeting their customers’ needs, it is possible that over time they will expand into offering competitive services.

There are relatively few barriers preventing companies from competing with Lionbridge. Lionbridge’s technology does not preclude or inhibit others from entering its market. As a result, new market entrants potentially pose a threat to Lionbridge’s business. While Lionbridge presently uses translation memory software licensed from third parties in its localization process, and to a lesser extent machine translation software also licensed from third parties, these technologies may improve and become sophisticated enough to compete with Lionbridge’s localization service offering.

Lionbridge believes the principal competitive factors in providing its services include project management expertise, quality and speed of service delivery, vertical industry expertise, the ability to provide clients end-to-end globalization solutions, expertise and presence in certain geographic areas, corporate reputation, and expertise in Internet-related services. Lionbridge believes it has competed favorably with respect to these factors and has a strong reputation in its industry. However, Lionbridge cannot assure you that it will be able to do so in the future.

Intellectual Property Rights

Lionbridge’s success is dependent, in part, upon its proprietary Rapid Globalization Methodology, its Lionbridge Globalization Platform technologies, and other intellectual property rights. Lionbridge has patents or patent applications pending relating to its language automation translation memory engine. Lionbridge relies on a combination of trade secret, license, nondisclosure and other contractual agreements, and copyright and trademark laws to protect its intellectual property rights. Existing trade secret and copyright laws afford Lionbridge only limited protection. Lionbridge enters into confidentiality agreements with its employees, requires that its outside consultants and generally its clients enter into these agreements, and limit access to and distribution of Lionbridge’s proprietary information. Lionbridge cannot assure you that these arrangements will be adequate to deter misappropriation of its proprietary information or that it will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Human Resources

As of December 31, 2001, Lionbridge had 1,036 employees. Of these, 760 were consulting and service delivery professionals and 276 were management and administrative personnel performing marketing, sales, operations, process and technology, research and development, finance, accounting, and administrative functions.

Lionbridge has been successful in hiring individuals with leading-edge technical skills and project management experience. In addition, Lionbridge is committed to employee training and retention. Lionbridge has a dedicated knowledge management team that initiates and oversees the training and development of its service delivery professionals. Key organizational development initiatives include ongoing technical and project management classes as well as career path management and guidance.

Most employees are eligible to participate in Lionbridge’s stock option program. Additionally, a large number of Lionbridge’s employees are eligible to participate in its employee stock purchase program.

Lionbridge’s employees in France are represented by a labor union, and there are works councils in The Netherlands and Germany. Lionbridge has never experienced a work stoppage and believes that its employee relations are good.

Item 2.     Properties

Lionbridge maintains offices in the United States, Brazil, England, Ireland, France, Germany, The Netherlands, China, Japan, Taiwan and South Korea. Lionbridge maintains sales offices throughout the United States as well as in Dublin, Ireland; Paris, France; Rendsburg and Hamburg, Germany; Reading, England; Beijing, China; and Tokyo, Japan.

Lionbridge’s headquarters and principal administrative, finance, legal, and marketing operations are located in leased office space in Waltham, Massachusetts. Lionbridge’s lease is for a term of 3 years and expires on August 1, 2002. Lionbridge maintains a facility in metropolitan Dublin, Ireland and leases three floors under three separate leases expiring between September 14, 2025 and March 1, 2026. Lionbridge also maintains an operations center in Framingham, Massachusetts under a lease with a 5-year term that expires in February 2007. Lionbridge expects that it may need additional space as its business expands and believes that it will be able to obtain additional space as needed on commercially reasonable terms.

Item 3.     Legal Proceedings

In March 2002, the United States District Court for the Southern District of New York entered an order dismissing without prejudice the claims against Lionbridge and its officers and directors in a certain securities class action lawsuit filed in July 2001. The complaint in this action asserted, among other things, that Lionbridge’s initial public offering prospectus and registration statement contained material misrepresentations and/or omissions regarding the conduct of Lionbridge’s initial public offering underwriters in allocating shares in Lionbridge’s initial public offering to the underwriters’ customers. In connection with this dismissal, Lionbridge and the individual defendants have agreed to extend the duration of applicable limitations periods as to such claims until December 31, 2002.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Lionbridge’s security holders during the fiscal year ended December 31, 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Lionbridge commenced its initial public offering of common stock on August 20, 1999 at a price to the public of $10.00 per share. As of March 14, 2002, there were approximately 350 holders of record of Lionbridge’s common stock. Lionbridge’s common stock is listed and traded on the Nasdaq National Market under the symbol “LIOX.”

The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock for the past eight quarters, all as reported by the Nasdaq National Market. The quotations represent interdealer quotations, without adjustments for retail mark ups, mark downs, or commissions, and may not necessarily represent actual transactions.

	High	Low
2000
First Quarter	$28.0000	$14.3750
Second Quarter	$15.8125	$7.2500
Third Quarter	$11.3750	$6.7500
Fourth Quarter	$10.5625	$2.2500
2001
First Quarter	$6.5000	$2.7500
Second Quarter	$3.0000	$1.3900
Third Quarter	$1.8900	$0.4500
Fourth Quarter	$2.3400	$0.8200

Lionbridge has not paid any cash dividends on its common stock and currently intends to retain any future earnings for use in its business. In addition, the terms of Lionbridge’s credit facility with Silicon Valley Bank prohibit the payment of cash dividends to Lionbridge by its European subsidiaries and the terms of the subordinated notes held by Capital Resource Lenders and two Morgan Stanley limited partnerships prohibit Lionbridge from paying any dividends to its stockholders. Accordingly, Lionbridge does not anticipate that any cash dividends will be declared or paid on the common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2001, Lionbridge issued the following securities that were not registered under the Securities Act of 1933, as amended:

In August 2001, Lionbridge sold an aggregate of 460,000 shares of its common stock to its Chairman and Chief Executive Officer for aggregate consideration of $253,000, the fair market value of the stock at the time.

The shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters or placement agents involved in such private placement transaction.

Item 6.     Selected Consolidated Financial Data

The following selected consolidated financial data reflects the combined results of operations and financial position of Lionbridge, INT’L.com, Inc. (“INT’L.com”), which was acquired by Lionbridge on May 22, 2000, and Harvard Translations, Inc. (“Harvard Translations”), which was acquired by Lionbridge on May 18, 2000, restated for all periods presented pursuant to the pooling-of-interests method of accounting. These mergers are more fully described in Note 4 to Lionbridge’s audited consolidated financial statements included as part of  Item 14 of this Form 10-K.

The selected consolidated financial data as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 have been derived from the audited consolidated financial statements of Lionbridge which appear as part of Item 14 of this Form 10-K. The selected consolidated financial data as of and for each of the years ended December 31, 1998 and 1997 have been derived from the audited consolidated financial statements included in Lionbridge’s report on Form 8-K/A filed with the Securities and Exchange Commission on July 31, 2000.

The historical results presented are not necessarily indicative of future results. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Form 10-K.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$101,204	$115,149	$88,764	$59,754	$39,443
Cost of revenue	63,123	72,746	62,644	39,885	27,211

Gross profit	38,081	42,403	26,120	19,869	12,232

Operating expenses:
Sales and marketing	11,342	11,384	10,141	5,053	2,334
General and administrative	34,382	33,143	29,222	16,393	12,211
Research and development	2,297	2,518	2,216	265	202
Amortization of acquisition-related intangible assets	6,651	6,503	6,113	2,445	4,400
Merger, restructuring and other charges	2,853	4,266	1,197	501	541
Acquired in-process research and development	—	—	300	—	—
Stock-based compensation	565	799	730	—	—

Total operating expenses	58,090	58,613	49,919	24,657	19,688

Loss from operations	(20,009)	(16,210)	(23,799)	(4,788)	(7,456)
Interest expense:
Interest on outstanding debt	2,326	2,523	2,349	816	156
Accretion of discount on debt	839	212	6,009	—	—
Other (income) expense, net	838	714	351	(69)	475

Loss before income taxes	(24,012)	(19,659)	(32,508)	(5,535)	(8,087)
Provision for (benefit from) income taxes	439	616	699	(306)	(39)

Net loss	(24,451)	(20,275)	(33,207)	(5,229)	(8,048)
Accrued dividends on preferred stock	—	3,574	2,397	1,248	1,062

Net loss attributable to common stockholders	$(24,451)	$(23,849)	$(35,604)	$(6,477)	$(9,110)

Basic and diluted net loss per share attributable to common stockholders(1)	$(0.83)	$(0.96)	$(3.08)	$(1.64)	$(3.29)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	29,528	24,871	11,560	3,938	2,770

(1)	See Note 2 to Lionbridge’s consolidated financial statements for an explanation of the basis used to calculate net loss per share attributable to common stockholders.

	December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$11,711	$16,741	$12,350	$1,199	$1,476
Working capital (deficit)	1,709	4,235	(1,660)	(4,403)	(350)
Total assets	54,747	62,046	60,695	34,591	23,295
Long-term debt, less current portion	17,318	13,265	15,472	3,703	209
Capital lease obligations, less current portion	77	114	307	240	—
Redeemable preferred stock	—	—	19,787	23,765	14,356
Stockholders’ equity (deficit)	3,448	11,184	(10,742)	(18,279)	(6,541)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements which involve risks and uncertainties. Lionbridge makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in this Item 7 under “Factors That May Affect Future Results.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Item 7, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

Lionbridge is a leading provider of solutions for worldwide deployment of technology and content, serving global businesses in the technology, financial services, manufacturing and life sciences industries. Lionbridge’s full suite of services include: globalization and localization solutions, comprehensive and product certification testing services and application development. Founded in 1996, Lionbridge manages some of its services under the VeriTest brand for comprehensive and product certification testing, the Harvard Translations brand for specialty translation and print/Web publishing services for the financial services and life sciences industries, and the ChinaConnect brand for Web integration and wireless application services applicable to the Chinese-speaking market.

Lionbridge has experienced operating losses, as well as net losses, for each year of its operations and, as of December 31, 2001, had an accumulated deficit of $103.8 million.

Critical Accounting Policies and Estimates

Lionbridge’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Lionbridge to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Lionbridge periodically evaluates its estimates. Lionbridge bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Lionbridge believes the following accounting policies require the greatest amount of judgments or estimates in the preparation of the financial statements: revenue recognition, allowance for doubtful accounts, valuation of goodwill and other intangible assets and the provision for income taxes.

Revenue Recognition.    Lionbridge’s revenue is derived from project-by-project fees and, to a lesser extent, long-term service agreements. Projects are generally billed on a time and expense basis. Revenue is recognized using the percentage-of-completion method of accounting, based on all costs incurred to date as a percentage of management’s estimate of total costs of individual projects. The agreements entered into in connection with projects are generally terminable by clients upon 30 days’ prior written notice. If a client terminates an agreement, it is required to pay Lionbridge for time and expenses incurred through the termination date.

Allowance for Doubtful Accounts.    Lionbridge establishes an allowance for doubtful accounts to cover accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, Lionbridge analyzes the collectibility of individual large or past due accounts. Additionally, Lionbridge considers its historical bad debt experience and current economic trends in evaluating the allowance for doubtful accounts. Accounts written off in subsequent periods can differ materially from the allowance provided.

Valuation of Goodwill and Other Intangible Assets.    Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that Lionbridge considers important which could trigger an impairment review include: significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. When Lionbridge determines that the carrying value of intangibles and goodwill may not be recoverable based upon one or more of these indicators of impairment, Lionbridge measures any impairment based on a projected discounted cash flow method. In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective. As a result, Lionbridge will cease to amortize approximately $13.9 million of goodwill. Lionbridge had recorded approximately $5.6 million of amortization of these amounts during 2001. In lieu of amortization, Lionbridge is required to perform an initial impairment review of its goodwill balances in 2002. The impairment review is based upon estimated future discounted cash flows. Estimating future cash flows requires making projections that can differ materially from actual results.

Provision for Income Taxes.    Lionbridge is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing its consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that Lionbridge determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense.

Acquisitions

Lionbridge has grown its business through a combination of acquisitions and organic growth since its inception in 1996. Such acquisitions through December 31, 2001 have resulted in the cumulative recognition of approximately $38.5 million of goodwill and other intangible assets on its balance sheet, which generally have been amortized over five years.

In January 1999, Lionbridge acquired all of the stock of VeriTest, Inc. (“VeriTest”), a California-based provider of contract and logo certification testing services. Lionbridge paid $3.3 million in cash and issued notes totaling $750,000 and 66,668 shares of its common stock valued at $344,000. Subsequent to the acquisition date, pursuant to terms of the original agreement, Lionbridge paid a further $900,000 in cash in connection with the purchase. The acquisition was accounted for using the purchase method of accounting. In connection with this acquisition, Lionbridge has recorded $4.1 million of goodwill, which has been amortized using a five-year life.

In April 1999, Lionbridge’s wholly owned subsidiary, INT’L.com, acquired International Language Engineering Corporation (“ILE”), a company based in Colorado with additional operations in The Netherlands, for total consideration of $9.2 million, consisting of 1,983,017 shares of common stock valued at $3.4 million and 936,991 shares of Series D redeemable preferred stock valued at $5.8 million. In addition, long-term debt of ILE in the amount of $3.3 million was assumed. Upon the completion of the acquisition, all outstanding options to purchase common stock of ILE were exchanged for options to purchase common stock of INT’L.com under similar terms. The transaction was accounted for using the purchase method of accounting. In connection with this acquisition, $7.3 million of goodwill was recorded, which has been amortized using a five-year life.

At December 31, 1998, Lionbridge’s wholly owned subsidiary, INT’L.com, had a 32.8% equity investment in Motus!, a French-based provider of localization and translation services. This investment was accounted for using the equity method, under which INT’L.com recorded its proportionate share of the (income) loss of Motus! as other (income) expense, net. On September 30, 1999, INT’L.com acquired the remaining shares of common stock of Motus! for $124,000 in cash and options to purchase 4,540 shares of common stock of INT’L.com valued at $20,000. The transaction was accounted for using the purchase method of accounting. Goodwill of $217,000 was recorded in connection with this acquisition, which has been amortized using a five-year life.

In January 2000, Lionbridge acquired certain assets and operations of the language services operation of Nortel Networks Corporation (“Nortel”) in Montreal and Ottawa, Canada; Beijing, China; Sao Paulo, Brazil; Sunrise, Florida; and Bogota, Colombia for total initial consideration of $2.5 million in cash. In connection with the acquisition, Nortel awarded a preferred vendor designation to Lionbridge as part of a three-year services agreement. The purchase agreement provides for certain contingent payments to be made by Lionbridge during the first three years of the services agreement, dependent on the level of revenues generated under the services agreement during those periods. No such contingent payments were due as a result of revenues generated in 2001 or 2000. Lionbridge recorded $323,000 of goodwill related to this acquisition, not including any additional amounts that may be paid in the future, which has been amortized using a five-year life. The transaction was accounted for using the purchase method of accounting.

In May 2000, Lionbridge acquired Harvard Translations by means of a merger. Upon the effective date of the merger, each outstanding share of Harvard Translations common stock was converted into the right to receive 3.8864 shares of Lionbridge common stock. In addition, long-term debt of Harvard Translations payable to its former sole stockholder in the amount of approximately $203,000 and all accrued interest thereon was paid in full by the issuance of 13,820 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 285,865 shares of Lionbridge common stock. Upon the completion of the acquisition, all outstanding options to purchase common stock of Harvard Translations were assumed by Lionbridge and converted into options to purchase common stock of Lionbridge under similar terms. The transaction was accounted for using the pooling-of-interests method of accounting.

In May 2000, Lionbridge acquired INT’L.com by means of a merger. Upon the effective date of the merger, (i) each outstanding share of INT’L.com Series A common stock, Series B common stock, Series A preferred stock and Series B preferred stock was converted into the right to receive 0.7567 shares of Lionbridge common stock, (ii) each outstanding share of INT’L.com Series C preferred stock was converted into the right to receive 5.4590 shares of Lionbridge common stock, (iii) each outstanding share of INT’L.com Series D preferred stock was converted into the right to receive 0.5472 shares of Lionbridge common stock, (iv) the $2.0 million of INT’L.com convertible debt and all accrued interest thereon was paid in full and cancelled in exchange for 109,158 shares of Lionbridge common stock, and (v) $5.0 million of INT’L.com subordinated debt and all accrued interest thereon was paid in full and cancelled in exchange for 258,360 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 8,302,960 shares of common stock. Upon the completion of the acquisition, all outstanding options to purchase common stock of INT’L.com were assumed by Lionbridge and converted into options to purchase common stock of Lionbridge under similar terms. The transaction was accounted for using the pooling-of-interests method of accounting.

The financial information presented below reflects the combined financial position, operating results and cash flows of Lionbridge, Harvard Translations and INT’L.com and their subsidiaries as if they had been combined for all periods presented.

In January 2001, Lionbridge acquired Quality Group Labs, Inc. (“Quality Group Labs”), a provider of testing services based in Massachusetts, for total initial consideration of $483,000, comprised of $250,000 in cash and 74,488 shares of Lionbridge common stock valued at $233,000. The acquisition was accounted for using the purchase method of accounting. In connection with this acquisition, Lionbridge recognized $433,000 of goodwill, which has been amortized using a five-year life. Additional goodwill of approximately $160,000 was subsequently recorded in 2002 in connection with an incremental stock issuance of 60,000 shares of Lionbridge common stock made under the terms of the original agreement. The agreement does not provide for any further consideration.

On June 21, 2001, Lionbridge acquired Data Dimensions, Inc. (“Data Dimensions”), a company based in Washington with operations in the United States, Ireland and the United Kingdom, by means of a merger. Upon the effective date of the merger, each outstanding share of Data Dimensions common stock was converted into the right to receive 0.190884 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 2,588,316 shares of Lionbridge common stock valued at $12.7 million. Upon the completion of the merger, all outstanding options and warrants to purchase common stock of Data Dimensions, with a fair value at that time of $1.2 million, were assumed by Lionbridge and converted into options and warrants to purchase 451,860 shares of common stock of Lionbridge under similar terms. The transaction was accounted for using the purchase method of accounting. In connection with this acquisition, Lionbridge recognized $7.2 million of goodwill, which has been amortized using a five-year life.

Lionbridge believes its acquisitions have contributed to its growth by rapidly expanding its employee base, geographic coverage, client base, industry expertise, and technical skills. Lionbridge anticipates that a portion of its future growth will be accomplished by acquiring existing businesses. The success of this plan depends upon, among other things, its ability to integrate acquired personnel, operations, products, and technologies into its organization effectively; to retain and motivate key personnel of acquired businesses; and to retain customers of acquired firms. Lionbridge cannot guarantee that it will be able to identify suitable acquisition opportunities, obtain any necessary financing on acceptable terms to finance any acquisitions, consummate any acquisitions, or successfully integrate acquired personnel and operations.

Merger, Restructuring and Other Charges

The following table summarizes activity with respect to merger, restructuring and other charges:

	Year Ended December 31,
	2001	2000	1999
Merger costs (credits), net	$(20,000)	$2,465,000	$—
Restructuring charges, net	2,537,000	915,000	1,197,000
Impairment of long-lived assets	336,000	886,000	—

	$2,853,000	$4,266,000	$1,197,000

During the year ended December 31, 2001, Lionbridge recorded a net merger credit of $20,000. This amount consists primarily of fees for professional services incurred in connection with Lionbridge’s attempted acquisition of Mendez S.A., offset by the receipt of a $1.0 million fee from the successful bidder for Mendez S.A.

Restructuring charges of $2.5 million were recorded in the year ended December 31, 2001. These charges relate to: (i) the costs of consolidating Lionbridge facilities in the United States as a result of the acquisition of Data Dimensions, consisting primarily of accruals for lease payments on vacant office space, and (ii) costs associated with workforce reductions in the United States, Canada, Brazil, Japan, China, Korea, Germany, Ireland, The Netherlands, the United Kingdom and France, consisting of 154 technical staff, 26 sales and marketing staff and 50 administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. The restructuring charge for the year ended December 31, 2001 is presented net of a $66,000 reversal of a charge recorded in the quarter ended March 31, 2001 due to subsequent events which reduced the amount of benefits paid on behalf of a terminated employee.

Impairment charges for long-lived assets for the year ended December 31, 2001 of $336,000 relate primarily to the write-off of acquired workforce and software licenses as a result of the closure of Lionbridge’s office in Montreal, Canada during the second quarter of 2001.

Merger costs for the year ended December 31, 2000 of $2.5 million consist of fees for investment banking, legal and accounting services and other direct costs incurred in connection with Lionbridge’s mergers with Harvard Translations and INT’L.com.

Restructuring charges for the year ended December 31, 2000 of $915,000 relate to: (i) the costs of closing facilities in the United States, France and The Netherlands as a result of the merger with INT’L.com, consisting primarily of accruals for lease payments on vacant office space, and (ii) costs associated with workforce reductions in Canada, the United States and France, consisting of six technical staff and three administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. The restructuring charge for the year ended December 31, 2000 is presented net of a $162,000 reversal of a charge recorded in the second quarter of 2000, due to subsequent events which have reduced the potential loss on vacant office space.

Impairment charges for long-lived assets for the year ended December 31, 2000 of $886,000 relate to the write-off of property and equipment, primarily consisting of previously capitalized licenses for software, that was abandoned as a result of Lionbridge’s merger with INT’L.com.

Restructuring charges for the year ended December 31, 1999 of $1.2 million consist of charges related to workforce reductions in INT’L.com’s United States operating sites, consisting of 36 technical staff, 14 administrative staff and four sales staff.

At December 31, 2001, accruals totaling $364,000 related to restructuring charges, in addition to accruals of $2,078,000 related to restructuring charges which were assumed upon the acquisition of Data Dimensions, remained on the consolidated balance sheet. Lionbridge currently anticipates that all merger and restructuring accrual balances will be fully utilized by December 31, 2002, except for certain long-term contractual obligations relating to leases for facilities, $648,000 of which related to long-term obligations on unused facilities and is included in Other long-term liabilities.

During the years ended December 31, 2001 and 2000, Lionbridge utilized $917,000 and $2.5 million, respectively, of accruals related to merger costs and $3.8 million and $712,000, respectively, related to restructuring charges.

Non-Cash Charges

Deferred Compensation

Lionbridge recorded deferred compensation of approximately $3.8 million in 1999, representing the difference between the exercise price of stock options granted to employees and the fair market value for accounting purposes of the underlying common stock at the date of the grant. The deferred compensation is being amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $2.1 million had been amortized and $1.1 million had been reversed due to forfeitures of the underlying options at December 31, 2001. The amortization of deferred compensation is recorded as an operating expense and totaled $565,000, $799,000 and $730,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Lionbridge currently expects to amortize the following remaining amounts of deferred compensation as of December 31, 2001 in the fiscal periods ending:

December 31, 2002	$480,000
December 31, 2003	$161,000

Original Issue Discount on Debt

Interest expense for the year ended December 31, 2001 includes $738,000 for the accretion of the original issue discount on $5.0 million of subordinated debt issued in June 2001 by Lionbridge. This discount represents the value attributable to warrants to purchase up to 900,000 shares of common stock at a price of $0.80 per share, granted in connection with the debt financing. The principal under the note was due on October 31, 2001. However, as a result of terms included in the original subordinated debt agreement, on October 31, 2001, the note automatically converted into a new note with essentially identical terms but with a principal amount of $8,000,000 due on September 30, 2006. The $3.0 million discount on the new note is being accreted through interest expense on a straight-line basis over the period from November 1, 2001 to September 30, 2006. Interest expense for the year ended December 31, 2001 includes $101,000 of accretion of this discount.

Interest expense for the years ended December 31, 2000 and 1999 includes approximately $212,000 and $42,000, respectively, for the accretion of the original issue discount on $2.0 million of convertible promissory notes issued in August 1999 by INT’L.com. This discount represents the $254,000 value attributable to warrants to purchase 56,753 shares of common stock, at an exercise price of $1.45 per share, granted in connection with these notes. These warrants were fully exercised in May 2000 in a cashless exercise, resulting in the net issuance of 49,547 shares of Lionbridge common stock.

Interest expense for the year ended December 31, 1999 includes approximately $6.0 million for the accretion of the original issue discount on $12.0 million of subordinated notes issued in the first quarter of 1999. This discount represents the $6.0 million value attributable to detachable warrants to purchase 1,533,260 shares of common stock, at an exercise price of $0.015 per share, granted in connection with this debt financing. As Lionbridge was previously required to repay the subordinated notes in full upon the closing of its initial public offering, Lionbridge recorded the expense of this discount on a straight-line basis over a six-month period from date of debt issuance to the date by which it expected the initial public offering to occur. Pursuant to an amendment of the debt agreements effective August 19, 1999, Lionbridge was required to redeem only $6.0 million of the subordinated notes upon the closing of its initial public offering of securities on August 25, 1999.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenues.

	Year Ended December 31,
	2001	2000	1999
Revenue	100.0%	100.0%	100.0%
Cost of revenue	62.4	63.2	70.6

Gross profit	37.6	36.8	29.4

Operating expenses:
Sales and marketing	11.2	9.9	11.4
General and administrative	34.0	28.8	33.0
Research and development	2.3	2.2	2.5
Amortization of acquisition-related intangible assets	6.6	5.6	6.9
Merger, restructuring and other charges	2.8	3.7	1.3
Acquired in-process research and development	—	—	0.3
Stock-based compensation	0.6	0.7	0.8

Total operating expenses	57.5	50.9	56.2

Loss from operations	(19.9)	(14.1)	(26.8)
Interest expense:
Interest on outstanding debt	2.3	2.2	2.7
Accretion of discount on debt	0.8	0.2	6.7
Other expense, net	0.8	0.6	0.4

Loss before income taxes	(23.8)	(17.1)	(36.6)
Provision for income taxes	0.4	0.5	0.8

Net loss	(24.2)%	(17.6)%	(37.4)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue.    In 2001, revenue decreased 12.1% to $101.2 million from $115.1 million in 2000. The decrease was attributable to lower volume of projects received from recurring customers as well as a decrease in the number of customers, reflecting the effect of the global economic slowdown in the technology sector during the year. Specifically, revenue from customers in the telecommunications industry decreased by 47.5% from the revenue recognized from the same customers during the previous year. Partially offsetting the decrease was incremental revenue derived from the operations of Data Dimensions of $9.7 million which was acquired in June 2001. Revenue for 2000 included incremental revenue of approximately $2.0 million derived from work in process acquired as part of Lionbridge’s acquisition of the language services operation of Nortel during the first quarter of that year.

Cost of Revenue.    Cost of revenue consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. As a percentage of revenue, cost of revenue was 62.4% in 2001 as compared to 63.2% for the prior year. Of the total $9.6 million decrease from 2000 to 2001, $1.5 million was attributable to the cost recorded in the first quarter of 2000 upon the completion of the work in process acquired as part of the acquisition of the language services operation of Nortel in that quarter. The remaining amount of the decrease was largely attributable to reduced headcount and lowered reliance on external consultants and translators, partially offset by $5.2 million of incremental costs relating to the operations of Data Dimensions since its acquisition by Lionbridge in June 2001.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, and promotional expenses. Sales and marketing costs of $11.3 million in 2001 were essentially flat with the previous year. Sales and marketing expenses associated with the operations of Data Dimensions were $871,000 for 2001 which were offset by headcount reductions and curtailed marketing expenditures in other parts of the business. As a percentage of revenue, sales and marketing expenses increased during 2001 to 11.2% from 9.9% in the prior year as a result of the declining revenue levels period to period.

General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits; facilities costs, including related depreciation and amortization; information systems costs; professional fees; travel; and all other site and corporate costs. General and administrative costs increased 3.7% to $34.4 million in 2001 from $33.1 million in 2000. The acquisition of Data Dimensions in June 2001 accounted for approximately $4.5 million of the increase, which was partially offset by the positive effects of restructuring activities undertaken throughout 2001. As a percentage of revenue, general and administrative expenses were 34.0% in 2001 compared to 28.8% in 2000 due to the reasons noted above as well as the declining revenue levels period to period.

Research and Development.    Research and development expenses relate to the Lionbridge Globalization Platform, an array of configurable technologies used in the globalization process, and include salaries and associated employee benefits, equipment depreciation and third-party contractor expenses. Research and development expense decreased 8.8% to $2.3 million in 2001 from $2.5 million in 2000. Lower usage of external consultants and lower headcount-related expenses accounted for a decrease of $425,000, which was partially offset by increased equipment-related expenses.

Amortization of Acquisition-related Intangible Assets.    Amortization of acquisition-related intangible assets consists of amortization of goodwill and other intangible assets resulting from acquired businesses. Amortization increased 2.3% to $6.7 million in 2001 from $6.5 million in 2000. This increase was primarily attributable to $847,000 of goodwill amortization associated with the acquisitions of Quality Group Labs in January 2001 and Data Dimensions in June 2001, offset by a reduction in amortization expense related to fully amortized intangible assets in 2001 and a reduction in goodwill resulting from the utilization of net operating loss carryforwards.

Interest Expense.    Interest expense represents interest paid or payable on debt and the accretion of discounts on subordinated notes with detachable warrants. Interest expense increased to $3.2 million in 2001 from $2.8 million in 2000. This increase was principally due to accretion of the discount on debt issued in June 2001, partially offset by the cessation of accretion of the original issue discount on notes issued in 1999. Interest expense for the years ended December 31, 2001 and 2000 includes $839,000 and $0, respectively, for the accretion of the discount on a note issued in June 2001 and $0 and $212,000, respectively, for the accretion of the original issue discount on notes issued in August 1999.

Other Expense, Net.    Other expense, net consists primarily of foreign currency translation gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the local currencies of the countries in which the transactions are recorded. As a percentage of revenue, other expense, net, increased to 0.8% from 0.6% for the years ended December 31, 2001 and 2000, respectively. Other expense, net increased 17.4% to $838,000 in 2001 from $714,000 in 2000.

Provision for Income Taxes.    The provision for income taxes for the years ended December 31, 2001 and 2000 represents taxes resulting from operations in foreign jurisdictions. Of the provision amounts booked for 2001 and 2000, $15,000 and $243,000, respectively, represent noncash expenses resulting from utilizations of net operating loss carryforwards. The benefit from Lionbridge’s utilization of net operating loss carryforwards in certain European countries during these periods was recorded as a reduction of goodwill, rather than a tax provision benefit, since the deferred tax assets associated with these carryforwards had been fully reserved at the time Lionbridge acquired the localization businesses of Stream International Holdings, Inc. (“Stream”). Lionbridge recorded no tax benefit for losses generated in other jurisdictions during these periods due to the uncertainty of realizing any benefit.

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

Cost of Revenue.    As a percentage of revenue, cost of revenue was 63.2% in 2000, a decrease of 7.4% from the 70.6% level of 1999. These decreases were primarily attributable to decreased outsourcing costs as INT’L.com adopted the Lionbridge outsourcing pricing structure in the second half of 2000 as well as a reduction in the internal cost of sales due to the consolidation of certain offices in 2000.

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

General and Administrative.    General and administrative costs increased 13.4% to $33.1 million in 2000 from $29.2 million in 1999, partially as a result of the acquisition of the Nortel operations in January 2000 and the full-year impact of the acquisition of ILE in the second quarter of 1999. Also contributing to the increase were higher depreciation expense, the full-year impact of expenses related to being a publicly traded company and costs associated with an increased number of employees. As a percentage of revenue, general and administrative expenses were 28.8% in 2000 compared to 33.0% in 1999.

Research and Development.    Research and development expense increased 13.6% to $2.5 million in 2000 from $2.2 million in 1999. This increase reflects the full-year impact of development efforts for the workflow component of LGP which commenced during the first quarter of 1999.

Amortization of Acquisition-related Intangible Assets.    Amortization increased 6.4% to $6.5 million in 2000 from $6.1 million in 1999. This increase was primarily attributable to the amortization of goodwill and other intangible assets recognized on the acquisition of the Nortel language services operations in 2000 as well as the full-year impact of ILE which was only acquired in the second quarter of 1999.

Interest Expense.    Interest expense decreased to $2.7 million in 2000 from $8.4 million in 1999. This decrease was principally due to a decrease in the accretion of the original issue discount on notes issued in 1999 to $212,000 from $6.0 million for the year ended December 31, 2000 and 1999, respectively.

Other Expense, Net.    Other expense, net consists primarily of foreign currency translation gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the local currencies of the countries in which the transactions are recorded. As a percentage of revenue, other expense, net, increased to 0.6% from 0.4% for the years ended December 31, 2000 and 1999, respectively. Other expense, net increased 103.4% to $714,000 in 2000 from $351,000 in 1999.

Provision for Income Taxes.    The provision for income taxes for the years ended December 31, 2000 and 1999 represents taxes resulting from operations in foreign jurisdictions. Of the provision amounts booked for 2000 and 1999, $243,000 and $519,000, respectively, represent noncash expenses resulting from utilizations of net operating loss carryforwards. The benefit from Lionbridge’s utilization of net operating loss carryforwards in certain European countries during these periods was recorded as a reduction of goodwill, rather than a tax provision benefit, since the deferred tax assets associated with these carryforwards had been fully reserved at the time Lionbridge acquired Stream’s localization businesses. Lionbridge recorded no tax benefit for losses generated in other jurisdictions during these periods due to the uncertainty of realizing any benefit.

Quarterly Results of Operations

The following tables set forth unaudited consolidated quarterly financial data for the periods indicated. Lionbridge derived this data from its unaudited consolidated financial statements, and, in the opinion of management, they have been prepared on the same basis as Lionbridge’s audited consolidated financial statements for the years ended December 31, 2001 and 2000, and include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. Certain quarterly amounts have been reclassified to conform with current year presentation. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2001	2001	2001	2001	2000	2000	2000	2000
	(Unaudited)
	(Amounts in thousands)
Revenue	$25,307	$25,924	$22,693	$27,280	$27,720	$30,345	$28,888	$28,196
Cost of revenue	15,043	16,580	14,435	17,065	17,540	18,091	17,613	19,502

Gross profit	10,264	9,344	8,258	10,215	10,180	12,254	11,275	8,694

Operating expenses:
Sales and marketing	2,568	2,827	2,821	3,126	3,023	2,756	2,731	2,874
General and administrative	7,731	9,800	7,920	8,931	8,886	8,039	8,145	8,073
Research and development	479	580	594	644	615	605	524	774
Amortization of acquisition-related intangible assets	1,835	1,518	1,628	1,670	1,681	1,637	1,580	1,605
Merger, restructuring and other charges	300	340	2,088	125	—	725	3,541	—
Stock-based compensation	124	128	165	148	168	202	212	217

Total operating expenses	13,037	15,193	15,216	14,644	14,373	13,964	16,733	13,543

Loss from operations	(2,773)	(5,849)	(6,958)	(4,429)	(4,193)	(1,710)	(5,458)	(4,849)
Interest expense:
Interest on outstanding debt	644	575	565	542	647	704	607	565
Accretion of discount on debt	286	553	—	—	—	—	79	133
Other (income) expense, net	(72)	390	102	418	170	196	123	225

Loss before income taxes	(3,631)	(7,367)	(7,625)	(5,389)	(5,010)	(2,610)	(6,267)	(5,772)
Provision for income taxes	12	195	89	143	136	201	75	204

Net loss	$(3,643)	$(7,562)	$(7,714)	$(5,532)	$(5,146)	$(2,811)	$(6,342)	$(5,976)

Lionbridge has experienced quarter-to-quarter variability in its revenue and gross profit. This variability is due to fluctuations in its clients’ release cycles, the length of the its sales cycle, rapid growth, acquisitions, the emerging nature of the markets in which Lionbridge competes, global economic conditions and other factors outside Lionbridge’s control. Lionbridge believes that quarter-to-quarter comparisons of results of operations are not necessarily meaningful. You should not rely on these comparisons as a measure of future performance.

Liquidity and Capital Resources

Since inception, Lionbridge has relied upon sales of equity securities and borrowings to fund operations. On August 25, 1999, Lionbridge completed its initial public offering of 3,500,000 shares of common stock. After deducting expenses, Lionbridge received approximately $31.8 million in cash proceeds from this transaction. In June 2000, Lionbridge issued 1,500,000 shares of common stock at $8.50 per share in a private placement for total consideration before expenses of approximately $12.8 million. In August 2001, Lionbridge issued 460,000 shares of common stock at $0.55 per share to its Chairman and Chief Executive Officer in a private placement for total consideration of $253,000.

Net cash used in operations was $6.7 million in 2001, $8.6 million in 2000, and $10.1 million in 1999. Cash used in these periods was primarily to fund the net losses of $24.5 million, $20.3 million, and $33.2 million incurred during these years, respectively, offset in part by depreciation, amortization and other non-cash expenses, and changes in operating assets and liabilities. Changes in operating assets and liabilities were largely the result of Lionbridge’s business operations during these periods in addition to a receipt in 2001 of a tax refund of $5.0 million related to the pre-acquisition operations of Data Dimensions. Lionbridge has not experienced any significant trends in accounts receivable other than changes relative to increases in sales. Fluctuations in accounts receivable from period to period relative to changes in sales are a result of the timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities was $684,000 in 2001, $6.0 million in 2000, and $5.6 million in 1999. Investing activities for these periods were primarily purchases of equipment and the acquisitions of Quality Group Labs and Data Dimensions in 2001, certain assets of the language services operation of Nortel in 2000, and VeriTest, ILE, and Motus! in 1999.

Net cash provided by financing activities was $2.5 million in 2001, $19.0 million in 2000, and $27.2 million in 1999. The primary financing activities were the issuance of $5.0 million of notes payable and the private placement of common stock in 2001, the private placement of common stock in 2000, and the completion of Lionbridge’s initial public offering in 1999, with additional resources being provided by borrowings against Lionbridge’s bank lines of credit in each year as well as the issuance of the subordinated debt and convertible promissory notes in 1999 and 2000.

As of December 31, 2001, Lionbridge had $8.6 million outstanding under its commercial credit facility with a bank that allows Lionbridge to borrow up to $13.0 million, expiring June 2002. The bank has indicated in a letter to Lionbridge its intention to extend the credit facility to April 2003. The facility requires Lionbridge to maintain certain financial covenants and restricts the payment of dividends. The facility bears interest at prime plus 2.00% (6.75% at December 31, 2001) and is collateralized by worldwide accounts receivable.

In June 2001, Lionbridge entered into a subordinated debt agreement pursuant to which a 12% promissory note in the amount of $5,000,000 was issued. The principal under the note was due on October 31, 2001, with interest payable quarterly in arrears. However, as a result of terms included in the original subordinated debt agreement, on October 31, 2001, the note automatically converted into a new note with essentially identical terms but with a principal amount of $8,000,000 due on September 30, 2006, with interest payable quarterly in arrears at 12% per year. The note is subject to certain covenant restrictions and the terms of the subordinated debt agreement restrict Lionbridge from paying dividends to its stockholders.

In the second quarter of 1999, Lionbridge’s wholly owned subsidiary, INT’L.com, assumed ILE’s obligation under a promissory note to a former stockholder in the amount of $3.3 million as part of its acquisition of ILE. The promissory note accrues interest at 8.5% per year and matures June 27, 2002. The promissory note is subordinate to all indebtedness owed by INT’L.com to any bank, pension fund, insurance fund or other financial institution.

In the first quarter of 1999, Lionbridge entered into subordinated loan agreements with Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P., existing stockholders of Lionbridge, and Capital Resource Lenders III, L.P. Under the terms of the agreements, Lionbridge issued $12.0 million of subordinated notes. The agreements require Lionbridge to comply with several operating and financial covenants, including a prohibition on the payment of dividends to its stockholders. In connection with its initial public offering, Lionbridge repaid $6.0 million of the subordinated notes and Capital Resource Lenders and the Morgan Stanley-sponsored limited partnerships agreed to defer the repayment of the remaining $6.0 million of the subordinated notes that would otherwise have been due upon the completion of its initial public offering. A subsequent amendment of the debt agreements in March 2001 extended the maturity date of the notes to the earlier of January 31, 2002 or an underwritten public offering by Lionbridge with aggregate proceeds of at least $10,000,000. In the event of a qualifying underwritten public offering, 50% of the then outstanding notes and accrued interest are payable, with the remaining amount maturing on January 31, 2002. In December 2001, the notes were amended to change the maturity date of the notes to April 15, 2002.

As of December 31, 2001, Lionbridge’s other significant financial commitments consisted of $3.5 million of notes payable to former stockholders of INT’L.com which accrue interest at 6.0% per annum, increasing by 1.0% per annum, and mature in January 2005. Lionbridge also has obligations of $535,000 under an equipment financing facility and obligations under operating and capital leases.

The following table summarizes Lionbridge’s contractual cash obligations at December 31, 2001 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(In thousands)
Debt	$29,817	$9,600	$12,217	$8,000	$—
Interest on debt	7,254	2,098	4,436	720	—
Capital leases	144	67	77	—	—
Operating leases	15,564	4,622	4,749	995	5,198

	$52,779	$16,387	$21,479	$9,715	$5,198

Lionbridge has agreements with the Irish Industrial Development Agency regarding financial grants to its Irish subsidiaries from this agency. Under the agreements, the Irish subsidiaries may not pay dividends or otherwise distribute cash, including any distributions to Lionbridge. In addition, Lionbridge’s European subsidiaries, including its Irish subsidiaries, are restricted from paying dividends under the terms of its commercial credit facility with Silicon Valley Bank. These restrictions have not had an impact on Lionbridge or any of its subsidiaries and Lionbridge does not expect that these restrictions will have a material impact in the future.

As of December 31, 2001, Lionbridge had cash and cash equivalents of $11.7 million and an additional $1.1 million available for borrowing under the bank line of credit. Lionbridge’s future financing requirements will depend upon a number of factors, including Lionbridge’s operating performance and increases in operating expenses associated with growth in its business. Lionbridge anticipates that its present cash position and available financing should provide adequate cash to fund its currently anticipated cash needs through at least the next 12 months. Lionbridge expects to seek additional financing during 2002, but cannot assure you that additional financing, if needed, will be available to Lionbridge at terms acceptable to it, if at all.

Conversion to the Euro

On January 1, 1999, 11 European countries began using the Euro as their single currency, while still continuing to use their own notes and coins for cash transactions. Local coins and notes ceased to be legal tender in January 2002. Lionbridge conducts a significant amount of business in these countries. The introduction of the Euro has not resulted in any material adverse impact upon the results of Lionbridge’s operations, although it continues to monitor the effects of the conversion. Any significant fluctuations in the value of the Euro could adversely impact the results of Lionbridge’s operations.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill generally be amortized over their useful lives. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires Lionbridge to complete a transitional goodwill impairment test within six months from the date of adoption. Application of the non-amortization provisions of SFAS No. 142 for goodwill is expected to result in an increase in operating income of approximately $5.7 million for the year ended December 31, 2002. At December 31, 2001, Lionbridge had goodwill of approximately $13.6 million. Pursuant to SFAS No. 142, Lionbridge will test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and were thus adopted by Lionbridge, as required, on January 1, 2002. Lionbridge has not yet determined whether it will be required to record an impairment of its goodwill in 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and were thus adopted by Lionbridge, as required, on January 1, 2002. Lionbridge does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

Factors That May Affect Future Results

This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Lionbridge’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth in the following risk factors and elsewhere in this Annual Report on Form 10-K. In addition to the other information included or incorporated by reference in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating Lionbridge and its business.

Lionbridge’s revenue could be negatively affected by the delay of its clients’ product releases and production schedules or the loss of a major client.

A significant portion of Lionbridge’s revenue is linked to the product release cycle and production cycle of its clients. As a result, Lionbridge performs varying amounts of work for specific clients from year to year based on their product development schedule. A major client in one year may not have use for a similar level of Lionbridge’s services in another year. In addition, Lionbridge derives a significant portion of its revenues from large projects and programs for a limited number of clients. In 2001, Lionbridge’s largest customer accounted for approximately 13% of its revenue and its five largest clients accounted for approximately 32% of its revenue. As a result, the loss of any major client or a significant reduction in a large project’s scope could materially reduce Lionbridge’s revenue and cash flow, and adversely affect its ability to achieve and maintain profitability.

Lionbridge has an accumulated deficit, is not currently profitable and may incur future losses.

Lionbridge has incurred substantial losses since it was founded, and may continue to incur substantial losses for the foreseeable future. Lionbridge has an accumulated deficit of approximately $103.8 million as of December 31, 2001 and a net loss of $24.5 million for the year ended December 31, 2001. Lionbridge intends to continue to invest in internal expansion, infrastructure, integration of acquired companies into its existing operations, select acquisitions, and its sales and marketing efforts. Lionbridge cannot predict when it will operate profitably, if ever.

If Lionbridge’s losses continue, it will need to raise additional capital. If Lionbridge is unable to do so, or does so on unfavorable terms, the value of your investment in its stock may decline.

If Lionbridge’s cash losses continue, it may be unable to pay its expenses unless it raises additional capital. If Lionbridge needs to raise additional capital but is unable to do so, it may not be able to continue as a going concern. If Lionbridge needs to raise additional capital but is able to do so only on unfavorable terms, the value of your investment in its stock may decline.

Delisting of Lionbridge’s common stock from the Nasdaq National Market could negatively impact the marketability of the stock and reduce the market price of the stock.

In March 2002, Nasdaq notified Lionbridge that Lionbridge’s common stock may be subject to delisting from the Nasdaq National Market due to Lionbridge’s noncompliance with listing standards that require Lionbridge to maintain either (i) minimum stockholders’ equity of at least $10.0 million or (ii) a minimum bid price of $3.00 per share (regardless of the amount of Lionbridge’s stockholders’ equity). Lionbridge has until June 17, 2002 to regain compliance with either standard. If Lionbridge is not in compliance at June 17, 2002, then Nasdaq will notify Lionbridge that it will be delisted. Lionbridge can regain compliance if, no later than June 17, 2002, Lionbridge increases its stockholders’ equity to at least $10.0 million while maintaining a minimum closing bid price per share of $1.00 or by obtaining a minimum closing bid price per share of $3.00 for 10 consecutive days. Lionbridge intends to take all reasonable measures to regain compliance.

Although Lionbridge hopes to regain compliance by June 17, 2002, Lionbridge cannot assure you it will be successful in meeting the applicable listing standards. If Lionbridge fails to comply with the listing standards by June 17, 2002, Lionbridge will request a hearing with the Nasdaq Listing Qualifications Panel to appeal Nasdaq’s determination and the delisting may be suspended until the outcome of the hearing. Lionbridge cannot assure you that the outcome of the hearing will result in the continued listing of its common stock on the Nasdaq National Market. The delisting of Lionbridge common stock may result in the placement of the stock on the over-the-counter market or the Nasdaq Small Cap Market, the effect of which may limit the continuation of, or the re-establishment of, a public trading market for the Lionbridge common stock which could reduce or destabilize the stock price and impair Lionbridge’s ability to raise capital.

The uncertainty in the technology market could affect Lionbridge’s ability to achieve operating plans.

A substantial portion of Lionbridge’s revenue is derived from technology companies. Many technology companies have experienced severe economic slowdowns in 2001 and may continue to experience these slowdowns in the future. A continued slowdown in the technology market may have a negative impact on Lionbridge’s ability to achieve its operating plans.

Potential fluctuations in Lionbridge’s quarterly results make financial forecasting difficult and could affect its common stock trading price.

As a result of fluctuations in Lionbridge’s revenues tied to foreign currency fluctuations, its clients’ release cycles, the three- to nine-month length of its typical sales cycle, rapid growth, acquisitions, the emerging nature of the markets in which it competes, global economic conditions and other factors outside its control, Lionbridge believes that quarter-to-quarter comparisons of results of operations are not necessarily meaningful. You should not rely on the results of any one quarter as an indication of Lionbridge’s future performance. Lionbridge may not experience revenue increases in future years comparable to the revenue increases in some prior years. If in some future quarter Lionbridge’s results of operations were to fall below the expectations of securities analysts and investors, the trading price of its common stock would likely decline.

Lionbridge generally does not have long-term service agreements, which makes revenue forecasting difficult.

A majority of Lionbridge’s revenue is derived from individual projects rather than long-term service agreements. Lionbridge cannot assure you that a client will engage it for further services once a project is completed or that a client will not unilaterally reduce the scope of, or terminate, existing projects. You should not predict or anticipate Lionbridge’s future revenue based on the number of clients Lionbridge has or the size of its existing projects.

Lionbridge may be liable for defects or errors in the services it provides to its clients.

Many of the services Lionbridge provides are critical to its clients’ businesses. Any defects or errors in these services could result in:

•	delayed or lost client revenue;

•	adverse reaction to its clients from their end users and, ultimately, toward Lionbridge;

•	claims against Lionbridge;

•	negative publicity; and

•	additional expenditures to correct the defect or error.

Liability claims could require Lionbridge to spend significant time and money in litigation or to pay significant damages. Although Lionbridge maintains general liability insurance, including coverage for errors and omissions, Lionbridge cannot assure you that this coverage will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claims.

If Lionbridge fails to attract and retain professional staff, its ability to complete its projects and obtain new projects could suffer.

Lionbridge’s potential failure to attract and retain qualified employees could impair its ability to complete existing projects and bid for or obtain new projects and, as a result, could have a material adverse effect on its business and revenue. Lionbridge’s ability to grow and increase its market share largely depends on its ability to hire, train, retain, and manage highly skilled employees, including project managers and technical, translation, and sales and marketing personnel. In addition, Lionbridge must make sure its employees maintain their technical expertise and business skills. Lionbridge cannot assure you that it will be able to attract a sufficient number of qualified employees or that it will successfully train and manage the employees it hires.

Lionbridge may be unable to continue to grow at its historical growth rates or to manage its growth effectively.

Growth is a key component of increasing the value of Lionbridge. Since its inception, Lionbridge’s business has grown significantly and it anticipates additional future growth. This growth places a significant demand on management and operational resources. In order to manage growth effectively, Lionbridge must continue to improve its operational systems and controls. This additional growth may further strain Lionbridge’s management and operational resources. Lionbridge’s growth could also be adversely affected by many other factors, including economic downturns. As a result of these concerns, Lionbridge cannot be sure that it will continue to grow, or, if it does grow, that it will be able to maintain its overall historical growth rate.

Difficulties presented by international economic, political, legal, accounting, and business factors could negatively affect Lionbridge’s business in international markets.

A large component of Lionbridge’s operations is its ability to conduct business in international markets, as evidenced by the fact that a large part of its current operations are outside of the United States. As a result, Lionbridge’s business is subject to the political and economic fluctuations in various countries. Lionbridge has experienced foreign currency fluctuations and they may have a more significant impact on its revenue, cash flow and ability to achieve and maintain profitability as Lionbridge continues to grow its business. In addition, Lionbridge has experienced long payment cycles and occasional problems in collecting accounts receivable originating outside of the United States. Lionbridge has experienced exchange rate losses as a result of fluctuations in the Euro and slowdowns in revenue growth as its clients reassessed their strategies in various countries based on political and economic conditions. In addition, as Lionbridge continues to employ and retain personnel throughout the world and apply varying employment laws, it may face difficulties in integrating such personnel on a cost-efficient basis. To date, Lionbridge has been able to successfully staff its international operations, but if Lionbridge continues to expand its operations, it may become more difficult to manage its business. If Lionbridge fails to manage these operations successfully, its ability to service its clients and grow its business will be seriously impeded.

Lionbridge’s goodwill and other intangible assets represent a significant portion of its assets; amortization of its intangible assets will adversely impact its net income, and Lionbridge may never realize the full value of its goodwill and other intangible assets.

Lionbridge’s acquisitions have resulted in the creation of significant goodwill and other intangible assets, which have generally been amortized over five-year periods. At December 31, 2001, Lionbridge had goodwill and other acquisition-related intangible assets of approximately $15.0 million, net of accumulated amortization, which represented approximately 27.3% of its total assets. Lionbridge will continue to incur non-cash charges in connection with the amortization of its other intangible assets over their remaining respective useful lives.

In the future, as events or changes in circumstances indicate that the carrying amount of its goodwill and other intangible assets may not be recoverable, Lionbridge will evaluate the carrying value of its intangible assets and may take a charge to its earnings. Any future determination requiring the write-off of a significant portion of unamortized goodwill and other intangible assets could have a material adverse effect on Lionbridge’s results of operations.

Pursuing and completing potential acquisitions could divert management attention and financial resources and may not produce the desired business results.

In May 2000, Lionbridge acquired all of the capital stock of INT’L.com and Harvard Translations and in June 2001, Lionbridge acquired all of the capital stock of Data Dimensions, a publicly-traded provider of quality assurance and testing services. As part of its growth strategy, Lionbridge intends to continue pursuing and making selected acquisitions of other complementary businesses. Lionbridge does not have specific personnel dedicated solely to pursuing and making acquisitions. As a result, if Lionbridge pursues any acquisition, its management, in addition to their operational responsibilities, could spend a significant amount of time and management and financial resources to pursue and integrate the acquired business with its existing business. To pay for an acquisition, Lionbridge might use capital stock, cash or a combination of both. Alternatively, Lionbridge may borrow money from a bank or other lender. If it uses capital stock, Lionbridge’s stockholders will experience dilution. If it uses cash or debt financing, Lionbridge’s financial liquidity may be reduced. In addition, from an accounting perspective, an acquisition may involve nonrecurring charges or involve amortization of significant amounts of other intangible assets that could adversely affect Lionbridge’s ability to achieve and maintain profitability.

Despite the investment of these management and financial resources and completion of due diligence with respect to these efforts, an acquisition may not produce the revenue, earnings or business synergies that

Lionbridge anticipated, and an acquired service or technology may not perform as expected for a variety of reasons, including:

•	difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company,

•	risks of entering markets in which Lionbridge has no or limited prior experience,

•	expenses of any undisclosed or potential legal liabilities of the acquired company,

•	the applicability of rules and regulations that might restrict Lionbridge’s ability to operate, and

•	the potential loss of key employees of the acquired company.

Lionbridge may have difficulty in identifying and competing for acquisition opportunities.

Lionbridge’s business strategy includes the pursuit of strategic acquisitions. Lionbridge has engaged in discussions with third parties concerning potential acquisitions of niche expertise, businesses, and operations. Lionbridge currently does not have commitments or agreements with respect to any acquisitions. In executing its acquisition strategy, Lionbridge may be unable to identify suitable acquisition candidates. In addition, Lionbridge can expect to face competition from other companies for acquisition candidates, making it more difficult to acquire suitable companies on favorable terms.

If Lionbridge fails to keep pace with changing technologies, it may lose clients.

Lionbridge’s market is characterized by rapidly changing client requirements, and evolving technologies and industry standards. If Lionbridge cannot keep pace with these changes, its business could suffer. The Internet’s continued growth and strong influence in Lionbridge’s industry magnifies these characteristics. To achieve its goals, Lionbridge’s need to develop strategic business solutions and methodologies that keep pace with continuing changes in industry standards, information technology, and client preferences.

If Lionbridge loses the services of its Chairman and Chief Executive Officer, Rory J. Cowan, or other key personnel, its business and stock price could suffer.

In order to continue to provide quality services in its rapidly changing business, Lionbridge believes it is particularly important to retain personnel with experience and expertise relevant to its business. Lionbridge’s future success, therefore, depends in large part on the continued services of a number of its key personnel, including its Chief Executive Officer, Rory J. Cowan. The loss of the services of Mr. Cowan or any of Lionbridge’s other key personnel could seriously impede its success. Lionbridge might not be able to prevent key personnel, who may leave its employ in the future, from disclosing or using its technical knowledge, practices or procedures. One or more of Lionbridge’s key personnel might resign and join a competitor or form a competing company. As a result, Lionbridge might lose existing or potential clients.

Lionbridge competes in a highly competitive market that has low barriers to entry.

The market for Lionbridge’s services is very competitive and faces many competitors. Lionbridge cannot assure you that it will compete successfully against these competitors in the future. Some of these companies have longer operating histories, significantly greater resources, and greater name recognition than Lionbridge. If Lionbridge fails to be competitive with these companies in the future, it may lose market share and its revenue could decline.

There are relatively few barriers preventing companies from competing with Lionbridge. Although Lionbridge owns proprietary technology, Lionbridge does not own any patented or other technology that precludes or inhibits others from entering its market. As a result, new market entrants also pose a threat to its business. In addition to Lionbridge’s existing competitors, Lionbridge may face further competition in the future from companies that do not currently offer globalization services. Technology companies, Web consulting firms, technical support call centers, hosting companies, and content management providers may choose to broaden their range of services to include globalization as they expand their operations internationally. Lionbridge cannot assure you that it will be able to compete effectively with potential future competitors.

Lionbridge will continue to depend on intellectual property rights to protect its proprietary technologies, although it may not be able to protect these rights.

Lionbridge relies on its proprietary technology to deploy some of its service offerings. Lionbridge’s policy is to enter into confidentiality agreements with its employees, outside consultants, and independent contractors. Lionbridge also uses patent, trademark, trade secret, and copyright law in addition to contractual restrictions to protect its technology. Notwithstanding these precautions, it may be possible for a third party to obtain and use Lionbridge’s proprietary technology without authorization. Although Lionbridge holds registered or pending United States patents and foreign patents covering certain aspects of its technology, it cannot be sure of the level of protection that these patents will provide. Lionbridge may have to resort to litigation to enforce its intellectual property rights, to protect trade secrets or know-how, or to determine their scope, validity or enforceability. Enforcing or defending its proprietary technology is expensive, could cause diversion of Lionbridge’s resources and may not prove successful. The laws of other countries may afford Lionbridge little or no effective protection of its intellectual property rights.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Lionbridge is exposed to market risk related to changes in interest rates and foreign currency exchange rates. Lionbridge does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk.    Lionbridge is exposed to market risk from changes in interest rates with respect to its line of credit with a commercial bank. There was $8.6 million outstanding as of December 31, 2001 under this facility. A hypothetical increase of 1% in the variable rate used as the basis for the interest charged on the line of credit in the year ended December 31, 2001 would result in an estimated $86,000 increase in annualized interest expense, assuming a constant outstanding balance of $8.6 million. Lionbridge is exposed to market risk from changes in interest rates through its investing activities. In addition, Lionbridge’s ability to finance future acquisition transactions may be impacted if it is unable to obtain appropriate financing at acceptable rates. Lionbridge’s investment portfolio consists primarily of investments in high-grade commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediate available liquidity or their short maturity.

Foreign Currency Exchange Rate Losses.    The majority of Lionbridge’s contracts with clients are denominated in U.S. dollars. However, 39% and 36% of its costs and expenses in 2001 and 2000, respectively, were denominated in foreign currencies. Thirty-five percent and 41% of its assets were recorded in foreign currencies as of December 31, 2001 and 2000, respectively. Seventeen percent and 22% of its liabilities were recorded in foreign currencies as of December 31, 2001 and 2000, respectively. Therefore, Lionbridge is exposed to foreign currency exchange risks. Lionbridge has not historically tried to reduce its exposure to exchange rate fluctuations by using hedging transactions. However, it may choose to do so in the future. There are no assurances that Lionbridge may be able to do this successfully. Accordingly, Lionbridge may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

Item 8.     Financial Statements and Supplementary Data

Lionbridge’s consolidated financial statements together with the related notes and the reports of PricewaterhouseCoopers LLP and Arthur Andersen LLP, independent accountants, are set forth beginning on page F-1 of Item 14.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Stock Performance Graph”, “Compensation Committee Report on Executive Compensation” and “Audit Committee Report”, nor the Audit Committee Charter attached as an appendix thereto, to be incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2002.

Item 10.     Directors and Executive Officers of the Registrant

Certain information relating to directors and executive officers of Lionbridge is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2002, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2001.

Item 11.     Executive Compensation

Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2002, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2001.

Item 12.     Security Ownership of Certain Beneficial Owners and Management of Lionbridge

Certain information relating to security ownership of certain beneficial owners and management is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2002, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2001.

Item 13.     Certain Relationships and Related Transactions

Certain information relating to certain relationships and related transactions is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2002, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2001.

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

(3)    Exhibits

Exhibit No.	Exhibit

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Form of Amended and Restated By-laws of Lionbridge (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	1998 Stock Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed September 14, 2000 (File No. 333-81233) and incorporated herein by reference).

10.2**	1999 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

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

10.7
Third Restated Registration Rights Agreement dated May 22, 2000 between Lionbridge, the Lionbridge shareholders party to the Second Restated Registration Rights Agreement, the former shareholders of INT’L.com, Inc. and the former shareholder of Harvard Translations, Inc. (filed as Exhibit 99.2 to the Current Report on Form 8-K filed June 1, 2000 (File No. 333-81233) and incorporated herein by reference).

10.8
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

10.11
Agreement dated as of December 4, 1998 between the Industrial Development Agency (Ireland) and Lionbridge (filed as Exhibit 10.39 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.12**
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

10.20
Second Amendment to lease dated as of December 10, 1999 between Bay Colony Corporate Center LLC and Lionbridge (filed as Exhibit 10.49 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 1999 and incorporated herein by reference).

10.21	Harvard Translations, Inc. 1997 Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.22
IC Global Services, Inc. 1998 Stock Plan (Amended and Restated April 6, 1999) (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.23
International Language Engineering Corporation Amended and Restated 1997 Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

Exhibit No.	Exhibit

10.24
Letter Agreement by and between Capital Resource Lenders III, L.P., Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors II Annex, L.P. and Lionbridge Technologies, Inc. dated March 27, 2001 (filed as Exhibit 10.70 to the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-26933) and incorporated herein by reference).

10.25
Letter Agreement by and between Capital Resource Lenders III, L.P., Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors II Annex, L.P. and Lionbridge Technologies Holdings, B.V. dated March 27, 2001 (filed as Exhibit 10.71 to the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-26933) and incorporated herein by reference).

10.26
Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 8, 2001 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

10.27
Amendment No. 1 to Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 16, 2001 (filed as Exhibit 2.2 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

10.28**
Agreement between Lionbridge Technologies, Inc. and Roger Jeanty dated as of June 20, 2001 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.29**
Agreement between Lionbridge Technologies, Inc. and Peter Wright dated as of June 21, 2001 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.30
Loan and Security Agreement between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc. and Silicon Valley Bank dated as of June 28, 2001 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.31
Promissory Note between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc. and Silicon Valley Bank dated as of June 28, 2001 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.32
Guarantee between Lionbridge Technologies, Inc. and Silicon Valley Bank dated as of June 28, 2001 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.33
Loan Agreement between Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank dated as of June 28, 2001 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.34
Promissory note between Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland, and Silicon Valley Bank dated as of June 28, 2001 (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30 , 2001 and incorporated herein by reference).

Exhibit No.	Exhibit

10.35
Guarantee between Lionbridge Technologies, Inc. and Silicon Valley bank dated as of June 28, 2001 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.36
Warrant to Purchase Stock of Lionbridge dated as of June 28, 2001 issued to Silicon Valley Bank (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.37
Note and Warrant Purchase Agreement between Lionbridge Technologies, Inc. and Capital Resource Partners IV, L.P. dated as of June 29, 2001 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.38
Promissory note between Lionbridge Technologies, Inc. and Capital Resource Partners IV, L.P. dated as of June 29, 2001 (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.39
Warrant to Purchase Stock of Lionbridge dated as of June 29, 2001 issued to Capital Resource Partners IV, L.P. (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.40
Guarantee between each of the direct or indirect subsidiaries of Lionbridge Technologies, Inc. in favor of Capital Resource Partners IV, L.P. dated as of June 29, 2001 (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.41
Amended and Restated Promissory Note between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc., Data Dimensions, Inc., and Silicon Valley Bank dated as of September 24, 2001 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.42
Loan Document Modification Agreement between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc., Data Dimensions, Inc., and Silicon Valley Bank dated as of September 24, 2001 (field as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.43
Data Dimensions, Inc. 1988 Incentive Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.44
Data Dimensions, Inc. 1997 Stock Option Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.45
ST Labs Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.46
Non-Qualified Stock Option Agreement between Peter Allen and Data Dimensions, Inc. (filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

Exhibit No.	Exhibit

10.47*	Office Lease between Flatirons Cottonwood, Inc. and International Language Engineering Corporation dated as of December 28, 2001.

10.48*
Amendment to First Amended and Restated Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings, Inc., Capital Resource Lenders III, L.P. and Capital Resource Investment Partners III, L.L.C. dated as of December 31, 2001.

10.49*
Amendment to First Amended and Restated Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings B.V., Capital Resource Lenders III, L.P. and Capital Resource Investment Partners III, L.L.C. dated as of December 31, 2001.

10.50*
Amendment to Senior Subordinated Promissory Note between Lionbridge Technologies Holdings B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of December 31, 2001.

10.51*
Amendment to Senior Subordinated Promissory Note among Lionbridge Technologies Holdings, Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of December 31, 2001.

10.52*	First Amendment to Lease by and between Mission Street Development LLC and INT’L.com, Inc. dated as of February 28, 2002.

10.53*	Second Amendment to Lease by and between Cornerstone Suburban Office, L.P. and Lionbridge Technologies, Inc. dated as of February 28, 2002.

10.54*
Amendment No. 1 to Third Restated Registration Rights Agreement dated as of June 29, 2001 among Lionbridge Technologies, Inc., each of the other parties listed in Schedule A to the Third Restated Registration Rights Agreement dated as of May 22, 2000, Capital Resource Lenders III, L.P., CRP Investment Partners III, LLC, Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors Annex, L.P., and each of the affiliates of both INT’L.com, Inc. and Harvard Translations, Inc. listed on Schedule B thereto.

21.1*	Subsidiaries of Lionbridge.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Arthur Andersen LLP.

24.1*	Power of Attorney (included in signature page).

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).

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

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Lionbridge Technologies, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of INT’L.com, Inc., a wholly owned subsidiary, for the year ended December 31, 1999, which statements reflect total revenues of $34,902,000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for INT’L.com, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 28, 2002, except as to Note 16 which
is as of March 29, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
INT’L.com, Inc. and Subsidiaries:

We have audited the consolidated balance sheet, as restated, of INT’L.com, Inc. and Subsidiaries (a Delaware corporation formerly know as IC Global Services, Inc.) as of December 31, 1999, and the related consolidated statements of operations, redeemable preferred stock, stockholders’ equity (deficit) and comprehensive loss and cash flows for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INT’L.com, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Boston, Massachusetts
March 3, 2000

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$11,711	$16,741
Accounts receivable, net of allowances of $932 and $699 at December 31, 2001 and 2000, respectively	16,791	16,355
Work in process	4,286	6,710
Other current assets	1,336	1,795

Total current assets	34,124	41,601

Property and equipment, net	4,463	4,932
Goodwill and other intangible assets, net	14,969	14,865
Other assets	1,191	648

Total assets	$54,747	$62,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$9,600	$11,337
Accounts payable	7,121	6,669
Accrued compensation and benefits	4,592	6,784
Accrued outsourcing	2,373	4,148
Accrued merger and restructuring	1,794	394
Other accrued expenses	3,815	3,977
Deferred revenue	3,053	3,578
Other current liabilities	67	479

Total current liabilities	32,415	37,366

Long-term debt, less current portion and net of discount of $2,898 at December 31, 2001	17,318	13,265
Other long-term liabilities	1,566	231

Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 31,165,470 and 27,561,640 shares issued and 31,165,470 and 27,520,443 shares outstanding at December 31, 2001 and 2000, respectively	312	276
Additional paid-in capital	105,845	91,087
Accumulated deficit	(103,776)	(79,325)
Deferred compensation	(641)	(1,690)
Subscriptions receivable	(102)	(102)
Treasury stock, at cost	—	(167)
Accumulated other comprehensive income	1,810	1,105

Total stockholders’ equity	3,448	11,184

Total liabilities and stockholders’ equity	$54,747	$62,046

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2001	2000	1999
Revenue	$101,204	$115,149	$88,764
Cost of revenue	63,123	72,746	62,644

Gross profit	38,081	42,403	26,120

Operating expenses:
Sales and marketing	11,342	11,384	10,141
General and administrative	34,382	33,143	29,222
Research and development	2,297	2,518	2,216
Amortization of acquisition-related intangible assets	6,651	6,503	6,113
Merger, restructuring and other charges	2,853	4,266	1,197
Acquired in-process research and development	—	—	300
Stock-based compensation	565	799	730

Total operating expenses	58,090	58,613	49,919

Loss from operations	(20,009)	(16,210)	(23,799)
Interest expense:
Interest on outstanding debt	2,326	2,523	2,349
Accretion of discount on debt	839	212	6,009
Other expense, net	838	714	351

Loss before income taxes	(24,012)	(19,659)	(32,508)
Provision for income taxes	439	616	699

Net loss	(24,451)	(20,275)	(33,207)
Accrued dividends on preferred stock	—	3,574	2,397

Net loss attributable to common stockholders	$(24,451)	$(23,849)	$(35,604)

Basic and diluted net loss per share attributable to common stockholders	$(0.83)	$(0.96)	$(3.08)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	29,528	24,871	11,560

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except number of shares)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Subscriptions Receivable	Treasury Stock		Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount	Shares	Par Value					Share	Amount
Balance at December 31, 1998	15,716,226	$23,765	4,603,397	$46	$1,614	$(19,872)		$(446)			$379	$(18,279)
Issuance of common stock and preferred stock in connection with business combinations	936,991	5,830	2,073,953	21	3,785							3,806
Issuance of warrants in connection with debt financing					6,221							6,221
Deferred compensation					3,803		$(3,803)					—
Amortization of deferred compensation							730					730
Reversal of deferred compensation due to option forfeitures					(236)		236					—
Stock options exercised			765,741	8	290							298
Accrual of dividends on preferred stock		2,397				(2,397)						(2,397)
Accretion of common stock to redemption value					120							120
Warrants exercised			1,533,050	15	5							20
Issuance of common stock in connection with initial public offering			3,500,000	35	31,725							31,760
Issuance of Series B redeemable preferred stock	1,048,752	3,900
Redemption and conversion of preferred stock	(13,271,454)	(16,105)	8,847,649	88	(88)							—
Collection of subscriptions receivable								147				147
Purchase of treasury stock								147	41,197	$(167)		(20)
Comprehensive loss:
Net loss						(33,207)						(33,207)	$(33,207)
Other comprehensive income:
Translation adjustment											59	59	59

Comprehensive loss													$(33,148)

Balance at December 31, 1999	4,430,515	19,787	21,323,790	213	47,239	(55,476)	(2,837)	(152)	41,197	(167)	438	(10,742)
Accrual of dividends on preferred stock		3,574				(3,574)						(3,574)
Issuance of common stock in connection with business combinations			381,338	4	7,473							7,477

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)
(Amounts in thousands, except number of shares)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Subscriptions Receivable	Treasury Stock		Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount	Shares	Par Value					Shares	Amount
Redemption and conversion of preferred stock in connection with business combinations	(4,430,515)	(23,361)	3,179,748	32	23,329							23,361
Amortization of deferred compensation							799					799
Reversal of deferred compensation due to option forfeitures					(348)		348					—
Stock options exercised			853,608	9	438							447
Issuance of common stock under employee stock purchase plans			31,228		284							284
Accretion of common stock to redemption value					60							60
Warrants exercised			291,928	3	(3)							—
Collection of subscriptions receivable								50				50
Issuance of common stock in connection with private placement			1,500,000	15	12,615							12,630
Comprehensive loss:
Net loss						(20,275)						(20,275)	$(20,275)
Other comprehensive income:
Translation adjustment											667	667	667

Comprehensive loss													$(19,608)

Balance at December 31, 2000	—	—	27,561,640	276	91,087	(79,325)	(1,690)	(102)	41,197	(167)	1,105	11,184
Issuance of common stock in connection with business combinations			2,662,804	27	12,858							12,885
Assumption of options and warrants in connection with business combinations					1,179							1,179
Amortization of deferred compensation							565					565
Reversal of deferred compensation due to option forfeitures					(484)		484					—
Stock options exercised			448,460	4	142							146
Issuance of common stock under employee stock purchase plans			73,763	1	113							114
Issuance of warrants in connection with debt financing					853							853

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)
(Amounts in thousands, except number of shares)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Subscriptions Receivable	Treasury Stock		Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount	Shares	Par Value					Shares	Amount
Issuance of common stock in connection with private placement			460,000	5	248							253
Retirement of treasury stock			(41,197)	(1)	(166)				(41,197)	167		—
Compensation expense from stock option modifications					15							15
Comprehensive loss:
Net loss						(24,451)						(24,451)	$(24,451)
Other comprehensive income:
Translation adjustment											705	705	705

Comprehensive loss													$(23,746)

Balance at December 31, 2001	—	$—	31,165,470	$312	$105,845	$(103,776)	$(641)	$(102)	—	$—	$1,810	$3,448

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(24,451)	$(20,275)	$(33,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of acquisition-related intangible assets	6,651	6,503	6,113
Stock-based compensation	565	799	730
Accretion of discount on debt	839	212	6,009
Impairment of long-lived assets	336	886	—
Acquired in-process research and development	—	—	300
Depreciation and amortization of property and equipment	3,861	3,725	3,277
Provision for doubtful accounts	520	(404)	552
Other	51	269	504
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,409	(1,641)	(2,304)
Work in process	3,463	318	(901)
Income taxes receivable	4,950	—	—
Other current assets	1,254	(481)	404
Other assets	166	(213)	52
Accounts payable	981	(2,369)	3,009
Accrued compensation and benefits	(3,548)	1,838	1,459
Accrued outsourcing	(2,045)	1,484	1,441
Accrued merger and restructuring	1,975	37	357
Other accrued expenses	(4,176)	725	(872)
Deferred revenue	(520)	5	2,929

Net cash used in operating activities	(6,719)	(8,582)	(10,148)

Cash flows from investing activities:
Purchases of property and equipment	(1,402)	(3,147)	(3,617)
Payments for businesses acquired, net of cash acquired	718	(2,876)	(4,150)
Maturities of marketable securities, net	—	—	2,194

Net cash used in investing activities	(684)	(6,023)	(5,573)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	5,000	—	—
Net increase (decrease) in other short-term debt	(1,722)	5,688	(366)
Proceeds from issuance of long-term debt	—	1,109	14,000
Payments of long-term debt	(1,063)	(261)	(6,000)
Proceeds from issuance of common stock under option and employee stock purchase plans	260	731	298
Proceeds from other issuances of common stock	253	12,630	31,760
Proceeds from issuance of preferred stock	—	—	3,900
Redemption of preferred stock	—	—	(16,105)
Payments of capital lease obligations	(223)	(929)	(98)
Purchase of treasury stock	—	—	(20)
Collection of subscriptions receivable	—	50	147
Dividends paid	—	—	(400)
Other	—	—	118

Net cash provided by financing activities	2,505	19,018	27,234

Net increase (decrease) in cash and cash equivalents	(4,898)	4,413	11,513
Effects of exchange rate changes on cash and cash equivalents	(132)	(22)	(362)
Cash and cash equivalents at beginning of year	16,741	12,350	1,199

Cash and cash equivalents at end of year	$11,711	$16,741	$12,350

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation:

Nature of the Business

Lionbridge Technologies, Inc. and its subsidiaries (collectively, “Lionbridge” or the “Company”) is a provider of solutions for worldwide deployment of technology and content, serving global businesses in the technology, financial services, manufacturing and life sciences industries. Lionbridge’s suite of services includes: globalization solutions, testing services and application development. Globalization services, including localization, internationalization and testing, enable simultaneous worldwide release and ongoing maintenance of products and product-related technical support, training materials, and sales and marketing information in multiple languages. Lionbridge has its head office in the United States, with operations in France, Germany, Ireland, The Netherlands, Brazil, China, Taiwan, Japan, South Korea and the United States.

On May 18, 2000, as more fully described in Note 4, Lionbridge completed its acquisition of all of the capital stock of Harvard Translations, Inc. (“Harvard Translations”) by means of a merger. As a result of the merger, Harvard Translations became a wholly owned subsidiary of Lionbridge. In addition, as more fully described in Note 4, on May 22, 2000, Lionbridge completed its acquisition of all of the capital stock of INT’L.com, Inc. (“INT’L.com”) by means of a merger. As a result of the merger, INT’L.com became a wholly owned subsidiary of Lionbridge. These transactions are referred herein as the “mergers”. These consolidated financial statements have been prepared following the pooling-of-interests method of accounting for the mergers and therefore reflect the combined financial position, operating results and cash flows of Lionbridge, Harvard Translations and INT’L.com as if they had been combined for all periods.

The Company anticipates that its exisiting capital resources, including the expected extension of its line of credit, and cash flows from operations will be adequate to satisfy its capital requirements for at least one year from the balance sheet date. To the extent that capital resources are less than expected or operating objectives are not achieved, management is committed to pursuing alternative financing arrangements or reducing expenditures as necessary to meet its cash requirements throughout 2002. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce certain discretionary spending to provide adequate liquidity.

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

Revenue Recognition

Lionbridge recognizes revenue from the provision of services to its customers primarily on the percentage-of-completion method of accounting, based on all costs incurred to date as a percentage of management’s estimate of total costs of individual projects. Anticipated losses by project, if any, are recognized in the period in which determined.

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were approximately $282,000, $230,000 and $281,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Foreign Currency Translation

The functional currency for each of Lionbridge’s foreign operations is the local currency of the country in which those operations are based. Revenues and expenses of foreign operations are translated into U.S. dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dollars at year-end rates of exchange. Resulting cumulative translation adjustments are reflected as a separate component of accumulated other comprehensive income in stockholders’ equity (deficit). Foreign currency transaction gains or losses, arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies, are included in other (income) expense, net in the consolidated statements of operations and were $838,000, $714,000 and $356,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

For the purpose of the disclosure of comprehensive loss, Lionbridge does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as Lionbridge intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Cash Equivalents

The Company considers all investments with an original maturity of three months or less to be cash equivalents. Included in cash equivalents at December 31, 2001 and 2000 are funds held in money market accounts.

Work in Process

Work in process represents the value of work performed but not yet billed. Work in process is calculated using the percentage-of-completion method based on total anticipated costs and is stated at cost plus estimated profit, but not in excess of net realizable value. Billing of amounts in work in process occurs according to customer-agreed payment schedules or upon completion of specified project milestones. All of Lionbridge’s projects in work in process are expected to be billed and collected within one year.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method, based upon the following asset lives:

Computer software and equipment	1 to 5 years
Furniture and office equipment	3 to 7 years
Leasehold improvements	Shorter of lease term or useful life of asset

Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net income or loss. Expenditures for maintenance and repairs are expensed as incurred.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill is amortized using the straight-line method over five years. Other intangible assets arose from the acquisitions of VeriTest, Inc. (“VeriTest”) and International Language Engineering Corporation (“ILE”), and consist of the following, which have been or are being amortized on a straight-line basis over the following estimated useful lives:

Estimated Useful Life
VeriTest:
Acquired workforce	5 years
Trade name	5 years
ILE:
Installed customer base	5 years
Acquired workforce	2 years
Completed technology	3 years

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

Net Loss per Share Attributable to Common Stockholders

Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted earnings per share since potential common shares from the conversion of preferred stock and exercises of stock options and warrants are anti-dilutive for all periods presented.

Accounting for Stock-Based Compensation

Lionbridge accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of Lionbridge’s common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of common stock at the date of grant, Lionbridge records that difference multiplied by the number of shares under option as deferred compensation, which is then amortized over the vesting period of the options. Lionbridge has adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” through disclosure only (see Note 8). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related guidance.

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

Concentrations of Credit Risk and Significant Customers

Financial instruments which potentially subject Lionbridge to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivables. The Company places its cash and cash equivalents with financial institutions with high credit standing. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different geographic regions. Lionbridge does not require collateral or other security against trade receivable balances; however, it maintains reserves for potential credit losses and such losses have been within management’s expectations.

Fair Value of Financial Instruments

Financial instruments, including cash equivalents, accounts receivable, accounts payable and debt, are carried in the consolidated financial statements at amounts that approximate fair values at December 31, 2001 and 2000. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill generally be amortized over their useful lives. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date of adoption. Application of the non-amortization provisions of SFAS No. 142 for goodwill is expected to result in an increase in operating income of approximately $5.7 million for the year ended December 31, 2002. At December 31, 2001, the Company had goodwill of approximately $13.6 million. Pursuant to SFAS No. 142, the Company will test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and thus will be adopted by the Company, as required, on January 1, 2002. Lionbridge has not yet determined whether it will be required to record an impairment of its goodwill in 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus will be adopted by the Company, as required, on January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

3.    Property and Equipment:

Property and equipment consisted of the following at December 31:

	2001	2000
Computer software and equipment	$12,913,000	$10,761,000
Furniture and office equipment	3,103,000	2,980,000
Leasehold improvements	1,815,000	1,439,000

	17,831,000	15,180,000
Less: Accumulated depreciation and amortization	(13,368,000)	(10,248,000)

	$4,463,000	$4,932,000

4.    Mergers:

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

INT’L.com, Inc.

On May 22, 2000, Lionbridge acquired INT’L.com, a company based in Massachusetts, by means of a merger. Upon the effective date of the merger, (i) each outstanding share of INT’L.com Series A common stock,

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series B common stock, Series A preferred stock and Series B preferred stock was converted into the right to receive 0.7567 shares of Lionbridge common stock, (ii) each outstanding share of INT’L.com Series C preferred stock was converted into the right to receive 5.4590 shares of Lionbridge common stock, (iii) each outstanding share of INT’L.com Series D preferred stock was converted into the right to receive 0.5472 shares of Lionbridge common stock, (iv) the $2,000,000 of INT’L.com convertible debt and all accrued interest thereon was paid in full and cancelled in exchange for 109,158 shares of Lionbridge common stock, and (v) $5,000,000 of INT’L.com subordinated debt and all accrued interest thereon was paid in full and cancelled in exchange for 258,360 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 8,302,960 shares of common stock. Upon the completion of the acquisition, all outstanding options to purchase common stock of INT’L.com were assumed by Lionbridge and converted into options to purchase common stock of Lionbridge under similar terms. The transaction was accounted for using the pooling-of-interests method of accounting, and the results of INT’L.com have been included in the accompanying consolidated financial statements for all periods presented.

Combined and separate results of Lionbridge, Harvard Translations and INT’L.com for the periods preceding the mergers were as follows:

	Lionbridge	Harvard Translations	INT’L.com	Combined
Three months ended March 31, 2000 (unaudited)
Revenue	$17,006,000	$1,366,000	$9,824,000	$28,196,000
Net income (loss)	$(3,269,000)	$62,000	$(2,769,000)	$(5,976,000)
Year ended December 31, 1999
Revenue	$49,508,000	$4,354,000	$34,902,000	$88,764,000
Net loss	$(17,586,000)	$(113,000)	$(15,508,000)	$(33,207,000)

5.    Business Acquisitions:

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

Current assets	$522,000
Property and equipment	175,000
Current liabilities	(616,000)
Acquired workforce	676,000
Trade name	505,000
Goodwill	3,157,000

$4,419,000

The initial calculation of goodwill did not include any contingent consideration. Additional goodwill of $900,000 was subsequently recorded through December 31, 2000 in connection with incremental payments being due under the terms of the original agreement, with $400,000 paid in 2000 and $500,000 paid in 2001.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

International Language Engineering Corporation

On April 9, 1999, Lionbridge’s wholly owned subsidiary, INT’L.com, acquired ILE, a company based in Colorado with additional operations in The Netherlands, for total consideration of $9,237,000, consisting of 1,983,017 shares of common stock valued at $3,407,000 and 936,991 shares of Series D redeemable preferred stock valued at $5,830,000. In addition, long-term debt of ILE in the amount of $3,250,000 was assumed. Upon the acquisition, all outstanding options to purchase common stock of ILE were exchanged for options to purchase common stock of the Company under similar terms. The transaction was accounted for using the purchase method of accounting, and the results of ILE have been included in the accompanying financial statements as of the acquisition date. The purchase price, including direct cost of the acquisition, was allocated based on the fair value of the acquired assets and liabilities assumed as follows:

Current assets	$3,244,000
Property and equipment	1,922,000
Current liabilities	(3,765,000)
Installed customer base	1,800,000
Acquired workforce	1,200,000
Completed technology	800,000
Acquired in-process research and development	300,000
Goodwill	7,322,000

$12,823,000

The value of acquired in-process research and development was recorded as an operating expense as of the acquisition date.

Motus!

At December 31, 1998, Lionbridge’s wholly owned subsidiary, INT’L.com, had a 32.8% equity investment in Motus!, a French-based provider of localization and translation services. This investment was accounted for using the equity method. On September 30, 1999, INT’L.com acquired the remaining equity interest in Motus! For $124,000 in cash and 4,540 options to purchase common stock of the Company valued at $20,000. The transaction was accounted for using the purchase method of accounting, and the results of Motus! have been included in the accompanying financial statements as of the date of the acquisition. The purchase price, including direct costs of the acquisition, was allocated based on the fair value of the acquired assets and liabilities assumed as follows:

Property, equipment and long-term receivables	$15,000
Current liabilities	(87,000)
Goodwill	217,000

$145,000

Language Services Operations of Nortel

On January 17, 2000, Lionbridge acquired certain assets of the language services operation of Nortel Networks Corporation (“Nortel”) in Montreal and Ottawa, Canada; Beijing, China; Sao Paulo, Brazil; Sunrise, Florida; and Bogota, Colombia for cash of $2,476,000. In connection with the purchase, Nortel awarded a preferred vendor designation to Lionbridge as part of a three-year services agreement, under which Lionbridge

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will provide a full range of translation and localization services for Nortel. The purchase agreement provides for certain contingent payments to be made by Lionbridge, dependent on the level of revenues generated under the services agreement over the three-year period. No such contingent payments were due as a result of revenues generated in 2001 or 2000. The transaction was accounted for using the purchase method of accounting, and results of the operations acquired are included in the accompanying financial statements from the date of the asset purchase. The purchase price was allocated based on the fair values of the acquired assets and liabilities assumed as follows:

Current assets	$1,693,000
Property and equipment	140,000
Current liabilities	(57,000)
Acquired workforce	377,000
Goodwill	323,000

$2,476,000

The initial calculation of goodwill did not include any contingent consideration. Future payments, if any, under the contingent payment arrangement will increase goodwill. In 2001, the employees acquired as part of the transaction were terminated due to the closure of the Montreal and Florida offices. As a result, the unamortized balance of $264,000 attributable to the acquired workforce was written off. Pro forma statements of operations for the year ended December 31, 1999 would not differ materially from reported results.

Quality Group Labs, Inc.

On January 2, 2001, Lionbridge acquired Quality Group Labs, Inc. (“Quality Group Labs”), a company based in Massachusetts, for total initial consideration of $250,000 in cash and 74,488 shares of Lionbridge common stock valued at $233,000. The acquisition was accounted for using the purchase method of accounting, and the results of Quality Group Labs are included in the accompanying financial statements from the date of acquisition. The purchase price was allocated based on the fair values of the acquired assets and liabilities assumed as follows:

Property and equipment	$50,000
Goodwill	433,000

$483,000

Pro forma statements of operations would not differ materially from reported results. Additional goodwill of $160,000 was subsequently recorded in 2002 in connection with incremental stock issuances of 60,000 shares of Lionbridge common stock made under the terms of the original agreement. The agreement does not provide for any further consideration.

Data Dimensions, Inc.

On June 21, 2001, Lionbridge acquired Data Dimensions, Inc. (“Data Dimensions”), a company based in Washington with operations in the United States, Ireland and the United Kingdom, by means of a merger. Upon the effective date of the merger, each outstanding share of Data Dimensions common stock was converted into the right to receive 0.190884 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

aggregate of 2,588,316 shares of Lionbridge common stock valued at $12,652,000. Upon the completion of the merger, all outstanding options and warrants to purchase common stock of Data Dimensions, with a fair value at that time of $1,179,000, were assumed by Lionbridge and converted into options and warrants to purchase 451,860 shares of common stock of Lionbridge under similar terms. The transaction was accounted for using the purchase method of accounting, and the results of Data Dimensions are included in the accompanying financial statements from the date of acquisition. The purchase price, including direct costs of acquisition, has been allocated based on the fair values of the acquired assets and liabilities assumed as follows:

Current assets	$12,217,000
Property and equipment	2,216,000
Long-term assets	656,000
Current liabilities	(7,964,000)
Goodwill	7,189,000

$14,314,000

Pro Forma Disclosures (Unaudited)

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2001, 2000 and 1999 assume that the acquisitions of VeriTest, ILE, and Motus! occurred as of January 1, 1999 and the acquisition of Data Dimensions occurred as of January 1, 2000:

	2001	2000	1999
Revenue	$112,879,000	$147,557,000	$93,010,000
Net loss	(35,580,000)	(32,815,000)	(35,961,000)
Basic and diluted net loss per share attributable to common stockholders	(1.11)	(1.33)	(3.32)

For each period presented, the pro forma results include estimates of the interest expense on debt used to finance the purchases and the depreciation and amortization of intangible assets based on the purchase price allocations. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred at the beginning of the periods presented or that may be obtained in the future.

Amortization of Goodwill

The expense of amortizing goodwill related to all acquisitions was $5,600,000, $4,965,000, and $4,957,000 in 2001, 2000 and 1999, respectively. Additionally, amortization of $1,051,000, $1,538,000 and $1,156,000 was recorded in 2001, 2000 and 1999, respectively, in connection with other intangible assets acquired.

6.    Debt:

Debt consisted of the following at December 31:

	2001	2000
Lines of credit	$8,551,000	$10,273,000
Notes payable to stockholders	6,750,000	7,500,000
Subordinated debt, net of discount of $2,898,000 at December 31, 2001	11,082,000	5,981,000
Equipment financing facility	535,000	848,000

Total debt	26,918,000	24,602,000
Less current portion	9,600,000	11,337,000

Long-term debt, less current portion and discount	$17,318,000	$13,265,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lines of Credit

On June 28, 2001, Lionbridge entered into a new line of credit agreement with a commercial bank. Under the terms of the agreement, Lionbridge is able to borrow up to $13,000,000, based on the value of certain current assets worldwide. The interest rate payable on any outstanding borrowings is prime plus 2.0% per year (6.75% at December 31, 2001). The line expires on June 27, 2002. Borrowings outstanding under the line of credit agreement are collateralized by certain assets of Lionbridge. The amount outstanding on the line of credit at December 31, 2001 was $8,551,000. The agreement requires Lionbridge to comply with various covenants, including the maintenance of certain financial ratios and restrictions on the payment of dividends. In conjunction with the new line of credit, Lionbridge issued a warrant to the commercial bank for the purchase of 75,000 shares of common stock at an exercise price of $1.81 per share, valued at $115,000. This amount has been treated as a deferred financing cost and will be amortized through interest expense over the original life of the agreement. The new line of credit replaces Lionbridge’s prior line of credit agreements with the same commercial bank. At December 31, 2000, $10,273,000 was outstanding under the prior lending arrangements at interest rates ranging from 9.5% to 10.5% per year.

Notes Payable to Stockholders

On August 13, 1998, as part of a cash and stock dividend to the INT’L.com stockholders on record as of that date, subordinated promissory notes to stockholders in the aggregate amount of $3,500,000 were issued. The notes bear interest at 6% per year for the first year of the term of the notes, and the interest rate increases by 1% for each successive year of the term of the notes. One half of the interest accruing in each semi-annual period is payable semi-annually on January 1 and June 30 during the term of the notes and the remaining interest is payable upon the maturity of the notes. The principal amount of the notes, together with any accrued but unpaid interest, is payable in April 2005.

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

On April 9, 1999, Lionbridge’s wholly owned subsidiary, INT’L.com, assumed ILE’s obligation under a promissory note to a former ILE stockholder in the amount of $3,250,000 as part of the acquisition of ILE. The promissory note accrues interest at 8.5% per year and matures June 27, 2002. The promissory note is subordinate to all indebtedness owed by INT’L.com to any bank, pension fund, insurance fund or other financial institutions.

Subordinated Debt

In 1999, Lionbridge entered into two subordinated debt agreements pursuant to which 12% senior subordinated notes were issued. The outstanding aggregate principal amount of such notes, together with all accrued and unpaid interest thereon, was required to repaid upon the earlier of January 31, 2002 or an underwritten public offering by Lionbridge with aggregate proceeds of at least $10,000,000. In December 2001, the subordinated debt agreements were amended to extend the maturity date of the notes to April 15, 2002. The notes are subject to certain covenant restrictions, including maintenance of certain financial ratios, and are collateralized by certain assets of Lionbridge. The terms of the subordinated debt agreements prohibit Lionbridge from paying dividends to its stockholders. As of December 31, 2001 and 2000, $5,981,000 was outstanding under these subordinated notes. In connection with the issuance of these notes, Lionbridge issued detachable warrants to purchase 1,533,260 shares of common stock at a price of $0.015 per share, valued at $5,967,000. These warrants were exercised in full in 1999. The aggregate value of the warrants issued in connection with these financings was recorded as a discount on subordinated notes payable and was amortized as additional

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest expense using the straight-line method over the period from issuance until August 1999, based on the initially expected repayment of the debt upon the initial public offering of securities by Lionbridge.

On June 29, 2001, Lionbridge entered into a subordinated debt agreement pursuant to which a 12% promissory note in the amount of $5,000,000 was issued. The principal under the note was initially due on October 31, 2001, with interest payable quarterly in arrears. However, as a result of terms included in the original subordinated debt agreement, on October 31, 2001, the note automatically converted into a new note with essentially identical terms but with a principal amount of $8,000,000. The new note is due on September 30, 2006, with interest payable quarterly in arrears at 12% per year. In connection with the issuance of the $5,000,000 note, Lionbridge issued a warrant to purchase up to 900,000 shares of common stock at a price of $0.80 per share. The fair value ascribed to this warrant was $738,000 and was recorded as a discount on subordinated notes payable and was amortized to interest expense through October 31, 2001, the date of originally expected repayment. The note is subject to certain covenant restrictions and the terms of the subordinated debt agreement restricts Lionbridge from paying dividends to its stockholders. The $3,000,000 discount on the new note is being accreted through interest expense on a straight-line basis over the period from November 1, 2001 to September 30, 2006. Accretion of $101,000 was recorded in the year ended December 31, 2001.

Equipment Financing Facility

On February 25, 2000, Lionbridge entered into a equipment financing arrangement whereby it may borrow an aggregate of $1,350,000 to fund equipment purchases. Advances under the arrangement are collateralized by certain fixed assets and are payable in monthly installments with interest through September 2003. Borrowings under the notes totaled $535,000 and $848,000 at December 31, 2001 and 2000, respectively, and bear interest at rates ranging from 15.6% to 16.3%.

Convertible Promissory Notes to Stockholders

In August 1999, Lionbridge’s wholly owned subsidiary, INT’L.com, received $2,000,000 through the issuance of convertible promissory notes to existing investors. The convertible notes accrued interest at 10% per year and were due to mature in August 2001. The convertible promissory notes were subordinate to the INT’L.com line of credit. The outstanding principal and accrued interest were convertible at the option of the lenders into shares of INT’L.com equity securities. The notes and all accrued interest thereon were paid in full upon the closing of the merger (see Note 4). As additional consideration to the investors, INT’L.com issued warrants to purchase 56,753 shares of its common stock at an exercise price of $1.45 per share. The warrants were exercised in full in May 2000 by means of a cashless exercise, resulting in the issuance of 49,547 shares of Lionbridge common stock.

7.    Commitments:

Lease Commitments

The Company leases certain equipment and office space under noncancelable agreements and leases which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases at December 31, 2001 were as follows:

Year ending December 31,
2002	$4,622,000
2003	2,779,000
2004	1,207,000
2005	763,000
2006	523,000
Thereafter	5,670,000

$15,564,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rental expense charged to operations was $4,615,000, $4,729,000, and $3,115,000 in 2001, 2000, and 1999, respectively.

8.    Stockholders’ Equity (Deficit):

Private Placements of Common Stock

In June 2000, Lionbridge issued 1,500,000 shares of its common stock at $8.50 per share in a private placement for total consideration received of approximately $12.8 million before expenses. These shares were subsequently registered in a Registration Statement on Form S-3 filed with the Securities and Exchange Commission in September 2000.

In August 2001, Lionbridge sold 460,000 shares of its common stock at $0.55 per share, the then fair market value, to its Chairman and Chief Executive Officer for aggregate consideration of $253,000 in a private placement.

Reverse Stock Split

Effective August 13, 1999, the Company’s Board of Directors declared a 2-for-3 reverse common stock split. All references in these consolidated financial statements to shares of common stock have been retroactively adjusted to reflect this reverse stock split.

Deferred Compensation

During the year ended December 31, 1999, Lionbridge recorded deferred compensation in connection with options granted at exercise prices below the then fair market value of Lionbridge’s common stock totaling $3,803,000, representing the aggregate difference between the estimated fair market value of Lionbridge’s common stock on the date of grant and the exercise price of each option. This deferred compensation is being amortized over the four-year vesting period of the related options, resulting in amortization of $565,000, $799,000 and $730,000 in the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, $484,000, $348,000 and $236,000 of deferred compensation has been reversed due to cancellation of the underlying options in the years ended December 31, 2001, 2000 and 1999, respectively.

Employee Stock Purchase Plan

On June 15, 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), effective upon the consummation of the Company’s initial public offering. The Purchase Plan is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The Purchase Plan allows for the issuance of 1,000,000 shares of Lionbridge’s common stock to eligible employees. Under the Purchase Plan, Lionbridge is authorized to make a series of offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering is equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower. The Company issued 73,763 and 31,228 shares of common stock during 2001 and 2000, respectively, pursuant to the Purchase Plan at a weighted-average price per share of $1.55 and $9.08, respectively.

Stock Option Plans

Lionbridge maintains a stock option plan (the “Plan”) for the issuance of incentive and nonqualified stock options. As amended through October 2000, the maximum number of shares of common stock available for issuance under the Plan is 8,522,032 shares. Options to purchase common stock are granted at the discretion of

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Board of Directors. Generally, stock options vest over a four-year period as follows: 25% on the first anniversary of the date of grant and semi-annually thereafter in equal installments over the remaining three-year period. Stock options generally expire ten years (five years in certain cases) from the date of grant.

Under the terms of the Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum. Prior to the Company’s initial public offering of securities, the Board of Directors, in assessing the fair market value of Lionbridge’s common stock, considered factors relevant at the time, including recent third-party transactions, significant new customers, composition of the management team, recent hiring results, Lionbridge’s financial condition and operating results and the lack of a public market for Lionbridge’s common stock.

Harvard Translations and INT’L.com also maintained stock option plans which were assumed by Lionbridge and provided for grants of options to officers, consultants and employees that expire ten years (five years in certain cases) from date of grant. The stock option grants generally vest over four to five years except for certain options that have acceleration clauses effective upon certain circumstances including a change of ownership or control. Upon the mergers of Harvard Translations and INT’L.com, Lionbridge assumed options for the purchase of 742,584 shares of common stock. No further options will be granted under these plans.

Data Dimensions maintained stock option plans which provided for grants to employees and directors that generally expire in five years from the date of grant. The stock options generally vest over four years. Upon the acquisition of Data Dimensions, Lionbridge assumed options for the purchase of 408,911 shares of Lionbridge common stock. No further options will be granted under these plans.

Transactions involving all plans for the period from January 1, 1999 to December 31, 2001 are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 1999	2,651,303	$ 0.668
Granted	1,614,542	5.855
Exercised	(758,693)	1.100
Canceled	(255,783)	3.806

Outstanding at December 31, 1999	3,251,369	2.896
Granted	2,056,400	10.271
Exercised	(952,059)	1.239
Canceled	(519,655)	8.973

Outstanding at December 31, 2000	3,836,055	6.440
Granted	3,780,211	4.734
Exercised	(448,460)	0.327
Canceled	(1,397,116)	9.494

Outstanding at December 31, 2001	5,770,690	5.058

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2000, the Company issued 68,022 shares of Lionbridge common stock in connection with a net settlement exercise of stock options for the purchase of 166,473 shares of common stock.

Options for 1,873,997, 1,129,057, and 852,350 shares were exercisable at December 31, 2001, 2000 and 1999, respectively. There were 997,321, 3,204,738, and 1,872,274 shares available for future grant under the Plan at December 31, 2001, 2000 and 1999, respectively.

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.15	316,960	5.2 years	$0.15	316,960	$0.15
0.30	103,980	6.1 years	0.30	84,203	0.30
0.45	2,562	6.3 years	0.45	1,623	0.45
0.90-1.31	163,573	8.9 years	1.14	30,411	1.05
1.50-2.15	1,629,548	8.3 years	1.53	361,630	1.60
2.40-3.59	1,344,700	8.4 years	3.11	100,000	3.19
3.61-4.92	158,133	7.0 years	4.83	139,189	4.82
5.81-8.49	1,400,841	8.1 years	7.34	522,044	7.84
9.01-9.75	180,167	7.3 years	9.73	112,165	9.73
10.79-11.38	60,980	8.2 years	11.36	24,417	11.33
17.03-19.73	392,694	8.1 years	18.38	164,803	18.30
40.55-59.51	3,106	5.1 years	52.83	3,106	52.83
65.48-89.06	7,915	5.8 years	80.94	7,915	80.94
107.40-146.06	5,341	5.5 years	130.81	5,341	130.81
173.56	190	5.7 years	173.56	190	173.56

	5,770,690			1,873,997

Had compensation cost for stock options granted to employees been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, Lionbridge’s net loss for 2001, 2000 and 1999 would have been increased to $28,498,000, $23,179,000, and $33,955,000, respectively, and the net loss per common share attributable to common stockholders for 2001, 2000 and 1999 would have been increased to $0.97, $1.08, and $3.14, respectively. The weighted-average fair value of options granted during 2001 and 2000 was $1.89 and $6.64 per share, respectively. The estimated weighted-average fair value of Lionbridge, Harvard Translations and INT’L.com options granted during 1999 was $3.04, $3.55 and $0.83, respectively. Stock options granted with an exercise price in the range from $1.50 through $9.75 per share have an exercise price which exceeded the fair value of the underlying common stock on the date of the grant. The weighted average fair value of these options, which were all granted in 1999, was $2.18 per share.

The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model. The following assumptions were used for options granted: (i) weighted-average risk free interest rates of 4.8%, 6.4%, and 5.3% to 6.0% for 2001, 2000 and 1999, respectively, (ii) weighted-average expected option

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lives of 4.0 years for each of 2000 and 2001 and 4.0 to 10.0 years for 1999, (iii) no expected dividend yield, and (iv) an expected volatility factor of 94.0% for 2001, 85.0% for 2000, and 85.0% for the period since Lionbridge’s initial public offering of securities in August 1999 through December 31, 1999.

9.    Income Taxes:

The components of the provision for income taxes are as follows for the years ended December 31:

	2001	2000	1999
Current:
State	$—	$—	$20,000
Foreign	424,000	373,000	160,000

Total current provision	$424,000	$373,000	$180,000

Deferred:
Foreign	$15,000	$243,000	$519,000

Total deferred provision	$15,000	$243,000	$519,000

The benefit from the utilization of net operating loss carryforwards in Europe during the years ended December 31, 2001, 2000 and 1999 was recorded as a reduction of goodwill of $15,000, $243,000 and $519,000, respectively, rather than a tax provision benefit, since the deferred tax assets associated with these carryforwards had been fully reserved at the time of the original acquisition of the businesses in 1996.

The components of the loss before income taxes were as follows for the years ended December 31:

	2001	2000	1999
United States	$(23,943,000)	$(19,576,000)	$(28,337,000)
Foreign	(69,000)	(83,000)	(4,171,000)

Loss before income taxes	$(24,012,000)	$(19,659,000)	$(32,508,000)

The consolidated deferred tax assets (liabilities) of the Company were as follows at December 31:

	2001	2000
U.S. net operating loss carryforwards	$20,721,000	$12,412,000
Foreign net operating loss carryforwards	5,847,000	5,427,000
Difference in accounting for amortization and depreciation	2,816,000	1,128,000
Nondeductible reserves and accruals	1,731,000	1,350,000
Research and development tax credits	247,000	203,000
Other	342,000	215,000
Valuation allowance	(31,704,000)	(20,959,000)

Net deferred tax liabilities	$—	$(224,000)

Management of Lionbridge has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered Lionbridge’s history of losses and concluded that it is not certain that Lionbridge will generate future taxable income prior to

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the expiration of these net operating losses. Accordingly, the deferred tax assets have been fully reserved. Management reevaluates the positive and negative evidence periodically.

At December 31, 2001, Lionbridge had net operating loss carryforwards for U.S. federal income tax purposes of approximately $53,000,000 that may be used to offset future taxable income, which begin to expire in 2012. Of this amount, $1,078,000 relates to deductions from the exercise of stock options. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. The Company has federal research and development tax credits which may be used to offset future income tax of approximately $180,000, which expire in 2019. Additionally, Lionbridge has net operating loss carryforwards in France of approximately $2,078,000, which begin to expire in 2003; net operating loss carryforwards in Japan of approximately $2,297,000, which begin to expire in 2003; net operating loss carryforwards in Canada of approximately $2,808,000, which begin to expire in 2007; net operating loss carryforwards in Germany of approximately $1,004,000, which may be carried forward indefinitely; and net operating loss carryforwards in The Netherlands of approximately $8,370,000, which may be carried forward indefinitely.

Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards which could be used annually to offset future taxable income and income tax liability.

10.    Merger, Restructuring and Other Charges:

The following table summarizes activity with respect to merger, restructuring and other charges for the years ended December 31:

	2001	2000	1999
Merger costs (credits), net	$(20,000)	$2,465,000	$—
Restructuring charges, net	2,537,000	915,000	1,197,000
Impairment of long-lived assets	336,000	886,000	—

	$2,853,000	$4,266,000	$1,197,000

During the year ended December 31, 2001, Lionbridge recorded a net merger credit of $20,000 in operating expenses. This amount consists primarily of fees for professional services incurred in connection with Lionbridge’s attempted acquisition of Mendez S.A., offset by the receipt of a $1.0 million fee from the successful bidder for Mendez S.A.

Restructuring charges of $2,537,000 were recorded in the year ended December 31, 2001. These charges relate to: (i) the costs of consolidating Lionbridge facilities in the United States as a result of the acquisition of Data Dimensions, consisting primarily of accruals for lease payments on vacant office space, and (ii) costs associated with workforce reductions in the United States, Canada, Brazil, Japan, China, Korea, Germany, Ireland, The Netherlands, the United Kingdom and France, consisting of 154 technical staff, 26 sales and marketing staff and 50 administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. The restructuring charge for the year ended December 31, 2001 is presented net of a $66,000 reversal of a charge recorded in the quarter ended March 31, 2001 due to subsequent events which reduced the amount of benefits paid on behalf of a terminated employee.

Impairment charges for long-lived assets for the year ended December 31, 2001 of $336,000 relate primarily to the write-off of acquired workforce and software licenses as a result of the closure of the Company’s office in Montreal, Canada during the second quarter of 2001.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Merger costs for the year ended December 31, 2000 of $2,465,000 consist of fees for investment banking, legal and accounting services and other direct costs incurred in connection with Lionbridge’s mergers with Harvard Translations and INT’L.com.

Restructuring charges for the year ended December 31, 2000 of $915,000 relate to: (i) the costs of closing facilities in the United States, France and The Netherlands as a result of the merger with INT’L.com, consisting primarily of accruals for lease payments on vacant office space, and (ii) costs associated with workforce reductions in Canada, the United States and France, consisting of six technical staff and three administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. The restructuring charge for the year ended December 31, 2000 is presented net of a $162,000 reversal of a charge recorded in the second quarter of 2000, due to subsequent events which have reduced the potential loss on vacant office space.

Impairment charges for long-lived assets for the year ended December 31, 2000 of $886,000 relate to the write-off of property and equipment, primarily consisting of previously capitalized licenses for software, that was abandoned as a result of Lionbridge’s merger with INT’L.com.

Restructuring charges for the year ended December 31, 1999 of $1,197,000 consist of charges related to workforce reductions in INT’L.com’s United States operating sites, consisting of 36 technical staff, 14 administrative staff and four sales staff.

At December 31, 2001, accruals totaling $364,000 related to restructuring charges, in addition to accruals of $2,078,000 related to restructuring charges which were assumed upon the acquisition of Data Dimensions, remained on the consolidated balance sheet. Lionbridge currently anticipates that all merger and restructuring accrual balances will be fully utilized by December 31, 2002, except for certain long-term contractual obligations relating to leases for facilities, $648,000 of which related to long-term lease obligations on unused facilities and is included in Other Long-term liabilities.

During the years ended December 31, 2001 and 2000, the Company utilized $917,000 and $2,465,000, respectively, of accruals related to merger costs and $3,800,000 and $712,000, respectively, related to restructuring charges.

11.    Employee Benefit Plans:

Lionbridge maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees may participate in the 401(k) plan subject to certain eligibility requirements. Under the 401(k) plan, a participant may contribute a maximum of 15% of his or her pre-tax salary, commissions and bonuses through payroll deductions (up to the statutorily prescribed annual limit—$10,500 in 2001) to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the Board of Directors, Lionbridge may make discretionary profit-sharing contributions into the 401(k) plan for all eligible employees. For the years ended December 31, 2001, 2000 and 1999, discretionary contributions totaled approximately $315,000, $0 and $0, respectively. In addition, as of December 31, 2001, the Company maintained defined benefit pension plans for employees in The Netherlands and France, and a defined contribution scheme for employees in Ireland. Total benefit plan contributions charged to operations were $407,000, $361,000 and $416,000 in 2001, 2000 and 1999, respectively.

Harvard Translations, INT’L.com, and Data Dimensions maintained 401(k) retirement plans for employees meeting certain age and service requirements. The plans provided for voluntary employee contributions from their annual compensation as well as matching contributions by Harvard Translations, INT’L.com or Data Dimensions. For the years ended December 31, 2001, 2000 and 1999, matching contributions totaled approximately $0, $51,000, and $87,000, respectively. These plans are in the process of being terminated and the assets of the Harvard Translations and INT’L.com plans will be transferred to the Lionbridge 401(k) plan. Assets of the Data Dimensions plan are in the process of being refunded to the participating employees.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Operating Segment and Geographical Information:

Lionbridge has determined that its operating segments are those that are based on its method of internal reporting, which separately presents its business by the geographic site in which services are performed. Lionbridge has combined those segments which meet the aggregation criteria of SFAS No. 131 in determining its reportable segments.

The Company’s reportable segments are Localization and Testing. The Localization segment provides product localization and content globalization services that enable simultaneous worldwide release and ongoing maintenance of products and related technical support, training materials, and sales and marketing information in multiple languages. The Testing segment provides comprehensive testing of software, hardware and Web sites, as well as product certification programs. Application and development services as well as all other unallocated enterprise costs are reflected in the “Corporate and Other” category.

The table below presents information about the reported net loss of the Company for the years ended December 31, 2001, 2000 and 1999. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Localization	Testing	Corporate and Other	Eliminations	Total
2001
External revenue	$80,976,000	$17,250,000	$2,978,000		$101,204,000

Depreciation and amortization	$1,965,000	$1,558,000	$6,989,000		$10,512,000

Segment contribution	$10,671,000	$(667,000)	$629,000		$10,633,000
Interest income (expense), income tax expense and other items of income (expense)	(5,520,000)	(3,855,000)	(25,709,000)		(35,084,000)

Net income (loss)	$5,151,000	$(4,522,000)	$(25,080,000)		$(24,451,000)

2000
External revenue	$103,532,000	$11,617,000	$—		$115,149,000

Inter-segment revenue	$—	$27,000	$—	$(27,000)	$—

Depreciation and amortization	$2,898,000	$464,000	$6,866,000		$10,228,000

Segment contribution	$20,192,000	$1,607,000	$—		$21,799,000
Interest income (expense), income tax expense and other items of income (expense)	(10,235,000)	(1,596,000)	(30,243,000)		(42,074,000)

Net income (loss)	$9,957,000	$11,000	$(30,243,000)		$(20,275,000)

1999
External revenue	$81,582,000	$7,182,000	$—		$88,764,000

Inter-segment revenue	$—	$315,000	$—	$(315,000)	$—

Depreciation and amortization	$2,678,000	$402,000	$6,310,000		$9,390,000

Segment contribution	$3,378,000	$1,384,000	$—		$4,762,000
Interest income (expense), income tax expense and other items of income (expense)	(10,018,000)	(1,120,000)	(26,831,000)		(37,969,000)

Net income (loss)	$(6,640,000)	$264,000	$(26,831,000)		$(33,207,000)

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001, revenue from one customer totaled 13% of consolidated revenue.

A summary of Lionbridge’s operations and other financial information by geographical region follows:

	Year Ended December 31,
	2001	2000	1999
Revenues:
United States	$53,162,000	$63,267,000	$47,981,000
Ireland	18,001,000	14,390,000	14,398,000
France	13,449,000	14,442,000	11,725,000
China	6,763,000	6,422,000	3,710,000
The Netherlands	6,510,000	8,341,000	7,618,000
Japan	3,797,000	5,096,000	3,817,000
Germany	2,729,000	3,674,000	2,947,000
Other	2,330,000	6,224,000	548,000
Eliminations	(5,537,000)	(6,707,000)	(3,980,000)

	$101,204,000	$115,149,000	$88,764,000

A summary of Lionbridge’s operations and other financial information by geographical region follows:

	December 31,
	2001	2000	1999
Long-lived assets:
United States	$3,967,000	$1,835,000	$4,052,000
Asia	559,000	665,000	455,000
France	439,000	1,210,000	847,000
Ireland	521,000	434,000	552,000
Other	168,000	1,436,000	899,000

	$5,654,000	$5,580,000	$6,805,000

Foreign revenue is presented based on the country in which projects are managed.

Lionbridge has agreements with the Irish Industrial Development Agency regarding financial grants to its Irish subsidiaries from this agency. Under the agreements, the Irish subsidiaries may not pay dividends or otherwise distribute cash, including any distributions to Lionbridge.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2001	2000	1999
Interest paid	$1,860,000	$2,291,000	$2,083,000

Income taxes paid (refunded), net	$(4,817,000)	$124,000

Noncash investing and financing activities:
Issuance of warrants for common stock in connection with debt (Note 6)	$853,000		$6,221,000

Lionbridge acquired all of the outstanding capital stock of Data Dimensions in exchange for common stock valued at $12,652,000 and the assumption of options and warrants valued at $1,179,000 in 2001. In conjunction with the purchase, liabilities were assumed as follows:

Fair value of assets acquired and goodwill	$22,278,000
Fair value of options and warrants assumed	(1,179,000)
Common stock issued	(12,652,000)

Liabilities assumed	$8,447,000

Lionbridge acquired all of the outstanding capital stock of Quality Group Labs for cash of $483,000 in 2001. In conjunction with the purchase, liabilities were assumed as follows:
Fair value of assets acquired and goodwill	$483,000
Cash paid for assets acquired	(250,000)
Common stock issued	(233,000)

Liabilities assumed	$—

Lionbridge acquired certain assets of the language services operation of Nortel for $2,476,000 in 2000. In conjunction with the purchase, liabilities were assumed as follows:
Fair value of assets acquired and goodwill		$2,533,000
Cash paid for assets acquired		(2,476,000)

Liabilities assumed		$57,000

Lionbridge, or a wholly owned subsidiary of Lionbridge, purchased all of the outstanding capital stock of VeriTest, ILE and Motus! in 1999 for $13,715,000. In conjunction with these acquisitions, liabilities were assumed as follows:

Fair value of assets acquired and goodwill			$22,201,000
Cash paid for capital stock			(3,384,000)
Common stock issued			(3,751,000)
Preferred stock issued			(5,830,000)
Notes issued			(750,000)

Liabilities assumed			$8,486,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Valuation and Qualifying Accounts:

The following table sets forth activity in Lionbridge’s accounts receivable reserve:

Year ended:	Balance at Beginning of Year	Charges to Operations	Deductions	Balance at End of Year
December 31, 1999	$722,000	$614,000	$(214,000)	$1,122,000
December 31, 2000	1,122,000	498,000	(921,000)	699,000
December 31, 2001	699,000	520,000	(287,000)	932,000

15.    Net Loss per Share Attributable to Common Stockholders:

Diluted net loss per share attributable to common stockholders does not differ from basic net loss per share attributable to common stockholders since potential common shares from the conversion of preferred stock and the exercise of stock options and warrants are anti-dilutive for all years presented and are therefore excluded from the calculation. Preferred stock convertible into 0, 0 and 2,639,766 shares of common stock, options to purchase 5,734,434, 3,836,055 and 3,251,369 shares of common stock, and warrants to purchase 524,275, 0 and 347,084 shares of common stock outstanding were not included in the calculation of diluted net loss per share for the years ended December 31, 2001, 2000 and 1999, respectively .

16.    Subsequent Events:

In March 2002, the commercial bank which holds the Company’s line of credit indicated in a letter to Lionbridge its intention to extend the credit facility through April 1, 2003. As a result, the amount outstanding under this line of credit of $8,551,000 has been classified as a long-term liability on the consolidated balance sheet as of December 31, 2001.

In March 2002, the United States District Court for the Southern District of New York entered an order dismissing without prejudice the claims against Lionbridge and its officers and directors in a certain securities class action lawsuit filed in July 2001. The complaint in this action asserted, among other things, that Lionbridge’s initial public offering prospectus and registration statement contained material misrepresentations and/or omissions regarding the conduct of Lionbridge’s initial public offering underwriters in allocating shares in Lionbridge’s initial public offering to the underwriters’ customers. In connection with this dismissal, Lionbridge and the individual defendants have agreed to extend the duration of applicable limitations periods as to such claims until December 31, 2002.

In March 2002, Nasdaq notified Lionbridge that Lionbridge’s common stock may be subject to delisting from the Nasdaq National Market due to Lionbridge’s noncompliance with listing standards that require Lionbridge to maintain either (i) minimum stockhoders’ equity of at least $10,000,000 or (ii) a minimum bid price of $3.00 per share (regardless of the amount of Lionbridge’s stockholders’ equity). Lionbridge has until June 17, 2002 to regain compliance with either standard.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    March 29, 2002

LIONBRIDGE TECHNOLOGIES, INC. (Registrant)

By:	/s/ STEPHEN J. LIFSHATZ
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

Signature	Titles	Date

/s/ RORY J. COWAN	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 29, 2002

Rory J. Cowan

/s/ STEPHEN J. LIFSHATZ	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 29, 2002

Stephen J. Lifshatz

/s/ MARCIA J. HOOPER	Director	March 29, 2002

Marcia J. Hooper

/s/ GUY L. DE CHAZAL	Director	March 29, 2002

Guy L. de Chazal

/s/ ROGER O. JEANTY	Director	March 29, 2002

Roger O. Jeanty

/s/ CLAUDE P. SHEER	Director	March 29, 2002

Claude P. Sheer

/s/ PAUL KAVANAGH	Director	March 29, 2002

Paul Kavanagh

S-1

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2001

Exhibit No.	Exhibit
3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Form of Amended and Restated By-laws of Lionbridge (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	1998 Stock Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed September 14, 2000 (File No. 333-81233) and incorporated herein by reference).

10.2**	1999 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

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

10.7
Third Restated Registration Rights Agreement dated May 22, 2000 between Lionbridge, the Lionbridge shareholders party to the Second Restated Registration Rights Agreement, the former shareholders of INT’L.com, Inc. and the former shareholder of Harvard Translations, Inc. (filed as Exhibit 99.2 to the Current Report on Form 8-K filed June 1, 2000 (File No. 333-81233) and incorporated herein by reference).

10.8
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

10.12**
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

10.20
Second Amendment to lease dated as of December 10, 1999 between Bay Colony Corporate Center LLC and Lionbridge (filed as Exhibit 10.49 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 1999 and incorporated herein by reference).

10.21	Harvard Translations, Inc. 1997 Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.22
IC Global Services, Inc. 1998 Stock Plan(Amended and Restated April 6, 1999) (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.23
International Language Engineering Corporation Amended and Restated 1997 Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.24
Letter Agreement by and between Capital Resource Lenders III, L.P., Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors II Annex, L.P. and Lionbridge Technologies, Inc. dated March 27, 2001 (filed as Exhibit 10.70 to the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-26933) and incorporated herein by reference).

Exhibit No.	Exhibit

10.25
Letter Agreement by and between Capital Resource Lenders III, L.P., Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors II Annex, L.P. and Lionbridge Technologies Holdings, B.V. dated March 27, 2001 (filed as Exhibit 10.71 to the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-26933) and incorporated herein by reference).

10.26
Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 8, 2001 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

10.27
Amendment No. 1 to Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 16, 2001 (filed as Exhibit 2.2 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

10.28**
Agreement between Lionbridge Technologies, Inc. and Roger Jeanty dated as of June 20, 2001 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.29**
Agreement between Lionbridge Technologies, Inc. and Peter Wright dated as of June 21, 2001 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.30
Loan and Security Agreement between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc. and Silicon Valley Bank dated as of June 28, 2001 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.31
Promissory Note between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc. and Silicon Valley Bank dated as of June 28, 2001 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.32
Guarantee between Lionbridge Technologies, Inc. and Silicon Valley Bank dated as of June 28, 2001 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.33
Loan Agreement between Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank dated as of June 28, 2001 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.34
Promissory note between Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland, and Silicon Valley Bank dated as of June 28, 2001 (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30 , 2001 and incorporated herein by reference).

10.35
Guarantee between Lionbridge Technologies, Inc. and Silicon Valley bank dated as of June 28, 2001 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.36
Warrant to Purchase Stock of Lionbridge dated as of June 28, 2001 issued to Silicon Valley Bank (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

Exhibit No.	Exhibit

10.37
Note and Warrant Purchase Agreement between Lionbridge Technologies, Inc. and Capital Resource Partners IV, L.P. dated as of June 29, 2001 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.38
Promissory note between Lionbridge Technologies, Inc. and Capital Resource Partners IV, L.P. dated as of June 29, 2001 (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.39
Warrant to Purchase Stock of Lionbridge dated as of June 29, 2001 issued to Capital Resource Partners IV, L.P. (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.40
Guarantee between each of the direct or indirect subsidiaries of Lionbridge Technologies, Inc. in favor of Capital Resource Partners IV, L.P. dated as of June 29, 2001 (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.41
Amended and Restated Promissory Note between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc., Data Dimensions, Inc., and Silicon Valley Bank dated as of September 24, 2001 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.42
Loan Document Modification Agreement between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc., Data Dimensions, Inc., and Silicon Valley Bank dated as of September 24, 2001 (field as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.43
Data Dimensions, Inc. 1988 Incentive Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.44
Data Dimensions, Inc. 1997 Stock Option Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.45
ST Labs Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.46
Non-Qualified Stock Option Agreement between Peter Allen and Data Dimensions, Inc. (filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.47*	Office Lease between Flatirons Cottonwood, Inc. and International Language Engineering Corporation dated as of December 28, 2001.

10.48*
Amendment to First Amended and Restated Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings, Inc., Capital Resource Lenders III, L.P. and Capital Resource Investment Partners III, L.L.C. dated as of December 31, 2001.

10.49*
Amendment to First Amended and Restated Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings B.V., Capital Resource Lenders III, L.P. and Capital Resource Investment Partners III, L.L.C. dated as of December 31, 2001.

Exhibit No.	Exhibit

10.50*
Amendment to Senior Subordinated Promissory Note between Lionbridge Technologies Holdings B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of December 31, 2001.

10.51*
Amendment to Senior Subordinated Promissory Note among Lionbridge Technologies Holdings, Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of December 31, 2001.

10.52*	First Amendment to Lease by and between Mission Street Development LLC and INT’L.com, Inc. dated as of February 28, 2002.

10.53*	Second Amendment to Lease by and between Cornerstone Suburban Office, L.P. and Lionbridge Technologies, Inc. dated as of February 28, 2002.

10.54*
Amendment No. 1 to Third Restated Registration Rights Agreement dated as of June 29, 2001 among Lionbridge Technologies, Inc., each of the other parties listed in Schedule A to the Third Restated Registration Rights Agreement dated as of May 22, 2000, Capital Resource Lenders III, L.P., CRP Investment Partners III, LLC, Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors Annex, L.P., and each of the affiliates of both INT’L.com, Inc. and Harvard Translations, Inc. listed on Schedule B thereto.

21.1*	Subsidiaries of Lionbridge.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Arthur Andersen LLP.

24.1*	Power of Attorney (included in signature page).

*	Filed herewith.
**	Indicates a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).