Form 10-Q
period 2002-03-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2002-05-15
CIK 1058299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission File Number 000-26933

Lionbridge Technologies, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3398462
(State of Incorporation)	(I.R.S. Employer Identification No.)

950 Winter Street, Waltham, MA 02451
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: 781-434-6000

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).
Yes    ☒    No    ☐

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.
Yes    ☒    No    ☐

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2002 was 31,639,635.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,281	$11,711
Accounts receivable, net of allowances of $682 and $932 at March 31, 2002 and December 31, 2001, respectively	13,166	16,791
Work in process	5,902	4,286
Other current assets	1,716	1,336

Total current assets	31,065	34,124
Property and equipment, net	3,900	4,463
Goodwill	14,050	13,890
Other acquired intangible assets, net	897	1,079
Other assets	1,615	1,191

Total assets	$51,527	$54,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$4,657	$9,600
Accounts payable	7,613	7,121
Accrued compensation and benefits	5,184	4,592
Accrued outsourcing	2,953	2,373
Accrued merger and restructuring	1,228	1,794
Other accrued expenses	4,032	3,815
Deferred revenue	1,751	3,053
Other current liabilities	67	67

Total current liabilities	27,485	32,415

Long-term debt, less current portion and net of discounts of $2,746 and $2,898 at March 31, 2002 and December 31, 2001, respectively	20,500	17,318
Other long-term liabilities	1,412	1,566
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 31,595,846 and 31,165,470 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	316	312
Additional paid-in capital	106,571	105,845
Accumulated deficit	(105,661)	(103,776)
Deferred compensation	(915)	(641)
Subscriptions receivable	(102)	(102)
Accumulated other comprehensive income	1,921	1,810

Total stockholders’ equity	2,130	3,448

Total liabilities and stockholders’ equity	$51,527	$54,747

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Revenue	$24,890	$27,280
Cost of revenue	15,391	17,065

Gross profit	9,499	10,215

Operating expenses:
Sales and marketing	2,440	3,126
General and administrative	7,298	8,931
Research and development	418	644
Amortization of acquisition-related intangible assets	182	1,670
Merger, restructuring and other charges	—	125
Stock-based compensation	225	148

Total operating expenses	10,563	14,644

Loss from operations	(1,064)	(4,429)
Interest expense:
Interest on outstanding debt	718	542
Accretion of discount on debt	152	—
Other expense, net	206	418

Loss before income taxes	(2,140)	(5,389)
Provision for (benefit from) income taxes	(255)	143

Net loss	$(1,885)	$(5,532)

Basic and diluted net loss per share	$(0.06)	$(0.20)
Shares used in computing basic and diluted net loss per share	31,521	27,826

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(1,885)	$(5,532)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangible assets	182	1,670
Stock-based compensation	225	148
Accretion of discount on debt	152	—
Depreciation and amortization of property and equipment	765	817
Provision for (reversal of) allowance for doubtful accounts	(108)	127
Other	168	40
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,657	(1,330)
Work in process	(1,633)	408
Other current assets	(385)	96
Other assets	(418)	(118)
Accounts payable	485	1,462
Accrued compensation and benefits	923	(1,175)
Accrued outsourcing	598	(301)
Accrued merger and restructuring	(726)	(86)
Other accrued expenses	(31)	490
Deferred revenue	(1,291)	(608)

Net cash provided by (used in) operating activities	678	(3,892)

Cash flows from investing activities:
Purchases of property and equipment	(222)	(478)
Payments for businesses acquired, net of cash acquired	—	(250)

Net cash used in investing activities	(222)	(728)

Cash flows from financing activities:
Net decrease in short-term debt	—	(1,024)
Payments of long-term debt	(1,913)	(814)
Proceeds from issuance of common stock under option and employee stock purchase plans	69	99
Payments of capital lease obligations	(19)	(86)

Net cash used in financing activities	(1,863)	(1,825)

Net decrease in cash and cash equivalents	(1,407)	(6,445)
Effects of exchange rate changes on cash and cash equivalents	(23)	(314)
Cash and cash equivalents at beginning of period	11,711	16,741

Cash and cash equivalents at end of period	$10,281	$9,982

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    FINANCIAL INFORMATION

The accompanying consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for collectibility of receivables, calculating revenue using the percentage-of-completion method, and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates.

The Company anticipates that its existing capital resources, including the extension of its line of credit, and cash flows from operations will be adequate to satisfy its capital requirements for at least one year from March 31, 2002. To the extent that capital resources are less than expected or operating objectives are not achieved, management is committed to pursuing alternative financing arrangements or reducing expenditures as necessary to meet its cash requirements through March 31, 2003. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce certain discretionary spending to provide adequate liquidity.

2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	March 31, 2002	December 31, 2001
Computer software and equipment	$12,870,000	$12,913,000
Furniture and office equipment	3,102,000	3,103,000
Leasehold improvements	1,893,000	1,815,000

	17,865,000	17,831,000
Less: accumulated depreciation and amortization	(13,965,000)	(13,368,000)

	$3,900,000	$4,463,000

3.    BUSINESS ACQUISITIONS

In January 2001, Lionbridge acquired Quality Group Labs, Inc., a company based in Massachusetts, for total initial consideration of approximately $483,000, comprised of $250,000 in cash and 74,488 shares of Lionbridge common stock valued at $233,000. The acquisition was accounted for using the purchase method of accounting. At the time of the acquisition, Lionbridge recorded $433,000 of goodwill. Additional goodwill of $160,000 was recorded in 2002 in connection with an incremental stock issuance of 60,000 shares of Lionbridge common stock made under the terms of the original agreement. The agreement does not provide for any further consideration.

4.    DEBT

Debt consists of the following:

	March 31, 2002	December 31, 2001
Line of credit	$6,724,000	$8,551,000
Notes payable to stockholders	6,750,000	6,750,000
Subordinated debt, net of discounts of $2,746,000 and $2,898,000 at March 31, 2002 and December 31, 2001, respectively	11,235,000	11,082,000
Equipment financing facility	448,000	535,000

Total debt	25,157,000	26,918,000
Less: current portion	4,657,000	9,600,000

Long-term debt, less current portion and discounts	$20,500,000	$17,318,000

Line of Credit

On June 28, 2001, Lionbridge entered into a line of credit agreement with a commercial bank. Under the terms of the agreement, Lionbridge is able to borrow up to $13,000,000, based on the value of certain current assets worldwide. The interest rate payable on any outstanding borrowings is prime plus 2% (6.75% at March 31, 2002 and December 31, 2001). The line expires on June 27, 2002. Borrowings outstanding under the line of credit agreement are collateralized by certain assets of Lionbridge. The amounts outstanding on the line of credit at March 31, 2002 and December 31, 2001 were $6,724,000 and $8,551,000, respectively. The agreement requires Lionbridge to comply with various covenants, including the maintenance of certain financial ratios and restrictions on the payment of dividends. In conjunction with the line of credit, Lionbridge issued a warrant to the commercial bank for the purchase of 75,000 shares of common stock at an exercise price of $1.81 per share, valued at $115,000. This amount has been treated as a deferred financing cost and is being amortized through interest expense over the original term of the agreement.

In March 2002, the commercial bank indicated in a letter to Lionbridge its intention to extend the line of credit agreement through April 1, 2003, and in April 2002, the line of credit agreement was amended to extend the maturity date to April 1, 2003. As a result, the amount outstanding under the line of credit has been classified as a long-term liability on the consolidated balance sheet as of March 31, 2002 and December 31, 2001.

Notes Payable to Stockholders

On August 13, 1998, as part of a cash and stock dividend to the stockholders on record as of that date of Lionbridge’s wholly owned subsidiary, INT’L.com, Inc. (“INT’L.com”), promissory notes to stockholders in the aggregate amount of $3,500,000 were issued. The notes bear interest at 6% per year for the first year of the term of the notes, and the interest rate increases by 1% for each successive year of the term of the notes. One-half of the interest accruing in each semi-annual period is payable semi-annually on January 1 and June 30 during the term of the notes and the remaining interest is payable upon the maturity of the notes. The principal amount of the notes, together with any accrued but unpaid interest, is payable in April 2005.

On April 9, 1999, INT’L.com assumed International Language Engineering Corporation’s (“ILE”) obligation under a promissory note to a former ILE stockholder in the amount of $3,250,000 as part of the acquisition of ILE. The promissory note accrues interest at 8.5% per year and matures June 27, 2002. The promissory note is subordinate to all indebtedness owed by INT’L.com to any bank, pension fund, insurance fund or other financial institutions.

Subordinated Debt

In 1999, Lionbridge entered into two subordinated debt agreements pursuant to which 12% senior subordinated notes were issued. The outstanding aggregate principal amount of such notes, together with all accrued and unpaid interest thereon, was required to be repaid upon the earlier of January 31, 2002 or an underwritten public offering by Lionbridge with aggregate proceeds of at least $10,000,000. In December 2001, the subordinated debt agreements were amended to extend the maturity date of the notes to April 15, 2002. The notes are subject to certain covenant restrictions, including maintenance of certain financial ratios, and are collateralized by certain assets of Lionbridge. The terms of the subordinated debt agreement prohibit Lionbridge from paying dividends to its stockholders. As of March 31, 2002 and December 31, 2001, $5,981,000 was outstanding under these subordinated notes.

On May 15, 2002, one of the subordinated debt agreements was amended to extend the maturity date of the notes to April 30, 2004. As a result, the balance of $4,981,000 outstanding under this agreement has been classified as a long-term liability on the consolidated balance sheet as of March 31, 2002. The Company currently is in the process of finalizing the amendment of the remaining $1,000,000 subordinated debt agreement to extend its maturity date and expects to complete the amendment on similar terms as the first agreement.

On June 29, 2001, Lionbridge entered into a subordinated debt agreement pursuant to which a 12% promissory note in the amount of $5,000,000 was issued. The principal under the notes was initially due on October 31, 2001, with interest payable quarterly in arrears. However, as a result of terms included in the original subordinated debt agreement, on October 31, 2001, the note automatically converted into a new note with essentially identical terms but with a principal amount of $8,000,000. The new note is due on September 30, 2006, with interest payable quarterly in arrears at 12% per year. In connection with the issuance of the $5,000,000 note, Lionbridge issued a warrant to purchase 900,000 shares of common stock at a price of $0.80 per share. The fair value ascribed to this warrant was $738,000 and was recorded as a discount on subordinated notes payable and was amortized to interest expense through October 2001, the date of the originally expected repayment. The note is subject to certain covenant restrictions and the terms of the subordinated debt agreement restrict Lionbridge from paying dividends to its stockholders. The $3,000,000 discount on the new note is being accreted through interest expense on a straight-line basis over the period from November 1, 2001 to September 30, 2006. Accretion of $152,000 was recorded in the quarter ended March 31, 2002.

Equipment Financing Facility

On February 25, 2000, Lionbridge entered into an equipment financing arrangement whereby it may borrow an aggregate of $1,350,000 to fund equipment purchases. Advances under the arrangement are collateralized by certain fixed assets and are payable in monthly installments with interest through September 2003. Borrowings under the notes totaled $448,000 and $535,000 at March 31, 2002 and December 31, 2001, respectively, and bear interest at rates ranging from 16.3% to 16.5% per year.

5.    STOCKHOLDERS’ EQUITY

In January 2002, Lionbridge recorded deferred compensation of approximately $537,000, representing the fair market value of 298,500 restricted shares of Lionbridge common stock issued to certain employees at that time. These restricted shares vest ratably after one and two years of continued employment with the Company. The deferred compensation is being amortized over the two-year period that the restrictions on the common stock lapse. The amortization of deferred compensation is recorded as an operating expense and totaled $67,000 for the three-month period ended March 31, 2002.

Additional stock-based compensation expense of $158,000 and $148,000 was recorded for the three months ended March 31, 2002 and 2001, respectively, in connection with the vesting of options granted in 1999.

6.    COMPREHENSIVE LOSS

Total comprehensive loss was approximately $1,774,000 and $5,233,000 for the three-month periods ended March 31, 2002 and 2001, respectively, which consists of net loss and the net change in the cumulative foreign currency translation adjustment.

7.    NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders does not differ from basic net loss per share attributable to common stockholders since potential common shares from the exercise of stock options and warrants are anti-dilutive for all periods presented and are therefore excluded from the calculation. Options outstanding to purchase 5,265,539 and 5,211,063 shares of common stock and warrants outstanding to purchase 1,017,949 and 0 shares of common stock were not included in the calculations of diluted net loss per share for the quarters ended March 31, 2002 and 2001, respectively.

8.    MERGER, RESTRUCTURING AND OTHER CHARGES

Restructuring charges of $125,000 for the three months ended March 31, 2001 relate to costs associated with workforce reductions in the United States and France, consisting of ten technical staff, two sales and marketing staff and two administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded.

At March 31, 2002, accruals totaling $97,000 related to restructuring charges, in addition to accruals of $1,617,000 related to restructuring obligations which were assumed upon the acquisition of Data Dimensions, Inc. in June 2001, remained on the consolidated balance sheet. Lionbridge currently anticipates that all restructuring-related accrual balances will be utilized by December 31, 2002, except for certain long-term contractual obligations relating to leases for unused facilities of $486,000 which are included in Other long-term liabilities.

9.    INCOME TAXES

The company’s net benefit from income taxes of $255,000 for the three months ended March 31, 2002 includes a $391,000 benefit related to a U.S. Federal income tax refund available as a result of legislative changes in 2002, as well as a provision of $136,000 for foreign income taxes. The Company’s provision for income taxes for the quarter ended March 31, 2001 of $143,000 related to foreign income taxes.

10.    SEGMENT INFORMATION

Lionbridge has determined that its operating segments are those that are based on its method of internal reporting, which separately presents its business by the geographic site in which services are performed. Lionbridge has combined those segments which meet the aggregation criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131 in determining its reportable segments.

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

The table below presents information about the reported net loss of Lionbridge for the three-month periods ended March 31, 2002 and 2001. Asset information by segment is not reported, since such information is not produced internally by Lionbridge.

	Three Months Ended March 31,
	2002	2001
External revenue:
Localization	$17,636,000	$24,085,000
Testing	5,689,000	3,195,000

Corporate and other	1,565,000	—

Total	$24,890,000	$27,280,000

Net income (loss):
Localization	$730,000	$2,357,000
Testing	60,000	248,000
Corporate and other	(2,675,000)	(8,137,000)

Total	$(1,885,000)	$(5,532,000)

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2002	2001
Lionbridge purchased all of the outstanding capital stock of Quality Group Labs, Inc. for $483,000 in 2001. In conjunction with the purchase, liabilities were assumed as follows:
Fair value of assets acquired and goodwill		$483,000
Cash paid for assets acquired		(250,000)
Common stock issued		(233,000)

Liabilities assumed		$—

12.    CHANGE IN ACCOUNTING

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and, therefore, the results of operations for the quarter ended March 31, 2002 exclude amortization expense of goodwill. As required by SFAS No. 142, the Company will complete its initial assessment of goodwill impairment by June 30, 2002.

In the quarter ended March 31, 2002, the Company evaluated the useful lives assigned to its intangible assets, which resulted in no changes to such useful lives. Additionally, the Company transferred acquired workforce of $270,000 into goodwill as of January 1, 2002. Intangible assets as of March 31, 2002 consist of the VeriTest tradename and the acquired customer base of ILE.

Net loss and loss per share for the quarter ended March 31, 2001, as adjusted for the exclusion of amortization expense, are as follows:

	Three Months Ended March 31, 2001		Impact of Exclusion of Goodwill Amortization Expense
	As Reported	As Adjusted
Loss before income taxes (as originally reported)	$(5,389,000)	$(5,389,000)
Adjustment for the exclusion of goodwill amortization	—	1,285,000	$1,285,000

Loss before income taxes	(5,389,000)	(4,104,000)	1,285,000
Provision for income taxes	143,000	143,000

Net loss	$(5,532,000)	$(4,247,000)	1,285,000

Basic and diluted net loss per share	$(0.20)	$(0.15)	$0.05

Lionbridge currently expects to amortize the remaining balance of intangible assets as of March 31, 2002 in the fiscal periods ending:

December 31, 2002	$346,000
December 31, 2003	$461,000
December 31, 2004	$90,000

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties, including the Company’s expectations regarding its future liquidity needs. These statements are based on various assumptions by management regarding future circumstances over many of which Lionbridge has little or no control. A number of important factors, including those identified under the caption “Factors That May Affect Future Results” in Lionbridge’s Annual Report on Form 10-K, filed April 1, 2002 (SEC File No. 000-26933) as well as factors discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) uncertainty in the technology market; (ii) the delay of one of Lionbridge’s clients’ product releases or the loss of a major client; (iii) delays in the commencement or continuation of services by Lionbridge clients; (iv) Lionbridge’s ability to attract and retain key personnel; (v) difficulties Lionbridge may encounter in the integration of operations of Data Dimensions, Inc.; (vi) Lionbridge’s potential liability for defects or errors in the solutions it provides; (vii) Lionbridge’s potential failure to keep pace with the rapidly changing requirements of its customers; (viii) the entry of additional competitors into the marketplace; (ix) foreign currency fluctuations, particularly with respect to the Euro; (x) political, economic and business fluctuations in international markets; (xi) future acquisitions (including the potential diversion of management attention and financial resources and the ability of acquired businesses to achieve satisfactory operating results); and (xii) downturns in economic conditions generally. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Introduction

Lionbridge is a leading provider of solutions for worldwide deployment of technology and content, serving global businesses in the technology, financial services, manufacturing and life sciences industries. Lionbridge’s suite of services includes: product localization, content globalization, comprehensive testing, product certification and application development. Founded in 1996, Lionbridge manages some of its services under the VeriTest brand for comprehensive and product certification testing, the Harvard Translations brand for specialty translation and print/Web publishing services for the financial services and life science industries, and the ChinaConnect brand for Web integration services and wireless application services applicable to the Chinese-speaking market.

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

Lionbridge has experienced operating losses, as well as net losses, for each year of its operations and, as of March 31, 2002, had an accumulated deficit of $105.7 million.

Acquisitions

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through March 31, 2002 have resulted in the recognition of approximately $38.7 million of goodwill and other intangible assets on its balance sheet. Goodwill had been amortized using a five-year life until the Company’s adoption of Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on January 1, 2002, at which time amortization of goodwill ceased and was replaced by periodic impairment testing. Other acquired intangible assets are generally amortized over three to five years.

Merger, Restructuring and Other Charges

Restructuring charges for the three months ended March 31, 2001 of $125,000 relate to costs associated with workforce reductions in the United States and France, consisting of ten technical staff, two sales and marketing staff and two administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded.

At March 31, 2002, accruals totaling $97,000 related to restructuring charges, in addition to accruals of $1,617,000 related to restructuring obligations which were assumed upon the acquisition of Data Dimensions, Inc. in June 2001 remained on the consolidated balance sheet. Lionbridge currently anticipates that all restructuring-related accrual balances will be utilized by December 31, 2002, except for certain long-term contractual obligations relating to leases for unused facilities of $486,000 which are included in Other long-term liabilities.

Non-cash Charges

Deferred Compensation.    Lionbridge recorded deferred compensation of approximately $3.8 million in the first six months of 1999, representing the difference between the exercise price of stock options granted and the fair market value for accounting purposes of the underlying common stock at the date of the grant. The deferred compensation is being amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $2.2 million had been amortized and $1.1 million had been reversed due to cancellation of the underlying options as of March 31, 2002. The amortization of this deferred compensation is recorded as an operating expense and totaled $158,000 and $148,000 for the three-month periods ended March 31, 2002 and 2001, respectively.

In January 2002, Lionbridge recorded deferred compensation of approximately $537,000, representing the fair market value of 298,500 restricted shares of Lionbridge common stock issued to certain employees at that time. The deferred compensation is being amortized over the two-year period that the restrictions on the common stock lapse. The amortization of deferred compensation is recorded as an operating expense and totaled $67,000 for the three-month period ended March 31, 2002.

Lionbridge currently expects to amortize the following remaining amounts of deferred compensation as of March 31, 2002 in the fiscal periods ending:

December 31, 2002	$647,000
December 31, 2003	$268,000

Original Issue Discount on Debt.    Interest expense for the three-month periods ended March 31, 2002 and 2001 includes approximately $152,000 and $0, respectively, for the accretion of the $3.0 million discount on subordinated debt issued in June 2001. The principal under the note was due on October 31, 2001. However, as a result of terms included in the original subordinated debt agreement, on October 31, 2001, the note automatically converted into a new note with essentially identical terms but with a principal amount of $8,000,000 due on September 30, 2006. The $3.0 million discount on the new notes is being accreted through interest expense on a straight-line basis over the period from November 1, 2001 to September 30, 2006.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of revenues.

	Three Months Ended March 31,
	2002	2001
	(unaudited)
Revenue	100.0%	100.0%
Cost of revenue	61.8	62.6

Gross profit	38.2	37.4

Operating expenses:
Sales and marketing	9.8	11.4
General and administrative	29.4	32.7
Research and development	1.7	2.4
Amortization of acquisition-related intangible assets	0.7	6.1
Merger, restructuring and other charges	—	0.5
Stock-based compensation	0.9	0.5

Total operating expenses	42.5	53.6

Loss from operations	(4.3)	(16.2)
Interest expense:
Interest on outstanding debt	2.9	2.0
Accretion of discount on debt	0.6	—
Other expense, net	0.8	1.6

Loss before income taxes	(8.6)	(19.8)
Provision for (benefit from) income taxes	(1.0)	0.5

Net loss	(7.6%)	(20.3%)

Revenue.    Revenue for the quarter ended March 31, 2002 was $24.9 million compared to revenue of $27.3 million for the quarter ended March 31, 2001, a decrease of $2.4 million or 8.8%. The decrease is due a decrease in the number of customers quarter over quarter, reflecting the continuing effect of the global economic slowdown in the technology sector. This decrease was partially offset by additional revenue derived from the operations of Data Dimensions, Inc. which was acquired in June 2001.

Cost of Revenue.    Cost of revenue consists primarily of outsourcing expense incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. As a percentage of revenue, cost of revenue decreased to 61.8% for the quarter ended March 31, 2002 as compared to 62.6% for the corresponding period of the prior year. The $1.7 million decrease is primarily attributable to reduced reliance on external consultants and translators and lower sales volume in the first quarter of 2002 as compared to the first quarter of 2001. This decrease was partially offset by increased expenses resulting from the operations of Data Dimensions, Inc. acquired in the second quarter of 2001.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, and promotional expenses. Sales and marketing costs of $2.4 million for the quarter ended March 31, 2002 decreased 21.9%, or $686,000, from $3.1 million during the corresponding quarter of the previous year. The decrease is primarily attributable to reduced headcount-related expenses and savings resulting from curtailed marketing expenditures of $496,000 and $201,000, respectively. As a percentage of revenue, sales and marketing expenses decreased to 9.8% in the first quarter of 2002 from 11.4% in the first three months of 2001 for the same reasons as noted above.

General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits; facilities costs, including depreciation and amortization; information systems costs; professional fees; travel; and all other site and corporate costs. General and administrative expenses for the three months ended March 31, 2002 decreased 18.3% to $7.3 million from $8.9 million during the corresponding period of 2001. The decrease is primarily composed of lower salaries and associated employee benefits of approximately $964,000, reduced bad debt expense of approximately $235,000 and the deferral of certain corporate expenditures of approximately $337,000. These items were partially offset by a increase in telecommunications and equipment-related expenses. This decrease was partially offset by increased expenses resulting from the operations of Data Dimensions, Inc. acquired in the second quarter of 2001. As a percentage of revenue, general and administrative expenses decreased from 32.7% to 29.4% for the three-month periods ended March 31, 2001 and 2002, respectively, due primarily to the decreases noted above.

Research and Development.    Research and development expenses relate to the Lionbridge Globalization Platform™, an array of configurable technologies used in the globalization process, and include salaries and associated employee benefits, equipment, depreciation and third-party contractor expenses. Research and development expenses of $418,000 for the quarter ended March 31, 2002 decreased 35.1% from $644,000 from the corresponding quarter of the previous year. The reduction is primarily composed of lower usage of third-party contractors and lower headcount-related expenses of approximately $117,000 and reduced equipment-related expenses of $79,000.

Amortization of Acquisition–related Intangible Assets.    Amortization of acquisition–related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses and, in 2001, amortization of goodwill arising from business acquisitions. In 2002, Lionbridge ceased amortization of goodwill in accordance with SFAS No. 142. Amortization expense of $182,000 for the three months ended March 31, 2002 relates solely to the amortization of identifiable intangible assets. Amortization expense of $1.7 million for the three months ended March 31, 2001 was comprised of $1.3 million and $385,000 relating to the amortization of goodwill and identifiable intangible assets, respectively.

Interest Expense.    Interest expense represents interest paid or payable on debt and the accretion of discounts on subordinated notes. Interest expense increased to $870,000 for the three months ended March 31, 2002 as compared to $542,000 for the three months ended March 31, 2001. This fluctuation was principally due to $152,000 of accretion of the original issue discount on notes issued in June 2001 as well as increased interest expense due to the higher level of borrowing during the first quarter of 2002 as compared to the corresponding period of the preceding year.

Provision for Income Taxes.    The provision for (benefit from) income taxes for the three months ended March 31, 2002 and 2001 represents taxes owed on income generated in foreign jurisdictions and, for the three months ended March 31, 2002, a $391,000 benefit related to a U.S. Federal income tax refund available as a result of legislative changes in 2002. Lionbridge recorded no other tax benefit for losses generated in other jurisdictions during these periods due to the uncertainty of realizing any benefit.

Liquidity and Capital Resources

As of March 31, 2002, Lionbridge had a commercial credit facility that allowed it to borrow up to $13.0 million, expiring in April 2002. The credit facility was subsequently renewed with a maturity date of April 1, 2003. The facility requires Lionbridge to maintain certain financial covenants and restricts the payment of dividends. The facility bears interest at a rate of prime plus 2.0% (6.75% at March 31, 2002) and is collateralized by certain assets of Lionbridge. As of March 31, 2002, $6.7 million was outstanding under the facility.

Cash and cash equivalent balances decreased to $10.3 million at March 31, 2002 from $11.7 million at December 31, 2001. Net cash generated from operating activities was $678,000 for the three-month period ended March 31, 2002 while $3.9 million of cash was used in operations for the corresponding period of 2001. Cash was used in these periods primarily to fund the net losses of $1.9 million and $5.5 million incurred during the periods, respectively, offset in part by depreciation, amortization and other non-cash expenses, and changes in operating assets and liabilities. Lionbridge has not experienced any significant trends in accounts receivable and work in progress other than changes relative to the decrease in sales. Fluctuations in accounts receivable from period to period relatives to changes in sales are a result of timing of customer invoicing and receipt of payments from customers. Net cash used in investing activities was $222,000 for the three months ended March 31, 2002 as compared to $728,000 for the corresponding period of 2001. Investing activities for these periods were purchases of equipment in both periods as well as the acquisition of Quality Group Labs, Inc. in the first quarter of 2001. Net cash used in financing activities was $1.9 million and $1.8 million in the first three months of 2001 and 2000, respectively. These amounts were principally a result of a reduction in amounts outstanding under the line of credit facility and the repayment of long-term notes.

As of March 31, 2002, Lionbridge had cash and cash equivalents of $10.3 million and an additional $401,000 available for borrowing under the bank line of credit. Lionbridge currently has principal payments on debt of $4.7 million due within the next twelve months. Lionbridge’s future financing requirements will depend upon a number of factors, including its operating performance and increases in operating expenses associated with growth in its business. Lionbridge anticipates that its present cash position and available financing should provide adequate cash to fund its currently anticipated cash needs through at least the next 12 months. Lionbridge expects to seek additional financing during 2002, but cannot assure you that additional financing, if needed, will be available to Lionbridge at terms acceptable to it, if at all.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lionbridge is exposed to market risk related to changes in interest rates and foreign currency exchange rates. Lionbridge does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk.    Lionbridge is exposed to market risk from changes in interest rates with respect to its line of credit with a commercial bank. There was $6.7 million outstanding as of March 31, 2002 under this credit facility. A hypothetical increase of 1% in the variable rate used as the basis for the interest charges on the line of credit in the year ended December 31, 2002 would result in an estimated $67,000 increase in annualized interest expense, assuming a constant outstanding balance of $6.7 million. Lionbridge is exposed to market risk through its investing activities. Lionbridge’s investment portfolio consists solely of investments in high-grade, commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediate available liquidity or their short maturity. In addition, Lionbridge’s ability to finance future operations or acquisition transactions may be impacted if it is unable to obtain appropriate financing at acceptable rates.

Foreign Currency Exchange Rate Risk.    The majority of Lionbridge’s contracts with clients are denominated in U.S. dollars. However, 38% and 37% of its costs and expenses for the three months ended March 31, 2002 and 2001, respectively, were denominated in foreign currencies. Thirty-eight percent and 35% of its assets were recorded in foreign currencies as of March 31, 2002 and December 31, 2001, respectively. Twenty-five percent and 17% of its liabilities were recorded in foreign currencies as of March 31, 2002 and December 31, 2001, respectively. Therefore, Lionbridge is exposed to foreign currency exchange risks. Lionbridge has not historically tried to reduce its exposure to exchange rate fluctuations by using hedging transactions. However, it may choose to do so in the future. Lionbridge may not be able to do this successfully. Accordingly, it may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On or about July 24, 2001, a purported securities class action lawsuit captioned “Samet v. Lionbridge Technologies, Inc. et al.” (01-CV-6770) was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering. The complaint in this action asserted, among other things, that Lionbridge’s initial public offering registration statement contained misstatements and/or omissions regarding the underwriters’ alleged conduct in allocating shares in Lionbridge’s initial public offering to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order dismissing without prejudice the claims against Lionbridge and its officers and directors (the case remained pending against the underwriter defendants). On April 19, 2002, the plaintiffs filed an amended complaint naming as defendants not only the underwriter defendants but also Lionbridge and certain of its officers and directors. The amended complaint asserts claims under both the registration and antifraud provisions of the federal securities laws relating to, among other allegations, the underwriters’ alleged conduct in allocating shares in the Company’s initial public offering and the disclosures contained in the Company’s registration statement. The Company understands that various plaintiffs have filed approximately 1000 lawsuits making substantially similar allegations against approximately 300 other publicly traded companies in connection with the underwriting of their public offerings. The Company and its officers and directors believe that the allegations in the lawsuit against them are without merit and intend to contest them vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending litigation. The Company is currently unable to estimate any potential loss associated with this matter.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit Number	Description

10.1 *
Loan Document Modification Agreement (No. 2) dated as of April 29, 2002 by and among Silicon Valley Bank, INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc, Lionbridge Technologies California, Inc. and Data Dimensions, Inc.

10.2 *	Guarantee Modification Agreement (No. 1) dated as of April 29, 2002 by and between Lionbridge Technologies, Inc. and Silicon Valley Bank.

10.3 *
Amended and Restated Promissory Note dated as of April 29, 2002 between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc., Data Dimensions, Inc. and Silicon Valley Bank.

10.4 *
Loan Document Modification Agreement (No.1) dated as of April 29, 2002 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank.

10.5 *	Guarantee Modification Agreement (No. 1) dated as of April 29, 2002 by and between Lionbridge Technologies, Inc and Silicon Valley Bank,

10.6 *	Allonge dated as of April 29, 2002 by and between Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank.

Filed herewith.

(b)  Reports on Form 8-K.

None.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

Dated: May 15, 2002	By:	/s/ Stephen J. Lifshatz
Stephen J. Lifshatz
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description

10.1	*
Loan Document Modification Agreement (No. 2) dated as of April 29, 2002 by and among Silicon Valley Bank, INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc, Lionbridge Technologies California, Inc. and Data Dimensions, Inc.

10.2	*	Guarantee Modification Agreement (No. 1) dated as of April 29, 2002 by and between Lionbridge Technologies, Inc. and Silicon Valley Bank.

10.3	*
Amended and Restated Promissory Note dated as of April 29, 2002 between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc., Data Dimensions, Inc. and Silicon Valley Bank.

10.4	*
Loan Document Modification Agreement (No.1) dated as of April 29, 2002 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank.

10.5	*	Guarantee Modification Agreement (No. 1) dated as of April 29, 2002 by and between Lionbridge Technologies, Inc and Silicon Valley Bank,

10.6	*	Allonge dated as of April 29, 2002 by and between Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank.

* Filed herewith.