Form 10-Q
period 2002-06-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2002-08-14
CIK 1058299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                  to

Commission File Number 000-26933

LIONBRIDGE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	04-3398462 (I.R.S. Employer Identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 10, 2002 was 31,647,844.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share information)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,187	$11,711
Accounts receivable, net of allowances of $551 and $932 at June 30, 2002 and December 31, 2001, respectively	16,558	16,791
Work in process	6,195	4,286
Other current assets	2,261	1,336

Total current assets	37,201	34,124
Property and equipment, net	3,640	4,463
Goodwill	14,050	13,890
Other acquired intangible assets, net	782	1,079
Other assets	1,672	1,191

Total assets	$57,345	$54,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$14,336	$9,600
Accounts payable	9,207	7,121
Accrued compensation and benefits	4,763	4,592
Accrued outsourcing	2,973	2,373
Accrued merger and restructuring	942	1,794
Other accrued expenses	4,600	3,815
Deferred revenue	2,137	3,053
Other current liabilities	69	67

Total current liabilities	39,027	32,415

Long-term debt, less current portion and net of discounts of $2,593 and $2,898 at June 30, 2002 and December 31, 2001, respectively	14,901	17,318
Other long-term liabilities	1,461	1,566
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 31,647,844 and 31,165,470 shares issued and outstanding June 30, 2002 and December 31, 2001, respectively	317	312
Additional paid-in capital	107,259	105,845
Accumulated deficit	(107,016)	(103,776)
Deferred compensation	(738)	(641)
Subscriptions receivable	—	(102)
Accumulated other comprehensive income	2,134	1,810

Total stockholders’ equity	1,956	3,448

Total liabilities and stockholders’ equity	$57,345	$54,747

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$29,482	$22,693	$54,372	$49,973
Cost of revenue	17,928	14,435	33,319	31,500

Gross profit	11,554	8,258	21,053	18,473

Operating expenses:
Sales and marketing	2,758	2,821	5,198	5,947
General and administrative	8,147	7,920	15,445	16,851
Research and development	280	594	698	1,238
Amortization of acquisition-related intangible assets	115	1,628	297	3,298
Merger, restructuring and other charges	—	2,088	—	2,213
Stock-based compensation	270	165	495	313

Total operating expenses	11,570	15,216	22,133	29,860

Loss from operations	(16)	(6,958)	(1,080)	(11,387)
Interest expense:
Interest on outstanding debt	797	565	1,515	1,107
Accretion of discount on debt	153	—	305	—
Other expense, net	312	102	518	520

Loss before income taxes	(1,278)	(7,625)	(3,418)	(13,014)
Provision for (benefit from) income taxes	77	89	(178)	232

Net loss	$(1,355)	$(7,714)	$(3,240)	$(13,246)

Basic and diluted net loss per share	$(0.04)	$(0.27)	$(0.10)	$(0.47)
Shares used in computing basic and diluted net loss per share	31,629	28,214	31,578	28,022

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,240)	$(13,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of acquisition-related intangible assets	297	3,298
Stock-based compensation	495	313
Stock-based financing charges	46	—
Accretion of discount on debt	305	—
Impairment of long-lived assets	—	336
Depreciation and amortization of property and equipment	1,499	1,698
Provision for allowance for doubtful accounts	—	152
Other	(102)	65
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	840	4,407
Work in process	(1,603)	1,327
Other current assets	(587)	173
Other assets	(235)	55
Accounts payable	1,799	1,982
Accrued compensation and benefits	272	(1,703)
Accrued outsourcing	428	(1,557)
Accrued merger and restructuring	(1,178)	—
Other accrued expenses	455	(557)
Deferred revenue	(1,008)	(562)

Net cash used in operating activities	(1,517)	(3,819)

Cash flows from investing activities:
Purchases of property and equipment	(614)	(898)
Payments for businesses acquired, net of cash acquired	—	761

Net cash used in investing activities	(614)	(137)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	5,000
Net increase (decrease) in other short-term debt	2,017	(3,620)
Payments of long-term debt	—	(900)
Proceeds from issuance of common stock under option and employee stock purchase plans	115	210
Payments of capital lease obligations	(37)	(135)
Collection of subscriptions receivable	102	—

Net cash provided by financing activities	2,197	555

Net increase (decrease) in cash and cash equivalents	66	(3,401)
Effects of exchange rate changes on cash and cash equivalents	410	(239)
Cash and cash equivalents at beginning of period	11,711	16,741

Cash and cash equivalents at end of period	$12,187	$13,101

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

The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for collectibles of receivables, calculating revenue using the percentage-of-completion method, and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates.

2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	June 30, 2002	December 31, 2001
Computer software and equipment	$13,241,000	$12,913,000
Furniture and office equipment	3,220,000	3,103,000
Leasehold improvements	1,858,000	1,815,000

	18,319,000	17,831,000
Less: Accumulated depreciation and amortization	(14,679,000)	(13,368,000)

	$3,640,000	$4,463,000

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

On June 21, 2001, Lionbridge acquired Data Dimensions, Inc. (“Data Dimensions”), a company based in Washington with operations in the United States, Ireland and the United Kingdom, by means of a merger. Upon the effective date of the merger, each outstanding share of Data Dimensions common stock was converted into the right to receive 0.190884 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 2,588,316 shares of Lionbridge common stock valued at $12,652,000. Upon the completion of the merger, all outstanding options and warrants to purchase common stock of Data Dimensions, with a fair value at that time of $1,179,000, were assumed by Lionbridge and converted into options and warrants to purchase common stock of Lionbridge under similar terms. The transaction was accounted for using the purchase method of accounting. Lionbridge recorded $ 7,189,000 of goodwill in connection with this acquisition.

On July 3, 2002, Lionbridge entered into an agreement to acquire all of the stock of eTesting Labs, Inc., a subsidiary of Ziff Davis Media, based in North Carolina with additional operations in California. This purchase was completed on July 15, 2002. Total purchase consideration was $2,250,000, consisting of a $1,000,000 cash payment at closing, $350,000 payable on August 9, 2002 and $900,000 funded through collection by Ziff Davis Media of the acquired eTesting Labs, Inc. accounts receivables. After sixty days from the closing, any shortfall in accounts receivable collections from the $900,000 will be paid by Lionbridge, and Ziff Davis Media will continue to collect any remaining receivables for the benefit of Lionbridge. The acquisition will be accounted for using the purchase method of accounting. The Company will integrate eTesting Labs, Inc. with VeriTest, the Company’s global testing division.

4.    DEBT

Debt consists of the following:

	June 30, 2002	December 31, 2001
Line of credit	$10,741,000	$8,551,000
Notes payable to stockholders	6,750,000	6,750,000
Subordinated debt, net of discounts of $2,593,000 and $2,898,000 at June 30, 2002 and December 31, 2001, respectively	11,388,000	11,082,000
Equipment financing facility	358,000	535,000

Total debt	29,237,000	26,918,000
Less current portion	(14,336,000)	(9,600,000)

Long-term debt, less current portion and discounts	$14,901,000	$17,318,000

Line of Credit

On June 28, 2001, Lionbridge entered into a line of credit agreement with a commercial bank. Under the terms of the agreement, Lionbridge is able to borrow up to $13,000,000, based on the value of certain current assets worldwide. The interest rate payable on any outstanding borrowings is prime plus 2% (6.75% at June 30, 2002 and December 31, 2001). Borrowings outstanding under the line of credit agreement are collateralized by certain assets of Lionbridge. The amounts outstanding on the line of credit at June 30, 2002 and December 31, 2001 were $10,741,000 and $8,551,000, respectively. The agreement requires Lionbridge to comply with various covenants, including the maintenance of certain financial ratios and restrictions on the payment of dividends. In conjunction with the line of credit, on June 28, 2001, Lionbridge issued a warrant to the commercial bank for the purchase of 75,000 shares of common stock at an exercise price of $1.81 per share, valued at $115,000. This amount was treated as a deferred financing cost and has being fully amortized through interest expense over the original term of the agreement. On April 29, 2002, the line of credit agreement was amended to extend the maturity date to April 1, 2003. In conjunction with this amendment, Lionbridge is required to pay a total commitment fee of $206,000 which will be amortized through interest expense through April 1, 2003.

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

On April 9, 1999, INT’L.com assumed International Language Engineering Corporation’s (“ILE”) obligation under a promissory note to a former ILE stockholder in the amount of $3,250,000 as part of its acquisition of ILE. The promissory note accrues interest at 8.5% per year and matured on June 27, 2002 (the “Payment Date”). The promissory note is subordinate to all indebtedness owed by INT’L.com to any bank, pension fund, insurance fund or other financial institutions. The note was not repaid on the Payment Date; however, on July 3, 2002, the Company paid $1,000,000 of the amount due thereunder, and is currently negotiating an agreement with the noteholder to extend the repayment term of the remaining principal and interest due under the note.

Subordinated Debt

In 1999, Lionbridge entered into subordinated debt agreements with several parties (each a “Noteholder”) pursuant to which 12% senior subordinated notes were issued. The outstanding aggregate principal amount of such notes, together with all accrued and unpaid interest thereon, was required to be repaid upon the earlier of January 31, 2002 or an underwritten public offering by Lionbridge with aggregate proceeds of at least $10,000,000. In December 2001, the subordinated debt agreements were amended to extend the maturity date of the notes to April 15, 2002.

On May 15, 2002, the term of the subordinated debt agreement with a Noteholder holding a subordinated note in the principal amount of $4,981,000 was amended to extend the maturity date to April 30, 2004. As a result of the amendment to the subordinated debt agreement, the amount outstanding has been classified as a long-term liability on the consolidated balance sheet as of June 30, 2002. In conjunction with the amendment, Lionbridge issued to that Noteholder a warrant for the purchase of up to 400,000 shares of common stock at an exercise price of $1.69 per share, valued at $551,000. This amount has been treated as a deferred financing cost and will be amortized through interest expense over the remaining life of the note. Amortization expense of $46,000 was recorded in connection with this warrant for the three and six months ended June 30, 2002.

On August 1, 2002, the terms of the subordinated debt agreements with certain other Noteholders holding subordinated notes in the aggregate principal amount of $1,000,000 were amended to extend the maturity date to July 31, 2003. In conjunction with the amendment, Lionbridge issued a warrant for the purchase of up to 50,612 shares of common stock at an exercise price of $1.69 per share. The fair value ascribed to this warrant will be accounted for as a deferred financing cost and will be amortized through interest expense over the remaining life of the notes. As a result of the amendments to the subordinated debt agreements, the amounts outstanding have been classified as long-term liabilities on the consolidated balance sheet as of June 30, 2002.

The notes are subject to certain covenant restrictions, including maintenance of certain financial ratios, and are collateralized by certain assets of Lionbridge. The terms of the subordinated debt agreement prohibit Lionbridge from paying dividends to its stockholders. As of June 30, 2002 and December 31, 2001, $5,981,000 was outstanding under these subordinated notes.

On June 29, 2001, Lionbridge entered into a subordinated debt agreement pursuant to which a 12% promissory note in the amount of $5,000,000 was issued. The principal under the notes was initially due on October 31, 2001, with interest payable quarterly in arrears. However, as a result of terms included in the original subordinated debt agreement, on October 31, 2001, the note automatically converted into a new note with essentially identical terms but with a principal amount of $8,000,000. The new note is due on September 30, 2006, with interest payable quarterly in arrears at 12% per year. The $3,000,000 discount on the new note is being accreted through interest expense on a straight-line basis over the period from November 1, 2001 to September 30, 2006. Accretion of $153,000 and $305,000, respectively, was recorded for the three and six-month periods ended June 30, 2002. In connection with the issuance of the $5,000,000 note, Lionbridge issued a warrant to purchase 900,000 shares of common stock at a price of $0.80 per share. The fair value ascribed to this warrant was $738,000 and was recorded as a discount on subordinated notes payable and was amortized to interest expense through October 2001, the date of the originally expected repayment. The note is subject to certain covenant restrictions and the terms of the subordinated debt agreement restricts Lionbridge from paying dividends to its stockholders.

Equipment Financing Facility

On February 25, 2000, Lionbridge entered into an equipment financing arrangement whereby it may borrow an aggregate of $1,350,000 to fund equipment purchases. Advances under the arrangement are collateralized by certain fixed assets and are payable in monthly installments with interest through September 2003. Borrowings under the notes totaled $358,000 and $535,000 at June 30, 2002 and December 31, 2001, respectively, and bear interest at rates ranging from 16.3% to 16.5% per year.

5.    STOCKHOLDERS’ EQUITY

In January 2002, Lionbridge recorded deferred compensation of approximately $537,000, representing the fair market value of 298,500 restricted shares of Lionbridge common stock issued to certain employees at that time. These restricted shares vest ratably after one and two years of continued employment with the Company. The deferred compensation is being amortized over the two-year period during the restrictions on the common stock lapse. The amortization of deferred compensation is recorded as an operating expense and totaled $67,000 and $134,000, respectively, for the three and six-month periods ended June 30, 2002.

The Company recorded additional stock-based compensation expense of $105,000 and $165,000 for the three-month periods ended June 30, 2002 and 2001, respectively and $263,000 and $313,000 for the six-month periods ended June 30, 2002 and 2001, respectively, in connection with the vesting of options granted to employees in 1999, together with charges of $98,000, recorded for the three and six-months ended June 30, 2002, related to modifications of previously granted stock options.

6.    COMPREHENSIVE LOSS

Total comprehensive loss was approximately $1,142, 000 and $7,598,000 for the three-month periods ended June 30, 2002 and 2001, respectively, and $2,916, 000 and $12,830,000 for the six-month periods ended June 30, 2002 and 2001, respectively, which consists of net loss and the net change in foreign currency translation adjustment.

7.    NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding, including vested shares of restricted stock. Diluted net loss per share attributable to common stockholders does not differ from basic net loss per share attributable to common stockholders since potential common shares from unvested shares of restricted stock and the exercise of stock options and warrants are anti-dilutive for all periods presented and are therefore excluded from the calculation. Options outstanding to purchase 4,987,849 and 6,347,262 shares of common stock and warrants outstanding to purchase 1,417,949 and 0 shares of common stock were not included in the calculations of diluted net loss per share for the quarters ended June 30, 2002 and 2001, respectively.

8.    MERGER, RESTRUCTURING AND OTHER CHARGES

The following table summarizes activity with respect to merger, restructuring and other charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Merger costs	$—	$100,000	$—	$100,000
Restructuring charges, net	—	1,652,000	—	1,777,000
Impairment of long-lived assets	—	336,000	—	336,000

	$—	$2,088,000	$—	$2,213,000

Merger costs for the three and six months ended June 30, 2001 consist of professional fees for integration services incurred in connection with Lionbridge’s acquisition of Data Dimensions.

Restructuring charges for the three and six months ended June 30, 2001 relate to: (i) the costs of consolidating Lionbridge facilities in the United States as a result of the acquisition of Data Dimensions, consisting primarily of accruals for lease payments on vacant office space, and (ii) costs associated with workforce reductions in the United States, Canada, Brazil, Japan, China, Korea, Germany, Ireland, The Netherlands and France, consisting of 96 technical staff, 13 sales staff and 31 administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. The restructuring charge for the three months ended June 30, 2001 is presented net of a $66,000 reversal of a charge recorded in the three months ended March 31, 2001, due to subsequent events which reduced the amount of benefits paid on behalf of a terminated employee.

Impairment charges for long-lived assets for the three and six months ended June 30, 2001 relate primarily to the write-off of acquired work force and software licenses as a result of the closure of the Company’s office in Montreal, Canada.

At June 30, 2002, accruals totaling $33,000 related to restructuring charges, in addition to accruals of $1,233,000 related to restructuring obligations which were assumed upon the acquisition of Data Dimensions, Inc. in June 2001, remained on the consolidated balance sheet. Lionbridge currently anticipates that all restructuring-related accrual balances will be utilized by

December 31, 2002, except for certain long-term contractual obligations relating to leases for unused facilities of $324,000, which are included in Other long-term liabilities.

9.    INCOME TAXES

The Company’s net benefit from income taxes of $178,000 for the six months ended June 30, 2002 includes a $391,000 benefit related to a U.S. Federal income tax refund available as a result of legislative changes in 2002, as well as a provision of $211,000 for foreign income taxes. The Company’s provision for income taxes for the six months ended June 30, 2001 of $232,000 related to foreign income taxes.

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

The table below presents information about the reported net loss of Lionbridge for the three and six-month periods ended June 30, 2002 and 2001. Asset information by segment is not reported, since such information is not produced internally by Lionbridge.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
External revenue:
Localization	$21,286,000	$19,769,000	$38,923,000	$43,854,000
Testing	6,078,000	2,924,000	11,767,000	6,119,000
Corporate and other	2,118,000	—	3,682,000	—

	$29,482,000	$22,693,000	$54,372,000	$49,973,000

Net income (loss):
Localization	$2,805,000	$1,515,000	$3,355,000	$3,872,000
Testing	986,000	(318,000)	966,000	(70,000)
Corporate and other	(5,146,000)	(8,911,000)	(7,561,000)	(17,048,000)

	$(1,355,000)	$(7,714,000)	$(3,240,000)	$(13,246,000)

11.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2002	2001
Noncash investing and financing activities:
Fair value of warrants issued for common stock in connection with debt	$551,000	$853,000

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

12.    CHANGE IN ACCOUNTING

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and, therefore, the results of operations for the six months ended June 30, 2002 exclude amortization expense of goodwill. As required by SFAS No. 142, the Company has completed its transitional goodwill impairment test and determined that the fair value of each reporting unit exceeded the carrying value of the net assets of each reporting unit. Accordingly, no goodwill impairment was recognized.

The Company also evaluated the useful lives assigned to its other intangible assets in the quarter ended March 31, 2002, which resulted in no changes to such useful lives. Additionally, the Company transferred acquired workforce of $270,000 to goodwill as of January 1, 2002. Intangible assets as of June 30, 2002 consist of the VeriTest trade name and the acquired customer list of ILE.

Net loss and loss per share for the three and six months ended June 30, 2001, as adjusted for the exclusion of amortization expense, are as follows:

	Three Months Ended June 30, 2001		Impact of Exclusion of Goodwill Amortization Expense
	As Reported	As Adjusted
Loss before income taxes (as originally reported)	$7,625,000	$7,625,000
Adjustment for the exclusion of goodwill amortization	—	1,244,000	$1,244,000

Loss before income taxes	7,625,000	6,381,000	1,244,000
Provision for income taxes	89,000	89,000

Net loss	$7,714,000	$6,470,000	1,244,000

Basic and diluted net loss per share	$0.27	$0.23	$0.04

	Six Months Ended June 30, 2001		Impact of Exclusion of Goodwill Amortization Expense
	As Reported	As Adjusted
Loss before income taxes (as originally reported)	$13,014,000	$13,014,000
Adjustment for the exclusion of goodwill amortization	—	2,529,000	$2,529,000

Loss before income taxes	13,014,000	10,485,000	2,529,000
Provision for income taxes	232,000	232,000

Net loss	$13,246,000	$10,717,000	2,529,000

Basic and diluted net loss per share	$0.47	$0.38	$0.09

13.    CONTINGENCIES

In July 2001, a purported securities class action lawsuit was filed in the United States. The suit names as defendants the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering (“IPO”). The complaint in this action is allegedly brought on behalf of purchasers of the Company’s common stock during the period from August 20, 1999 to December 6, 2000, and asserts among other things, that the Company’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of the Company’s IPO underwriters in allocating shares in the Company’s to the underwriters’ customers. The action seeks recission or recissory and other damages, fees and costs associated with the litigation, and interest. The Company understands that various plaintiffs have filed substantially similar lawsuits against over a hundred other publicly traded companies in connection with the underwriting of their initial public offerings. The Company and its officers and directors believe that the allegations in the complaint are without merit and intend to contest them vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending litigation. The Company is currently unable to estimate any potential loss associated with this matter.

On March 18, 2002, the Company received a letter from The Nasdaq Stock Market notifying the Company that its Common Stock failed to maintain a minimum bid price of $3.00 for thirty consecutive trading days as required by the continued listing maintenance standards established by The Nasdaq Stock Market and provided the Company a grace period of 90 calendar days, or until June 17, 2002, to regain compliance with the minimum bid price requirement. On June 19, 2002, the Company received notice of a staff determination of non-compliance with the Nasdaq National Market requirements for continued listing on the Nasdaq National Market. Under the applicable Nasdaq National Market Rules, the Company requested a hearing before the Nasdaq to seek continued listing of its Common Stock on the Nasdaq National Market. Prior to receipt of the June 19 letter from the Nasdaq, the Company had prepared and distributed a proxy statement to its stockholders for approval to effect a reverse stock split at a ratio of up to one-to-three, in order to regain compliance with Nasdaq National Market requirements that listed companies maintain a share price of at least $3.00 per share. However, due to the deterioration in the Company’s stock price from the time the proxy statement was filed until July 29, 2002, the date of the Special Meeting of Stockholders, a reverse stock split in a ratio of one-to-three was no longer sufficient to meet the target range in the proxy statement, and thus, the reverse split was not effected. On August 1, 2002, the Company met with a Panel authorized by Nasdaq to review the situation. On August 6, 2002, the Nasdaq Listing Qualification Panel made a determination in favor of Lionbridge being extended continued listing conditioned upon the Company effecting a reverse stock split which would result in a $3.00 per share price or higher. On August 9, 2002, the Company formally amended its request to the Nasdaq Listing Qualification Panel to include the opportunity for the Company to move to the Nasdaq SmallCap Market. The Company intends to comply with the determination of the Nasdaq Listing Qualification Panel as to whether it will move to the SmallCap Market or effect a reverse stock split to remain on the Nasdaq National Market.

14.    RECENT ACCOUNTING PRONOUNCEMENT

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties, including the Company’s expectations regarding its future liquidity needs. These statements are based on various assumptions by management regarding future circumstances over many of which Lionbridge has little or no control. A number of important factors, including those identified under the caption “Factors That May Affect Future Results” in Lionbridge’s Annual Report on Form 10-K, filed April 1, 2002 (SEC File No. 000-26933) as well as factors discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) financial and economic uncertainties among the Company’s customer base in general and in the technology sector in particular; (ii) the delay of one of Lionbridge’s clients’ product releases or the loss of a major client; (iii) delays in the commencement or continuation of services by Lionbridge clients; (iv) Lionbridge’s ability to collect accounts receivable and realize work-in-process from its ChinaConnect business; (v) Lionbridge’s ability to attract and retain key personnel; (vi) difficulties Lionbridge may encounter in the integration of operations of eTesting Labs; (vii) Lionbridge’s potential liability for defects or errors in the solutions it provides; (viii) Lionbridge’s potential failure to keep pace with the rapidly changing requirements of its customers; (ix) the entry of additional competitors into the marketplace; (x) foreign currency fluctuations, particularly with respect to the Euro;  (xi) political, economic and business fluctuations in domestic and international markets; (xii) future acquisitions (including the potential diversion of management attention and financial resources and the ability of acquired businesses to achieve satisfactory operating results); and (xiii) downturns in economic conditions generally. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Introduction

Lionbridge is a leading provider of solutions for worldwide deployment of technology and content, serving global businesses in the technology, financial services, manufacturing and life sciences industries. Lionbridge’s suite of services includes: product localization, content globalization, comprehensive testing, product certification and application development. Founded in 1996, Lionbridge manages some of its services under the VeriTest brand for comprehensive and product certification testing.

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

Lionbridge has experienced operating losses, as well as net losses, for each year of its operations and, as of June 30, 2002, had an accumulated deficit of $107.0 million.

During the second quarter of 2002, the Company decided to transform its Beijing, China, “ChinaConnect” subsidiary into a VeriTest testing operation. ChinaConnect was originally acquired as part of Lionbridge’s merger with INT’L.com, and accounted for about three percent of Lionbridge’s revenue in 2001. ChinaConnect had increasingly focused on developing middleware for the China wireless telecom sector. During the second quarter, the Company decided to exit this non-core business activity, and to utilize this existing infrastructure in Beijing for expansion of its VeriTest testing business.

Acquisitions

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through June 30, 2002 have resulted in the recognition of approximately $38.7 million of goodwill and other intangible assets on its balance sheet. Goodwill had been amortized using a five-year life until the Company’s adoption of Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on January 1, 2002, at which time amortization of goodwill ceased and was replaced by periodic impairment testing. Other acquired intangible assets are generally amortized over three to five years.

On July 3, 2002, Lionbridge entered into an agreement to acquire all of the stock of eTesting Labs, Inc., a subsidiary of Ziff Davis Media that is based in North Carolina, with additional operations in California. This purchase was completed on July 15, 2002. Total purchase consideration was $2,250,000, consisting of a $1,000,000 cash payment at closing, $350,000 payable on August 9, 2002 and $900,000 funded through collection by Ziff Davis Media of the acquired eTesting Labs, Inc. accounts receivables. After sixty days from the closing, any shortfall in accounts receivable collections from the $900,000 will be paid by Lionbridge, and Ziff Davis Media will continue to collect any remaining receivables for the benefit of Lionbridge. The acquisition will be accounted for using the purchase method of accounting. The Company will integrate eTesting Labs, Inc. with VeriTest, the Company’s global testing division.

Merger, Restructuring and Other Charges

The following table summarizes activity with respect to merger, restructuring and other charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Merger costs	$—	$100,000	$—	$100,000
Restructuring charges, net	—	1,652,000	—	1,777,000
Impairment of long-lived assets	—	336,000	—	336,000

	$—	$2,088,000	$—	$2,213,000

Merger costs for the three and six months ended June 30, 2001 consist of professional fees for integration services incurred in connection with Lionbridge’s acquisition of Data Dimensions.

Restructuring charges for the three and six months ended June 30, 2001 relate to: (i) the costs of consolidating Lionbridge facilities in the United States as a result of the acquisition of Data Dimensions, consisting primarily of accruals for lease payments on vacant office space, and (ii) costs associated with work force reductions in the United States, Canada, Brazil, Japan, China, Korea, Germany, Ireland, The Netherlands and France, consisting of 96 technical staff, 13 sales staff and 31 administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded. The restructuring charge for the three months ended June 30, 2001 is presented net of a $66,000 reversal of a charge recorded in the three months ended March 31, 2001, due to subsequent events which reduced the amount of benefits paid on behalf of a terminated employee.

Impairment charges for long-lived assets for the three and six months ended June 30, 2001 relate primarily to the write-off of acquired work force and software licenses as a result of the closure of the Company’s office in Montreal, Canada.

At June 30, 2002, accruals totaling $33,000 related to restructuring charges, in addition to accruals of $1,233,000 related to restructuring obligations which were assumed upon the acquisition of Data Dimensions, Inc. in June 2001, remained on the consolidated balance sheet. Lionbridge currently anticipates that all restructuring-related accrual balances will be utilized by December 31, 2002, except for certain long-term contractual obligations relating to leases for unused facilities of $324,000, which are included in Other long-term liabilities.

Non-cash Charges

Deferred Compensation.    Lionbridge recorded deferred compensation of approximately $3.8 million in the first six months of 1999, representing the difference between the exercise price of stock options granted and the fair market value for accounting purposes of the underlying common stock at the date of the grant. The deferred compensation is being amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $2.3 million had been amortized and $1.1 million had been reversed due to cancellation of the underlying options as of June 30, 2002.

In January 2002, Lionbridge recorded deferred compensation of approximately $537,000, representing the fair market value of 298,500 restricted shares of Lionbridge common stock issued to certain employees at that time. The deferred compensation is being amortized over the two-year period that the restrictions on the common stock lapse.

The amortization of deferred compensation is recorded as an operating expense and totaled $172,000 and $165,000 for the three months ended June 30, 2002 and 2001, respectively. Additional stock-based compensation expense of $98,000 was recorded during the quarter ended June 30, 2002 related to modifications of previously granted stock options. For the six-month periods ended June 30, 2002 and 2001, stock-based compensation totaled $495,000 and $313,000, respectively. Lionbridge currently expects to amortize the following remaining amounts of deferred compensation as of June 30, 2002 in the fiscal periods ending:

December 31, 2002	$469,000
December 31, 2003	$269,000

Original Issue Discount on Debt.    Interest expense for the three and six-month periods ended June 30, 2002 includes approximately $153,000 and $305,000, respectively, for the accretion of a $3.0 million discount on subordinated debt issued in June 2001. The principal under the note was due on October 31, 2001. However, as a result of terms included in the original subordinated debt agreement, on October 31, 2001, the note automatically converted into a new note with essentially identical terms but with a principal amount of $8,000,000 due on September 30, 2006. The $3.0 million discount on the new notes is being accreted through interest expense on a straight-line basis over the period from November 1, 2001 to September 30, 2006.

Issuance of Warrants for Common Stock.    On May 15, 2002, the term of the subordinated debt agreement with the holder of a subordinated note in the principal amount of $4,981,000 was amended to extend the maturity date to April 30, 2004. In conjunction with the amendment, Lionbridge issued a warrant for the purchase of up to 400,000 shares of common stock at an exercise price of $1.69 per share, valued at $551,000. This amount has been treated as a deferred financing cost and will be amortized through interest expense over the life of the note. Amortization expense of $46,000 was recorded for the three and six months ended June 30, 2002.

On June 29, 2001, Lionbridge entered into a subordinated debt agreement pursuant to which a 12% promissory note in the amount of $5,000,000 was issued. The principal under the notes was initially due on October 31, 2001. In connection with the issuance of the $5,000,000 note, Lionbridge issued a warrant to purchase 900,000 shares of common stock at a price of $0.80 per share. The fair value ascribed to this warrant was $738,000 and was recorded as a discount on subordinated notes payable and was amortized to interest expense through October 2001, the date of the originally expected repayment.

Results of Operations

The following table sets forth for the periods indicated certain unaudited operating data associated with the Company’s results of operations.

	Percentage of Total Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	60.8	63.6	61.3	63.0

Gross profit	39.2	36.4	38.7	37.0
Operating expenses:
Sales and marketing	9.4	12.4	9.6	11.9
General and administrative	27.6	35.0	28.4	33.8
Research and development	0.9	2.6	1.3	2.5
Amortization of acquisition-related intangible assets	0.4	7.2	0.5	6.6
Merger, restructuring and other charges	—	9.2	—	4.4
Stock-based compensation	0.9	0.7	0.9	0.6

Total operating expenses	39.2	67.1	40.7	59.8

Loss from operations	(0.0)	(30.7)	(2.0)	(22.8)
Interest expense:
Interest expense on outstanding debt	2.7	2.5	2.8	2.2
Accretion of discount on notes Payable	0.5	—	0.5	—
Other expense, net	1.1	0.4	1.0	1.0

Loss before income taxes	(4.3)	(33.6)	(6.3)	(26.0)
Provision for (benefit from) income Taxes	0.3	0.4	(0.3)	0.5

Net loss	(4.6)	(34.0)	(6.0)	(26.5)

Revenue.    Revenue for the quarter ended June 30, 2002 was $29.5 million compared to revenue of $22.7 million for the quarter ended June 30, 2001, an increase of $6.8 million or 29.9%, despite the continued economic slowdown in the technology sector. The increase reflects approximately $3.2 million of incremental revenue associated with the Testing business, primarily resulting from the acquisition of Data Dimensions, Inc. in June 2001, as well as organic growth in the second quarter of 2002 in the Localization business and $ 2.1 million from the addition of the Application and Development services business acquired in June 2001 as part of the acquisition of Data Dimensions, Inc. During the quarter, the Company decided to transform its Beijing, China “ChinaConnect” subsidiary into a VeriTest testing operation. ChinaConnect was originally acquired as part of Lionbridge’s merger with INT’L.com. ChinaConnect had increasingly focused on developing middleware for the China wireless telecom sector. The Company decided to exit the China Connect activity, and to utilize the existing infrastructure in Beijing for expansion of its VeriTest testing business. The Company recorded charges against revenue of approximately $610,000 during the second quarter of 2002 related to the inability to realize work-in-process associated with ChinaConnect customers, due to the Company’s decision to discontinue this business activity. Excluding the effect of this one time event, revenue for the quarter increased $7.4 million, to $30.0 million, from the first quarter of 2001 to the first quarter of 2002.

For the six months ended June 30, 2002, revenue increased by $4.4 million or 8.8% to $54.4 million as compared to $50.0 million for the same period of the prior year. Testing revenue increased by approximately $5.6 million, primarily resulting from the addition of the Data Dimensions, Inc. operations since June of 2001. Application and Development services increased $3.7 million. Localization revenue decreased by $4.9 million, primarily due to reduced customer spending in the telecom sector, together with the general economic slowdown experienced in the United States during this period. Excluding the aforementioned $610,000 charge related to ChinaConnect, revenue increased $5.0 million from the first half of 2001 to the second half of 2002.

Cost of Revenue.    Cost of revenue consists primarily of outsourcing expense incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. As a percentage of revenue, cost of revenue decreased slightly to 60.8% for the quarter ended June 30, 2002 as compared to 63.6% for the corresponding period of the prior year, reflecting the favorable impact of cost controls, better efficiencies and capacity utilization. During the quarter, the Company recorded $177,000 of charges for outsourcing costs associated with the decision to exit the ChinaConnect business in June 2002. For the six months ended June 30, 2002, cost of revenue decreased to 61.3% as a percentage of revenue from 63.0% from the corresponding six months of the prior year. Excluding the one time impact of the ChinaConnect outsourcing charges, the cost of revenue was decreased to 60.9% as a percentage of revenue for the six months ended June 30, 2002. The decrease is attributable to the favorable impact of cost controls, better productivity, and the progress attained in integrating acquisitions.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, and promotional expenses. Sales and marketing costs of $2.8 million for the quarter ended June 30, 2002 were essentially flat with the corresponding quarter of the previous year. For the six months ended June 30, 2002, sales and marketing expenses decreased 12.6% to $5.2 million from $5.9 million for the six months ended June 30, 2001. This decrease is primarily attributable to the continuing favorable impact of cost control and progress in integrating acquisitions. As a percentage of revenue, sales and marketing expenses decreased to 9.4% in the second quarter of 2002, from 12.4% in the corresponding period in 2001, and decreased to 9.6% during the first six months of 2002, from 11.9% during the six months ended June 30, 2001 as a result of the declining cost structure and increased revenue levels from period to period.

General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits; facilities costs, including depreciation and amortization; information systems costs; professional fees; travel; provisions for bad debts and all other site and corporate costs. General and administrative expenses of $8.1 million for the three months ended June 30, 2002 are 2.9% higher than the expenses incurred during the three months ended June 30, 2001, and, include approximately $498,000 of one-time charges related to the Company’s inability to recover certain amounts due from customers as a result of its decision to exit the ChinaConnect business. Excluding the one-time charges the general and administrative expense for the second quarter in 2002 decreased 3.4% from the corresponding period in 2001, primarily due to the positive effects, during the quarter, of prior restructuring activities. General and administrative expenses for the six months ended June 30, 2002 decreased 8.3% to $15.4 million from $16.9 million during the corresponding period of 2001. Excluding the one-time charges related to ChinaConnect, general and administrative expense decreased 11.3%, primarily attributable to the favorable impact of prior restructuring and cost control. As a percentage of revenue, general and administrative expenses decreased from 33.8% to 28.4% for the six-month periods ended June 30, 2001 and 2002, respectively, due primarily to the items noted as well as the impact of the increase in revenue from period to period.

Research and Development.    Research and development expenses relate to the Lionbridge Globalization Platform, Lionbridge’s proprietary internal workflow and language management system, and include salaries and associated employee benefits and third-party contractor expenses. Research and development expenses of $280,000 for the quarter ended June 30, 2002 decreased 52.9% from the corresponding quarter of the previous year due to decreased headcount-related expenses. For the six months ended June 30, 2002, research and development expenses decreased 43.6% to $698,000 from $1.2 million for the six months ended June 30, 2001.

Amortization of Acquisition-related Intangible Assets.    Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses and, in 2001, amortization of goodwill arising from business acquisitions. In 2002, Lionbridge ceased amortization of goodwill in accordance with SFAS No. 142. Amortization expense for the three and six-months ended June 30, 2002 of $115,000 and $297,000, respectively, relate solely to the amortization of identifiable intangible assets. Amortization expense for the three and six-months ended June 30, 2001 of $1.6 million and $3.3 million, respectively, related to the amortization of goodwill and identifiable intangible assets.

Interest Expense.    Interest expense represents interest paid or payable on debt, the amortization of deferred financing costs and the accretion of discounts on subordinated notes. Interest expense increased to $950,000 for the three months ended June 30, 2002, as compared to $565,000 for the three months ended June 30, 2001. Interest expense was $1.8 million for the six months ended June 30, 2002 versus $1.1 million for the corresponding period of 2001. These increases were principally due to accretion of the original issue discount on notes issued in June 2001 of $153,000 and $305,000 for the three and six-month periods ended June 30, 2002, respectively, as well as increased interest expense due to the higher level of borrowing during the first six months of 2002, as compared to the corresponding period of the preceding year.

Provision for Income Taxes.    The provision for (benefit from) income taxes for the three and six months ended June 30, 2002, and the comparable periods of the prior year, represent taxes owed on income generated in foreign jurisdictions and, in the first quarter of 2002, $391,000 related to a

U.S. Federal income tax refund benefit available as a result of legislative changes in 2002. Of the provision recorded for the three- and six-month periods ended June 30, 2001, $40,000 and $65,000, respectively, represent non-cash expenses resulting from utilizations of net operating loss carryforwards. Lionbridge recorded no tax benefit for losses generated in other jurisdictions during these periods due to the uncertainty of realizing any benefit.

Liquidity and Capital Resources

As of June 30, 2002, Lionbridge had a commercial credit facility that allowed it to borrow up to $13.0 million, expiring in April 2003. The facility requires Lionbridge to maintain certain financial covenants and restricts the payment of dividends. The facility bears interest at prime plus 2.0% (6.75% at June 30, 2002) and is collateralized by certain assets of Lionbridge. As of June 30, 2002, $10.7 million was outstanding under the facility.

Cash and cash equivalents increased to $12.2 million at June 30, 2002 from $11.7 million at December 31, 2001. Net cash used in operating activities was $1.5 million and $3.8 million for the six-month periods ended June 30, 2002 and 2001, respectively. Cash used in these periods was primarily to fund the net losses of $3.2 million and $13.2 million incurred during the periods, respectively, offset in part by depreciation, amortization and other non-cash expenses, and changes in operating assets and liabilities. Lionbridge has not experienced any significant trends in accounts receivable and work in progress other than changes relative to the increase in sales. Fluctuations in accounts receivable from period to period relative to changes in sales are a result of timing of customer invoicing and receipt of payments from customers. Net cash used in investing activities increased to $614,000 for the six months ended June 30, 2002 from $137,000 for the corresponding period of 2001. Investing activities for these periods were primarily purchases of equipment in both periods and the acquisitions of Quality Group Labs and Data Dimensions in 2001. Net cash provided by financing activities was $2.2 million and $555,000 in the first six months of 2002 and 2001, respectively. The primary financing activity during the six-month period ended June 30, 2002 was increased borrowing of $2.0 million to support the growth of the business, in particular the Company’s accounts receivable and work in process growth. During the six-month period ended June 30, 2001, the primary financing was the issuance of $5.0 million of subordinated debt, offset by net payments of $4.5 million on existing short-term debt.

As of June 30, 2002, Lionbridge had cash and cash equivalents of $12.2 million and an additional $185,000 available for borrowing under its bank line of credit. Lionbridge’s future financing requirements will depend upon a number of factors, including its operating performance and increases in operating expenses associated with growth in its business. Lionbridge anticipates that its present cash position and available financing should provide adequate cash to fund its currently anticipated cash needs through at least the next 12 months. Lionbridge may seek additional financing during 2002, but cannot ensure that additional financing, if needed, will be available to Lionbridge at terms acceptable to it, if at all.

Recent Accounting Pronouncement

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The

Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Lionbridge is exposed to market risk related to changes in interest rates and foreign currency exchange rates. Lionbridge does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk.    Lionbridge is exposed to market risk from changes in interest rates with respect to its line of credit with a commercial bank. There was $10.7 million outstanding as of June 30, 2002 under this credit facility. A hypothetical increase of 1% in the variable rate used as the basis for the interest charges on the line of credit in the year ended December 31, 2002 would result in an estimated $107,000 increase in annualized interest expense, assuming a constant outstanding balance of $10.7 million. Lionbridge is exposed to market risk through its investing activities. Lionbridge’s investment portfolio consists solely of investments in high-grade, commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediate available liquidity or their short maturity. In addition, Lionbridge’s ability to finance future operations or acquisition transactions may be impacted if it is unable to obtain appropriate financing at acceptable rates.

Foreign Currency Exchange Rate Risk.    The majority of Lionbridge’s contracts with clients are denominated in U.S. dollars. However, 48% and 37% of its costs and expenses for the six months ended June 30, 2002 and 2001, respectively, were denominated in foreign currencies. Thirty-eight percent and 35% of its assets were recorded in foreign currencies as of June 30, 2002 and December 31, 2001, respectively. Twenty-six percent and 17% of its liabilities were recorded in foreign currencies as of June 30, 2002 and December 31, 2001, respectively. Therefore, Lionbridge is exposed to foreign currency exchange risks. Lionbridge has not historically tried to reduce its exposure to exchange rate fluctuations by using hedging transactions. However, it may choose to do so in the future. Lionbridge may not be able to do this successfully. Accordingly, Lionbridge may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

LIONBRIDGE TECHNOLOGIES, INC.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

On or about July 24, 2001, a purported securities class action lawsuit captioned “Samet v. Lionbridge Technologies, Inc. et al.” (01-CV-6770) was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering. The complaint in this action asserted, among other things, that Lionbridge’s initial public offering registration statement contained misstatements and/or omissions regarding the underwriters’ alleged conduct in allocating shares in Lionbridge’s initial public offering to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order dismissing without prejudice the claims against Lionbridge and its officers and directors (the case remained pending against the underwriter (defendants)). On April 19, 2002, the plaintiffs filed an amended complaint naming as defendants not only the underwriter defendants but also Lionbridge and certain of its officers and directors. The amended complaint asserts claims under both the registration and antifraud provisions of the federal securities laws relating to, among other allegations, the underwriters’ alleged conduct in allocating shares in the Company’s initial public offering and the disclosures contained in the Company’s registration statement. The Company understands that various plaintiffs have filed approximately 1,000 lawsuits making substantially similar allegations against approximately 300 other publicly traded companies in connection with the underwriting of their public offerings. On July 15, 2002, the Company together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. This motion is currently pending. The Company and its officers and directors believe that the allegations in the lawsuit against them are without merit and uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending litigation. The Company is currently unable to estimate any potential loss associated with this matter.

Item 2.     Changes in Securities and Use of Proceeds

On May 15, 2002, the term of the subordinated debt agreement with the holder of a $4,981,000 note was amended to extend the maturity date to April 30, 2004. In conjunction with the amendment, Lionbridge issued a warrant for the purchase of up to 400,000 shares of common stock at an exercise price of $1.69 per share. The warrant was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as it was issued in a private placement to a single investor and the Company did not make a general solicitation. The warrant was 25% vested at the time of issuance and vests each three-month period through the note maturity date based upon the then-current principal amount outstanding, with an expiration date of May 15, 2009. There were no underwriters or placement agents involved in such private placement transaction.

Item 4.     Submission of Matters to a Vote of Security Holders.

On May 30, 2002, the Company held its Annual Meeting of Stockholders. At the meeting the stockholders elected two members to the Board of Directors to serve for a three-year term as Class III Directors. 17,833,503 shares were cast FOR Rory J Cowan; 3,272,397 shares were cast to withhold authority for Mr. Cowan. 20,909,703 shares were cast FOR Paul Kavanagh; 196,197 shares were cast to withhold authority for Mr. Kavanagh.

In addition, at that meeting the stockholders approved an amendment to the Company’s 1998 Stock Plan (the “Plan”). 20,323,394 votes were cast for the proposal to amend the Plan and 687,064 votes were cast against, with no abstentions and no broker non-votes.

Item 5.    Other Information.

Accompanying this Report on Form 10-Q are the certificates of the Chief Executive Officer and the Chief Financial Officer required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of which are furnished as Exhibits 99.1 and 99.2, respectively, to this report.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits.

10.1	Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002.

10.2	Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002.

10.3	Common Stock Purchase Warrant issued to Capital Resource Lenders III, L.P.

10.4	Common Stock Purchase Warrant issued to CRP Investment Partners III, L.P.

10.5

Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of August 1, 2002.

10.6	Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of August 1, 2002.

10.7	Common Stock Purchase Warrant issued to Morgan Stanley Venture Capital Fund II Annex, L.P.

10.8	Common Stock Purchase Warrant issued to Morgan Stanley Venture Investors Annex, L.P.

10.9*	1998 Stock Plan, as amended on May 30, 2002

10.10	Sublease between McKesson Information Solutions and Lionbridge Technologies, Inc. dated as of June 10, 2002

10.11	Sublease Agreement between Weber Group Inc., and INT’L.com, Inc. dated as of April 26, 2002

99.1	Certificate of Rory J. Cowan as required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Stephen J. Lifshatz as required by 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).

(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed by Lionbridge for the quarter ended June 30, 2002.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/s/ STEPHEN J. LIFSHATZ
Stephen J. Lifshatz Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 14, 2002

EXHIBIT INDEX

Exhibit No.	Description

10.1	Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002.

10.2	Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002.

10.3	Common Stock Purchase Warrant issued to Capital Resource Lenders III, L.P.

10.4	Common Stock Purchase Warrant issued to CRP Investment Partners III, L.P.

10.5
Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P dated as of August 1, 2002.

10.6	Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P dated as of August 1, 2002.

10.7	Common Stock Purchase Warrant issued to Morgan Stanley Venture Capital Fund II Annex, L.P.

10.8	Common Stock Purchase Warrant issued to Morgan Stanley Venture Investors Annex, L.P.

10.9*	1998 Stock Plan, as amended on May 30, 2002

10.10	Sublease between McKesson Information Solutions and Lionbridge Technologies, Inc. dated as of June 10, 2002

10.11	Sublease Agreement between Weber Group Inc., and INT’L.com, Inc. dated as of April 26, 2002

99.1	Certificate of Rory J. Cowan as required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Stephen J. Lifshatz as required by 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).(1)