Form 10-Q
period 2002-09-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2002-11-15
CIK 1058299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 13, 2002 was 31,687,690.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share information)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,708	$11,711
Restricted cash	352	539
Accounts receivable, net of allowances of $510 and $932 at September 30, 2002 and December 31, 2001, respectively	19,167	16,791
Work in process	7,432	4,286
Other current assets	2,017	1,336

Total current assets	38,676	34,663
Property and equipment, net	5,611	4,463
Goodwill	15,074	13,890
Other acquired intangible assets, net	666	1,079
Other assets	881	652

Total assets	$60,908	$54,747

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt and current portion of long-term debt	$14,593	$9,600
Accounts payable	8,827	7,121
Accrued compensation and benefits	6,621	4,592
Accrued outsourcing	3,239	2,373
Accrued merger and restructuring	781	1,794
Other accrued expenses	5,390	3,815
Deferred revenue	3,577	3,053
Other current liabilities	90	67

Total current liabilities	43,118	32,415

Long-term debt, less current portion and net of discounts of $2,440 and $2,898 at September 30, 2002 and December 31, 2001, respectively	14,084	17,318
Other long-term liabilities	1,590	1,566

Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 31,670,637 and 31,165,470 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	317	312
Additional paid-in capital	107,330	105,845
Accumulated deficit	(107,262)	(103,776)
Deferred compensation	(550)	(641)
Subscriptions receivable	—	(102)
Accumulated other comprehensive income	2,281	1,810

Total stockholders’ equity	2,116	3,448

Total liabilities and stockholders’ equity	$60,908	$54,747

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$33,911	$25,924	$88,283	$75,897
Cost of revenue	20,247	16,580	53,567	48,080

Gross profit	13,664	9,344	34,716	27,817

Operating expenses:
Sales and marketing	3,197	2,827	8,394	8,774
General and administrative	8,701	9,800	24,146	26,651
Research and development	268	580	967	1,818
Amortization of acquisition-related intangible assets	115	1,518	412	4,816
Merger, restructuring and other charges	—	340	—	2,553
Stock-based compensation	179	128	674	441

Total operating expenses	12,460	15,193	34,593	45,053

Profit (loss) from operations	1,204	(5,849)	123	(17,236)
Interest expense:
Interest on outstanding debt	793	1,128	2,308	2,235
Accretion of discount on debt	153	—	458	—
Other expense, net	311	390	829	910

Loss before income taxes	(53)	(7,367)	(3,472)	(20,381)
Provision for income taxes	193	195	14	427

Net loss	$(246)	$(7,562)	$(3,486)	$(20,808)

Basic and diluted net loss per share	$(0.01)	$(0.25)	$(0.11)	$(0.72)
Shares used in computing basic and diluted net loss per share	31,656	30,770	31,607	28,961

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,486)	$(20,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of acquisition-related intangible assets	412	4,816
Stock-based compensation	674	441
Stock-based financing charges	122	—
Accretion of discount on debt	458	553
Impairment of long-lived assets	—	336
Depreciation and amortization of property and equipment	2,295	2,877
Loss on sale of fixed assets	32	33
Provision for allowance for doubtful accounts	(157)	479
Other	(89)	115
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(822)	4,361
Work in process	(2,833)	1,390
Other current assets	(184)	349
Other assets	132	709
Accounts payable	1,748	3,736
Accrued compensation and benefits	1,798	(1,381)
Accrued outsourcing	712	(1,467)
Accrued merger and restructuring	(1,503)	3,481
Other accrued expenses	89	(6,059)
Deferred revenue	(211)	(1,357)

Net cash used in operating activities	(813)	(7,396)

Cash flows from investing activities:
Proceeds from sale of fixed assets	98	—
Purchases of property and equipment	(1,132)	(1,313)
Payments for businesses acquired, net of cash acquired	(1,834)	761

Net cash used in investing activities	(2,868)	(552)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	5,000
Net increase (decrease) in other short-term debt	1,301	(3,112)
Payments of long-term debt	—	(980)
Proceeds from issuance of common stock under option and employee stock purchase plans	148	478
Payments of capital lease obligations	(99)	(186)
Collection of subscriptions receivable	102	—

Net cash provided by financing activities	1,452	1,200

Net decrease in cash and cash equivalents	(2,229)	(6,748)
Effects of exchange rate changes on cash and cash equivalents	226	64
Cash and cash equivalents at beginning of period	11,711	16,741

Cash and cash equivalents at end of period	$9,708	$10,057

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

The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for collectability of receivables, calculating revenue using the percentage-of-completion method, and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates.

2.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	September 30, 2002	December 31, 2001
Computer software and equipment	$15,783,000	$12,913,000
Furniture and office equipment	2,495,000	3,103,000
Leasehold improvements	2,036,000	1,815,000

	20,314,000	17,831,000
Less: Accumulated depreciation and amortization	(14,703,000)	(13,368,000)

	$5,611,000	$4,463,000

3.	BUSINESS ACQUISITIONS

In January, 2001, Lionbridge acquired Quality Group Labs, Inc., a company based in Massachusetts, for total initial consideration of approximately $483,000, comprised of $250,000 in cash and 74,488 shares of Lionbridge common stock valued at $233,000. The acquisition was accounted for using the purchase method of accounting. At the time of the acquisition, Lionbridge recorded $433,000 of goodwill. Additional goodwill of $160,000 was recorded in 2002 in connection with an incremental stock issuance of 60,000 shares of Lionbridge common stock made under the terms of the original agreement. The agreement does not provide for any further consideration to be paid.

In June, 2001, Lionbridge acquired Data Dimensions, Inc. (“Data Dimensions”), a company based in Washington with operations in the United States, Ireland and the United Kingdom, by means of a merger. Upon the effective date of the merger, each outstanding share of Data Dimensions common stock was converted into the right to receive 0.190884 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 2,588,316 shares of Lionbridge common stock valued at $12,652,000. Upon the completion of the merger, all outstanding options and warrants to purchase common stock of Data Dimensions, with a fair value at that time of $1,179,000, were assumed by Lionbridge and converted into options and warrants to purchase common stock of Lionbridge under similar terms. The transaction was accounted for using the purchase method of accounting. Lionbridge recorded $ 7,189,000 of goodwill in connection with this acquisition.

        In July, 2002, Lionbridge entered into an agreement to acquire all of the stock of eTesting Labs Inc. (“eTesting Labs”), a subsidiary of Ziff Davis Media Inc. based in North Carolina, with additional operations in California. This acquisition was completed on July 15, 2002. The acquisition was accounted for using the purchase method of accounting, and results of eTesting Labs are included in the accompanying financial statements from the date of acquisition, as part of VeriTest, the Company’s global testing division. Total purchase consideration was $2,250,000, consisting of a $1,000,000 cash payment made at closing, a $350,000 cash payment made on August 9, 2002, and a $900,000 cash payment to be funded through the collection by Ziff Davis Media of acquired accounts receivable of eTesting Labs. Other acquisition costs totaling $15,000 are also included as part of the total purchase price. The agreement provided that sixty days after the closing, any shortfall in accounts receivable collections from the $900,000 cash payment amount was to be paid (the “Shortfall Payment”) by Lionbridge, with Ziff

Davis Media continuing to collect any remaining uncollected receivables of eTesting for the benefit of Lionbridge. Lionbridge has not made the Shortfall Payment, as it believes the amount of its indemnification claims against Ziff Davis Media under the agreement, plus its intended assertion of certain counterclaims against Ziff Davis Media, exceed the amount of the Shortfall Payment. (See “Legal Proceedings”, Part II, Item 1). As a result, at September 30, 2002, the Company had an outstanding payable to Ziff Davis Media of $431,000. In connection with the acquisition, Lionbridge recorded $1,024,000 of goodwill. The Company is in the process of finalizing the estimates for the fair value of assets acquired and liabilities assumed. The purchase price allocation is preliminary as of September 30, 2002 and is subject to finalization of the valuations of acquired intangible assets. This finalization might result in the reclassification of amounts from goodwill to other amortizable intangible assets.

The preliminary allocation of the purchase price, including direct costs of the acquisition, as of September 30, 2002, was based on the fair values of the acquired assets and liabilities assumed as follows:

Accounts receivable	$764,000
Other current assets	211,000
Property and equipment	2,265,000
Deferred revenue	(648,000)
Restructuring reserves	(270,000)
Other current liabilities	(1,081,000)
Goodwill	1,024,000

$2,265,000

4.	DEBT

Debt consists of the following:

	September 30, 2002	December 31, 2001
Line of credit	$11,032,000	$8,551,000
Notes payable to stockholders	5,750,000	6,750,000
Subordinated debt, net of discounts of $2,440,000 and $2,898,000 at September 30, 2002 and December 31, 2001, respectively	11,540,000	11,082,000
Equipment financing	355,000	535,000
Total debt	28,677,000	26,918,000
Less current portion	(14,593,000)	(9,600,000)

Long-term debt, less current portion and discounts	$14,084,000	$17,318,000

Line of Credit

In June, 2001, Lionbridge entered into a line of credit agreement with a commercial bank. Under the terms of the agreement, Lionbridge is able to borrow up to $13,000,000, based on the value of certain current assets worldwide. The interest rate payable on any outstanding borrowings is prime plus 2% (6.75% at September 30, 2002 ). Borrowings outstanding under the line of credit agreement are collateralized by certain assets of Lionbridge. The amounts outstanding on the line of credit at September 30, 2002 and December 31, 2001 were $11,032,000 and $8,551,000, respectively. The agreement requires Lionbridge to comply with various covenants, including the maintenance of certain financial ratios and restrictions on the payment of dividends. In conjunction with the line of credit, on June 28, 2001, Lionbridge issued a warrant to the commercial bank for the purchase of 75,000 shares of common stock at an exercise price of $1.81 per share, valued at $115,000. This amount was recorded as a deferred financing cost and has been fully amortized as interest expense over the original term of the agreement. On April 29, 2002, the line of credit agreement was amended to extend the maturity date to April 1, 2003. In conjunction with this amendment, Lionbridge was required to pay a commitment fee of $206,000, which was recorded as a deferred financing cost and is being amortized ratably as interest expense through April 1, 2003. On September 20, 2002, the line of credit agreement was amended to include eTesting Labs as a borrower under the loan agreement.

Notes Payable to Stockholders

In August, 1998, as part of a cash and stock dividend to the stockholders on record as of that date of Lionbridge’s wholly owned subsidiary, INT’L.com, Inc. (“INT’L.com”), promissory notes to stockholders in the aggregate amount of $3,500,000 were issued. The notes bear interest at 6% per year for the first year of the term of the notes, and the interest rate increases by 1% for each successive year of the term of the notes. One-half of the interest accruing in each semi-annual period is payable semi-annually on January 1 and June 30 during the term of the notes and the remaining interest is payable upon the maturity of the notes. The principal amount of the notes, together with any accrued but unpaid interest, is payable in April 2005.

In April, 1999, INT’L.com assumed International Language Engineering Corporation’s (“ILE”) obligation under a promissory note to a former ILE stockholder in the amount of $3,250,000 as part of its acquisition of ILE. The promissory note accrued interest at 8.5% per year and matured on June 27, 2002. The promissory note is subordinate to all indebtedness owed by INT’L.com to any bank, pension fund, insurance fund or other financial institutions. In July 2002, the Company paid $1,000,000 of the amount due under this note and amended the note to extend the maturity dates of the remaining amount of $2,250,000 such that $250,000 would be paid in October, 2002, $1,000,000 would be paid in January, 2003, and the remaining $1,000,000 would be paid in April, 2003, and to increase the interest rate to 10%.

Subordinated Debt

In 1999, Lionbridge entered into subordinated debt agreements with several parties (each a “Noteholder”) pursuant to which 12% senior subordinated notes in the aggregate principal amount of $12,000,000 were issued. The outstanding aggregate principal amount of such notes, together with all accrued and unpaid interest thereon, was required to be repaid upon the earlier of January 31, 2002 or an underwritten public offering by Lionbridge with aggregate proceeds of at least $10,000,000. In August of 1999 in conjunction with the Company’s IPO, $6,000,000 in aggregate was repaid to the note holders, with the remaining $6,000,000 deferred to December 2001. In December 2001, the subordinated debt agreements were amended to extend the maturity date of the notes to April 15, 2002 and have subsequently been further amended as described below.

In May, 2002, the terms of the subordinated debt agreements with a Noteholder holding subordinated notes in the aggregate principal amount of $4,981,000 were amended to extend the maturity date of the notes to April 30, 2004. In conjunction with the amendments, Lionbridge issued two seven-year warrants for the purchase of up to 400,000 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. The shares issuable under the warrants were 25% vested at the time of issuance and the remaining shares vest each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants expire as of May 15, 2009. The warrants, valued at $551,000, in the aggregate, have been recorded as a deferred financing cost and are being amortized as interest expense over the remaining term of the notes. Amortization expense of $69,000 and $115,000, respectively, was recorded in connection with this warrant for the three and nine months ended September 30, 2002.

In August, 2002, the terms of the subordinated debt agreements with holders of subordinated notes in the aggregate principal amount of $1,000,000 were amended to extend the maturity date of the notes to July 31, 2003. In conjunction with the amendments, Lionbridge issued two seven-year warrants for the purchase of up to 50,612 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. The shares issuable under the warrants were 25% vested at the time of issuance and the remaining shares vest each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants expire as of May 15, 2009. The warrants, valued at $47,000, in the aggregate, have been recorded as a deferred financing cost and are being amortized as interest expense over the remaining term of the notes. Amortization expense of $8,000 was recorded in connection with this warrant for the three and nine months ended September 30, 2002.

The terms of the subordinated debt agreements prohibit Lionbridge from paying dividends to its stockholders. As of September 30, 2002 and December 31, 2001, $5,981,000 was outstanding under these subordinated notes.

In June, 2001, Lionbridge entered into a subordinated debt agreement pursuant to which Lionbridge issued a 12% promissory note in the amount of $5,000,000. The principal under the note was initially due on October 31, 2001, with interest payable quarterly in arrears. However, as a result of terms included in the original subordinated debt agreement, on October 31, 2001, the note automatically converted into a new note with essentially identical terms but with a principal amount of $8,000,000. The new note is due on September 30, 2006, with interest payable quarterly in arrears at 12% per year. The $3,000,000 discount on the new note is being accreted through interest expense on a straight-line basis over the period from November 1, 2001 to September 30, 2006. Accretion of $153,000 and $458,000, respectively, was recorded for the three and nine-month periods ended September 30, 2002. In connection with the issuance of the $5,000,000 note, Lionbridge issued a warrant to purchase 900,000 shares of common stock at a price of $0.80 per share. The fair value ascribed to this warrant was $738,000 and was recorded as a discount on subordinated notes payable and was amortized to interest expense through October 2001, the date of the originally expected repayment. The holder of the note is entitled to the benefit of certain restrictive covenants and the subordinated debt agreement restricts Lionbridge from paying dividends to its stockholders.

Equipment Financing

In February, 2000, Lionbridge entered into an equipment financing arrangement whereby it may borrow an aggregate of $1,350,000 to fund equipment purchases. Advances under the arrangement are collateralized by certain fixed assets and are payable in monthly installments with interest through September 2003. Borrowings under the equipment financing arrangement totaled $264,000 and $535,000 at September 30, 2002 and December 31, 2001, respectively, and bear interest at rates ranging from 16.3% to 16.5% per year. On September 10, 2002, Lionbridge entered into another equipment financing arrangement to fund an equipment purchase. The funding was collateralized by certain fixed assets and is payable in monthly installments with interest through August 2004. Borrowings under this financing agreement totaled $49,000 at September 30, 2002.

As of September 30, 2002, the commitment for principal debt payments over the next five years is as follows:

	2002	2003	2004	2005	2006	Total
Line of credit	—	$11,032,000	—	—	—	$11,032,000
Notes payable to stockholders	$250,000	2,000,000	—	$3,500,000	—	5,750,000
Subordinated debt	—	1,000,000	$4,981,000	—	$8,000,000	13,981,000
Equipment financing	146,000	190,000	19,000	—	—	355,000

	$396,000	$14,222,000	$5,000,000	$3,500,000	$8,000,000	$31,118,000

The line of credit agreement matures April 1, 2003. Lionbridge expects to either renew or replace its credit facility with a substantially similar facility prior to maturity.

The $8.0 million principal debt payment due on subordinated debt in 2006 is inclusive of a $3.0 million discount on the note, which accretes on a straight-line basis, over the period November 1, 2001 to September 30, 2006.

5.	STOCKHOLDERS’ EQUITY

In January, 2002, Lionbridge recorded deferred compensation of approximately $537,000, representing the fair market value of 298,500 restricted shares of Lionbridge common stock issued to certain employees at that time. These restricted shares vest ratably after one and two years of continued employment with the Company. The deferred compensation is being amortized over the two-year period during which the transfer and sale restrictions on the common stock lapse. The amortization of deferred compensation is recorded as an operating expense and totaled $67,000 and $201,000, respectively, for the three and nine-month periods ended September 30, 2002.

The Company recorded additional stock-based compensation expense of $179,000 and $128,000 for the three-month periods ended September 30, 2002 and 2001, respectively and $576,000 and $441,000 for the nine-month periods ended September 30, 2002 and 2001, respectively, representing the difference between the exercise price of stock options granted and the fair market value for accounting purposes of the underlying common stock at the date of the grant period. In June 2002, additional stock-based compensation expense of $98,000 was recorded relating to modifications of previously granted stock options.

6.	COMPREHENSIVE LOSS

Total comprehensive loss was approximately $99,000 and $7,248,000 for the three-month periods ended September 30, 2002 and 2001, respectively, and $3,015,000 and $20,078,000 for the nine-month periods ended September 30, 2002 and 2001, respectively, which consists of net loss and the net change in foreign currency translation adjustment.

7.	NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding, including vested shares of restricted stock. Diluted net loss per share does not differ from basic net loss per share since potential common shares from unvested shares of restricted stock and the exercise of stock options and warrants are anti-dilutive for all periods presented and are therefore excluded from the calculation. Options outstanding to purchase 5,661,571 and 5,947,790 shares of common stock and warrants outstanding to purchase 1,468,561 and 765,617 shares of common stock were not included in the calculations of diluted net loss per share for the quarters ended September 30, 2002 and 2001, respectively.

8.	MERGER, RESTRUCTURING AND OTHER CHARGES

The following table summarizes activity with respect to merger, restructuring and other charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Merger costs	$—	$(120,000)	$—	$(20,000)
Restructuring charges, net	—	460,000	—	2,237,000
Impairment of long-lived assets	—	—	—	336,000

	$—	$340,000	$—	$2,553,000

Merger costs for the three and nine months ended September 30, 2001 consist primarily of fees for professional services incurred in connection with Lionbridge’s attempted acquisition of Mendez S.A., offset by the receipt of a $1.0 million termination fee received from the successful bidder for Mendez.

Restructuring charges for the nine months ended September 30, 2001 relate to: (i) the costs of consolidating Lionbridge facilities in the United States as a result of the acquisition of Data Dimensions, consisting primarily of accruals for lease payments on vacant office space, and (ii) costs associated with work force reductions in the United States, Canada, Brazil, Japan, China, Korea, Germany, Ireland, The Netherlands, the United Kingdom and France, consisting of 136 technical staff, 22 sales staff and 41 administrative staff. For the three months ended September 30, 2001, the restructuring charge of $460,000 reflects a reduction in workforce of 59 staff and accruals for lease payments on vacant office space. All employees had been informed of their termination and related benefits in the period that the charge was recorded. The restructuring charge for the nine months ended

September 30, 2001 is presented net of a $66,000 reversal of a charge recorded in the three months ended March 31, 2001 due to subsequent events which reduced the amount of benefits paid related to employee termination expenses.

Impairment charges for long-lived assets for the nine months ended September 30, 2001 relate primarily to the write-off of acquired work force and software licenses as a result of the closure of the Company’s office in Montreal, Canada during the second quarter of 2001.

At September 30, 2002, the consolidated balance sheet included accruals totaling $12,000 related to restructuring charges, in addition to accruals of $931,000 related to restructuring obligations, which were assumed upon the acquisition of Data Dimensions, Inc. in June 2001. Lionbridge currently anticipates that all restructuring-related accrual balances will be utilized by December 31, 2002, except for certain long-term contractual obligations relating to leases for unused facilities of $162,000, which are included in other long-term liabilities. In connection with the acquisition of eTesting Labs, the Company recorded $270,000 in restructuring accruals in connection with a restructuring plan as part of the purchase accounting for employee separation costs and lease obligations for unused facilities, which are included in other accrued expenses at September 30, 2002.

The following table summarizes the restructuring activity for the nine months ended September 30, 2002 and 2001, respectively, by initiative:

	2002	2001
Beginning balance, December 31	$2,442,000	$394,000

Employee severance and related restructuring charges:
Recorded		1,931,000
Reversed		(87,000)
Acquired		1,034,000
Utilized	(304,000)	(2,050,000)

	(304,000)	828,000

Lease termination costs and other restructuring charges:
Recorded		415,000
Reversed		(22,000)
Acquired		2,546,000
Utilized	(1,195,000)	(571,000)

	(1,195,000)	2,368,000

Ending balance, September 30	$943,000	$3,590,000

9.	INCOME TAXES

The Company’s provision for income taxes of $14,000 for the nine months ended September 30, 2002 includes a $391,000 benefit related to a U.S. Federal income tax refund available as a result of legislative changes in 2002, as well as a provision of $405,000 for foreign income taxes. The Company’s provision for income taxes for the nine months ended September 30, 2001 of $427,000 related to foreign income taxes.

10.	SEGMENT INFORMATION

Lionbridge has determined that its operating segments are those that are based on its method of internal reporting, which separately presents its business by the geographic site in which services are performed. Lionbridge has combined those segments, which meet the aggregation criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131 in determining its reportable segments.

The Company’s reportable segments are Localization, Testing and Application Development and Maintenance (ADM). The Company has changed the structure of its internal organization in a manner that causes information about its reportable segments to lack comparability with previous period information, and has therefore restated the prior period information in accordance with the revised organization. Additionally, the Company has reported as a separate segment its ADM business due to its increased significance to the Lionbridge business. The Localization segment provides product localization and content globalization services that enable simultaneous worldwide release and ongoing maintenance of products and related technical support, training materials, Web sites, and sales and marketing information in multiple languages. The Testing segment provides a broad range of testing services relating to software, hardware and Web sites, as well as product certification and benchmarking programs. The ADM segment provides outsourcing services for the development, maintenance and enhancement of software applications. All other unallocated enterprise costs are reflected in the “Corporate and other” category.

The table below presents information about the reported net loss of Lionbridge for the three and nine-month periods ended September 30, 2002 and 2001. Asset information by segment is not reported, since such information is not produced internally by Lionbridge.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
External revenue:
Localization	$24,374,000	$18,885,000	$63,296,000	$62,592,000
Testing	7,161,000	5,767,000	18,928,000	11,887,000
Application Development and Maintenance	2,376,000	1,272,000	6,059,000	1,418,000
Corporate and other	—	—	—	—

	$33,911,000	$25,924,000	$88,283,000	$75,897,000

Net income (loss):
Localization	$2,784,000	$120,000	$6,138,000	$1,381,000
Testing	43,000	(1,373,000)	1,009,000	(1,326,000)
Application Development and Maintenance	840,000	(778,000)	59,000	(815,000)
Corporate and other	(3,913,000)	(5,531,000)	(10,692,000)	(20,048,000)

	$(246,000)	$(7,562,000)	$(3,486,000)	$(20,808,000)

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2002	2001
Non-cash investing and financing activities:
Lionbridge acquired eTesting Labs on July 15, 2002. In conjunction with the purchase, liabilities were assumed as follows:
Fair value of assets acquired and goodwill	$4,264,000
Outstanding payable to Ziff Davis Media (See note 3)	(431,000)
Cash paid for assets acquired	(1,834,000)

Liabilities assumed	$1,999,000

Additions to capital lease obligations for fixed asset purchases	$202,000

Fair value of warrants issued for common stock in connection with debt (See note 4)	$598,000	$853,000

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

Lionbridge acquired all of the outstanding capital stock of Quality Group Labs for $483,000 in 2001. In conjunction with the purchase, liabilities were assumed as follows:
Fair value of assets acquired and goodwill		$483,000
Cash paid for assets acquired		(250,000)
Common stock issued		(233,000)

Liabilities assumed		$—

12.	GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and, therefore, the results of operations for the nine months ended September 30, 2002 exclude amortization expense of goodwill. As required by SFAS No. 142, the Company completed its transitional goodwill impairment test in the quarter ended June 30, 2002 and determined that the fair value of each reporting unit exceeded the carrying value of the net assets of each reporting unit. Accordingly, no goodwill impairment was recognized.

The Company also evaluated the useful lives assigned to its other intangible assets in the quarter ended March 31, 2002, which resulted in no changes to such useful lives. Additionally, the Company transferred acquired workforce of $270,000 to goodwill as of January 1, 2002. The following table summarizes intangible assets as of September 30, 2002 and 2001, respectively:

	2002			2001
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
VeriTest trade name	$505,000	$379,000	$126,000	$505,000	$278,000	$227,000
ILE acquired customer list	1,800,000	1,260,000	540,000	1,800,000	900,000	900,000

	$2,305,000	$1,639,000	$666,000	$2,305,000	$1,178,000	$1,127,000

Net loss and loss per share for the three and nine months ended September 30, 2001, as adjusted for the exclusion of amortization expense, are as follows:

	Three Months Ended September 30, 2001		Impact of Exclusion of Goodwill Amortization Expense
	As Reported	As Adjusted
Loss before income taxes (as originally reported)	$7,367,000	$7,367,000
Adjustment for the exclusion of goodwill amortization, net of tax	—	1,452,000	$1,452,000

Loss before income taxes	7,367,000	5,915,000	1,452,000
Provision for income taxes	195,000	195,000

Net loss	$7,562,000	$6,110,000	1,452,000

Basic and diluted net loss per share	$0.25	$0.20	$0.05

	Nine Months Ended September 30, 2001		Impact of Exclusion of Goodwill Amortization Expense
	As Reported	As Adjusted
Loss before income taxes (as originally reported)	$20,381,000	$20,381,000
Adjustment for the exclusion of goodwill amortization, net of tax	—	3,981,000	$3,981,000

Loss before income taxes	20,381,000	16,400,000	3,981,000
Provision for income taxes	427,000	427,000

Net loss	$20,808,000	$16,827,000	3,981,000

Basic and diluted net loss per share	$0.72	$0.58	$0.14

13.	CONTINGENCIES

In July 2001, a purported securities class action lawsuit was filed in the United States. The suit names as defendants the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering (“IPO”). The complaint in this action is allegedly brought on behalf of purchasers of the Company’s common stock during the period from August 20, 1999 to December 6, 2000, and asserts among other things, that the Company’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of the Company’s IPO underwriters in allocating shares in the Company’s to the underwriters’ customers. The action seeks recission or recissory and other damages, fees and costs associated with the litigation, and interest. The Company understands that various plaintiffs have filed substantially similar lawsuits against over a hundred other publicly traded companies in connection with the underwriting of their initial public offerings. The Company and its officers and directors believe that the allegations in the complaint are without merit and intend to contest them vigorously. In October 2002, the claims against officers and directors were dismissed without prejudice. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending litigation. The Company is currently unable to estimate any potential loss associated with this matter.

On or about September 13, 2002, the Company notified Ziff Davis Media Inc. (“Ziff Davis Media”) of its intent to file an indemnification claim under the Stock Purchase Agreement dated as of July 3, 2002, as amended (the “Agreement”) relating to the acquisition of all of the stock of eTesting Labs, Inc. by Lionbridge from Ziff Davis Media and to withhold additional payments due Ziff Davis Media under the Agreement until resolution of such indemnification claim. On or about October 22, 2002, a lawsuit captioned “Ziff Davis Development Inc. and Ziff Davis Media Inc. v. Lionbridge Technologies, Inc.” (02/603858) was filed in the Supreme Court of the State of New York. The complaint in this action asserted, among other things, that Lionbridge breached its obligations under the Agreement to pay $290,062, representing a portion of the purchase price in connection with its purchase of eTesting Labs, Inc. and is seeking payment by the Company of such amount, plus interest and costs. The Company intends to file an answer in this matter and intends to assert counterclaims against the plaintiffs, alleging that the plaintiffs (i) breached representations and warranties under the Agreement and (ii) failed to disclose material information concerning eTesting Labs. In addition, the Company intends to assert claims for indemnification against the plaintiffs as provided in the Agreement. The Company believes its counterclaims and indemnification claims exceed any claims alleged by the plaintiffs and, that the outcome will not have a material effect on the consolidated results of operations or financial position of the Company.

14.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties, including the Company’s expectations regarding its future liquidity needs. These statements are based on various assumptions by management regarding future circumstances over many of which Lionbridge has little or no control. A number of important factors, including those identified under the caption “Factors That May Affect Future Results” in Lionbridge’s Annual Report on Form 10-K, filed April 1, 2002 (SEC File No. 000-26933) as well as factors discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) financial and economic uncertainties among the Company’s customer base in general and in the technology sector in particular; (ii) the delay of one of Lionbridge’s clients’ product releases or the loss of a major client; (iii) delays in the commencement or continuation of services by Lionbridge clients; (iv) Lionbridge’s ability to attract and retain key personnel; (v) difficulties Lionbridge may encounter in the integration of operations of eTesting Labs; (vi) Lionbridge’s potential liability for defects or errors in the solutions it provides; (vii) Lionbridge’s potential failure to keep pace with the rapidly changing requirements of its customers; (viii) the entry of additional competitors into the marketplace; (ix) foreign currency fluctuations; (x) political, economic and business fluctuations in domestic and international markets; (xi) future acquisitions (including the potential diversion of management attention and financial resources and the ability of acquired businesses to achieve satisfactory operating results); (xii) difficulties in raising additional capital or other financing if needed; and (xiii) continued or worsening of the slowdown in worldwide economies and other downturns in economic conditions generally. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Introduction

Lionbridge is a leading provider of solutions for worldwide deployment of technology and content, serving global businesses in the technology, financial services, manufacturing and life sciences industries. Lionbridge’s suite of services includes: product localization and content globalization (collectively, “Localization”); a broad range of testing services relating to software, hardware and Web sites, as well as product certification and benchmarking programs (collectively, “Testing”); and outsourcing services for the development, maintenance and enhancement of software applications (“ADM”). Founded in 1996, Lionbridge manages its Testing services under the VeriTest brand.

Lionbridge’s revenue is derived from project-by-project fees and long-term service agreements. Projects are generally billed on a time and expense basis and, to a lesser extent, at a fixed price. Revenue is recognized, primarily by using the percentage-of-completion method of accounting, based on all costs incurred to date as a percentage of management’s estimate of total costs of individual projects. The agreements entered into in connection with projects are generally terminable by clients upon 30 days’ prior written notice. If a client terminates an agreement, it is required to pay Lionbridge for time and expenses incurred through the termination date.

Lionbridge has experienced operating losses, as well as net losses, for each year of its operations and, as of September 30, 2002, had an accumulated deficit of $107.3 million.

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

Acquisitions

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through September 30, 2002 have resulted in the recognition of approximately $39.3 million of goodwill and other intangible assets on its balance sheet. Goodwill had been amortized using a five-year life until the Company’s adoption of Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on January 1, 2002, at which time amortization of goodwill ceased and was replaced by periodic impairment testing. Other acquired intangible assets are generally amortized over three to five years.

In July, 2002, Lionbridge entered into an agreement to acquire all of the stock of eTesting Labs Inc. (“eTesting Labs”), a subsidiary of Ziff Davis Media Inc. based in North Carolina, with additional operations in California. This acquisition was completed on July 15, 2002. The acquisition was accounted for using the purchase method of accounting, and results of eTesting Labs are included in the accompanying financial statements from the date of acquisition, as part of VeriTest, the Company’s global testing division. Total purchase consideration was $2,250,000, consisting of a $1,000,000 cash payment made at closing, a $350,000 cash payment made on August 9, 2002, and a $900,000 cash payment to be funded through the collection by Ziff Davis Media of acquired accounts receivable of eTesting Labs. Other acquisition costs totaling $15,000 are also included as part of the total purchase price. (See Note 3 of Notes to Consolidated Financial Statements.)

Merger, Restructuring and Other Charges

The following table summarizes activity with respect to merger, restructuring and other charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Merger costs	$—	$(120,000)	$—	$(20,000)
Restructuring charges, net	—	460,000	—	2,237,000
Impairment of long-lived assets	—	—	—	336,000

	$—	$340,000	$—	$2,553,000

Merger costs for the three months ended September 30, 2001 consist primarily of fees for professional services incurred in connection with Lionbridge’s attempted acquisition of Mendez S.A., offset by the receipt of a $1.0 million termination fee received from the successful bidder for Mendez.

Restructuring charges for the nine months ended September 30, 2001 relate to: (i) the costs of consolidating Lionbridge facilities in the United States as a result of the acquisition of Data Dimensions, Inc. (“Data Dimensions”), consisting primarily of accruals for lease payments on vacant office space, and (ii) costs associated with work force reductions in the United States,

Canada, Brazil, Japan, China, Korea, Germany, Ireland, The Netherlands, the United Kingdom and France, consisting of 136 technical staff, 22 sales staff and 41 administrative staff. For the three months ended September 30, 2001, the restructuring charge of $460,000 reflects a reduction in workforce of 59 staff and accruals for lease payments on vacant office space. All employees had been informed of their termination and related benefits in the period that the charge was recorded. The restructuring charge for the nine months ended September 30, 2001 is presented net of a $66,000 reversal of a charge recorded in the three months ended March 31, 2001 due to subsequent events which reduced the amount of benefits paid related to employee termination expenses.

Impairment charges for long-lived assets for the nine months ended September 30, 2001 relate primarily to the write-off of acquired work force and software licenses as a result of the closure of the Company’s office in Montreal, Canada during the second quarter of 2001.

At September 30, 2002, the consolidated balance sheet included accruals totaling $12,000 related to restructuring charges, in addition to accruals of $931,000 related to restructuring obligations, which were assumed upon the acquisition of Data Dimensions in June 2001. Lionbridge currently anticipates that all restructuring-related accrual balances will be utilized by December 31, 2002, except for certain long-term contractual obligations relating to leases for unused facilities of $162,000, which are included in other long-term liabilities. In connection with the acquisition of eTesting Labs, the Company recorded $270,000 in restructuring accruals in connection with a restructuring plan as part of the purchase accounting for employee separation costs and lease obligations for unused facilities, which are included in other accrued expenses at September 30, 2002.

Non-cash Charges

Deferred Compensation.    Lionbridge recorded deferred compensation of approximately $3.8 million in 1999, representing the difference between the exercise price of stock options granted and the fair market value for accounting purposes of the underlying common stock at the date of the grant. The deferred compensation is being amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $2.4 million had been amortized and $1.1 million had been reversed due to cancellation of the underlying options as of September 30, 2002.

In January 2002, Lionbridge recorded deferred compensation of approximately $537,000, representing the fair market value of 298,500 restricted shares of Lionbridge common stock issued to certain employees at that time. The deferred compensation is being amortized over the two-year period that the restrictions on the common stock lapse.

The amortization of deferred compensation is recorded as an operating expense and totaled $179,000 and $128,000 for the three months ended September 30, 2002 and 2001, respectively. In June 2002, additional stock-based compensation expense of $98,000 was recorded relating to modifications of previously granted stock options. For the nine-month periods ended September 30, 2002 and 2001, stock-based compensation totaled $674,000 and $441,000, respectively. Lionbridge currently expects to amortize the following remaining amounts of deferred compensation existing as of September 30, 2002 in the fiscal periods as follows:

December 31, 2002	$179,000
December 31, 2003	$371,000

$550,000

Original Issue Discount on Debt.    Interest expense for the three and nine-month periods ended September 30, 2002 includes approximately $153,000 and $458,000, respectively, for the accretion of a $3.0 million discount on subordinated debt issued in June 2001. The principal under the note was due on October 31, 2001. However, as a result of terms included in the original subordinated debt agreement, on October 31, 2001, the note automatically converted into a new note with essentially identical terms but with a principal amount of $8.0 million due on September 30, 2006. The $3.0 million discount on the new note is being accreted as interest expense on a straight-line basis over the period from November 1, 2001 to September 30, 2006.

Issuance of Warrants for Common Stock.    In May, 2002, the terms of the subordinated debt agreements with the holder of subordinated notes in the principal amount of $4,981,000 were amended to extend the maturity date of the notes to April 30, 2004. In conjunction with the amendment, Lionbridge issued two seven-year warrants for the purchase of up to 400,000 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. The shares issuable under the warrants were 25% vested at the time of issuance and the remaining shares vest each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants expire as of May 15, 2009. The warrants, valued at $551,000, in the aggregate, have been recorded as a deferred financing cost and are being amortized as interest expense over the term of the notes. Amortization expense of $69,000 and $115,000 was recorded for the three and nine months ended September 30, 2002, respectively.

In August, 2002, the terms of the subordinated debt agreements with holders of subordinated notes in the aggregate principal amount of $1,000,000 were amended to extend the maturity date of the notes to July 31, 2003. In conjunction with the amendment, Lionbridge issued two seven-year warrants for the purchase of up to 50,612 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. The shares issuable under the warrants were 25% vested at the time of issuance and the remaining shares vest each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants expire as of May 15, 2009. The warrants, valued at $47,000, in the aggregate, have been recorded as a deferred financing cost and are being amortized as interest expense over the term of the notes. Amortization expense of $8,000 was recorded for the three and nine months ended September 30, 2002, respectively.

In June, 2001, Lionbridge entered into a subordinated debt agreement pursuant to which Lionbridge issued a 12% promissory note in the amount of $5,000,000. The principal under the notes was initially due on October 31, 2001, with interest payable quarterly in arrears. However, as a result of terms included in the original subordinated debt agreement, on October 31, 2001, the note automatically converted into a new note with essentially identical terms but with a principal amount of $8,000,000. The new note is due on September 30, 2006, with interest payable quarterly in arrears at 12% per year. The $3,000,000 discount on the new note is being accreted through interest expense on a straight-line basis over the period from November 1, 2001 to September 30, 2006. Accretion of $153,000 and $458,000, respectively, was recorded for the three and nine-month periods ended September 30, 2002. In connection with the issuance of the $5,000,000 note, Lionbridge issued a warrant to purchase 900,000 shares of common stock at a price of $0.80 per share. The fair value ascribed to this warrant was $738,000 and was recorded as a discount on subordinated notes payable and was amortized to interest expense through October 2001, the date of the originally expected repayment. The holder of the note is entitled to the benefit of certain restrictive covenants and the subordinated debt agreement restricts Lionbridge from paying dividends to its stockholders.

Results of Operations

The following table sets forth for the periods indicated certain unaudited operating data associated with the Company’s results of operations.

	Percentage of Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
\	2002	2001	2002	2001
	(unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	59.7	64.0	60.7	63.3

Gross profit	40.3	36.0	39.3	36.7
Operating expenses:
Sales and marketing	9.4	10.9	9.5	11.6
General and administrative	25.7	37.8	27.4	35.1
Research and development	0.8	2.2	1.1	2.4
Amortization of acquisition-related intangible assets	0.3	5.9	0.5	6.3
Merger, restructuring and other charges	—	1.3	—	3.4
Stock-based compensation	0.5	0.5	0.7	0.6

Total operating expenses	36.7	58.6	39.2	59.4

Profit (loss) from operations	3.6	(22.6)	0.1	(22.7)
Interest expense:
Interest expense on outstanding debt	2.3	4.3	2.6	2.9
Accretion of discount on notes payable	0.5	—	0.5	—
Other expense, net	0.9	1.5	0.9	1.3

Loss before income taxes	(0.1)	(28.4)	(3.9)	(26.9)
Provision for income taxes	0.6	0.8	—	0.5

Net loss	(0.7)	(29.2)	(3.9)	(27.4)

Revenue.    Revenue for the quarter ended September 30, 2002 was $33.9 million as compared to revenue of $25.9 million for the quarter ended September 30, 2001, an increase of $8.0 million or 30.8%, despite the continued economic slowdown in the technology sector. The increase reflects approximately $5.5 million of incremental revenue associated with the Localization business, resulting from both an increase in the average project size and the development of new “non-information technology” customers during 2002, as well as, $1.4 million in the Testing business, resulting from the July 2002 acquisition of eTesting Labs, and $1.1 million in organic growth from the ADM business. During the third quarter of 2002, the Company acquired eTesting Labs to complement its Testing business with the addition of benchmarking, usability and load and stress testing services. The results of eTesting Labs are included in the accompanying financial statements, from the date of acquisition.

For the nine months ended September 30, 2002, revenue increased by $12.4 million or 16.3% to $88.3 million as compared to $75.9 million for the same period of the prior year. Localization revenue increased to $63.3 million from $62.6 million. Testing revenue increased by approximately $7.0 million, from $11.9 million to $18.9 million, primarily resulting from the addition of the Data Dimensions operations since June 2001, as well as the acquisition of eTesting Labs in July 2002. ADM services increased $4.7 million, from $1.4 million to $6.1 million, due to the addition of Data Dimensions operations since June 2001. The Company recorded charges against revenue of approximately $610,000 during the nine-month period ended September 30, 2002 related to the expected inability to realize work-in-process associated with ChinaConnect customers, due to the Company’s decision to discontinue this business activity.

Cost of Revenue.    Cost of revenue consists primarily of outsourcing expense incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. As a percentage of revenue, cost of revenue decreased to 59.7% for the quarter ended September 30, 2002 as compared to 64.0% for the corresponding period of the prior year, reflecting the favorable impact of restructuring started in 2001, including, reduced facilities costs, the result of consolidating Lionbridge facilities in the United States, and lower labor costs, associated with workforce reductions, as well as the impact of the increase in revenue from period to period. For the nine months ended September 30, 2002, cost of revenue decreased to 60.7% as a percentage of revenue from 63.3% from the corresponding nine months of the prior year. The decrease is primarily attributable to the favorable impact of the cost savings and progress attained in integrating acquisitions, as noted above, as well as the impact of the increase in revenue from period to period.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, and promotional expenses. Sales and marketing costs increased by $370,000 to $3.2 million for the quarter ended September 30, 2002 as compared to the corresponding quarter of the previous year.

The increase is primarily due to the additional sales and marketing expenses related to the addition of eTesting Labs as well as increased commissions on higher revenue. For the nine months ended September 30, 2002, sales and marketing expenses decreased 4.3% to $8.4 million from $8.8 million for the nine months ended September 30, 2001. This decrease reflects the continuing favorable impact of the cost savings and progress attained in integrating acquisitions, as noted above. As a percentage of revenue, sales and marketing expenses decreased to 9.4% in the third quarter of 2002, from 10.9% in the corresponding period in 2001, and decreased to 9.5% during the first nine months of 2002, from 11.6% during the nine months ended September 30, 2001 as a result of the declining cost structure and increased revenue levels from period to period.

General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits; facilities costs, including depreciation and amortization; information systems costs; professional fees; travel; provisions for bad debts and all other site and corporate costs. General and administrative expenses of $8.7 million for the three months ended September 30, 2002 were 11.2% lower than the $9.8 million incurred during the three months ended September 30, 2001. The $1.1 million decrease reflects the positive effects, during the quarter, of prior restructuring activities, partially offset by additional general and administrative expense related to the addition of eTesting Labs and a one-time charge of $150,000 related to non-recurring, prepaid investment banking fees. General and administrative expenses for the nine months ended September 30, 2002 decreased 9.4% to $24.1 million from $26.7 million during the corresponding period of 2001. The decrease reflects the favorable impact of prior restructuring cost savings and the progress attained in integrating acquisitions, as noted above, partially offset by one-time charges, including approximately $498,000 related to the Company’s inability to recover certain amounts due from customers as a result of its decision to exit the ChinaConnect business, as well as $150,000 related to non-recurring, prepaid investment banking fees. As a percentage of revenue, general and administrative expenses decreased from 35.1% to 27.4% for the nine-month periods ended September 30, 2001 and 2002, respectively, due primarily to the items noted as well as the impact of the increase in revenue from period to period.

Research and Development.    Research and development expenses relate to the Lionbridge Globalization Platform, Lionbridge’s proprietary internal workflow and language management system, and include salaries and associated employee benefits and third-party contractor expenses. Research and development expenses of $268,000 for the quarter ended September 30, 2002 decreased 53.8% from the corresponding quarter of the previous year. For the nine months ended September 30, 2002, research and development expenses decreased 46.8% to $967,000 from $1.8 million for the nine months ended September 30, 2001. As the Company deployed the Lionbridge Globalization Platform for customers, certain project personnel were reassigned into cost of revenue, resulting in decreased headcount-related expenses for the quarter as well as the nine months ended September 30, 2002, as compared to the corresponding periods.

Amortization of Acquisition-related Intangible Assets.    Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses and, in 2001, amortization of goodwill arising from business acquisitions. In 2002, Lionbridge ceased amortization of goodwill in accordance with SFAS No. 142. Amortization expense for the three and nine-months ended September 30, 2002 of $115,000 and $412,000, respectively, relate solely to the amortization of identifiable intangible assets. Amortization expense for the three and nine months ended September 30, 2001 of $1.5 million and $4.8 million, respectively, related to the amortization of goodwill and identifiable intangible assets.

Interest Expense.    Interest expense represents interest paid or payable on debt, the amortization of deferred financing costs and the accretion of discounts on subordinated notes. Interest expense decreased to $946,000 for the three months ended September 30, 2002, as compared to $1,128,000 for the three months ended September 30, 2001. The decrease is primarily due to a $400,000 reduction in the accretion of discount on debt in the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. The Company ascribed a fair value of $738,000 to warrants issued in connection with the issuance of the June 2001 subordinated notes payable; the original issue discount on the subordinated notes payable was amortized through interest expense over the four month period ending October 2001, resulting in $553,000 of interest expense in the quarter ended September 30, 2001. In October 2001, the Company converted the original $5,000,000 note into a new $8,000,000 note with a $3,000,000 discount, which is being accreted through interest expense on a straight-line basis over the period from November 1, 2001 to September 30, 2006, resulting in accretion expense of $153,000 in the quarter ended September 30, 2002. The lower quarterly discount accretion through interest expense, was partially offset by the cost of higher levels of borrowing in the quarter ended September 30, 2002, as compared to the corresponding quarter of the previous year. Interest expense was $2.8 million for the nine months ended September 30, 2002 versus $2.2 million for the corresponding period of 2001. These increases were principally due to increased interest expense resulting from the higher level of borrowing during the first nine months of 2002 as well as the amortization of deferred financing costs related to warrants, as compared to the corresponding period of the preceding year, partially offset by a reduction in the accretion of the original issue discount on notes issued in June 2001 from $553,000 to $458,000 for the nine month periods ended September 30, 2002 and September 30, 2001, respectively.

Provision for Income Taxes.    The provision for income taxes for the three and nine months ended September 30, 2002, and the comparable periods of the prior year, represent taxes owed on income generated in foreign jurisdictions. Included in the current provision is a $391,000 benefit related to a U.S. Federal income tax refund available as a result of legislative changes in 2002. The provision recorded for the three and nine-month periods ended September 30, 2001, includes charges for $50,000 and $115,000, respectively, representing non-cash expenses resulting from utilizations of net operating loss carryforwards. Lionbridge recorded no tax benefit for losses generated in other jurisdictions during these periods.

Liquidity and Capital Resources

As of September 30, 2002, Lionbridge has a commercial credit facility that allows it to borrow up to $13.0 million, expiring in April 2003. The facility requires Lionbridge to maintain certain financial covenants and restricts the payment of dividends. The facility bears interest at prime plus 2.0% (6.75% at September 30, 2002) and is collateralized by certain assets of Lionbridge. As of September 30, 2002, $11.0 million was outstanding under the facility.

As of September 30, 2002, cash and cash equivalents totaled $10.1 million, of which $352,000 was restricted by letters of credit issued in favor of third-party beneficiaries, principally related to operating leases. These restrictions lapse as the Company fulfills its obligations relating to the letters of credit. Cash and cash equivalents decreased to $10.1 million at September 30, 2002 from $12.3 million at December 31, 2001. Net cash used in operating activities was $813,000 for the nine-month period ended September 30, 2002, as compared to $7.4 million for the corresponding period of the prior year. Cash used in these periods was primarily to fund the net losses of $3.5 million and $20.8 million incurred during the nine months ended September 30, 2002 and 2001, respectively, offset in part by depreciation, amortization and other non-cash expenses, and changes in operating assets and liabilities. Lionbridge has not experienced any significant trends in accounts receivable and work in progress other than changes relative to the increase in sales. Fluctuations in accounts receivable from period to period relative to changes in sales are a result of timing of customer invoicing and receipt of payments from customers. Net cash used in investing activities increased to $2.9 million for the nine months ended September 30, 2002 from $552,000 for the corresponding period of 2001. Investing activities for these periods were primarily purchases of equipment in both periods and the acquisitions of eTesting Labs in 2002 and Quality Group Labs and Data Dimensions in 2001. Net cash provided by financing activities was $1.5 million and $1.2 million in the first nine months of 2002 and 2001, respectively. The primary financing activity during the nine-month period ended September 30, 2002 was increased borrowing of $1.3 million to support the growth of the business, in particular the Company’s accounts receivable and work in process growth. During the nine-month period ended September 30, 2001, the primary financing was the issuance of $5.0 million of subordinated debt, offset by net payments of $4.1 million on existing short-term debt.

As of September 30, 2002, Lionbridge had cash and cash equivalents, excluding restricted cash, of $9.7 million and an additional $855,000 available for borrowing under its bank line of credit. Lionbridge’s future financing requirements will depend upon a number of factors, including its operating performance and increases in operating expenses associated with growth in its business. Lionbridge anticipates that its present cash position and available financing should provide adequate cash to fund its currently anticipated cash needs for the foreseeable future. Lionbridge may seek additional financing in the future, but cannot ensure that additional financing will be available to Lionbridge at terms acceptable to it, if at all.

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

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

Interest Rate Risk.    Lionbridge is exposed to market risk from changes in interest rates with respect to its line of credit with a commercial bank. There was $11.0 million outstanding as of September 30, 2002 under this credit facility. A hypothetical increase of 1% in the variable rate used as the basis for the interest charges on the line of credit in the year ended December 31, 2002 would result in an estimated $110,000 increase in annualized interest expense, assuming a constant outstanding balance of $11.0 million. Lionbridge is exposed to market risk through its investing activities. Lionbridge’s investment portfolio consists solely of investments in high-grade, commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity or their short maturity.

Foreign Currency Exchange Rate Risk.    The majority of Lionbridge’s contracts with clients are denominated in U.S. dollars. However, 40% and 37% of its costs and expenses for the nine months ended September 30, 2002 and 2001, respectively, were denominated in foreign currencies. Thirty-seven percent and 35% of its assets were recorded in foreign currencies as of September 30, 2002 and December 31, 2001, respectively. Twenty-five percent and 17% of its liabilities were recorded in foreign currencies as of September 30, 2002 and December 31, 2001, respectively. Therefore, Lionbridge is exposed to foreign currency exchange risks. Lionbridge has not historically tried to reduce its exposure to exchange rate fluctuations by using hedging transactions. However, it may choose to do so in the future. Lionbridge may not be able to do this successfully. Accordingly, Lionbridge may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.    As of a date (the “Evaluation Date”) within ninety days prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

LIONBRIDGE TECHNOLOGIES, INC.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

On or about July 24, 2001, a purported securities class action lawsuit captioned “Samet v. Lionbridge Technologies, Inc. et al.” (01-CV-6770) was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering. The complaint in this action asserted, among other things, that Lionbridge’s initial public offering registration statement contained misstatements and/or omissions regarding the underwriters’ alleged conduct in allocating shares in Lionbridge’s initial public offering to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order dismissing without prejudice the claims against Lionbridge and its officers and directors (the case remained pending against the underwriter defendants). On April 19, 2002, the plaintiffs filed an amended complaint naming as defendants not only the underwriter defendants but also Lionbridge and certain of its officers and directors. The amended complaint asserts claims under both the registration and antifraud provisions of the federal securities laws relating to, among other allegations, the underwriters’ alleged conduct in allocating shares in the Company’s initial public offering and the disclosures contained in the Company’s registration statement. The Company understands that various plaintiffs have filed approximately 1,000 lawsuits making substantially similar allegations against approximately 300 other publicly traded companies in connection with the underwriting of their public offerings. On July 15, 2002, the Company together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. This motion is currently pending. In October 2002, the claims against officers and directors were dismissed without prejudice. The Company and its officers and directors believe that the allegations in the lawsuit against them are without merit. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending litigation. The Company is currently unable to estimate any potential loss associated with this matter.

On or about September 13, 2002, the Company notified Ziff Davis Media Inc. (“Ziff Davis Media”) of its intent to file an indemnification claim under the Stock Purchase Agreement dated as of July 3, 2002, as amended (the “Agreement”) relating to the acquisition of all of the stock of eTesting Labs, Inc. by Lionbridge from Ziff Davis Media and to withhold additional payments due Ziff Davis Media under the Agreement until resolution of such indemnification claim. On or about October 22, 2002, a lawsuit captioned “Ziff Davis Development Inc. and Ziff Davis Media Inc. v. Lionbridge Technologies, Inc.” (02/603858) was filed in the Supreme Court of the State of New York. The complaint in this action asserted, among other things, that Lionbridge breached its obligations under the Agreement to pay $290,062, representing a portion of the purchase price in connection with its purchase of eTesting Labs, Inc. and is seeking payment by the Company of such amount, plus interest and costs. The Company intends to file an answer in this matter and intends to assert counterclaims against the plaintiffs, alleging that the plaintiffs (i) breached representations and warranties under the Agreement and (ii) failed to disclose material information concerning eTesting Labs. In addition, the Company intends to assert claims for indemnification against the plaintiffs as provided in the Agreement. The Company believes its counterclaims and indemnification claims exceed any claims alleged by the plaintiffs.

Item 2.    Changes in Securities and Use of Proceeds

On August 1, 2002, the terms of the subordinated debt agreements with the holders of notes in the aggregate principal amount of $1,000,000 were amended to extend the maturity date of the notes to July 31, 2003. In conjunction with the amendments, Lionbridge issued two warrants for the purchase of up to 50,612 shares of common stock, in the aggregate, at an exercise price of $1.69 per share. The warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as it was issued in a private placement to two, affiliated investors and the Company did not make a general solicitation. The shares issuable under the warrants were 25% vested at the time of issuance and the remaining shares vest each three-month period thereafter through the notes maturity date based upon the then-current principal amount outstanding, with an expiration date of May 15, 2009. There were no underwriters or placement agents involved in such private placement transaction.

Item 4.    Submission of Matters to a Vote of Security Holders.

On July 29, 2002, the Company held a Special Meeting of Stockholders. At the meeting, the stockholders adopted a proposal to permit the amendment of the Company’s Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of the shares of the Company’s common stock. 28,104,566 votes were cast in favor of this proposal, 256,291 votes were cast against this proposal and there were 67,642 abstentions. Notwithstanding the adoption of the proposal, the reverse stock split was not implemented.

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

10.1
Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002. 2002 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.2
Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002. 2002 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.3
Common Stock Purchase Warrant issued to Capital Resource Lenders III, L.P. 2002 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.4
Common Stock Purchase Warrant issued to CRP Investment Partners III, L.P. 2002 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.5
Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of August 1, 2002 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.6
Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of August 1, 2002 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.7
Common Stock Purchase Warrant issued to Morgan Stanley Venture Capital Fund II Annex, L.P. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.8
Common Stock Purchase Warrant issued to Morgan Stanley Venture Investors Annex, L.P. (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.9*	1998 Stock Plan, as amended on October 24, 2002.

10.10*	Employee Stock Purchase Plan, as amended on October 24, 2002.

10.11	Lease agreement dated as of October 7, 2002 between eTesting Labs, Inc. and Southport Business Park Limited Partnership, including the Guaranty by Lionbridge.

10.12	Agreement between Bernard Gateau and INT’L.com dated as of September 13, 2002.

10.13
Bank Modification Agreement No. 3 between Silicon Valley Bank, INT’L.com, Inc., International Language Engineering, Inc., eTesting Labs, Inc., Harvard Translations, Inc., Data Dimensions, Inc. and Lionbridge Technologies, Inc. as dated of September 20, 2002.

10.14
Consent of Lionbridge Technologies, Inc. to guarantee the obligations of eTesting Labs, Inc. under the Bank Modification Agreement No. 3 between Silicon Valley Bank, INT’L.com, Inc., International Language Engineering, Inc., eTesting Labs, Inc., Harvard Translations, Inc., Data Dimensions, Inc. and Lionbridge Technologies, Inc. as dated of September 20, 2002.

10.15	Amended and Restated Promissory Note in the principal amount of $10,000,000 issued to Silicon Valley Bank on September 20, 2002.

10.16	Sublease agreement dated as of July 18, 2002 between Lionbridge Technologies, Inc. and Deutsche Financial Services Corporation.

10.17	Lease agreement dated as of September 13, 2002 between Lionbridge Technologies, Inc. and Bay Colony Corporate Center LLC.

99.1	Certificate of Rory J. Cowan, the Company’s principal executive officer, as required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Stephen J. Lifshatz, the Company’s principal financial officer, as required by 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).

(b)	Reports on Form 8-K.

On August 29, 2002, the Company filed a Current Rreport on Form 8-K concerning relating to its decision to change the listing its Common Stock on to The Nasdaq SmallCap Market from The Nasdaq National Market.

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
Stephen J. Lifshatz Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated:    November 14, 2002

CERTIFICATIONS

I, Rory J. Cowan, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Lionbridge Technologies, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ RORY J. COWAN
Rory J. Cowan Chief Executive Officer

I, Stephen J. Lifshatz, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Lionbridge Technologies, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ STEPHEN J. LIFSHATZ
STEPHEN J. LIFSHATZ Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.1
Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002. 2002 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.2
Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002. 2002 (filed as Exhibit 10.2 to the Quarterly Report on
Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.3
Common Stock Purchase Warrant issued to Capital Resource Lenders III, L.P. 2002 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.4
Common Stock Purchase Warrant issued to CRP Investment Partners III, L.P. 2002 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.5
Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of August 1, 2002 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.6
Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of August 1, 2002 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.7
Common Stock Purchase Warrant issued to Morgan Stanley Venture Capital Fund II Annex, L.P. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.8
Common Stock Purchase Warrant issued to Morgan Stanley Venture Investors Annex, L.P. (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.9*	1998 Stock Plan, as amended on October 24, 2002.

10.10*	Employee Stock Purchase Plan, as amended on October 24, 2002.

10.11	Lease agreement dated as of October 7, 2002 between eTesting Labs, Inc. and Southport Business Park Limited Partnership, including the Guaranty by Lionbridge.

10.12	Agreement between Bernard Gateau and INT’L.com dated as of September 13, 2002.

10.13
Bank Modification Agreement No. 3 between Silicon Valley Bank, INT’L.com, Inc., International Language Engineering, Inc., eTesting Labs, Inc., Harvard Translations, Inc., Data Dimensions, Inc. and Lionbridge Technologies, Inc. as dated of September 20, 2002.

10.14
Consent of Lionbridge Technologies, Inc. to guarantee the obligations of eTesting Labs, Inc. under the Bank Modification Agreement No. 3 between Silicon Valley Bank, INT’L.com, Inc., International Language Engineering, Inc., eTesting Labs, Inc., Harvard Translations, Inc., Data Dimensions, Inc. and Lionbridge Technologies, Inc. as dated of September 20, 2002.

10.15	Amended and Restated Promissory Note in the principal amount of $10,000,000 issued to Silicon Valley Bank on September 20, 2002.

10.16	Sublease agreement dated as of July 18, 2002 between Lionbridge Technologies, Inc. and Deutsche Financial Services Corporation.

10.17	Lease agreement dated as of September 13, 2002 between Lionbridge Technologies, Inc. and Bay Colony Corporate Center LLC.

99.1	Certificate of Rory J. Cowan, the Company’s principal executive officer, as required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Stephen J. Lifshatz, the Company’s principal financial officer, as required by 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).