Form 10-K
period 2002-12-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2003-03-31
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

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

Common Stock, $.01 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)    Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 28, 2002, was approximately $30 million (based on the closing price of the registrant’s Common Stock on June 28, 2002, of $2.00 per share).

The number of shares outstanding of the registrant’s $.01 par value Common Stock as of March 14, 2003 was 31,690,295.

DOCUMENTS INCORPORATED BY REFERENCE

Lionbridge intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2002. Portions of such proxy statement are incorporated by reference into Part III of this Report.

LIONBRIDGE TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2002

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

Item 1.    Business

General

Lionbridge Technologies, Inc. provides outsourced globalization and testing services that enable clients to develop, release, manage and maintain their enterprise content and technology applications. Lionbridge solutions include product and content globalization; multilingual application development and maintenance; software and hardware testing and product certification and competitive analysis. The Company serves global organizations in the technology, consumer, retail, industrial, life sciences, financial services and manufacturing industries and provides the following core benefits to clients:

Integrated Full-Service Offering.    Lionbridge serves as an outsourced partner throughout a client’s product and content lifecycle from development, to globalization, to testing and certification through maintenance. Clients rely on Lionbridge’s globalization services to develop, release and maintain their global technology applications and to deliver multilingual content to their customers, partners and employees throughout the world. Lionbridge’s testing services enable clients to achieve superior product quality and reduce downstream support costs, while its product certification and competitive analysis testing services confirm that independent software vendors’ applications meet industry-defined standards for quality and deliver measurable performance against competitive offerings. This unified suite of solutions allows Lionbridge to serve as its clients’ single outsource provider for developing, releasing, testing and maintaining multilingual technology and content across global end markets.

Established Global Presence.    Lionbridge operates 18 globalization and testing service centers in nine countries on four continents. Lionbridge leverages its global resources and proven program management capabilities to provide client delivery teams that have the optimal technical, linguistic and industry expertise and skills to meet each client’s specific needs. Lionbridge’s strong global infrastructure enables the Company to meet its clients’ budgetary and geographic needs and deliver high-value, cost-effective globalization and testing services.

Proven Methodologies.    At the center of all Lionbridge services are its Company-wide methodologies that provide a systematic, specific approach for the delivery of globalization and testing projects. This enables Lionbridge to establish accountability, communications, and processes throughout a client program to ensure high quality, reliability and consistency across all Lionbridge production sites. They also increase Lionbridge’s productivity and provide a baseline for continuous process improvement and the transfer of knowledge and expertise within the Lionbridge organization.

Lionbridge, is a corporation, which through its predecessor, Lionbridge America, Inc., was incorporated in Delaware in September 1996. Its principal executive offices are located at 950 Winter Street, Waltham, Massachusetts 02451, its telephone number is (781) 434-6000, and its Web site is www.lionbridge.com.

Lionbridge Services

Lionbridge provides globalization and testing services that enable global organizations to increase market penetration and speed adoption of global products and content, enhance return on enterprise applications and content management system investments, and reduce costs. Lionbridge’s full suite of service offerings are described below.

Globalization Services.    Lionbridge provides the following globalization solutions:

•	Product Globalization. Lionbridge creates foreign language versions of its clients’ products and software applications, including the user interface, on-line help systems and documentation. Through its internationalization, software localization, and technical translation services, Lionbridge provides its clients with re-engineered and culturally adapted multilingual versions of their products and applications. Lionbridge’s product globalization services enable Lionbridge clients to release fully operable hardware and software products that are adapted to the cultural, linguistic and technical requirements of international markets.

•	Application Development and Maintenance. To support clients’ global product releases, Lionbridge offers a scalable and cost-effective application development and maintenance solution which includes custom software enhancements and legacy application maintenance. Core to this solution is Lionbridge’s global team approach that combines program management either onsite at the client’s operation or near the client’s operation, and application development and maintenance activities executed at Lionbridge’s service centers in Ireland and China. This onshore, near shore, offshore model leverages the Company’s global infrastructure and enables Lionbridge to offer a high-quality, low-cost application development and maintenance solution that optimizes clients’ existing resources and reduces their cost of supporting customer applications in international markets. By integrating language skills, global resources and application development and maintenance expertise, Lionbridge provides a unified approach to developing, releasing and maintaining multilingual technology products and offers a high-return solution for worldwide product support.

•	Content Globalization. Lionbridge provides multilingual content services which include translating and maintaining its clients’ Web-based content, technical support databases, training materials, and sales and marketing information. By utilizing its proprietary technology and integrating with its clients’ content management processes and technologies, Lionbridge is able to manage the translation process in an automation-assisted manner for large volumes of content. Lionbridge combines technical writing and translation expertise, design and production capabilities, program management, standards-based automation technology and process optimization techniques to provide high-quality, customer-specific solutions for multilingual content.

Lionbridge uses a combination of internal and external translators, as well as translation software, for its globalization services. Lionbridge directly employs over 130 translators and editors. Lionbridge also maintains relationships with approximately 4,000 third-party individual, local-country translators, including independent agencies and freelance professionals. This global network of employees and third-party translators gives Lionbridge the ability to provide client delivery teams that have the appropriate combination of linguistic, technology and industry domain expertise, and local country presence, to meet each client’s specific needs. This flexible and scalable model also enables Lionbridge to manage large complex client engagements while minimizing its fixed costs.

Lionbridge’s delivery of its globalization solutions centers on its Rapid Globalization Methodology™. RGM™ is a proven, repeatable process designed to ensure consistency around the world. A roadmap for effective globalization, RGM offers a systematic approach to adapting products and content to a target locale’s technical, linguistic and cultural expectations. Lionbridge’s RGM also standardizes processes throughout every Lionbridge solution center, defines key activities, and specifies goals for each localization project. This enables Lionbridge to deliver high quality, localized versions of products and content across multiple languages and cultures in a timely fashion.

Lionbridge globalization services incorporate the Localization Globalization Platform™, an array of technologies that augment the methodology and expertise employed by Lionbridge’s globalization teams. LGP™ combines Lionbridge proprietary technology with standard, off-the-shelf tools to provide customers with a flexible technology platform to support efficient, high-quality globalization. LGP integrates with Lionbridge’s clients’ production environments. LGP includes a collaboration portal for all project participants; a repository connector to select, extract and route content for localization; process automation tools; and language management tools which leverage previously translated segments across multiple file formats. Lionbridge’s technology solutions increase the quality of multilingual content, make the globalization process more efficient and minimize translation costs as client programs grow in scope and duration. This technology-based approach to client programs allows Lionbridge to increase its opportunities for recurring customers and enhances its ability for margin growth.

Testing Services.    Lionbridge provides a variety of testing, benchmarking and certification services to its clients through its VeriTest division. These services ensure the quality, reliability, and usability of software applications, hardware products and Web sites across complex, global technology environments. VeriTest services include:

•	Performance Testing—to determine whether a Web site or application will perform and function appropriately when high usage levels occur, either through an increase in the number of users accessing the Web site or application, or through an increase in the complexity of activity conducted on the site or application at a given time.

•	Quality Assurance—to verify that a client’s hardware, software, Web site, or internal application does not have bugs, glitches, or oversights that could impact the functionality, compatibility, interoperability or performance of that application.

•	Usability Testing—to determine the extent to which a client’s hardware, software, Web site, or internal application meets users’ expectations for ease of use.

•	Globalization Testing—to determine whether the product is ready for global release by ensuring that locale-dependent functions work as intended within the local hardware and software environment of the end user.

•	Competitive Analysis—to measure the performance, functionality, or usability of a client’s hardware, software or Web application against competitive offerings. In addition to providing benchmark testing services to clients, VeriTest also designs, writes, and tests benchmark tools for PC Magazine.

•	Product Certification.—VeriTest provides product certification programs for many leading software, hardware and telecommunications companies, including Microsoft, AT&T Wireless, BMC Software, Novell, and Alcatel. These sponsoring companies retain VeriTest to develop and administer test criteria that independent software vendors must satisfy before they may display the sponsor’s logo (such as Microsoft’s Certified for Windows® Server 2003) on their products. These certification tests confirm that independent software vendors’ applications properly interact with those of the platform vendor.

VeriTest conducts testing activities for its clients through its advanced technology labs located in Asia, Europe and the United States. VeriTest also provides clients with onsite test engineers, architects and project managers to execute specific testing activities within the client’s own development center.

VeriTest uses its Structured Testing Methodology (STM) to develop a specific testing process for each project that meets clients’ technical, geographic and economic needs. STM also ensures quality and reliability throughout each VeriTest lab and throughout a client’s testing process.

See Note 13 of Notes to Consolidated Financial Statements included as part of Item 15 of this Form 10-K for financial information relating to Lionbridge’s operating segments and geographic areas of operation.

Sales and Marketing

Substantially all of Lionbridge’s revenue has been generated through its dedicated direct sales force. Lionbridge currently has 57 direct sales professionals based in the United States, Europe and Asia who sell the full range of Lionbridge services. The Lionbridge sales approach involves planning for an organization’s unique ongoing requirements, including future versions of products, and ongoing support, maintenance, and training, related to both technology products and content.

Clients

Lionbridge clients are predominantly Global 2000 companies in the technology, consumer, retail, industrial, life sciences, pharmaceutical, financial services and manufacturing industries. During the year ended December 31, 2002, Lionbridge provided services to approximately 490 clients worldwide. The following companies are representative Lionbridge clients, each of whom purchased more than $1,000,000 in services from Lionbridge in the year ended December 31, 2002:

Canon Inc.	Merck & Co., Inc.	PTC
Cisco Systems Inc.	Microsoft Corporation	Retek Inc.
Compaq Computer Corporation	Nestle Group	SAP AG
HP	Nokia	Schneider Electric
Hyperion Software Corporation	Nortel Networks	Seiko Epson Corporation
IBM	Novell	Sun Microsystems
Lexmark International	Oracle Corp.	Unicare Life & Health Insurance
Macromedia, Inc	Page Factory Co., Ltd.

In 2002, Lionbridge’s largest client, HP, accounted for approximately 21% of total revenue. This percentage includes revenue from Compaq, a Lionbridge customer that merged with HP in May 2002. During the year, Lionbridge provided testing and globalization services for 22 functional divisions within the HP organization. In 2001, HP accounted for 13% of total revenue. No other client individually accounted for more than 10% of revenue in 2002, 2001 or 2000. In 2002, 2001 and 2000, Lionbridge’s five largest clients accounted for approximately 39%, 32% and 33% respectively, of revenue.

Competition

Lionbridge provides a broad range of solutions for worldwide deployment of technology and content to its clients. The market for its services is highly fragmented, and Lionbridge has many competitors. Lionbridge’s current competitors include the following:

•	Localization or translation services providers such as Bowne Global Solutions (a unit of Bowne & Co.), SDL plc and regional vendors of translation services specializing in specific languages in particular geographic areas. Occasionally, Lionbridge will compete with companies which provide language technology tools or related services;

•	Independent testing labs providing testing and logo certification services such as National Software Testing Laboratories (a subsidiary of CMP Media) and Keylabs;

•	Information Technology (IT) consulting organizations such as Keane, Inc. that provide outsourced Application Development and Management (ADM) and testing services;

•	Software development and services divisions of India-based organizations such as Wipro Ltd. and Infosys Technologies Ltd., and

•	Internal globalization and testing departments of Global 2000 and large emerging companies.

Lionbridge may also face competition from a number of other companies in the future, including some companies that currently seek localization services from it. As businesses shift from telephonic support centers to Web-based support, technical support call centers and others that currently provide traditional outsourcing services may decide to provide comparable globalization services over the Internet. Other potential entrants into Lionbridge’s market include India-based offshore development organizations that are providing a range of software development, testing and maintenance services for global technology companies that require localization of the products and applications they provide. As content management software is deployed internationally these firms may be required to assist their customers with maintaining multilingual databases. While today these companies are often working with Lionbridge to assist in meeting their customers’ needs, it is possible that over time they will expand into offering competitive services.

From time to time, new companies may enter Lionbridge’s globalization industry. Although Lionbridge builds unique applications on top of standard translation memory software licensed from third parties in its localization process, and to a lesser extent machine translation software also licensed from third parties, Lionbridge’s technology does not preclude or inhibit others from entering its market.

Lionbridge believes the principal competitive factors in providing its services include its ability to provide clients a comprehensive set of services that address multiple phases of a client’s technology application and content lifecycle; its global infrastructure that supports cost effective, high quality client delivery onsite, onshore, near shore and offshore; project management expertise; quality and speed of service delivery; vertical industry expertise; expertise and presence in certain geographic areas and corporate reputation. Lionbridge believes it has competed favorably with respect to these factors and has a strong reputation in its industry.

Intellectual Property Rights

Lionbridge’s success is dependent, in part, upon its proprietary methodologies and practices, including its Rapid Globalization Methodology and Structured Testing Methodology, its Lionbridge Globalization Platform technologies, its proprietary testing practices and methodologies, and other intellectual property rights. Lionbridge has patents or patent applications pending relating to its language automation translation memory engine. Lionbridge relies on a combination of trade secret, license, nondisclosure and other contractual agreements, and copyright and trademark laws to protect its intellectual property rights. Existing trade secret and copyright laws afford Lionbridge only limited protection. Lionbridge enters into confidentiality agreements with its employees, contractors and clients, and limits access to and distribution of Lionbridge’s proprietary information. Lionbridge cannot assure you that these arrangements will be adequate to deter misappropriation of its proprietary information or that it will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Human Resources

As of December 31, 2002, Lionbridge had 1,170 employees. Of these, 919 were consulting and service delivery professionals and 251 were management and administrative personnel performing marketing, sales, operations, process and technology, research and development, finance, accounting, and administrative functions.

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

Item 2.    Properties

Lionbridge maintains operational service centers in the United States, Brazil, Ireland, France, Germany, The Netherlands, China, Japan and South Korea. Lionbridge maintains sales offices throughout the United States as well as in Dublin, Ireland; Paris, France; Rendsburg and Hamburg, Germany; Reading, England; Beijing, China; and Tokyo, Japan.

Lionbridge’s headquarters and principal administrative, finance, legal, and marketing operations are located in leased office space in Waltham, Massachusetts. Lionbridge’s lease is for a term of 4 years and expires on August 31, 2006. Lionbridge operational facilities are under leases of various terms. Its principle operational facilities are located as follows:

•	United States—Globalization: Boise, Idaho; Boulder, Colorado; Framingham, Massachusetts; San Francisco, California

•	United States—Testing: Boise, Idaho; Los Angeles, California; San Francisco, California; Morrisville, North Carolina; and Bellevue, Washington

•	South America—Globalization: Sao Paulo, Brazil

•	Europe—Globalization: Valbonne, France; Amsterdam, the Netherlands; Rendsburg, Germany; Dublin, Ireland; and Galway, Ireland

•	Europe—Testing: Ballina, Ireland; and Paris, France

•	Asia—Globalization: Tokyo, Japan; Beijing, China; and Seoul, South Korea

•	Asia—Testing: Beijing, China

Item 3.    Legal Proceedings

On or about July 24, 2001, a purported securities class action lawsuit captioned “Samet v. Lionbridge Technologies, Inc. et al.” (01-CV-6770) was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering. The complaint in this action asserted, among other things, that Lionbridge’s initial public offering registration statement contained misstatements and/or omissions regarding the underwriters’ alleged conduct in allocating shares in Lionbridge’s initial public offering to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order dismissing without prejudice the claims against Lionbridge and its officers and directors (the case remained pending against the underwriter defendants). On April 19, 2002, the plaintiffs filed an amended complaint naming as defendants not only the underwriter defendants but also Lionbridge and certain of its officers and directors. The amended complaint asserts claims under both the registration and antifraud provisions of the federal securities laws relating to, among other allegations, the underwriters’ alleged conduct in allocating shares in the Company’s initial public offering and the disclosures contained in the Company’s registration statement. The Company understands that various plaintiffs have filed approximately 1,000 lawsuits making substantially similar allegations against approximately 300 other publicly traded companies in connection with the underwriting of their public offerings. On July 15, 2002, the Company together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. In October 2002, the claims against officers and directors were dismissed without prejudice. In February 2003, the Court issued its ruling on the motion to dismiss, ruling that the claims against Lionbridge and virtually all of the other issuer defendants under the registration provisions of the securities law may proceed. The Court also ruled that the claims under the antifraud provisions of the securities laws could proceed against the Company and a majority of the other issuer defendants. The Company along with several other issuer defendants has notified the Court that it intends to seek reconsideration of the Court’s ruling as to the claims under the antifraud provisions. The Company and its officers and directors believe that the allegations in the lawsuit against them are without merit. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending litigation. The Company is currently unable to estimate any potential loss associated with this matter.

In January 2003, the Supreme Court of the State of New York entered an order dismissing with prejudice the claims alleged against Lionbridge in a lawsuit captioned “Ziff Davis Development Inc. and Ziff Davis Media Inc. v. Lionbridge Technologies, Inc.” (02/603858), following the execution of a settlement agreement among the parties. The complaint in this action asserted, among other things, that Lionbridge breached its obligations under the Stock Purchase Agreement by and among Ziff Davis Media Inc., Ziff Davis Development Inc. and Lionbridge, to pay a portion of the purchase price in connection with its purchase of eTesting Labs, Inc.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Lionbridge’s security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Lionbridge commenced its initial public offering of common stock on August 20, 1999 at a price to the public of $10.00 per share. As of March 14, 2003, there were 368 holders of record of Lionbridge’s common stock. Lionbridge’s common stock was listed and traded on the Nasdaq National Market under the symbol “LIOX”, until August 30, 2002, when its common stock became listed on, and began trading on, the Nasdaq Small Cap Market under the same trading symbol.

The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock for the past eight quarters, all as reported by the Nasdaq National Market (through August 29, 2002) and the Nasdaq Small Cap Market thereafter. The quotations represent interdealer quotations, without adjustments for retail mark ups, mark downs, or commissions, and may not necessarily represent actual transactions.

	High	Low
2001
First Quarter	$6.50	$2.75
Second Quarter	$3.00	$1.39
Third Quarter	$1.89	$0.45
Fourth Quarter	$2.34	$0.82

2002
First Quarter	$3.55	$1.77
Second Quarter	$2.60	$1.54
Third Quarter	$2.30	$0.93
Fourth Quarter	$2.97	$1.60

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

Recent Sales of Unregistered Securities

In January 2002, Lionbridge issued 124,000 unregistered shares of its common stock to certain key employees of the Company in the form of restricted stock as a bonus for services rendered. These shares are subject to restrictions on disposition that lapse ratably over the two-year period from the date of grant. None of these shares of restricted stock were issued to Executive Officers of the Company. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters or placement agents involved in such private placement transaction. In May 2002, 4,000 of such shares were forfeited by the holder upon his termination of employment and such shares reverted to the Company.

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

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data reflects the combined results of operations and financial position of Lionbridge, INT’L.com, Inc. (“INT’L.com”), which was acquired by Lionbridge on May 22, 2000, and Harvard Translations, Inc. (“Harvard Translations”), which was acquired by Lionbridge on May 18, 2000, restated for all periods presented pursuant to the pooling-of-interests method of accounting. These mergers are more fully described in Note 4 to Lionbridge’s audited consolidated financial statements included as part of Item 15 of this Form 10-K.

The selected consolidated financial data as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 have been derived from the audited consolidated financial statements of Lionbridge which appear as part of Item 15 of this Form 10-K. The selected consolidated financial data as of December 31, 2000, 1999, and 1998 and for the years ended December 31, 1999 and 1998 have been derived from the audited consolidated financial statements of Lionbridge that are not included in this Form 10-K.

The historical results presented are not necessarily indicative of future results. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$118,319	$101,204	$115,149	$88,764	$59,754
Cost of revenue	71,272	63,123	72,746	62,644	39,885

Gross profit	47,047	38,081	42,403	26,120	19,869

Operating expenses:
Sales and marketing	11,600	11,342	11,384	10,141	5,053
General and administrative	32,423	34,382	33,143	29,222	16,393
Research and development	1,194	2,297	2,518	2,216	265
Amortization of acquisition-related intangible assets	528	6,651	6,503	6,113	2,445
Merger, restructuring and other charges	—	2,853	4,266	1,197	501
Acquired in-process research and development	—	—	—	300	—
Stock-based compensation	851	565	799	730	—

Total operating expenses	46,596	58,090	58,613	49,919	24,657

Profit (loss) from operations	451	(20,009)	(16,210)	(23,799)	(4,788)
Interest expense:
Interest on outstanding debt	3,154	2,326	2,523	2,349	816
Accretion of discount on debt	610	839	212	6,009	—
Other (income) expense, net	1,534	838	714	351	(69)

Loss before income taxes	(4,847)	(24,012)	(19,659)	(32,508)	(5,535)
Provision for (benefit from) income taxes	(62)	439	616	699	(306)

Net loss	(4,785)	(24,451)	(20,275)	(33,207)	(5,229)
Accrued dividends on preferred stock	—	—	3,574	2,397	1,248

Net loss attributable to common stockholders	$(4,785)	$(24,451)	$(23,849)	$(35,604)	$(6,477)

Basic and diluted net loss per share attributable to common stockholders (1)	$(0.15)	$(0.83)	$(0.96)	$(3.08)	$(1.64)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	31,632	29,528	24,871	11,560	3,938

(1)	See Note 2 to Lionbridge’s consolidated financial statements for an explanation of the basis used to calculate net loss per share attributable to common stockholders.

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,916	$11,711	$16,741	$12,350	$1,199
Working capital (deficit)	6,734	2,248	4,235	(1,660)	(4,403)
Total assets	58,164	54,747	62,046	60,695	34,591
Long-term debt, less current portion and discounts	24,728	17,318	13,265	15,472	3,703
Capital lease obligations, less current portion	110	67	114	307	240
Redeemable preferred stock	—	—	—	19,787	23,765
Stockholders’ equity (deficit)	1,714	3,448	11,184	(10,742)	(18,279)

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

Overview

Founded in 1996, Lionbridge is a leading provider of outsourced globalization and testing services that enable clients to develop, release, manage and maintain their technology applications and content globally. Lionbridge serves global businesses in the technology, consumer, retail, industrial financial services, manufacturing and life sciences industries. Lionbridge’s suite of solutions includes product and content globalization and multilingual application development and maintenance (collectively, “Globalization”); and a broad range of testing services relating to software, hardware and Web sites, as well as product certification and benchmarking programs (collectively, “Testing”). Lionbridge manages its Testing services under the VeriTest brand.

In 2002, Lionbridge’s operating profit was $451,000 with a net loss of $4.8 million. Prior to 2002, the Company experienced operating losses, as well as net losses, for each year of its operations and, as of December 31, 2002, had an accumulated deficit of $108.6 million.

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

Critical Accounting Policies and Estimates

Lionbridge’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Lionbridge to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Lionbridge periodically evaluates its estimates. Lionbridge bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Lionbridge reviewed the development, selection, and disclosure of the following critical accounting policies and estimates with the audit committee and the Company’s board of directors. Lionbridge’s current critical accounting estimates relate to the following: revenue recognition, allowance for doubtful accounts, valuation of goodwill and other intangible assets and the provision for income taxes.

Revenue Recognition.    Lionbridge’s revenue is derived from project-by-project fees and, to a lesser extent, long-term service agreements. Projects are generally billed on a time and expense basis. Revenue is recognized using a percentage-of-completion method of accounting, based on costs incurred to date as a percentage of management’s estimate of total costs of individual projects. The use of a percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, anticipated increases in employee wages prices for subcontractor services, and the availability of subcontractor services. Lionbridge’s estimates are based upon the professional knowledge and experience of its program managers and other personnel, who review each project monthly to assess the project’s schedule, performance, technical matters and estimated cost at completion. When adjustments in estimated project costs are determined, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods. Anticipated losses, if any, are recognized in the period in which determined. The agreements entered into in connection with projects are generally terminable by clients upon 30 days’ prior written notice. If a client terminates an agreement, it is required to pay Lionbridge for time and expenses incurred through the termination date.

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

Valuation of Goodwill and Other Intangible Assets.    Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that Lionbridge considers important which could trigger an impairment review include: significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. When Lionbridge determines that the carrying value of intangibles and goodwill may not be recoverable based upon one or more of these indicators of impairment, Lionbridge measures any impairment based on a projected discounted cash flow method. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and, as a result, Lionbridge ceased amortization on approximately $13.6 million of goodwill; therefore, the results of operations for the twelve months ended December 31, 2002 exclude goodwill amortization expense. Lionbridge had recorded approximately $5.6 million of goodwill amortization during 2001. For years prior to January 1, 2002, goodwill was amortized on a straight-line basis over five years. In accordance with SFAS 142, goodwill is now reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The review is a two-step process beginning with an estimation of the fair value of each reporting unit. The first step is to review for impairment and the second step is to measure the amount of the impairment, if one is indicated by the first step. The fair value amounts are determined by discounting future cash flows of the related reporting unit as developed by management. During 2002, the Company completed goodwill impairment tests as of January 1, 2002 and December 31, 2002 and determined that as of both dates the fair value of each reporting unit exceeded the carrying value of the net assets of each respective reporting unit. Accordingly, no goodwill impairment was recognized. The impairment review is based upon estimated future discounted cash flows. Estimating future cash flows requires management to make projections that can differ materially from actual results.

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

Acquisitions.    Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2002 have resulted in the recognition of approximately $39.8 million of goodwill and other intangible assets on its balance sheet. Goodwill was amortized using a five-year life prior to the Company’s adoption of SFAS No. 142, on January 1, 2002. Other acquired intangible assets are generally amortized over three to five years.

Acquisitions in the three-year period ended December 31, 2002 were as follows:

In January 2000, Lionbridge acquired certain assets and operations of the language services operation of Nortel Networks Corporation (“Nortel”) in Montreal and Ottawa, Canada; Beijing, China; Sao Paulo, Brazil; Sunrise, Florida; and Bogota, Colombia for total initial consideration of $2.5 million in cash. Lionbridge recorded $323,000 of goodwill related to this acquisition, which prior to January 1, 2002 was being amortized ratably over a five-year life. The transaction was accounted for using the purchase method of accounting.

In May 2000, Lionbridge acquired Harvard Translations by means of a merger. Upon the effective date of the merger, each outstanding share of Harvard Translations common stock was converted into the right to receive 3.8864 shares of Lionbridge common stock. In addition, long-term debt of Harvard Translations payable to its former sole stockholder in the amount of approximately $203,000, and all accrued interest thereon, was paid in full by the issuance of 13,820 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 285,865 shares of Lionbridge common stock. Upon the completion of the acquisition, all outstanding options to purchase common stock of Harvard Translations were assumed by Lionbridge and converted into options to purchase common stock of Lionbridge under similar terms. The transaction was accounted for using the pooling-of-interests method of accounting.

In May 2000, Lionbridge acquired INT’L.com by means of a merger. Upon the effective date of the merger, (i) each outstanding share of INT’L.com Series A common stock, Series B common stock, Series A preferred stock and Series B preferred stock was converted into the right to receive 0.7567 shares of Lionbridge common stock, (ii) each outstanding share of INT’L.com Series C preferred stock was converted into the right to receive 5.4590 shares of Lionbridge common stock, (iii) each outstanding share of INT’L.com Series D preferred stock was converted into the right to receive 0.5472 shares of Lionbridge common stock, (iv) the $2.0 million of INT’L.com convertible debt, and all accrued interest thereon, was paid in full and cancelled in exchange for 109,158 shares of Lionbridge common stock, and (v) $5.0 million of INT’L.com subordinated debt, and all accrued interest thereon, was paid in full and cancelled in exchange for 258,360 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 8,302,960 shares of common stock. Upon the completion of the acquisition, all outstanding options to purchase common stock of INT’L.com were assumed by Lionbridge and converted into options to purchase common stock of Lionbridge under similar terms. The transaction was accounted for using the pooling-of-interests method of accounting.

In January 2001, Lionbridge acquired Quality Group Labs, Inc. (“Quality Group Labs”), a provider of testing services based in Massachusetts, for total initial consideration of $483,000, comprised of $250,000 in cash and 74,488 shares of Lionbridge common stock valued at $233,000. The acquisition was accounted for using the purchase method of accounting. In connection with this acquisition, Lionbridge recognized $433,000 of goodwill, which prior to January 1, 2002 was being amortized ratably over a five-year life. Additional goodwill of approximately $161,000 was subsequently recorded in 2002 in connection with an incremental stock issuance of 60,000 shares of Lionbridge common stock made under the terms of the original agreement. The agreement does not provide for any further consideration.

In June 2001, Lionbridge acquired Data Dimensions, Inc. (“Data Dimensions”), a company based in Washington with operations in the United States, Ireland and the United Kingdom, by means of a merger. Upon the effective date of the merger, each outstanding share of Data Dimensions common stock was converted into the right to receive 0.190884 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 2,588,316 shares of Lionbridge common stock valued at $12.7 million. Upon the completion of the merger, all outstanding options and warrants to purchase common stock of Data Dimensions, with a fair value at that time of $1.2 million, were assumed by Lionbridge and converted into options and warrants to purchase 451,860 shares of common stock of Lionbridge under similar terms. The transaction was accounted for using the purchase method of accounting. In connection with this acquisition, Lionbridge recognized $7.2 million of goodwill, which prior to January 1, 2002, was being amortized ratably over a five-year life.

In July 2002, Lionbridge acquired eTesting Labs Inc. (“eTesting”), a subsidiary of Ziff Davis Media Inc. based in North Carolina, with additional operations in California. The acquisition was accounted for using the purchase method of accounting. Total purchase consideration was $2,232,000, consisting of an initial cash payment of $1,000,000 made at the closing date. Subsequent to the closing date, Lionbridge paid an additional $1,215,000 in cash in connection with the purchase. Other acquisition costs totaling $17,000 are also included as part of the total purchase price. In connection with the acquisition, Lionbridge recorded $992,000 of goodwill.

Lionbridge believes its acquisitions have contributed to its growth by rapidly expanding its employee base, geographic coverage, client base, industry expertise, and technical skills. Lionbridge anticipates that a portion of its future growth will be accomplished by acquiring existing businesses. The success of this plan depends upon, among other things, its ability to integrate acquired personnel, operations, products, and technologies into its organization effectively; to retain and motivate key personnel of acquired businesses; and to retain customers of acquired firms. The Company is presently exploring opportunities to outsource a portion of its testing, application development and maintenance work to India through a joint venture with, or by acquisition of, an entity in India. Lionbridge cannot guarantee that it will be able to identify suitable acquisition opportunities, obtain any necessary financing on acceptable terms to finance any acquisitions, consummate any acquisitions, or successfully integrate acquired personnel and operations.

Merger, Restructuring and Other Charges

The following table summarizes activity with respect to merger, restructuring and other charges:

	Year Ended December 31,
	2002	2001	2000
Merger costs (credits), net	$—	$(20,000)	$2,465,000
Restructuring charges, net	—	2,537,000	915,000
Impairment of long-lived assets	—	336,000	886,000

	$—	$2,853,000	$4,266,000

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

At December 31, 2002, the consolidated balance sheet included accruals totaling $12,000 related to restructuring charges, which were assumed upon the acquisition of INTL.com. In addition, Lionbridge has recorded reserves for reorganization and integration activities in connection with its business combinations. At December 31, 2002, the consolidated balance sheet included accruals totaling $859,000 recorded in connection with the Company’s acquisitions of Data Dimensions and eTesting. Lionbridge currently anticipates that all restructuring, reorganization and integration accrual balances will be fully utilized by December 31, 2003, except for certain long-term contractual obligations relating to leases for facilities, $52,000 of which related to long-term obligations on unused facilities and is included in Other long-term liabilities.

The following table summarizes the reserve activity for the years ended December 31, 2002, 2001 and 2000, respectively:

	2002	2001	2000
Beginning balance, December 31	$2,442,000	$394,000	$357,000
Employee severance and related charges:
Charges recorded	—	2,216,000	314,000
Revisions of estimated liabilities	—	(85,000)	—
Reserves recorded on business combinations	103,000	1,034,000	—
Cash payments	(382,000)	(2,775,000)	(563,000)

	(279,000)	390,000	(249,000)

Lease termination costs and other charges:
Charges recorded	—	428,000	763,000
Revisions of estimated liabilities	—	(22,000)	(162,000)
Reserves recorded on business combinations	40,000	2,346,000	—
Cash payments	(1,332,000)	(1,094,000)	(315,000)

	(1,292,000)	1,658,000	286,000

Ending balance, December 31	$871,000	$2,442,000	$394,000

Non-Cash Charges

Deferred Compensation

Lionbridge recorded deferred compensation of approximately $3.8 million in 1999, representing the difference between the exercise price of stock options granted to employees and the fair market value for accounting purposes of the underlying common stock at the date of the grant. The deferred compensation is being amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $2.5 million had been amortized and $1.1 million had been reversed due to forfeitures of the underlying options at December 31, 2002.

In January 2002, Lionbridge recorded deferred compensation of approximately $537,000, representing the fair market value of 298,500 shares of restricted common stock issued to certain employees at that time. The deferred compensation is being amortized over the two-year period that the restrictions on the common stock lapse.

The amortization of deferred compensation is recorded as an operating expense and totaled $753,000, $565,000 and $799,000 for the years ended December 31, 2002, 2001 and 2000, respectively. In June 2002, additional stock-based compensation expense of $98,000 was recorded relating to modifications of stock options previously granted to employees. Lionbridge currently expects to amortize all of the $373,000 remaining deferred compensation to employees at December 31, 2002 in the year ending December 31, 2003.

Original Issue Discount on Debt

Interest expense for the year ended December 31, 2001 included $738,000 for the accretion of the original issue discount on $5.0 million of subordinated debt issued in June 2001 by Lionbridge. This discount represents the value attributable to warrants to purchase 900,000 shares of common stock at a price of $0.80 per share, granted in connection with the debt financing. The principal under the note was due on October 31, 2001. However, as a result of terms included in the original subordinated debt agreement, on October 31, 2001, the note automatically converted into a new note with essentially identical terms but with a principal amount of $8,000,000 due on September 30, 2006. The $3.0 million discount on the new note is being accreted through interest expense over the period from November 1, 2001 to September 30, 2006. Interest expense for the years ended December 31, 2002 and 2001 includes $610,000 and $101,000, respectively, of accretion of this debt discount.

Issuance of Warrants for Common Stock.    In May 2002, the terms of the subordinated debt agreements with the holder of subordinated notes in the principal amount of $4,981,000 were amended to extend the maturity date of the notes to April 30, 2004. In conjunction with the amendment, Lionbridge issued warrants for the purchase of up to 400,000 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. The shares issuable under the warrants were 25% vested at the time of issuance and the remaining shares vest each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants expire as of May 15, 2009. The warrants, valued at $551,000, were recorded as a deferred financing cost and are being amortized as interest expense over the term of the notes. Amortization of $184,000 was recorded as part of interest expense for the year ended December 31, 2002.

In August 2002, the terms of the subordinated debt agreements with holders of subordinated notes in the aggregate principal amount of $1,000,000 were amended to extend the maturity date of the notes to July 31, 2003. In conjunction with the amendment, Lionbridge issued warrants for the purchase of up to 50,612 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. The shares issuable under the warrants were 25% vested at the time of issuance and the remaining shares vest each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants expire as of May 15, 2009. The warrants, valued at $47,000, were recorded as a deferred financing cost and are being amortized as interest expense over the term of the notes. Amortization of $20,000 was recorded as part of interest expense for the year ended December 31, 2002.

Interest expense for the year ended December 31, 2000 includes approximately $212,000 for the accretion of the original issue discount on $2.0 million of convertible promissory notes issued in August 1999 by INTL.com. This discount represented the value attributable to warrants to purchase 56,753 shares of common stock, at an exercise of $1.45 per share, granted in connection with these notes.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenues.

	Year Ended December 31,
	2002	2001	2000
Revenue	100.0%	100.0%	100.0%
Cost of revenue	60.2	62.4	63.2

Gross profit	39.8	37.6	36.8

Operating expenses:
Sales and marketing	9.8	11.2	9.9
General and administrative	27.4	34.0	28.8
Research and development	1.0	2.3	2.2
Amortization of acquisition-related intangible assets	0.5	6.6	5.6
Merger, restructuring and other charges	—	2.8	3.7
Stock-based compensation	0.7	0.6	0.7

Total operating expenses	39.4	57.5	50.9

Profit (loss) from operations	0.4	(19.9)	(14.1)
Interest expense:
Interest on outstanding debt	2.7	2.3	2.2
Accretion of discount on debt	0.5	0.8	0.2
Other expense, net	1.3	0.8	0.6

Loss before income taxes	(4.1)	(23.8)	(17.1)
Provision for (benefit from) income taxes	(0.1)	0.4	0.5

Net loss	(4.0)%	(24.2)%	(17.6)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue.    In 2002, revenue was $118.3 million, an increase of 16.9% from $101.2 million in 2001. The increase was attributable to Lionbridge’s ability to maintain strong recurring revenue from its major customers in the technology industries, expand and diversify its customer base into new industries and the acquisition of eTesting. Lionbridge increased revenue during the year despite the continuing effect of the global economic slowdown.

Lionbridge’s ten largest customers accounted for approximately 48% of the revenue in 2002. While continuing to strengthen its traditional product localization services, Lionbridge expanded its content globalization, testing and application, development and maintenance (ADM) services. As a result of Lionbridge’s efforts to broaden its service offerings and diversify its customer base, approximately 40% of Lionbridge’s client programs in 2002 were related to multilingual content services rather than to traditional product localization.

Globalization revenue in 2002 increased to $91.3 million from $84.0 million in 2001, primarily due to growth in the Company’s globalization service offerings related to multilingual content management and maintenance of global technology applications. The Company recorded charges against Globalization revenue of approximately $610,000 during the year ended December 31, 2002 due to the expected inability to realize work-in-process associated with certain customers of its ChinaConnect business. In July 2002, the Company exited this business, as it was a non-core activity.

Testing revenue increased to $27.1 million from $17.3 million in 2001. Growth in Testing revenue resulted primarily from the addition of the Data Dimensions operations, which the Company acquired in June 2001, and approximately $3.6 million incremental revenue derived from the operations of eTesting, which Lionbridge acquired in July 2002. Through its acquisition of eTesting, the Company expanded its VeriTest testing offerings with new services such as competitive analysis, usability and load and stress testing.

Cost of Revenue.    Cost of revenue consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. As a percentage of revenue, cost of revenue was 60.2% in 2002 as compared to 62.4% for the prior year. The decrease is primarily attributable to the favorable impact of the cost savings and restructuring actions started in 2001, particularly the consolidation of Lionbridge facilities in the United States, and lower labor costs associated with workforce reductions. The decrease is also attributable to progress attained in integrating acquisitions, as well as the impact of the increase in revenue from period to period. Cost of revenue increased $8.1 million to $71.3 million in 2002 from $63.1 million in 2001. Of the $8.1 million increase, $1.9 million of incremental costs relates to the operations of eTesting since its acquisition by Lionbridge in July 2002. The remainder of the increase was primarily to support the growth in related revenue.

Cost of revenue as a percentage of revenues improved in the Globalization operations to 61.8% in 2002, as compared to 64.3% in the prior year. Globalization cost ratios improved, year over year, despite the impact of increased costs of translation services provided by third parties, and the strengthening of the Euro against the U.S. dollar during 2002. The Company’s cost of revenue is impacted by foreign currency fluctuations since certain translation costs are denominated in foreign currencies, while a significant portion of its revenue is denominated in U.S. dollars. This foreign currency impact as partially offset by an increase in the gross margin in Testing, to 55.5% in 2002 from 53.1% in the prior year. The Testing margin was impacted by the merger and integration of the eTesting operations during the second half of 2002.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, and promotional expenses. Sales and marketing costs of $11.6 million in 2002 increased slightly as compared to the previous year, reflecting the continuing favorable impact of the cost savings resulting from restructuring activities initiated in 2001, and progress attained in integrating acquisitions. As a percentage of revenue, sales and marketing expenses decreased to 9.8% in 2002, from 11.2% in the prior year, as a result of the declining cost structure and increased revenue levels from period to period. This decrease occurred despite a 16.9% growth in revenue in 2002, and despite $627,000 of additional sales and marketing expenses related to the addition of eTesting, as well as increased commissions on the higher revenue.

General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs, including related depreciation and amortization; information systems costs; professional fees; and all other site and corporate costs. General and administrative costs decreased $2.0 million or 5.7% to $32.4 million in 2002 from $34.4 million in 2001. The decrease reflects the favorable impact of cost savings resulting from restructuring activities initiated in 2001, and the progress attained in integrating acquisitions, as noted above, offset by $1.4 million in incremental costs related to the acquisition of eTesting in July 2002, as well as a one-time charge of approximately $498,000 related to the Company’s inability to recover certain amounts due from customers as a result of its decision to exit the ChinaConnect business. As a percentage of revenue, general and administrative expenses were 27.4% in 2002 compared to 34.0% in 2001 due to the reasons noted above, as well as the increased revenue levels period to period.

Research and Development.    Research and development expenses relate to the Lionbridge Globalization Platform, an array of configurable technologies used in the globalization process, and include salaries and associated employee benefits and third-party contractor expenses. Research and development expense decreased 48% to $1.2 million in 2002 from $2.3 million in 2001. As the Company deployed the Lionbridge Globalization Platform for customers, certain project personnel were reassigned to other operations, resulting in decreased headcount-related expenses for 2002 as compared to 2001.

Amortization of Acquisition-related Intangible Assets.    Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses and, in 2001, amortization of goodwill arising from business acquisitions. In 2002, Lionbridge ceased amortization of goodwill in accordance with SFAS No. 142. Amortization expense of $528,000 in 2002 relates solely to the amortization of acquired intangible assets other than goodwill. Amortization expense of $6.7 million in 2001 related to the amortization of goodwill and acquired intangible assets.

Interest Expense.    Interest expense represents interest paid or payable on debt, the amortization of deferred financing costs and the accretion of discounts on subordinated notes. Interest expense increased $599,000 to $3.8 million in 2002 from $3.2 million in 2001. This increase was principally due to increased interest expense resulting from the higher level of borrowing during the year as well as the amortization of deferred financing costs related to warrants partially offset by a reduction in the amount of accretion of discount on notes.

Other Expense, Net.    Other expense, net reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the local currencies of the countries in which the transactions are recorded, and increased 83% to $1.5 million in 2002 from $838,000 in 2001. The increase was primarily attributable to the impact of an approximate 17.5% deterioration in the value of the U.S. dollar relative to the Euro over the twelve months ended December 31, 2002. As a percentage of revenue, other expense, net, increased to 1.3% from 0.8% for the years ended December 31, 2002 and 2001, respectively.

Provision for Income Taxes.    The provision for (benefit from) income taxes for the years ended December 31, 2002 and 2001 represents taxes resulting from operations in foreign jurisdictions, offset in 2002 by an income tax refund in the U.S. of $392,000 as a result of a change in the tax law. Of the provision amounts booked for 2002 and 2001, $99,000 and $15,000, respectively, represent noncash expenses resulting from utilizations of net operating loss carryforwards from business combinations. The benefit from Lionbridge’s utilization of net operating loss carryforwards in certain European countries during these periods was recorded as a reduction of goodwill, rather than a tax benefit, since the deferred tax assets associated with these carryforwards had been fully reserved at the time Lionbridge acquired the localization businesses of Stream International Holdings, Inc. Lionbridge recorded no tax benefit for losses generated in other jurisdictions during these periods due to the uncertainty of realizing any benefit.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue.    In 2001, revenue decreased 12.1% to $101.2 million from $115.1 million in 2000. The decrease was attributable to a lower volume of projects received from recurring customers as well as a decrease in the number of customers, reflecting the effect of the global economic slowdown in the technology sector during the year. Specifically, revenue from customers in the telecommunications industry decreased by 47.5% from the revenue recognized from the same customers during the previous year. Partially offsetting the decrease was incremental revenue derived from the operations of Data Dimensions of $9.7 million which was acquired in June 2001. Revenue for 2000 included incremental revenue of approximately $2.0 million derived from work in process acquired as part of Lionbridge’s acquisition of the language services operation of Nortel during the first quarter of that year.

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

Interest Expense.    Interest expense increased to $3.2 million in 2001 from $2.7 million in 2000. This increase was principally due to accretion of the discount on debt issued in June 2001, partially offset by the cessation of accretion of the original issue discount on notes issued in 1999. Interest expense for the years ended December 31, 2001 and 2000 includes $839,000 and $0, respectively, for the accretion of the discount on a note issued in June 2001 and $0 and $212,000, respectively, for the accretion of the original issue discount on notes issued in August 1999.

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

Quarterly Results of Operations

The following tables set forth unaudited consolidated quarterly financial data for the periods indicated. Lionbridge derived this data from its unaudited consolidated financial statements, and, in the opinion of management, they have been prepared on the same basis as Lionbridge’s audited consolidated financial statements for the years ended December 31, 2002 and 2001, and include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. Certain quarterly amounts have been reclassified to conform with current year presentation. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
	(Unaudited) (Amounts in thousands)
Revenue	$30,036	$33,911	$29,482	$24,890	$25,307	$25,924	$22,693	$27,280
Cost of revenue	17,706	20,247	17,928	15,391	15,043	16,580	14,435	17,065

Gross profit	12,330	13,664	11,554	9,499	10,264	9,344	8,258	10,215

Operating expenses:
Sales and marketing	3,205	3,197	2,758	2,440	2,568	2,827	2,821	3,126
General and administrative	8,277	8,701	8,147	7,298	7,731	9,800	7,920	8,931
Research and development	228	268	280	418	479	580	594	644
Amortization of acquisition-related intangible assets	116	115	115	182	1,835	1,518	1,628	1,670
Merger, restructuring and other charges	—	—	—	—	300	340	2,088	125
Stock-based compensation	177	179	270	225	124	128	165	148

Total operating expenses	12,003	12,460	11,570	10,563	13,037	15,193	15,216	14,644

Profit (loss) from operations	327	1,204	(16)	(1,064)	(2,773)	(5,849)	(6,958)	(4,429)
Interest expense:
Interest on outstanding debt	846	793	797	718	644	575	565	542
Accretion of discount on debt	152	153	153	152	286	553	—	—
Other (income) expense, net	705	311	312	206	(72)	390	102	418

Loss before income taxes	(1,376)	(53)	(1,278)	(2,140)	(3,631)	(7,367)	(7,625)	(5,389)
Provision for (benefit from) income taxes	(77)	193	77	(255)	12	195	89	143

Net loss	$(1,299)	$(246)	$(1,355)	$(1,885)	$(3,643)	$(7,562)	$(7,714)	$(5,532)

Lionbridge has experienced quarter-to-quarter variability in its revenue and gross profit. This variability is due to fluctuations in its clients’ release cycles, the length of its sales cycle, rapid growth, acquisitions, the emerging nature of the markets in which Lionbridge competes, global economic conditions and other factors outside Lionbridge’s control. Lionbridge believes that quarter-to-quarter comparisons of results of operations are not necessarily meaningful. You should not rely on these comparisons as a measure of future performance.

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

Net cash provided by operations was $1.2 million in 2002, primarily the result of a $19.7 million reduction in net loss in 2002, as compared to 2001, offset in part by depreciation, amortization and other non-cash expenses, and changes in operating assets and liabilities. Net cash used in operations was $6.7 million in 2001 and $8.6 million in 2000. Cash used in these periods was primarily to fund the net losses of $24.5 million and $20.3 million incurred during these years, respectively, offset in part by depreciation, amortization and other non-cash expenses, and changes in operating assets and liabilities. Changes in operating assets and liabilities were largely the result of Lionbridge’s business operations during these periods in addition to the receipt in 2001 of a tax refund of $5.0 million related to the pre-acquisition operations of Data Dimensions. Lionbridge has not experienced any significant trends in accounts receivable other than changes relative to increases in sales. Fluctuations in accounts receivable from period to period relative to changes in sales are a result of the timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities was $3.5 million in 2002, $684,000 in 2001, and $6.0 million in 2000. Investing activities for these periods were primarily purchases of equipment and the acquisitions of eTesting in 2002, Quality Group Labs and Data Dimensions in 2001, and certain assets of the language services operation of Nortel in 2000.

Net cash provided by financing activities was $640,000 in 2002, primarily the result of proceeds from the issuance of, as well as a net increase in, short-term debt, and proceeds from the issuance of common stock. Net cash provided by financing activities amounted to $2.5 million in 2001 and $19.0 million in 2000. In 2001, the primary financing activities were the issuance of $5.0 million of notes, partially offset by payments made on long-term and short-term obligations. Primary financing activities in 2000 came from the private placement of common stock, with additional resources being provided by borrowings against Lionbridge’s bank lines of credit in each year as well as the issuance of the subordinated debt and convertible promissory notes in 2000.

As of December 31, 2002, Lionbridge had $10.5 million outstanding under its commercial credit facility out of a total facility of $13.0 million. The facility is based on the value of certain Company assets worldwide. The facility requires Lionbridge to maintain certain financial covenants and restricts the payment of dividends. The facility bears interest at prime rate plus 2.00% (6.25% at December 31, 2002) and is collateralized by worldwide accounts receivable. In April 2002, the line of credit agreement was amended to extend the maturity date to April 1, 2003. In conjunction with this amendment, Lionbridge paid a commitment fee of $206,000, which was recorded as a deferred financing cost and is being amortized ratably as interest expense through April 1, 2003. In January 2003, Lionbridge executed a commitment letter from the Lender extending the term of the facility through March 2005, increasing the facility by $2.0 million to $15.0 million with financial covenants similar to the prior facility. The facility will initially bear interest at prime rate plus 1 1/2% and is adjustable dependent upon certain operating results of the Company down to the Lenders prime rate plus 1/2%. Other terms and conditions are similar to the prior arrangement. Loan commitment fees associated with this extension term total $230,000 and will be amortized as interest expense through April 1, 2005.

In June 2001, Lionbridge entered into a subordinated debt agreement pursuant to which Lionbridge issued a 12% promissory note in the amount of $5,000,000. Under the terms of this subordinated debt agreement, if principal and accrued interest due under the notes were not paid on October 31, 2001, the note would automatically convert into a new note with essentially identical terms but with a principal amount of $8,000,000. Lionbridge elected not to repay the principal and interest due under the note on October 31, 2001, and accordingly, as of that date, the note converted into a note in the principal amount of $8,000,000 due on September 30, 2006, with interest payable quarterly in arrears at 12% per year.

In the second quarter of 1999, Lionbridge’s wholly owned subsidiary, INT’L.com, assumed ILE’s obligation under a promissory note to a former ILE stockholder in the amount of $3,250,000 as part of its acquisition of ILE. The promissory note accrued interest at 8.5% per year and matured in June 2002. The promissory note is subordinate to all indebtedness owed by INT’L.com to any bank, pension fund, insurance fund or other financial institutions. In July 2002, the Company paid $1,000,000 of the amount due under this note and amended the note to increase the interest rate to 10% and to extend the maturity dates of the remaining $2,250,000 such that $250,000 was paid in October 2002, $1,000,000 is payable in January 2003, and the remaining $1,000,000 is payable in April 2003 subject to compliance with senior bank covenants. The January 2003 payment was made as scheduled; thus as of December 31, 2002 $2,000,000 was outstanding under this promissory note.

In the first quarter of 1999, Lionbridge entered into subordinated loan agreements with Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. (collectively the “Morgan Stanley Entities”), existing stockholders of Lionbridge, and Capital Resource Lenders III, L.P. (“CRP”). Under the terms of the agreements, Lionbridge issued $12.0 million of subordinated notes. The agreements require Lionbridge to comply with several operating and financial covenants, including a prohibition on the payment of dividends to its stockholders. In connection with its initial public offering, Lionbridge repaid $6.0 million of the subordinated notes and Capital Resource Lenders and the Morgan Stanley-sponsored limited partnerships agreed to defer the repayment of the remaining $6.0 million of the subordinated notes that would otherwise have been due upon the completion of its initial public offering. A subsequent amendment of the debt agreements in March 2001 extended the maturity date of the notes to the earlier of January 31, 2002 or an underwritten public offering by Lionbridge with aggregate proceeds of at least $10,000,000. In December 2001, the notes were amended to change the maturity date of the notes to April 15, 2002. The notes issued to CRP were further amended in May 2002 to extend the maturity date of the notes to April 30, 2004. In August 2002, the terms of the subordinated debt agreements with the Morgan Stanley Entities were amended to extend the maturity date of the notes to July 31, 2003.

The terms of the subordinated debt agreements prohibit Lionbridge from paying dividends to its stockholders. As of December 31, 2002 and 2001, $5,981,000 was outstanding under these subordinated notes.

As of December 31, 2002, Lionbridge’s other significant financial commitments consisted of $3.5 million of notes payable to former stockholders of INT’L.com. The notes bear interest at 6% per year for the first year of the term of the notes, and the interest rate increases by 1% for each successive year of the term of the notes (10% at December 31, 2002). One half of the interest accruing in each semi-annual period is payable semi-annually on January 1 and June 30 during the term of the notes and the remaining interest is payable upon the maturity of the notes. The principal amount of the notes, together with any accrued but unpaid interest, is payable in April 2005. Lionbridge also has obligations of $249,000 under an equipment financing facility and obligations under operating and capital leases.

As of December 31, 2002, the commitment for principal debt payments over the next five years is as follows (and reflects the extension of Lionbridge’s commercial credit facility as discussed above):

	2003	2004	2005	2006	2007	Total
Lines of credit	$—	$—	$10,501,000	$—	$—	$10,501,000
Notes payable to stockholders	2,000,000	—	3,500,000	—	—	5,500,000
Subordinated debt	1,000,000	4,981,000	—	8,000,000	—	13,981,000
Equipment financing	215,000	27,000	7,000	—	—	249,000

	$3,215,000	$5,008,000	$14,008,000	$8,000,000	$—	$30,231,000

The $8.0 million principal debt payment due on subordinated debt in 2006 is inclusive of a $3.0 million discount on the note, which accretes on a straight-line basis, over the period November 1, 2001 to September 30, 2006.

The following table summarizes Lionbridge’s contractual cash obligations at December 31, 2002 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(In thousands)
Debt	$30,231	$3,215	$19,016	$8,000	$—
Interest on debt	7,801	2,742	4,331	728	—
Capital leases	319	131	188	—	—
Operating leases	23,646	4,594	5,824	3,034	10,194

	$61,997	$10,682	$29,359	$11,762	$10,194

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

As of December 31, 2002, Lionbridge had cash and cash equivalents, excluding restricted cash, of $10.9 million and an additional $717,000 available for borrowing under the bank line of credit. Lionbridge’s future financing requirements will depend upon a number of factors, including Lionbridge’s operating performance and increases in operating expenses associated with growth in its business. Lionbridge anticipates that its present cash position and available financing should provide adequate cash to fund its currently anticipated cash needs through at least the next twelve months.

Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Accounting for Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Lionbridge will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

In November 2002, the EITF reached a consensus on issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. The Company is currently assessing the impact that the adoption of EITF 00-21 may have on its financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company has evaluated its existing arrangements for items which would be required to be accounted for in accordance with FIN 45 and the required disclosures as of December 31, 2002 have been included in Note 8 of these consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS 148 have been adopted by the Company as of December 31, 2002. The company has elected not to change to the fair value based method of accounting for stock-based employee compensation.

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

A significant portion of Lionbridge’s revenue is linked to the product release cycle and production cycle of its clients, and to certain key clients. As a result, Lionbridge performs varying amounts of work for specific clients from year to year based on their product development schedule. A major client in one year may not have use for a similar level of Lionbridge’s services in another year. In addition, Lionbridge derives a significant portion of its revenues from large projects and programs for a limited number of clients. In 2002, Lionbridge’s largest customer accounted for approximately 21% of its revenue and its five largest clients accounted for approximately 39% of its revenue. As a result, the loss of any major client or a significant reduction in a large project’s scope could materially reduce Lionbridge’s revenue and cash flow, and adversely affect its ability to achieve and maintain profitability.

Lionbridge has an accumulated deficit, is not currently profitable and may incur future losses.

Lionbridge has incurred substantial losses since it was founded, and may continue to incur substantial losses for the foreseeable future. Lionbridge has an accumulated deficit of $108.6 million as of December 31, 2002 and a net loss of $4.8 million for the year ended December 31, 2002. Lionbridge intends to continue to invest in internal expansion, infrastructure, integration of acquired companies into its existing operations, select acquisitions, and its sales and marketing efforts. Lionbridge cannot assure you when it will operate profitably, if ever.

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

A substantial portion of Lionbridge’s revenue is derived from technology companies. Many technology companies have experienced severe economic slowdowns beginning in 2001 and continuing during 2002 and may continue to experience these slowdowns in the future. A continued slowdown in the technology market may have a negative impact on Lionbridge’s ability to achieve its operating plans.

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

A large component of Lionbridge’s operations is its ability to conduct business in international markets, as evidenced by the fact that a large part of its current operations are outside of the United States. As a result, Lionbridge’s business is subject to the political and economic fluctuations in various countries. Lionbridge has experienced foreign currency fluctuations and they may have a more significant impact on its revenue, cash flow and ability to achieve and maintain profitability as Lionbridge continues to grow its business. In addition, Lionbridge has experienced long payment cycles and occasional problems in collecting accounts receivable originating outside of the United States. Lionbridge has experienced exchange rate losses as a result of fluctuations in non-US dollar denominated assets and liabilities and changes in sales and expense mix in various subsidiaries operating in non-US dollar denominated functional currencies. In addition, as Lionbridge continues to employ and retain personnel throughout the world and apply varying employment laws, it may face difficulties in integrating such personnel on a cost-efficient basis. To date, Lionbridge has been able to successfully staff its international operations, but if Lionbridge continues to expand its operations, it may become more difficult to manage its business. If Lionbridge fails to manage these operations successfully, its ability to service its clients and grow its business will be seriously impeded.

Lionbridge’s goodwill and other intangible assets represent a significant portion of its assets; amortization of its intangible assets will adversely impact its net income, and Lionbridge may never realize the full value of its goodwill and other intangible assets.

Lionbridge’s acquisitions have resulted in the creation of significant goodwill and other intangible assets, which have generally been amortized over five-year periods. At December 31, 2002, Lionbridge had goodwill and other acquisition-related intangible assets of approximately $15.7 million, net of accumulated amortization, which represented approximately 27% of its total assets. Lionbridge will continue to incur non-cash charges in connection with the amortization of its intangible assets, other than goodwill, over their remaining respective useful lives.

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

As part of its growth strategy, Lionbridge intends to continue pursuing and making selected acquisitions of complementary businesses. Lionbridge does not have specific personnel dedicated solely to pursuing and making acquisitions. As a result, if Lionbridge pursues any acquisition, its management, in addition to their operational responsibilities, could spend a significant amount of time and management and financial resources to pursue and integrate the acquired business with its existing business. To pay for an acquisition, Lionbridge might use capital stock, cash or a combination of both. Alternatively, Lionbridge may borrow money from a bank or other lender. If it uses capital stock, Lionbridge’s stockholders will experience dilution. If it uses cash or debt financing, Lionbridge’s financial liquidity may be reduced. In addition, from an accounting perspective, an acquisition may involve amortization of significant amounts of other intangible assets that could adversely affect Lionbridge’s ability to achieve and maintain profitability.

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

Lionbridge’s business strategy includes the pursuit of strategic acquisitions. The Company is exploring opportunities to outsource some of its testing and ADM work to India through a joint venture with an entity in India. Lionbridge has engaged in discussions with third parties concerning potential acquisitions of niche expertise, businesses, and operations. Lionbridge currently does not have commitments or agreements with respect to any acquisitions. In executing its acquisition strategy, Lionbridge may be unable to identify suitable acquisition candidates. In addition, Lionbridge can expect to face competition from other companies for acquisition candidates, making it more difficult to acquire suitable companies on favorable terms.

If Lionbridge fails to keep pace with changing technologies, it may lose clients.

Lionbridge’s market is characterized by rapidly changing client requirements and evolving technologies and industry standards. If Lionbridge cannot keep pace with these changes, its business could suffer. The Internet’s continued growth and strong influence in Lionbridge’s industry magnifies these characteristics. To achieve its goals, Lionbridge’s need to develop strategic business solutions and methodologies that keep pace with continuing changes in industry standards, information technology, and client preferences.

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

Lionbridge relies on its proprietary technology to enhance some of its service offerings. Lionbridge’s policy is to enter into confidentiality agreements with its employees, outside consultants, and independent contractors.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Lionbridge is exposed to market risk related to changes in interest rates and foreign currency exchange fluctuation. Lionbridge does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk.    Lionbridge is exposed to market risk from changes in interest rates with respect to its line of credit with a commercial bank. There was $10.5 million outstanding as of December 31, 2002 under this facility. A hypothetical increase of 1% in the variable rate used as the basis for the interest charged on the line of credit in the year ended December 31, 2002 would result in an estimated $105,000 increase in annualized interest expense, assuming a constant outstanding balance of $10.5 million. Lionbridge is exposed to market risk from changes in interest rates through its investing activities. In addition, Lionbridge’s ability to finance future acquisition transactions may be impacted if it is unable to obtain appropriate financing at acceptable rates. Lionbridge’s investment portfolio consists primarily of investments in high-grade commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediate available liquidity or their short maturity.

Foreign Currency Exchange Rate Losses.    The majority of Lionbridge’s contracts with clients are denominated in U.S. dollars. However, 49% and 39% of its costs and expenses in 2002 and 2001, respectively, were denominated in foreign currencies. Thirty-eight percent and 35% of its assets were recorded in foreign currencies as of December 31, 2002 and 2001, respectively. Twenty-three percent and 17% of its liabilities were recorded in foreign currencies as of December 31, 2002 and 2001, respectively. Therefore, Lionbridge is exposed to foreign currency exchange risks. Lionbridge has not historically tried to reduce its exposure to exchange rate fluctuations by using hedging transactions. However, it may choose to do so in the future. There are no assurances that Lionbridge may be able to do this successfully. Accordingly, Lionbridge may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

Item 8.    Financial Statements and Supplementary Data

Lionbridge’s consolidated financial statements together with the related notes and the report of PricewaterhouseCoopers LLP, independent accountants, are set forth beginning on page F-1 of Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Stock Performance Graph”, “Compensation Committee Report on Executive Compensation” and “Audit Committee Report”, nor the Audit Committee Charter attached as an appendix thereto, to be incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2003.

Item 10.    Directors and Executive Officers of the Registrant

Certain information relating to directors and executive officers of Lionbridge is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2003, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2002.

The Company has adopted a code of ethics applicable to all employees of the Company, including the Chief Executive Officer and Chief Financial Officer, who is the principal financial and accounting officer of the Company.

Item 11.    Executive Compensation

Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2003, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information relating to security ownership of certain beneficial owners and management is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2003, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2002. See Item 5, Market for Registrant’s Common Equity and Related Stockholders Matters for information on securities for issuance under equity compensation plans.

Item 13.    Certain Relationships and Related Transactions

Certain information relating to certain relationships and related transactions is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2003, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2002.

Item 14.    Controls and Procedures

Evaluation of disclosure controls and procedures.    As of a date (the “Evaluation Date”) within ninety days prior to the filing date of this Annual Report on Form 10-K, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this Form 10-K:

(1)  Financial Statements:

(2)  Financial Statement Schedules:

Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(3)  Exhibits

Exhibit No.	Exhibit
3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Form of Amended and Restated By-laws of Lionbridge (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1*, **	1998 Stock Plan, as amended and restated.

10.2**	1999 Employee Stock Purchase Plan (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 000269333) for the quarter ended September 30, 2002 and incorporated herein by reference).

10.3*, **	Form of Restricted Stock Agreement between the Company and certain employees dated as of January 2, 2002.

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

10.12**

Form of Non-Competition Agreement as entered into between Lionbridge and each of Rory J. Cowan and Stephen J. Lifshatz, (filed as Exhibit 10.41 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

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

10.21**	Harvard Translations, Inc. 1997 Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.22**

IC Global Services, Inc. 1998 Stock Plan (Amended and Restated April 6, 1999) (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.23**

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

10.28

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

10.32

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

10.35

Note and Warrant Purchase Agreement between Lionbridge Technologies, Inc. and Capital Resource Partners IV, L.P. dated as of June 29, 2001 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.36*	Promissory note between Lionbridge Technologies, Inc. and Capital Resource Partners IV, L.P. dated as of October 31, 2001.

10.37

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

10.40

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

10.41**

Data Dimensions, Inc. 1988 Incentive Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.42**

Data Dimensions, Inc. 1997 Stock Option Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.43**

ST Labs Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.44

Office Lease between Flatirons Cottonwood, Inc. and International Language Engineering Corporation dated as of December 28, 2001 (filed as Exhibit 10.47 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

Exhibit No.	Exhibit

10.45

Amendment to First Amended and Restated Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings, Inc., Capital Resource Lenders III, L.P. and Capital Resource Investment Partners III, L.L.C. dated as of December 31, 2001 (filed as Exhibit 10.48 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.46

Amendment to First Amended and Restated Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings B.V., Capital Resource Lenders III, L.P. and Capital Resource Investment Partners III, L.L.C. dated as of December 31, 2001 (filed as Exhibit 10.49 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.47

Amendment to Senior Subordinated Promissory Note between Lionbridge Technologies Holdings B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of December 31, 2001 (filed as Exhibit 10.50 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.48

Amendment to Senior Subordinated Promissory Note among Lionbridge Technologies Holdings, Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of December 31, 2001 (filed as Exhibit 10.51 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.49

Second Amendment to Lease by and between Cornerstone Suburban Office, L.P. and Lionbridge Technologies, Inc. dated as of February 28, 2002 (filed as Exhibit 10.53 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.50

Amendment No. 1 to Third Restated Registration Rights Agreement dated as of June 29, 2001 among Lionbridge Technologies, Inc., each of the other parties listed in Schedule A to the Third Restated Registration Rights Agreement dated as of May 22, 2000, Capital Resource Lenders III, L.P., CRP Investment Partners III, LLC, Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors Annex, L.P., and each of the affiliates of both INT’L.com, Inc. and Harvard Translations, Inc. listed on Schedule B thereto (filed as Exhibit 10.54 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.51

Loan Document Modification Agreement (No. 2) dated as of April 29, 2002 by and among Silicon Valley Bank, INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc, Lionbridge Technologies California, Inc. and Data Dimensions, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002).

10.52

Guarantee Modification Agreement (No. 1) dated as of April 29, 2002 by and between Lionbridge Technologies, Inc. and Silicon Valley Bank (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002) .

10.53

Amended and Restated Promissory Note dated as of April 29, 2002 between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc., Data Dimensions, Inc. and Silicon Valley Bank (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002).

Exhibit No.		Exhibit

10.54

Loan Document Modification Agreement (No. 1) dated as of April 29, 2002 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002).

10.55

Allonge dated as of April 29, 2002 by and between Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002).

10.56

Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002).

10.57

Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002).

10.58		Common Stock Purchase Warrant issued to Capital Resource Lenders III, L.P. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002).

10.59		Common Stock Purchase Warrant issued to CRP Investment Partners III, L.P. (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002).

10.60

Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P dated as of August 1, 2002 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002).

10.61

Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P dated as of August 1, 2002 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002).

10.62

Common Stock Purchase Warrant issued to Morgan Stanley Venture Capital Fund II Annex, L.P. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002).

10.63

Common Stock Purchase Warrant issued to Morgan Stanley Venture Investors Annex, L.P. (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002).

10.64

Sublease Agreement between Weber Group Inc., and INT’L.com, Inc. dated as of April 26, 2002 (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002).

10.65	*, **	Non-competition Agreement between the Company and Paula Shannon dated November 1, 1999.

10.66

Lease agreement dated as of October 7, 2002 between eTesting Labs, Inc. and Southport Business Park Limited Partnership, including the Guaranty by Lionbridge (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002).

10.67

Agreement between Bernard Gateau and INT’L.com dated as of September 13, 2002. (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002).

Exhibit No.		Exhibit

10.68

Bank Modification Agreement No. 3 between Silicon Valley Bank, INT’L.com, Inc., International Language Engineering, Inc., eTesting Labs, Inc., Harvard Translations, Inc., Data Dimensions, Inc. and Lionbridge Technologies, Inc. dated as of September 20, 2002 (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002).

10.69

Consent of Lionbridge Technologies, Inc. to guarantee the obligations of eTesting Labs, Inc. under the Bank Modification Agreement No. 3 between Silicon Valley Bank, INT’L.com, Inc., International Language Engineering, Inc., eTesting Labs, Inc., Harvard Translations, Inc., Data Dimensions, Inc. and Lionbridge Technologies, Inc. dated as of September 20, 2002 (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002).

10.70

Amended and Restated Promissory Note in the principal amount of $10,000,000 issued to Silicon Valley Bank on September 20, 2002 (filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002).

10.71

Sublease agreement dated as of July 19, 2002 between Lionbridge Technologies, Inc. and Deutsche Financial Services Corporation (filed as Exhibit 10.16 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002).

10.72

Lease agreement dated as of September 13, 2002 between Lionbridge Technologies, Inc. and Bay Colony Corporate Center LLC (filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002).

10.73	*

Loan Modification Agreement (No. 2) dated as of March 28, 2003 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank.

10.74	*	Loan Modification Agreement (No. 4) dated as of March 28, 2003 by and among Lionbridge US, Inc., VeriTest, Inc., and Silicon Valley Bank.

14	*	Lionbridge Technologies, Inc. Code of Conduct

21.1	*	Subsidiaries of Lionbridge

23.1	*	Consent of PricewaterhouseCoopers LLP

99.1	*	Certification of Rory J. Cowan, the Company’s principal executive officer, as required by 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2	*	Certification of Stephen J. Lifshatz, the Company’s principal financial officer, as required by 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Lionbridge Technologies, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Lionbridge Technologies, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

January 30, 2003, except as to Note 17

which is as of March 28, 2003

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$10,916	$11,711
Restricted cash	352	539
Accounts receivable, net of allowances of $425 and $932 at December 31, 2002 and 2001, respectively	17,303	16,791
Work in process	6,062	4,286
Other current assets	2,054	1,336

Total current assets	36,687	34,663

Property and equipment, net	5,013	4,463
Goodwill	15,142	13,620
Other intangible assets, net	551	1,349
Other assets	771	652

Total assets	$58,164	$54,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$3,215	$9,600
Accounts payable	8,570	7,121
Accrued compensation and benefits	6,163	4,592
Accrued outsourcing	2,971	2,373
Accrued merger and restructuring	819	1,794
Other accrued expenses	4,352	3,815
Deferred revenue	3,753	3,053
Other current liabilities	110	67

Total current liabilities	29,953	32,415

Long-term debt, less current portion and net of discounts of $2,288 and $2,898 at December 31, 2002 and 2001, respectively	24,728	17,318
Other long-term liabilities	1,769	1,566

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 31,729,001 and 31,165,470 shares issued and outstanding at December 31, 2002 and 2001, respectively	318	312
Additional paid-in capital	107,429	105,845
Accumulated deficit	(108,561)	(103,776)
Deferred compensation	(373)	(641)
Subscriptions receivable	—	(102)
Accumulated other comprehensive income	2,901	1,810

Total stockholders’ equity	1,714	3,448

Total liabilities and stockholders’ equity	$58,164	$54,747

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2002	2001	2000
Revenue	$118,319	$101,204	$115,149
Cost of revenue	71,272	63,123	72,746

Gross profit	47,047	38,081	42,403

Operating expenses:
Sales and marketing	11,600	11,342	11,384
General and administrative	32,423	34,382	33,143
Research and development	1,194	2,297	2,518
Amortization of acquisition-related intangible assets	528	6,651	6,503
Merger, restructuring and other charges	—	2,853	4,266
Stock-based compensation	851	565	799

Total operating expenses	46,596	58,090	58,613

Profit (loss) from operations	451	(20,009)	(16,210)
Interest expense:
Interest on outstanding debt	3,154	2,326	2,523
Accretion of discount on debt	610	839	212
Other expense, net	1,534	838	714

Loss before income taxes	(4,847)	(24,012)	(19,659)
Provision for (benefit from) income taxes	(62)	439	616

Net loss	(4,785)	(24,451)	(20,275)
Accrued dividends on preferred stock	—	—	3,574

Net loss attributable to common stockholders	$(4,785)	$(24,451)	$(23,849)

Basic and diluted net loss per share attributable to common stockholders	$(0.15)	$(0.83)	$(0.96)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	31,632	29,528	24,871

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except number of shares)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Subscriptions Receivable	Treasury Stock		Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount	Shares	Par Value					Shares	Amount
Balance at January 1, 2000	4,430,515	$19,787	21,323,790	$213	$47,239	$(55,476)	$(2,837)	$(152)	41,197	$(167)	$438	$(10,742)
Accrual of dividends on preferred stock		3,574				(3,574)						(3,574)
Issuance of common stock in connection with business combinations			381,338	4	7,473							7,477
Redemption and conversion of preferred stock in connection with business combinations	(4,430,515)	(23,361)	3,179,748	32	23,329							23,361
Amortization of deferred compensation							799					799
Reversal of deferred compensation due to option forfeitures					(348)		348					—
Stock options exercised			853,608	9	438							447
Issuance of common stock under employee stock purchase plans			31,228		284							284
Accretion of common stock to redemption value					60							60
Warrants exercised			291,928	3	(3)							—
Collection of subscriptions receivable								50				50
Issuance of common stock in connection with private placement			1,500,000	15	12,615							12,630
Comprehensive loss:
Net loss						(20,275)						(20,275)	$(20,275)
Other comprehensive income:
Translation adjustment											667	667	667

Comprehensive loss													$(19,608)

Balance at December 31, 2000	—	—	27,561,640	276	91,087	(79,325)	(1,690)	(102)	41,197	(167)	1,105	11,184
Issuance of common stock in connection with business combinations			2,662,804	27	12,858							12,885
Assumption of options and warrants in connection with business combinations					1,179							1,179

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(Amounts in thousands, except number of shares)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Subscriptions Receivable	Treasury Stock		Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount	Shares	Par Value					Shares	Amount
Amortization of deferred compensation							565					565
Reversal of deferred compensation due to option forfeitures					(484)		484					—
Stock options exercised			448,460	4	142							146
Issuance of common stock under employee stock purchase plans			73,763	1	113							114
Issuance of warrants in connection with debt financing					853							853
Issuance of common stock in connection with private placement			460,000	5	248							253
Retirement of treasury stock			(41,197)	(1)	(166)				(41,197)	167		—
Compensation expense from stock option modifications					15							15
Comprehensive loss:
Net loss						(24,451)						(24,451)	$(24,451)
Other comprehensive income:
Translation adjustment											705	705	705

Comprehensive loss													$(23,746)

Balance at December 31, 2001	—	—	31,165,470	312	105,845	(103,776)	(641)	(102)	—	—	1,810	3,448
Issuance of restricted stock			298,500	3	534		(537)					—
Reversal of deferred compensation due to option and restricted stock forfeitures			(4,000)		(52)		52					—
Amortization of deferred compensation							753					753
Stock options exercised			130,347	1	144							145
Issuance of common stock under employee stock purchase plans			78,684	1	102							103
Issuance of warrants in connection with debt financing					598							598
Collection of subscriptions receivable								102				102

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(Amounts in thousands, except number of shares)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Subscriptions Receivable	Treasury Stock		Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount	Shares	Par Value					Shares	Amount
Compensation expense from stock option modifications					98							98
Issuance of common stock in connection with business combinations			60,000	1	160							161
Comprehensive loss:
Net loss						(4,785)						(4,785)	$(4,785)
Other comprehensive income:
Translation adjustment											1,091	1,091	1,091

Comprehensive loss													$(3,694)

Balance at December 31, 2002	—	$—	31,729,001	$318	$107,429	$(108,561)	$(373)	$—	—	$—	$2,901	$1,714

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(4,785)	$(24,451)	$(20,275)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangible assets	528	6,651	6,503
Stock-based compensation	851	565	799
Accretion of discount on debt	610	839	212
Impairment of long-lived assets	—	336	886
Depreciation and amortization of property and equipment	3,027	3,861	3,725
Provision for doubtful accounts	(229)	520	(404)
Other	(7)	51	269
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,379	2,409	(1,641)
Work in process	(1,306)	3,463	318
Income taxes receivable	—	4,950	—
Other current assets	(210)	1,254	(481)
Other assets	313	166	(213)
Accounts payable	1,245	981	(2,369)
Accrued compensation and benefits	1,213	(3,548)	1,838
Accrued outsourcing	340	(2,045)	1,484
Accrued merger and restructuring	(1,642)	1,975	37
Other accrued expenses	39	(4,176)	725
Deferred revenue	(151)	(520)	5

Net cash provided by (used in) operating activities	1,215	(6,719)	(8,582)

Cash flows from investing activities:
Purchases of property and equipment	(1,449)	(1,402)	(3,147)
Proceeds from sale of property and equipment	98	—	—
Payments for businesses acquired, net of cash acquired	(2,167)	718	(2,876)

Net cash used in investing activities	(3,518)	(684)	(6,023)

Cash flows from financing activities:
Proceeds from issuance of short-term debt and equipment financing	75	5,000	—
Net increase (decrease) in other short-term debt	325	(1,722)	5,688
Proceeds from issuance of long-term debt	—	—	1,109
Payments of long-term debt	—	(1,063)	(261)
Proceeds from issuance of common stock under option and employee stock purchase plans	248	260	731
Proceeds from other issuances of common stock	—	253	12,630
Payments of capital lease obligations	(110)	(223)	(929)
Collection of subscriptions receivable	102	—	50

Net cash provided by financing activities	640	2,505	19,018

Net increase (decrease) in cash and cash equivalents	(1,663)	(4,898)	4,413
Effects of exchange rate changes on cash and cash equivalents	868	(132)	(22)
Cash and cash equivalents at beginning of year	11,711	16,741	12,350

Cash and cash equivalents at end of year	$10,916	$11,711	$16,741

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation:

Nature of the Business

Lionbridge Technologies, Inc. and its subsidiaries (collectively, “Lionbridge” or the “Company”) provide a suite of outsourced services that enable clients to develop, release, manage and maintain their technology applications and content globally. The Company serves global organizations in the technology, consumer, retail, industrial, life sciences, financial services and manufacturing industries. Lionbridge’s suite of services includes product and content globalization and software and hardware testing and certification. Lionbridge’s globalization services, including internationalization, software localization, application development and maintenance, translation, and multilingual content management enable worldwide release and ongoing maintenance of products and content in multiple languages. Lionbridge’s testing services enable clients to achieve superior product quality and reduce downstream support costs, while its product certification and benchmark testing services confirm that independent software vendors’ applications meet industry-defined standards for quality and deliver measurable performance against competitive offerings. Lionbridge has its head office in the United States, with operations in France, Germany, Ireland, The Netherlands, Brazil, China, Japan, South Korea and the United States.

In May 2000, as more fully described in Note 4, Lionbridge completed its acquisition of all of the capital stock of Harvard Translations, Inc. (“Harvard Translations”) by means of a merger. As a result of the merger, Harvard Translations became a wholly owned subsidiary of Lionbridge. In addition, as more fully described in Note 4, in May 2000, Lionbridge completed its acquisition of all of the capital stock of INT’L.com, Inc. (“INT’L.com”) by means of a merger. As a result of the merger, INT’L.com became a wholly owned subsidiary of Lionbridge. These transactions are referred herein as the “mergers”. These consolidated financial statements have been prepared following the pooling-of-interests method of accounting for the mergers and therefore reflect the combined financial position, operating results and cash flows of Lionbridge, Harvard Translations and INT’L.com as if they had been combined for all periods.

The Company anticipates that its existing capital resources, including the extension of its line of credit, and cash flows from operations will be adequate to satisfy its capital requirements for at least one year from the balance sheet date. To the extent that capital resources are less than expected or operating objectives are not achieved, management is committed to pursuing alternative financing arrangements or reducing expenditures as necessary to meet the Company’s cash requirements throughout 2003. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce certain discretionary spending to provide adequate liquidity.

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

Revenue Recognition

Lionbridge recognizes revenue from the provision of services to its customers primarily on a percentage-of-completion method of accounting, based on costs incurred to date as a percentage of management’s estimate of

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

total costs of individual projects. Anticipated losses by project, if any, are recognized in the period in which determined.

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were approximately $108,000, $282,000 and $230,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Foreign Currency Translation

The functional currency for each of Lionbridge’s foreign operations is the local currency of the country in which those operations are based. Revenues and expenses of foreign operations are translated into U.S. dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. dollars at year-end rates of exchange. The Company has reflected resulting translation gains of $1.1 million, $705,000 and $667,000 for the years ended December 31, 2002, 2001 and 2000, respectively, in accumulated other comprehensive income, which is a component of stockholders’ equity (deficit). These unrealized gains are primarily attributable to the fluctuation in value between the U.S. dollar and the Euro. For the purpose of disclosure of comprehensive income (loss), Lionbridge does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as Lionbridge intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Realized and unrealized foreign currency transaction gains or losses, arising from exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currencies, are included in other expense, net in the consolidated statements of operations and were $1.5 million, $838,000 and $714,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Cash Equivalents

The Company considers all investments with an original maturity of three months or less to be cash equivalents. Included in cash equivalents at December 31, 2002 and 2001 are funds held in money market accounts.

Work in Process

Work in process represents the value of work performed but not yet billed. Work in process is calculated on a project-by-project basis using a percentage-of-completion method based on total anticipated project costs and is stated at cost plus estimated profit, but not in excess of net realizable value. Billing of amounts in work in process occurs according to customer-agreed payment schedules or upon completion of specified project milestones. All of Lionbridge’s projects in work in process are expected to be billed and collected within one year.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, the Company discontinued the amortization of goodwill and, therefore, the results of operation, for the year ended December 31, 2002 exclude goodwill amortization expense. For years prior to January 1, 2002, goodwill was being amortized on a straight-line basis over five years. In accordance with SFAS 142, goodwill is now reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The review is a two-step process beginning with an estimation of the fair value of the related reporting unit. The first step is to review for impairment and the second step is to measure the amount of the impairment, if one is indicated by the first step. The fair value amounts are determined by discounting future cash flows of the related reporting unit as developed by management.

Also in accordance with SFAS 142, the Company evaluated the useful lives assigned to its other intangible assets, which resulted in no changes to such useful lives. Additionally, the Company transferred an amount of $270,000, previously identified as acquired workforce on a prior acquisition, to goodwill as of January 1, 2002.

Other intangible assets arose from the acquisition of VeriTest, Inc. (“VeriTest”) and International Language Engineering Corporation (“ILE”), and consist of the following, which have been or are being amortized on a straight-line basis over the following estimated useful lives:

Estimated Useful Life
VeriTest:
Trade name	5 years
ILE:
Installed customer base	5 years
Completed technology	3 years

Long-Lived Assets

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets, including other intangibles assets and property and equipment, in accordance with Statements of Financial Accounting Standards No. 144, “Accounting for Impairment of Long-Lived Assets,” on an annual basis, or if certain circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Long-lived assets, other than goodwill and other intangible assets, that are held for disposal are recorded at the lower of carrying value or fair market value less the estimated cost to sell.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from basic net loss per share since potential common shares from unvested shares of restricted stock and the exercise of stock options and warrants are anti-dilutive for all periods presented and are therefore excluded from the calculation.

Accounting for Stock-Based Compensation

The Company has stock-based employee compensation plans which are described more fully in Note 9 to these consolidated financial statements. Lionbridge accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of Lionbridge’s common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value of common stock at the date of grant, Lionbridge records that difference multiplied by the number of shares under option as deferred compensation, which is then amortized over the vesting period of the options.

Lionbridge has adopted the provisions of Statement of Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related guidance. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	For the Years Ended December 31,
	2002	2001	2000
Net loss, as reported	$(4,785,000)	$(24,451,000)	$(23,849,000)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	851,000	565,000	799,000
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,711,000)	(4,047,000)	(2,904,000)

Pro forma net loss	$(5,645,000)	$(27,933,000)	$(25,954,000)

Net loss per share:
As reported	$(0.15)	$(0.83)	$(0.96)
Pro forma	$(0.18)	$(0.95)	$(1.04)

The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model. The following assumptions were used for options granted: (i) weighted-average risk free interest rates of 3.2%, 4.8%, and 6.4% for 2002, 2001 and 2000, respectively, (ii) weighted-average expected option lives of 4.0 years for each of 2002, 2001 and 2000, (iii) no expected dividend yield, and (iv) an expected volatility factor of 93.0% for 2002, 94.0% for 2001, and 85.0% 2000.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates are used when accounting for the collectibility of receivables, calculating revenue using a percentage-of-completion method, and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company’s management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

Concentrations of Credit Risk and Significant Customers

Financial instruments which potentially subject Lionbridge to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivables. The Company places its cash and cash equivalents with financial institutions with high credit standing. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. One customer accounted for approximately 20% and 17% of the consolidated accounts receivable at December 31, 2002 and 2001, respectively. No customer accounted for more than 10% of the consolidated accounts receivable at December 31, 2000. Lionbridge generally does not require collateral or other security against trade receivable balances; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

Fair Value of Financial Instruments

Financial instruments, including cash equivalents, accounts receivable, accounts payable and debt, are carried in the consolidated financial statements at amounts that approximate fair values at December 31, 2002 and 2001. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Accounting for Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Lionbridge will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

In November 2002, the EITF reached a consensus on issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. The Company is currently assessing the impact that the adoption of EITF 00-21 may have on its financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company has evaluated its existing arrangements for items which would be required to be accounted for in accordance with FIN 45 and the required disclosures as of December 31, 2002 have been included in Note 8 of these consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS 148 have been adopted by the Company as of December 31, 2002. The company has elected not to change to the fair value based method of accounting for stock-based employee compensation.

3.    Property and Equipment:

Property and equipment consisted of the following at December 31:

	2002	2001
Computer software and equipment	$16,101,000	$12,913,000
Furniture and office equipment	2,571,000	3,103,000
Leasehold improvements	1,853,000	1,815,000

	20,525,000	17,831,000
Less: Accumulated depreciation and amortization	(15,512,000)	(13,368,000)

	$5,013,000	$4,463,000

4.    Mergers:

Harvard Translations, Inc.

In May 2000, Lionbridge acquired Harvard Translations, a company based in Massachusetts, by means of a merger. Upon the effective date of the merger, each outstanding share of Harvard Translations common stock

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was converted into the right to receive 3.8864 shares of Lionbridge common stock. In addition, long-term debt of Harvard Translations payable to its former sole stockholder in the amount of $203,000, and all accrued interest thereon, was paid in full by issuance of 13,820 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 285,865 shares of Lionbridge common stock. Upon the completion of the acquisition, all outstanding options to purchase common stock of Harvard Translations were assumed by Lionbridge and converted into options to purchase common stock of Lionbridge under similar terms. The transaction was accounted for using the pooling-of-interests method of accounting, and the results of Harvard Translations have been included in the accompanying consolidated financial statements for all periods presented.

INT’L.com, Inc.

In May 2000, Lionbridge acquired INT’L.com, a company based in Massachusetts, by means of a merger. Upon the effective date of the merger, (i) each outstanding share of INT’L.com Series A common stock, Series B common stock, Series A preferred stock and Series B preferred stock was converted into the right to receive 0.7567 shares of Lionbridge common stock, (ii) each outstanding share of INT’L.com Series C preferred stock was converted into the right to receive 5.4590 shares of Lionbridge common stock, (iii) each outstanding share of INT’L.com Series D preferred stock was converted into the right to receive 0.5472 shares of Lionbridge common stock, (iv) the $2,000,000 of INT’L.com convertible debt and all accrued interest thereon was paid in full and cancelled in exchange for 109,158 shares of Lionbridge common stock, and (v) $5,000,000 of INT’L.com subordinated debt, and all accrued interest thereon, was paid in full and cancelled in exchange for 258,360 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 8,302,960 shares of common stock. Upon the completion of the acquisition, all outstanding options to purchase common stock of INT’L.com were assumed by Lionbridge and converted into options to purchase common stock of Lionbridge under similar terms. The transaction was accounted for using the pooling-of-interests method of accounting, and the results of INT’L.com have been included in the accompanying consolidated financial statements for all periods presented.

Combined and separate results of Lionbridge, Harvard Translations and INT’L.com for the period preceding the mergers were as follows:

	Lionbridge	Harvard Translations	INT’L.com	Combined
Three months ended March 31, 2000 (unaudited)
Revenue	$17,006,000	$1,366,000	$9,824,000	$28,196,000
Net income (loss)	$(3,269,000)	$62,000	$(2,769,000)	$(5,976,000)

5.    Business Acquisitions:

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2002 have resulted in the recognition of approximately $39.8 million of goodwill and other intangibles on its balance sheet.

Acquisitions in the three-year period ended December 31, 2002 were as follows:

Language Services Operations of Nortel

In January 2000, Lionbridge acquired certain assets of the language services operation of Nortel Networks Corporation (“Nortel”) in Montreal and Ottawa, Canada; Beijing, China; Sao Paulo, Brazil; Sunrise, Florida; and Bogota, Colombia for cash of $2,476,000. The transaction was accounted for using the purchase method of

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting. The purchase price was allocated based on the fair values of the acquired assets and liabilities assumed as follows:

Current assets	$1,693,000
Property and equipment	140,000
Current liabilities	(57,000)
Acquired workforce	377,000
Goodwill	323,000

$2,476,000

In 2001, the employees acquired as part of the transaction were terminated due to the closure of the Montreal and Florida offices. As a result, the unamortized balance of $264,000 attributable to the acquired workforce was written off.

Quality Group Labs, Inc.

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

$483,000

Additional goodwill of $161,000 was subsequently recorded in 2002 in connection with incremental stock issuances of 60,000 shares of Lionbridge common stock made under the terms of the original agreement. The agreement does not provide for any further consideration. Pro forma statements of operations for 2000 would not differ materially from reported results.

Data Dimensions, Inc.

In June 2001, Lionbridge acquired Data Dimensions, Inc. (“Data Dimensions”), a company based in Washington with operations in the United States, Ireland and the United Kingdom, by means of a merger. Upon the effective date of the merger, each outstanding share of Data Dimensions common stock was converted into the right to receive 0.190884 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 2,588,316 shares of Lionbridge common stock valued at $12,652,000. Upon the completion of the merger, all outstanding options and warrants to purchase common stock of Data Dimensions, with a fair value at that time of $1,179,000, were assumed by Lionbridge and converted into options and warrants to purchase 451,860 shares of common stock of Lionbridge under similar terms. The transaction was accounted for using the purchase method of accounting. The purchase price, including direct costs of acquisition, was allocated based on the fair values of the acquired assets and liabilities assumed as follows:

Current assets	$12,217,000
Property and equipment	2,216,000
Long-term assets	656,000
Current liabilities	(7,964,000)
Goodwill	7,189,000

$14,314,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eTesting Labs, Inc.

In July 2002, Lionbridge acquired eTesting Labs Inc. (“eTesting”), a subsidiary of Ziff Davis Media Inc. The acquisition was accounted for using the purchase method of accounting. Total purchase consideration was $2,232,000, consisting of an initial cash payment of $1,000,000 made at the closing date. Subsequent to the closing date, Lionbridge paid an additional $1,215,000 in cash in connection with the purchase. Other acquisition costs totaling $17,000 are also included as part of the total purchase price. In connection with the acquisition, Lionbridge recorded $992,000 of goodwill.

The allocation of the purchase price, including direct costs of acquisition was based on the fair values of the acquired assets and liabilities assumed as follows:

Accounts receivable	$755,000
Other current assets	211,000
Property and equipment	1,921,000
Customer contract obligations	(648,000)
Restructuring reserves	(142,000)
Other current liabilities	(857,000)
Goodwill	992,000

$2,232,000

Pro Forma Disclosures (Unaudited)

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2002, 2001 and 2000 assume that the 2002 acquisition of eTesting occurred as of January 1, 2001 and that the 1999 acquisitions of VeriTest, ILE, Motus! and the 2001 acquisition of Data Dimensions occurred as of January 1, 2000.

	2002	2001	2000
Revenue	$121,760,000	$119,078,000	$147,557,000
Net loss	(6,930,000)	(39,811,000)	(32,815,000)
Basic and diluted net loss per share attributable to common stockholders	(0.22)	(1.35)	(1.32)

For each period presented, the pro forma results include estimates of the interest expense on debt used to finance the purchases and the amortization of intangible assets. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred at the beginning of the periods presented or that may be obtained in the future.

6.    Goodwill and Other Intangible Assets :

Effective January 1, 2002, the Company adopted the provisions of SFAS 142. SFAS 142 eliminated the amortization of goodwill and indefinite-lived intangible assets and in its place now requires an impairment test of their carrying values. SFAS 142 required an initial impairment test of goodwill and indefinite-lived intangibles to be completed in the year of adoption. An annual impairment test was also required in the year of adoption and is required in all future periods. During 2002, the Company completed goodwill impairment tests as of January 1, 2002 and December 31, 2002 and determined in both cases that the fair value of each reporting unit exceeded the carrying value of the net assets of each respective reporting unit. Accordingly, no goodwill

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment was recognized. The impairment review is based upon estimated future discounted cash flows. Estimating future cash flows requires management to make projections that can differ materially from actual results. The provisions of SFAS 142 were effective for periods after adoption and retroactive application was not permitted. Therefore, the historical results of periods prior to 2002 in the Company’s consolidated statements of operations do not reflect the effect of SFAS 142. The following information represents adjusted net loss and net loss per share as if SFAS 142 has been applicable at the beginning of the periods presented:

	2002	2001	2000
Reported net loss	$(4,785,000)	$(24,451,000)	$(23,849,000)
Add back:
Goodwill amortization, net of tax effect	—	5,600,000	4,965,000

Adjusted net loss	$(4,785,000)	$(18,851,000)	(18,884,000)

Reported net loss per share—basic and diluted	$(0.15)	$(0.83)	$(0.96)
Add back:
Goodwill amortization, net of tax effect	—	0.19	0.20

Adjusted net loss per share—basic and diluted	$(0.15)	$(0.64)	$(0.76)

The carrying amount of goodwill totaled $15,142,000 and $13,890,000 as of December 31, 2002 and 2001, respectively. Changes in the carrying amount of goodwill, net, on a total consolidated basis and by segment for the years ended December 31, 2002 and 2001 consisted of the following:

	Globalization	Testing	Total
Balance, beginning of the year	$6,884,000	$6,736,000	$13,620,000
Goodwill acquired	—	1,153,000	1,153,000
Reclassification of VeriTest acquired workforce	—	270,000	270,000
Goodwill adjustment from NOL utilization	99,000	—	99,000

Balance, end of the year	$6,983,000	$8,159,000	$15,142,000

Included in “Other intangible assets, net” in the Company’s consolidated balance sheets are other intangible assets that are subject to amortization in accordance with SFAS 142. The following table summarizes other intangible assets as of December 31, 2002 and 2001, respectively:

	2002			2001
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
VeriTest trade name	$505,000	$404,000	$101,000	$505,000	$303,000	$202,000
VeriTest acquired workforce	676,000	406,000	270,000	676,000	406,000	270,000
Reclassification of VeriTest acquired workforce to goodwill	(676,000)	(406,000)	(270,000)	—	—	—
ILE installed customer base	1,800,000	1,350,000	450,000	1,800,000	923,000	877,000

	$2,305,000	$1,754,000	$551,000	$2,981,000	$1,632,000	$1,349,000

Estimated annual amortization expense related to these intangible assets is expected to be $461,000 and $90,000 for 2003 and 2004, respectively.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Debt:

Debt consisted of the following at December 31:

	2002	2001
Lines of credit	$10,501,000	$8,551,000
Notes payable to stockholders	5,500,000	6,750,000
Subordinated debt, net of discount of $2,288,000 and $2,898,000 at December 31, 2002 and 2001, respectively	11,693,000	11,082,000
Equipment financing facility	249,000	535,000

Total debt, less discount	27,943,000	26,918,000
Less current portion	3,215,000	9,600,000

Long-term debt, less current portion and discount	$24,728,000	$17,318,000

Lines of Credit

In June 2001, Lionbridge entered into a line of credit agreement with a commercial bank. Under the terms of the agreement, Lionbridge was able to borrow up to $13,000,000, based on the value of certain current assets worldwide. The interest rate payable on any outstanding borrowings was prime plus 2.0% per year (6.25% at December 31, 2002). Borrowings outstanding under the line of credit agreement are collateralized by the Company’s accounts receivable. In April 2002, the line of credit agreement was amended to extend the maturity date to April 1, 2003. In conjunction with the line of credit, Lionbridge issued a warrant to the commercial bank for the purchase of 75,000 shares of common stock at an exercise price of $1.81 per share, valued at $115,000. This amount has been treated as a deferred financing cost and is being amortized through interest expense over the original term of the agreement. In conjunction with this amendment, Lionbridge paid a commitment fee of $206,000, which was recorded as a deferred financing cost and is being amortized as interest expense through April 1, 2003. The amounts outstanding on the line of credit at December 31, 2002 and 2001 were $10,501,000 and $8,551,000, respectively. See Note 17 regarding Lionbridge’s extension of the term of its line of credit.

Notes Payable to Stockholders

In August 1998, as part of a cash and stock dividend to the INT’L.com stockholders on record as of that date, subordinated promissory notes to stockholders in the aggregate amount of $3,500,000 were issued. The notes bear interest at 6% per year for the first year of the term of the notes, and the interest rate increases by 1% for each successive year of the term of the notes (10% at December 31, 2002.) One half of the interest accruing in each semi-annual period is payable semi-annually on January 1 and June 30 during the term of the notes and the remaining interest is payable upon the maturity of the notes. The principal amount of the notes, together with any accrued but unpaid interest, is payable in April 2005.

In April 1999, Lionbridge’s wholly owned subsidiary, INT’L.com, assumed ILE’s obligation under a promissory note to a former ILE stockholder in the amount of $3,250,000 as part of the acquisition of ILE. The promissory note accrued interest at 8.5% per year and matured in June 2002. The promissory note is subordinate to all indebtedness owed by INT’L.com to any bank, pension fund, insurance fund or other financial institutions. In July 2002, the Company paid $1,000,000 of the amount due under this note and amended the note to increase the interest rate to 10% and to extend the maturity date of the remaining $2,250,000 such that $250,000 was paid in October 2002, $1,000,000 is payable in January 2003, and the remaining $1,000,000 is payable in April 2003. The January 2003 payment was made as scheduled; thus as of December 31, 2002, $2,000,000 was outstanding under this promissory note.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subordinated Debt

In 1999, Lionbridge entered into subordinated loan agreements with Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. (collectively the “Morgan Stanley Entities”), existing stockholders of Lionbridge, and Capital Resource Lenders III, L.P. (“CRP”). Under the terms of the agreements, Lionbridge issued $12,000,000 of subordinated notes, which accrue interest at 12% per year. The agreements require Lionbridge to comply with several operating and financial covenants, including a prohibition on the payment of dividends to its stockholders. In connection with its initial public offering, Lionbridge repaid $6,000,000 of the subordinated notes and Capital Resource Lenders and the Morgan Stanley-sponsored limited partnerships agreed to defer the repayment of the remaining $6,000,000 of the subordinated notes that would otherwise have been due upon the completion of its initial public offering. A subsequent amendment of the debt agreements in March 2001 extended the maturity date of the notes to the earlier of January 31, 2002 or an underwritten public offering by Lionbridge with aggregate proceeds of at least $10,000,000. In December 2001, the notes were amended to change the maturity date of the notes to April 15, 2002 and have subsequently been further amended as described below.

In May 2002, the terms of the subordinated debt agreements with CRP were amended to extend the maturity date of the notes, having an aggregate principal balance of $4,981,000, to April 30, 2004. In conjunction with the amendments, Lionbridge issued warrants for the purchase of up to 400,000 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. The shares issuable under the warrants were 25% vested at the time of issuance and the remaining shares vest each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants expire as of May 15, 2009. The warrants, valued at $551,000 were recorded as a deferred financing cost and are being amortized as interest expense over the remaining term of the notes, resulting in interest expense of $184,000 during 2002.

In August 2002, the terms of the subordinated debt agreements with the Morgan Stanley Entities were amended to extend the maturity date of the notes, having an aggregate principal balance of $1,000,000, to July 31, 2003. In conjunction with the amendments, Lionbridge issued warrants for the purchase of up to 50,612 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. The shares issuable under the warrants were 25% vested at the time of issuance and the remaining shares vest each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants expire as of May 15, 2009. The warrants, valued at $47,000, were recorded as a deferred financing cost and are being amortized as interest expense over the remaining term of the notes, resulting in interest expense of $20,000 during 2002.

In June 2001, Lionbridge entered into a subordinated debt agreement pursuant to which Lionbridge issued a 12% promissory note in the amount of $5,000,000 and a warrant to purchase 900,000 shares of common stock at a price of $0.80 per share (the “2001 Warrant”). Under the terms of this subordinated debt agreement, if principal and accrued interest due under the note were not paid on October 31, 2001, the note would automatically convert into a new note with essentially identical terms but with a principal amount of $8,000,000. Lionbridge elected not to repay the principal and interest due under the note on October 31, 2001, and according, as of that date, the note converted into a note in the principal amount of $8,000,000 due on September 30, 2006, with interest payable quarterly in arrears at 12% per year. The $3,000,000 discount on the new note is being accreted through interest expense over the period from November 1, 2001 to September 30, 2006. Accretion of $610,000 and $101,000, respectively, was recorded for the years ended December 31, 2002 and 2001, respectively. The fair value ascribed to the 2001 Warrant of $738,000 was recorded as an initial discount on subordinated notes payable and was amortized to interest expense through October 2001, the term of the original note.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equipment Financing Facility

In February 2000, Lionbridge entered into a equipment financing arrangement whereby it may borrow an aggregate of $1,350,000 to fund equipment purchases. Advances under the arrangement are collateralized by certain fixed assets and are payable in monthly installments with interest through September 2003. Principal due under the notes totaled $166,000 and $535,000 at December 31, 2002 and 2001, respectively, and bears interest at rates ranging from 16.3% to 16.5%. On September 10, 2002, Lionbridge entered into another financing arrangement to fund an equipment purchase. The funding was collateralized by certain fixed assets and is payable in monthly installments with interest through August 2004. Borrowings under this financing agreement totaled $42,000 at December 31, 2002.

As of December 31, 2002, the commitment for principal debt payments over the next five years is as follows (and reflects the extension of Lionbridge’s commercial credit facility as discussed in Note 17):

	2003	2004	2005	2006	2007	Total
Lines of credit	$—	$—	$10,501,000	$—	$—	$10,501,000
Notes payable to stockholders	2,000,000	—	3,500,000	—	—	5,500,000
Subordinated debt	1,000,000	4,981,000	—	8,000,000	—	13,981,000
Equipment financing	215,000	27,000	7,000	—	—	249,000

	$3,215,000	$5,008,000	$14,008,000	$8,000,000	$—	$30,231,000

The $8.0 million principal debt payment due on subordinated debt in 2006 is inclusive of a $3.0 million discount on the note, which accretes on a straight-line basis, over the period November 1, 2001 to September 30, 2006.

8.    Commitments and Contingencies:

Lease Commitments

The Company leases certain equipment and office space under noncancelable agreements and leases which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases at December 31, 2002 were as follows:

Year ending December 31,
2003	$4,594,000
2004	3,226,000
2005	2,598,000
2006	2,083,000
2007	951,000
Thereafter	10,194,000

$23,646,000

Total rental expense charged to operations was $5,806,000, $4,615,000 and $4,729,000 in 2002, 2001 and 2000, respectively.

Guarantor Arrangements.

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (See Note 2). The following is a summary of agreements that the Company has determined are within the scope of FIN No. 45.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When as part of an acquisition the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. In June 2001, the Company acquired all of the stock of Data Dimensions, Inc. and in July 2002, the Company acquired all of the stock of eTesting Labs, Inc. Since that date, the Company has not received any claims for events that occurred prior to the acquisition. While the provisions of the agreements are still in effect, the Company believes that the probability of receiving a claim at this point is unlikely. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these liabilities as of December 31, 2002.

9.    Stockholders’ Equity (Deficit):

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

Deferred Compensation

During 1999, Lionbridge recorded deferred compensation in connection with options granted at exercise prices below the then fair market value of Lionbridge’s common stock totaling $3,803,000, representing the aggregate difference between the estimated fair market value of Lionbridge’s common stock on the date of grant and the exercise price of each option. This deferred compensation is being amortized over the four-year vesting period of the related options. In January 2002, Lionbridge recorded deferred compensation of $537,000, representing the fair market value of 298,500 shares of restricted common stock issued to certain employees at that time. These restricted shares vest ratably after one and two years of continued employment with the Company. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. Total amortization of deferred compensation was $753,000, $565,000 and $799,000 in the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, $52,000, $484,000 and $348,000 of deferred compensation has been reversed due to the forfeiture or cancellation of the underlying restricted stock or options in the years ended December 31, 2002, 2001 and 2000, respectively. In June 2002, additional stock-based compensation expense of $98,000 was recorded relating to the modification of previously granted stock options.

Stock Option Exchange Program

In January 2002, the Board approved a key employee stock option exchange program (the “Exchange Program”) for a select group of key employees, including the Executive Officers. The Exchange Program provided certain key employees of the Company the opportunity to cancel their previously granted stock options with exercise prices in excess of $5.00 per share in exchange for new options to be granted no sooner than six months and one day from the date of cancellation. In July 2002, the date that was six months and one day from the date of the cancellation, the Compensation Committee granted options to those participants who chose in January to cancel stock options, with the exercise price of the new options equal to the fair market value of the Company’s common stock on that date. The number of shares of common stock subject to new

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options equals the number of shares subject to the exchanged options. The vesting of the new options commences on the date of grant and is the same as the vesting schedule of the exchanged options: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. The other terms and conditions of the new options are the same as those of the exchanged options. Lionbridge accepted for exchange options to purchase an aggregate of 690,549 shares of common stock, representing 65% of the shares subject to options that were eligible to be exchanged under the program.

Employee Stock Purchase Plan

In June 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The Purchase Plan allows for the issuance of 1,000,000 shares of Lionbridge’s common stock to eligible employees. Under the Purchase Plan, Lionbridge is authorized to make a series of offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering is equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower. The Company issued 78,684, 73,763 and 31,228 shares of common stock during 2002, 2001 and 2000, respectively, pursuant to the Purchase Plan at a weighted-average price per share of $1.31, $1.55 and $9.08, respectively.

Stock Option Plans

Lionbridge maintains a stock option plan (the “Plan”) for the issuance of incentive and nonqualified stock options. As amended through May 2002, the maximum number of shares of common stock available for issuance under the Plan is 9,722,032 shares. Options to purchase common stock are granted at the discretion of the Board of Directors. Generally, stock options vest over a four-year period as follows: 25% on the first anniversary of the date of grant and semi-annually thereafter in equal installments over the remaining three-year period. Stock options generally expire ten years (five years in certain cases) from the date of grant.

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

Data Dimensions maintained stock option plans, which provided for grants to employees and directors that generally expire five years from the date of grant. The stock options generally vest over four years. Upon the acquisition of Data Dimensions, Lionbridge assumed options for the purchase of 408,911 shares of Lionbridge common stock. No further options will be granted under these plans.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions involving all plans for the period from January 1, 2000 to December 31, 2002 are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2000	3,251,369	$2.896
Granted	2,056,400	10.271
Exercised	(952,059)	1.239
Canceled	(519,655)	8.973

Outstanding at December 31, 2000	3,836,055	6.440
Granted	3,780,211	4.734
Exercised	(448,460)	0.327
Canceled	(1,397,116)	9.494

Outstanding at December 31, 2001	5,770,690	5.058
Granted	1,616,025	1.782
Exercised	(130,347)	1.112
Canceled	(1,389,663)	9.494

Outstanding at December 31, 2002	5,866,705	3.190

During the year ended December 31, 2000, the Company issued 68,022 shares of Lionbridge common stock in connection with a net settlement exercise of stock options for the purchase of 166,473 shares of common stock.

Options for 2,513,968, 1,873,997 and 1,129,057 shares were exercisable at December 31, 2002, 2001 and 2000, respectively. There were 1,566,918, 997,321 and 3,204,738 shares available for future grant under the Plan at December 31, 2002, 2001 and 2000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.15	284,207	4.1 years	$0.15	284,207	$0.15
0.30	101,062	5.1 years	0.30	101,062	0.30
0.45	2,562	5.3 years	0.45	2,562	0.45
0.90-1.31	130,313	7.7 years	1.15	57,438	1.10
1.40-1.84	2,562,900	8.6 years	1.58	682,629	1.55
2.10-2.70	466,987	8.8 years	2.53	76,342	2.64
3.19-4.24	1,077,023	7.3 years	3.20	473,898	3.22
4.92-7.25	431,243	7.4 years	5.74	246,562	5.54
7.50-9.75	698,531	7.2 years	8.24	506,929	8.31
11.38-17.03	30,128	7.2 years	13.56	23,190	14.21
17.94-18.65	65,246	7.1 years	17.98	42,646	18.00
40.55-59.36	3,057	4.1 years	52.73	3,057	52.73
65.48-89.06	7,915	4.8 years	80.94	7,915	80.94
107.40-146.06	5,341	4.5 years	130.81	5,341	130.81
173.56	190	4.7 years	173.56	190	173.56

	5,866,705			2,513,968

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes:

The components of the provision for income taxes are as follows for the years ended December 31:

	2002	2001	2000
Current:
State	$(35,000)	$—	$—
Federal	(392,000)	—	—
Foreign	266,000	424,000	373,000

Total current (benefit) provision	$(161,000)	$424,000	$373,000

Deferred:
Foreign	$99,000	$15,000	$243,000

Total deferred provision	$99,000	$15,000	$243,000

The benefit from the utilization of net operating loss carryforwards in Europe during the years ended December 31, 2002, 2001 and 2000 was recorded as a reduction of goodwill of $99,000, $15,000 and $243,000, respectively, rather than a tax benefit, since the deferred tax assets associated with these carryforwards had been fully reserved at the time of the original acquisition of the businesses in 1996. The Company’s provision for income taxes includes a $392,000 benefit related to a U.S. Federal income tax refund available as a result of legislative changes in 2002.

The components of the loss before income taxes were as follows for the years ended December 31:

	2002	2001	2000
United States	$(5,791,000)	$(23,943,000)	$(19,576,000)
Foreign	944,000	(69,000)	(83,000)

Loss before income taxes	$(4,847,000)	$(24,012,000)	$(19,659,000)

The consolidated deferred tax assets (liabilities) of the Company were as follows at December 31:

	2002	2001
U.S. net operating loss carryforwards	$25,821,000	$24,184,000
Foreign net operating loss carryforwards	2,950,000	4,112,000
Difference in accounting for amortization and depreciation	2,751,000	2,816,000
Nondeductible reserves and accruals	2,296,000	1,731,000
Research and development tax credits	308,000	247,000
Other	672,000	342,000
Valuation allowance	(34,798,000)	(33,432,000)

Net deferred tax assets	$—	$—

Management of Lionbridge has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered Lionbridge’s history of losses and concluded that it is more likely than not that Lionbridge will not generate sufficient future taxable income to benefit from these tax assets prior to their expiration. Accordingly, the deferred tax assets have been fully reserved. Management reevaluates the positive and negative evidence periodically.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, Lionbridge had net operating loss carryforwards for U.S. federal income tax purposes of approximately $67,100,000 that may be used to offset future taxable income, which begin to expire in 2012. Of this amount, $1,216,000 relates to deductions from the exercise of stock options. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. The Company has federal research and development tax credits which may be used to offset future income tax of approximately $149,000, which expire in 2019. Additionally, Lionbridge has net operating loss carryforwards in France of approximately $1,885,000, which begin to expire in 2003; net operating loss carryforwards in Japan of approximately $2,183,000, which begin to expire in 2003; net operating loss carryforwards in Canada of approximately $2,759,000, which begin to expire in 2007; net operating loss carryforwards in Brazil of approximately $391,000, which may be carried forward indefinitely; and net operating loss carryforwards in The Netherlands of approximately $1,208,000, which may be carried forward indefinitely.

Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

11.    Merger, Restructuring and Other Charges:

The following table summarizes activity with respect to merger, restructuring and other charges for the years ended December 31:

	2002	2001	2000
Merger costs (credits), net	$—	$(20,000)	$2,465,000
Restructuring charges, net	—	2,537,000	915,000
Impairment of long-lived assets	—	336,000	886,000

	$—	$2,853,000	$4,266,000

During the year ended December 31, 2001, Lionbridge recorded a net merger credit of $20,000 in operating expenses. This amount consists primarily of fees for professional services incurred in connection with Lionbridge’s attempted acquisition of Mendez S.A., offset by the receipt of a $1,000,000 fee from the successful bidder for Mendez S.A.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2002, the consolidated balance sheet included accruals totaling $12,000 related to restructuring charges, which were assumed upon the acquisition of INTL.com. In addition, Lionbridge has recorded reserves for reorganization and integration activities in connection with its business combinations. At December 31, 2002, the consolidated balance sheet included accruals totaling $859,000 in connection with the Company’s acquisitions of Data Dimensions and eTesting. Lionbridge currently anticipates that all restructuring, reorganization and integration accrual balances will be fully utilized by December 31, 2003, except for certain long-term contractual obligations relating to leases for facilities, $52,000 of which related to long-term obligations on unused facilities and is included in Other long-term liabilities.

The following table summarizes the reserve activity for the years ended December 31, 2002, 2001, and 2000, respectively:

	2002	2001	2000
Beginning balance, December 31	$2,442,000	$394,000	$357,000
Employee severance and related charges:
Charges recorded		2,216,000	314,000
Revisions of estimated liabilities		(85,000)
Reserves recorded on business combinations	103,000	1,034,000
Cash payments	(382,000)	(2,775,000)	(563,000)

	(279,000)	390,000	(249,000)

Lease termination costs and other charges:
Charges recorded		428,000	763,000
Revisions of estimated liabilities		(22,000)	(162,000)
Reserves recorded on business combination	40,000	2,346,000
Cash payments	(1,332,000)	(1,094,000)	(315,000)

	(1,292,000)	1,658,000	286,000

Ending balance, December 31	$871,000	$2,442,000	$394,000

12.    Employee Benefit Plans:

Lionbridge maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees may participate in the 401(k) plan subject to certain eligibility requirements. Under the 401(k) plan, a participant may contribute a maximum of 15% of his or her pre-tax salary, commissions and bonuses through payroll deductions (up to the statutorily prescribed annual limit—$11,000 in 2002) to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the Board of Directors, Lionbridge may make discretionary profit-sharing contributions into

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the 401(k) plan for all eligible employees. For the years ended December 31, 2002, 2001 and 2000, discretionary contributions totaled $260,000, $315,000, and $0, respectively. In addition, as of December 31, 2002, the Company maintained defined benefit pension plans for employees in The Netherlands and France, and a defined contribution scheme for employees in France, Germany, Ireland and the United Kingdom, resulting in contributions charged to operations of $875,000, $743,000 and $601,000 in 2002, 2001 and 2000, respectively. In total, Lionbridge’s consolidated results of operations include contribution charges of $1,135,000, $1,058,000 and $601,000 in 2002, 2001 and 2000, respectively.

Harvard Translations, INT’L.com, ILE and Data Dimensions maintained 401(k) retirement plans for employees meeting certain age and service requirements. The plans provided for voluntary employee contributions from their annual compensation as well as matching contributions by Harvard Translations, INT’L.com, ILE or Data Dimensions. For the years ended December 31, 2002, 2001 and 2000, matching contributions totaled $0, $0 and $51,000, respectively. The Harvard Translations, ILE and INT’L.com plans are in the process of being terminated and the assets of these plans will be transferred to the Lionbridge 401(k) plan. Assets of the Data Dimensions plan were distributed to the participating employees in 2002, and that plan was terminated effective December 31, 2002.

13.    Operating Segment and Geographical Information:

Lionbridge has determined that its operating segments are those that are based on its method of internal reporting, which separately presents its business by the geographic site in which services are performed. Lionbridge has combined those segments which meet the aggregation criteria of SFAS No. 131 in determining its reportable segments. The Company is organized into two reportable operating segments: Globalization and Testing.

During 2002, the Company changed the structure of its internal organization, combining Application Development and Maintenance (ADM) with Localization to form the Globalization segment. Lionbridge has restated the prior period information in accordance with the revised organizational reporting structure.

The Globalization segment provides product localization and content globalization services that enable simultaneous worldwide release and ongoing maintenance of products and related technical support, training materials, and sales and marketing information in multiple languages. The Testing segment provides comprehensive testing of software, hardware and Web sites, as well as product certification programs. All other unallocated enterprise costs are reflected in the “Corporate and Other” category.

The table below presents information about the reported net loss of the Company for the years ended December 31, 2002, 2001 and 2000. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Globalization	Testing	Corporate and Other	Total
2002
External revenue	$91,257,000	$27,062,000	$—	$118,319,000

Gross Profit	$34,888,000	$12,159,000	$—	$47,047,000

Depreciation and amortization	$1,083,000	$1,766,000	$706,000	$3,555,000

Segment contribution	$11,269,000	$2,623,000	$—	$13,892,000
Interest income (expense), income tax expense and other items of income (expense)	(7,768,000)	(1,578,000)	(9,331,000)	(18,677,000)

Net income (loss)	$3,501,000	$1,045,000	$(9,331,000)	$(4,785,000)

2001
External revenue	$83,954,000	$17,250,000	$—	$101,204,000

Gross Profit	$29,946,000	$8,135,000	$—	$38,081,000

Depreciation and amortization	$2,031,000	$1,558,000	$6,923,000	$10,512,000

Segment contribution	$11,300,000	$(667,000)	$—	$10,633,000
Interest income (expense), income tax expense and other items of income (expense)	(5,976,000)	(3,855,000)	(25,253,000)	(35,084,000)

Net income (loss)	$5,324,000	$(4,522,000)	$(25,253,000)	$(24,451,000)

2000
External revenue	$103,532,000	$11,617,000	$—	$115,149,000

Gross Profit	$38,549,000	$3,854,000	$—	$42,403,000

Depreciation and amortization	$2,898,000	$464,000	$6,866,000	$10,228,000

Segment contribution	$20,192,000	$1,607,000	$—	$21,799,000
Interest income (expense), income tax expense and other items of income (expense)	(10,235,000)	(1,596,000)	(30,243,000)	(42,074,000)

Net income (loss)	$9,957,000	$11,000	$(30,243,000)	$(20,275,000)

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

One customer accounted for $24,500,000, or 21% of consolidated revenue and $13,100,000, or 13%, of consolidated revenue for the years ended December 31, 2002 and 2001, respectively. Revenues from this customer are included in the revenues of both the Globalization and Testing segments. No customer accounted for more than 10% of consolidated revenue for 2000. One customer accounted for approximately 20% and 17% of the consolidated accounts receivable at December 31, 2002 and 2001, respectively. No customer accounted for more than 10% of the consolidated accounts receivable at December 31, 2000.

A summary of Lionbridge’s operations and other financial information by geographical region follows:

	Year Ended December 31,
	2002	2001	2000
Revenues:
United States	$61,377,000	$53,162,000	$63,267,000
Ireland	32,853,000	18,001,000	14,390,000
France	12,401,000	13,449,000	14,442,000
China	3,631,000	6,763,000	6,422,000
The Netherlands	8,208,000	6,510,000	8,341,000
Japan	3,050,000	3,797,000	5,096,000
Germany	5,505,000	2,729,000	3,674,000
Other	1,656,000	2,330,000	6,224,000
Eliminations	(10,362,000)	(5,537,000)	(6,707,000)

	$118,319,000	$101,204,000	$115,149,000

Foreign revenue is presented based on the country in which projects are managed.

	December 31,
	2002	2001	2000
Long-lived assets:
United States	$3,885,000	$3,428,000	$1,835,000
Asia	539,000	559,000	665,000
France	450,000	439,000	1,210,000
Ireland	855,000	521,000	434,000
Other	55,000	168,000	1,436,000

	$5,784,000	$5,115,000	$5,580,000

Lionbridge has agreements with the Irish Industrial Development Agency regarding financial grants to its Irish subsidiaries from this agency. Under the agreements, the Irish subsidiaries may not pay dividends or otherwise distribute cash from certain reserves, including any distributions to Lionbridge.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2002	2001	2000
Interest paid	$3,001,000	$1,860,000	$2,291,000

Income taxes paid (refunded), net	$255,000	$(4,817,000)	$124,000

Noncash investing and financing activities:
Fair value of warrants issued for common stock in connection with debt	$598,000	$853,000

Additions to capital lease obligations for fixed asset purchases	$202,000

Non-monetary exchange of trade accounts receivable for equipment	$122,000

Lionbridge acquired eTesting Labs in 2002. In conjunction with the purchase, liabilities were assumed as follows:
Fair value of assets acquired and goodwill	$3,879,000
Outstanding payable to Ziff Davis Media	(65,000)
Cash paid for assets acquired	(2,167,000)

Liabilities assumed	$1,647,000

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Valuation and Qualifying Accounts:

The following table sets forth activity in Lionbridge’s accounts receivable reserve:

Year ended:	Balance at Beginning of Year	Charges to Operations	Deductions	Balance at End of Year
December 31, 2000	$1,122,000	$498,000	$(921,000)	$699,000
December 31, 2001	699,000	520,000	(287,000)	932,000
December 31, 2002	932,000	(229,000)	(278,000)	425,000

16.    Net Loss per Share:

Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of warrants, the vesting of restricted stock and the exercise of stock options are anti-dilutive for all years presented and are therefore excluded from the calculation. Options to purchase 5,214,606, 5,734,434 and 3,836,055 shares of common stock; 298,500, 0 and 0 shares of unvested restricted stock and warrants to purchase 1,468,561, 524,275 and 0 shares of common stock outstanding were not included in the calculation of diluted net loss per share for the years ended December 31, 2002, 2001 and 2000, respectively.

17.    Subsequent Events:

On March 28, 2003, Lionbridge extended the term of its line of credit facility through March 2005 and increased the facility by $2,000,000 to $15,000,000 with a modification to certain financial covenants from the prior facility. The facility will initially bear interest at the lenders prime rate plus 1½% and is adjustable dependent upon certain operating results of the Company down to the lenders prime rate plus ½%. Other terms and conditions are similar to the prior arrangement. Loan commitment fees associated with this extension term total $230,000, and will be amortized ratably as interest expense through April 1, 2005. As a result, the amount outstanding under this line of credit at December 31, 2002 has been classified as a long-term liability on the consolidated balance sheet.

The following pages include the Signatures page for this Form 10-K, and Certifications of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company.

This Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”) in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and its “internal controls and procedures for financial reporting”. Item 14 of Part I of this Annual Report presents conclusions of the CEO and CFO about effectiveness of such controls based on and as of the date of such evaluation. In addition, included as Exhibits 99.1 and 99.2 of this Form 10-K, are the Certifications required by section 1350 of chapter 63 of title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    March 31, 2003

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

Name	Title	Date

/s/ RORY J. COWAN Rory J. Cowan	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2003

/s/ STEPHEN J. LIFSHATZ Stephen J. Lifshatz	Senior Vice President, Chief Financial Officer, and Assistant Secretary (Principal Financial and Accounting Officer)	March 31, 2003

/s/ GUY L. DE CHAZAL Guy L. de Chazal	Director	March 31, 2003

/s/ ROGER O. JEANTY Roger O. Jeanty	Director	March 31, 2003

/s/ CLAUDE P. SHEER Claude P. Sheer	Director	March 31, 2003

/s/ PAUL KAVANAGH Paul Kavanagh	Director	March 31, 2003

/s/ EDWARD A. BLECHSCHMIDT Edward A. Blechschmidt	Director	March 31, 2003

CERTIFICATIONS

I, Rory J. Cowan, certify that:

1.  I have reviewed this annual report on Form 10-K of Lionbridge Technologies, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

	By:	/s/ RORY J. COWAN
Rory J. Cowan Chief Executive Officer

I, Stephen J. Lifshatz, certify that:

1.  I have reviewed this annual report on Form 10-K of Lionbridge Technologies, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

	By:	/s/ STEPHEN J. LIFSHATZ
Stephen J. Lifshatz Senior Vice President and Chief Financial Officer

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2002

Exhibit No.	Exhibit

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Form of Amended and Restated By-laws of Lionbridge (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1*, **	1998 Stock Plan, as amended and restated.

10.2**	1999 Employee Stock Purchase Plan (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 000269333) for the quarter ended September 30, 2002 and incorporated herein by reference).

10.3*,**	Form of Restricted Stock Agreement between the Company and certain employees dated as of January 2, 2002.

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

10.12**

Form of Non-Competition Agreement as entered into between Lionbridge and each of Rory J. Cowan and Stephen J. Lifshatz, (filed as Exhibit 10.41 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

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

10.21**	Harvard Translations, Inc. 1997 Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.22**

IC Global Services, Inc. 1998 Stock Plan (Amended and Restated April 6, 1999) (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.23**

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

Exhibit No.	Exhibit

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

10.28

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

10.35

Note and Warrant Purchase Agreement between Lionbridge Technologies, Inc. and Capital Resource Partners IV, L.P. dated as of June 29, 2001 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.36*	Promissory note between Lionbridge Technologies, Inc. and Capital Resource Partners IV, L.P. dated as of October 31, 2001.

10.37

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

Exhibit No.	Exhibit

10.40

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

10.41**

Data Dimensions, Inc. 1988 Incentive Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.42**

Data Dimensions, Inc. 1997 Stock Option Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.43**

ST Labs Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.44

Office Lease between Flatirons Cottonwood, Inc. and International Language Engineering Corporation dated as of December 28, 2001 (filed as Exhibit 10.47 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.45

Amendment to First Amended and Restated Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings, Inc., Capital Resource Lenders III, L.P. and Capital Resource Investment Partners III, L.L.C. dated as of December 31, 2001 (filed as Exhibit 10.48 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.46

Amendment to First Amended and Restated Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings B.V., Capital Resource Lenders III, L.P. and Capital Resource Investment Partners III, L.L.C. dated as of December 31, 2001 (filed as Exhibit 10.49 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.47

Amendment to Senior Subordinated Promissory Note between Lionbridge Technologies Holdings B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of December 31, 2001 (filed as Exhibit 10.50 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.48

Amendment to Senior Subordinated Promissory Note among Lionbridge Technologies Holdings, Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of December 31, 2001 (filed as Exhibit 10.51 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.49

Second Amendment to Lease by and between Cornerstone Suburban Office, L.P. and Lionbridge Technologies, Inc. dated as of February 28, 2002 (filed as Exhibit 10.53 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

Exhibit No.	Exhibit

10.50

Amendment No. 1 to Third Restated Registration Rights Agreement dated as of June 29, 2001 among Lionbridge Technologies, Inc., each of the other parties listed in Schedule A to the Third Restated Registration Rights Agreement dated as of May 22, 2000, Capital Resource Lenders III, L.P., CRP Investment Partners III, LLC, Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors Annex, L.P., and each of the affiliates of both INT’L.com, Inc. and Harvard Translations, Inc. listed on Schedule B thereto (filed as Exhibit 10.54 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.51

Loan Document Modification Agreement (No. 2) dated as of April 29, 2002 by and among Silicon Valley Bank, INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc, Lionbridge Technologies California, Inc. and Data Dimensions, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002).

10.52

Guarantee Modification Agreement (No. 1) dated as of April 29, 2002 by and between Lionbridge Technologies, Inc. and Silicon Valley Bank (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002) .

10.53

Amended and Restated Promissory Note dated as of April 29, 2002 between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc., Data Dimensions, Inc. and Silicon Valley Bank (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002).

10.54

Loan Document Modification Agreement (No.1) dated as of April 29, 2002 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002).

10.55

Allonge dated as of April 29, 2002 by and between Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002).

10.56

Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002).

10.57

Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002).

10.58	Common Stock Purchase Warrant issued to Capital Resource Lenders III, L.P. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002).

10.59	Common Stock Purchase Warrant issued to CRP Investment Partners III, L.P. (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002).

10.60

Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P dated as of August 1, 2002 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002).

Exhibit No.	Exhibit

10.61

Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P dated as of August 1, 2002 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002).

10.62

Common Stock Purchase Warrant issued to Morgan Stanley Venture Capital Fund II Annex, L.P. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002).

10.63

Common Stock Purchase Warrant issued to Morgan Stanley Venture Investors Annex, L.P. (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002).

10.64

Sublease Agreement between Weber Group Inc., and INT’L.com, Inc. dated as of April 26, 2002 (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002).

10.65*, **	Non-competition Agreement between the Company and Paula Shannon dated November 1, 1999.

10.66

Lease agreement dated as of October 7, 2002 between eTesting Labs, Inc. and Southport Business Park Limited Partnership, including the Guaranty by Lionbridge (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002).

10.67

Agreement between Bernard Gateau and INT’L.com dated as of September 13, 2002. (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002).

10.68

Bank Modification Agreement No. 3 between Silicon Valley Bank, INT’L.com, Inc., International Language Engineering, Inc., eTesting Labs, Inc., Harvard Translations, Inc., Data Dimensions, Inc. and Lionbridge Technologies, Inc. dated as of September 20, 2002 (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002).

10.69

Consent of Lionbridge Technologies, Inc. to guarantee the obligations of eTesting Labs, Inc. under the Bank Modification Agreement No. 3 between Silicon Valley Bank, INT’L.com, Inc., International Language Engineering, Inc., eTesting Labs, Inc., Harvard Translations, Inc., Data Dimensions, Inc. and Lionbridge Technologies, Inc. dated as of September 20, 2002 (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002).

10.70

Amended and Restated Promissory Note in the principal amount of $10,000,000 issued to Silicon Valley Bank on September 20, 2002 (filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002).

10.71

Sublease agreement dated as of July 19, 2002 between Lionbridge Technologies, Inc. and Deutsche Financial Services Corporation (filed as Exhibit 10.16 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002).

10.72

Lease agreement dated as of September 13, 2002 between Lionbridge Technologies, Inc. and Bay Colony Corporate Center LLC (filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002).

10.73*

Loan Modification Agreement (No. 2) dated as of March 28, 2003 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank.

10.74*	Loan Modification Agreement (No. 4) dated as of March 28, 2003 by and among Lionbridge US, Inc., VeriTest, Inc., and Silicon Valley Bank.

14*	Lionbridge Technologies, Inc. Code of Conduct

Exhibit No.	Exhibit

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

99.1*	Certification of Rory J. Cowan, the Company’s principal executive officer, as required by 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2*	Certification of Stephen J. Lifshatz, the Company’s principal financial officer, as required by 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Indicates a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).