Form 10-Q
period 2003-03-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2003-05-15
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2003 was 31,779,599.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share information)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,225	$10,916
Restricted cash	352	352
Accounts receivable, net of allowance of $425 at March 31, 2003 and December 31, 2002, respectively	16,904	17,303
Work in process	8,162	6,062
Other current assets	2,181	2,054

Total current assets	35,824	36,687
Property and equipment, net	4,703	5,013
Goodwill	15,006	15,142
Other intangible assets, net	436	551
Other assets	867	771

Total assets	$56,836	$58,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$2,086	$3,215
Accounts payable	7,674	8,570
Accrued compensation and benefits	6,774	6,163
Accrued outsourcing	3,545	2,971
Accrued merger and restructuring	508	819
Other accrued expenses	4,589	4,352
Deferred revenue	2,916	3,753
Other current liabilities	154	110

Total current liabilities	28,246	29,953

Long-term debt, less current portion and net of discounts of $2,136 and $2,288 at March 31, 2003 and December 31, 2002, respectively	25,104	24,728
Other long-term liabilities	1,905	1,769
Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 31,739,557 and 31,729,001 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	318	318
Additional paid-in capital	107,389	107,429
Accumulated deficit	(108,790)	(108,561)
Deferred compensation	(193)	(373)
Accumulated other comprehensive income	2,857	2,901

Total stockholders’ equity	1,581	1,714

Total liabilities and stockholders’ equity	$56,836	$58,164

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenue	$30,851	$24,890
Cost of revenue	18,959	15,391

Gross profit	11,892	9,499

Operating expenses:
Sales and marketing	2,816	2,440
General and administrative	7,773	7,298
Research and development	202	418
Amortization of acquisition-related intangible assets	115	182
Stock-based compensation	156	225

Total operating expenses	11,062	10,563

Profit (loss) from operations	830	(1,064)
Interest expense:
Interest on outstanding debt	761	718
Accretion of discount on debt	153	152
Other expense, net	42	206

Loss before income taxes	(126)	(2,140)
Provision for (benefit from) income taxes	103	(255)

Net loss	$(229)	$(1,885)

Basic and diluted net loss per share	$(0.01)	$(0.06)

Shares used in computing basic and diluted net loss per share	31,715	31,521

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(229)	$(1,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangible assets	115	182
Stock-based compensation and debt financing costs	237	225
Accretion of discount on debt	153	152
Depreciation and amortization of property and equipment	848	765
Provision for allowance for doubtful accounts	—	(108)
Other	(153)	168
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	561	3,657
Work in process	(2,015)	(1,633)
Other current assets	(128)	(385)
Other assets	(163)	(418)
Accounts payable	(963)	485
Accrued compensation and benefits	507	923
Accrued outsourcing	525	598
Accrued merger and restructuring	(107)	(726)
Other accrued expenses	272	(31)
Deferred revenue	(863)	(1,291)

Net cash provided by (used in) operating activities	(1,403)	678

Cash flows from investing activities:
Purchases of property and equipment	(399)	(222)

Net cash used in investing activities	(399)	(222)

Cash flows from financing activities:
Proceeds from short-term debt	93	—
Payments of short-term debt	(1,000)	—
Payments of long-term debt	—	(1,913)
Proceeds from issuance of common stock under option and employee stock purchase plans	34	69
Payments of capital lease obligations	(31)	(19)

Net cash used in financing activities	(904)	(1,863)

Net decrease in cash and cash equivalents	(2,706)	(1,407)
Effects of exchange rate changes on cash and cash equivalents	15	(23)
Cash and cash equivalents at beginning of period	10,916	11,711

Cash and cash equivalents at end of period	$8,225	$10,281

Supplemental disclosure:
Cash interest paid	$630	$538

Noncash investing activity—additions to capital lease obligations for fixed asset purchases	$142	$—

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company did not incur stock-based employee compensation costs for the three months ended March 31, 2003 and 2002, respectively, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123 (“SFAS No. 123”), “Accounting for Stock-based Compensation”, to stock-based employee compensation:

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(229,000)	$(1,885,000)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	156,000	225,000
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(868,000)	(1,162,000)

Pro forma net loss	$(941,000)	$(2,822,000)

Net loss per share:
As reported	$(0.01)	$(0.06)
Pro forma	$(0.03)	$(0.09)

2. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	March 31, 2003	December 31, 2002
Computer software and equipment	$16,613,000	$16,101,000
Furniture and office equipment	2,554,000	2,571,000
Leasehold improvements	1,942,000	1,853,000

	21,109,000	20,525,000
Less: Accumulated depreciation and amortization	(16,406,000)	(15,512,000)

	$4,703,000	$5,013,000

3. DEBT

Debt consists of the following:

	March 31, 2003	December 31, 2002
Lines of credit	$10,729,000	$10,501,000
Notes payable to stockholders	3,500,000	3,500,000
Subordinated debt, net of discounts of $2,136,000 and $2,288,000 at March 31, 2003 and December 31, 2002, respectively	12,845,000	13,693,000
Equipment and other financing commitments	116,000	249,000

Total debt	27,190,000	27,943,000
Less current portion	(2,086,000)	(3,215,000)

Long-term debt, less current portion and discounts	$25,104,000	$24,728,000

Lines of Credit

In June 2001, Lionbridge entered into a line of credit agreement with a commercial bank. Under the terms of the agreement, Lionbridge was able to borrow up to $13,000,000, based on the value of certain current assets worldwide. Borrowings outstanding under the line of credit agreement are collateralized by the Company’s accounts receivable. In April 2002, the line of credit agreement was amended to extend the maturity date to April 1, 2003, and was subsequently amended in March 2003 to extend the maturity date to April 1, 2005. In conjunction with the 2002 amendment, Lionbridge paid a commitment fee of $206,000, which was recorded as a deferred financing cost and is being amortized as interest expense through April 1, 2003. In connection with its 2003 amendment of this line of credit, the Company increased the facility by $2,000,000 to $15,000,000 and modified certain financial covenants thereunder. As amended in March 2003, the facility bears interest at the lender’s prime rate plus 1½% (6.25% at March 31, 2003) and may be adjusted if the Company achieves certain operating results, down to the lender’s prime rate plus ½%. Loan commitment fees associated with this extension term totaled $230,000, and are being amortized ratably as interest expense through April 1, 2005. The amounts outstanding on the line of credit at March 31, 2003 and December 31, 2002 were $10,729,000 and $10,501,000, respectively.

Notes Payable to Stockholders

In August 1998, as part of a cash and stock dividend to the INT’L.com stockholders on record as of that date, subordinated promissory notes to stockholders in the aggregate amount of $3,500,000 were issued. The notes bear interest at 6% per year for the first year of the term of the notes, and the interest rate increases by 1% for each successive year of the term of the notes (10% at March 31, 2003.) One half of the interest accruing in each semi-annual period is payable semi-annually on January 1 and June 30 during the term of the notes and the remaining interest is payable upon the maturity of the notes. The principal amount of the notes, together with any accrued but unpaid interest, is payable in April 2005.

Subordinated Debt

In 1999, Lionbridge’s wholly owned subsidiary, INT’L.com, assumed ILE’s obligation under a promissory note to a former ILE stockholder in the amount of $3,250,000 as part of the acquisition of ILE. The promissory note accrued interest at 8.5% per year and matured in June 2002. The promissory note is subordinate to all indebtedness owed by INT’L.com to any bank, pension fund, insurance fund or other financial institutions. In July 2002, the Company paid $1,000,000 of the amount due under this note and amended the note to increase the interest rate to 10% and to extend the maturity date of the remaining $2,250,000 such that $250,000 was paid in October 2002, $1,000,000 was paid in January 2003, and the remaining $1,000,000 is payable in April 2003. As of March 31, 2003, $1,000,000 was outstanding under this promissory note. See Note 13 regarding Lionbridge’s modification to the terms of this promissory note.

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

In May 2002, the terms of the subordinated debt agreements with CRP were amended to extend the maturity date of the notes, having an aggregate principal balance of $4,981,000, to April 30, 2004. In conjunction with the amendments, Lionbridge issued warrants for the purchase of up to 400,000 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. The shares issuable under the warrants were 25% vested at the time of issuance and the remaining shares vest each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants expire as of May 15, 2009. The warrants, valued at $551,000 were recorded as a deferred financing cost and are being amortized as interest expense over the remaining term of the notes, resulting in interest expense of $69,000 for the quarter ended March 31, 2003.

In August 2002, the terms of the subordinated debt agreements with the Morgan Stanley Entities were amended to extend the maturity date of the notes, having an aggregate principal balance of $1,000,000, to July 31, 2003. In conjunction with the amendments, Lionbridge issued warrants for the purchase of up to 50,612 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. The shares issuable under the warrants were 25% vested at the time of issuance and the remaining shares vest each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants expire as of May 15, 2009. The warrants, valued at $47,000, were recorded as a deferred financing cost and are being amortized as interest expense over the remaining term of the notes, resulting in interest expense of $12,000 for the quarter ended March 31, 2003.

In June 2001, Lionbridge entered into a subordinated debt agreement pursuant to which Lionbridge issued a 12% promissory note in the amount of $5,000,000 and a warrant to purchase 900,000 shares of common stock at a price of $0.80 per share (the “2001 Warrant”). Under the terms of this subordinated debt agreement, if principal and accrued interest due under the note were not paid on October 31, 2001, the note would automatically convert into a new note with essentially identical terms but with a principal amount of $8,000,000. Lionbridge elected not to repay the principal and interest due under the note on October 31, 2001, and accordingly, as of that date, the note converted into a note in the principal amount of $8,000,000 due on September 30, 2006, with interest payable quarterly in arrears at 12% per year. The $3,000,000 discount on the new note is being accreted through interest expense over the period from November 1, 2001 to September 30, 2006. The fair value ascribed to the 2001 Warrant of $738,000 was recorded as an initial discount on subordinated notes payable and was amortized to interest expense through October 2001, the term of the original note. Accretion of $153,000 and $152,000 was recorded for the quarters ended March 31, 2003 and 2002, respectively.

Equipment Financing Facility

In February 2000, Lionbridge entered into an equipment financing arrangement whereby it may borrow an aggregate of $1,350,000 to fund equipment purchases. Advances under the arrangement are collateralized by certain fixed assets and are payable in monthly installments with interest through September 2003. Principal due under the notes totaled $38,000 and $166,000 at March 31, 2003 and December 31, 2002, respectively, and bears interest at rates ranging from 16.3% to 16.5%. In September 2002, Lionbridge entered into another financing arrangement to fund an equipment purchase. The funding is collateralized by certain fixed assets and is payable in monthly installments with interest through August 2004. Borrowings under this financing agreement totaled $38,000 and $42,000 at March 31, 2003 and December 31, 2002, respectively.

As of March 31, 2003, the commitment for principal debt payments over the next five years is as follows:

	2003	2004	2005	2006	2007	Total
Lines of credit	$—	$—	$10,729,000	$—	$—	$10,729,000
Notes payable to stockholders	—	—	3,500,000	—	—	3,500,000
Subordinated debt	2,000,000	4,981,000	—	8,000,000	—	14,981,000
Equipment and other financing committments	81,000	27,000	8,000	—	—	116,000

	$2,081,000	$5,008,000	$14,237,000	$8,000,000	$—	$29,326,000

The $8.0 million principal debt payment due on subordinated debt in 2006 is inclusive of a $3.0 million discount on the note, which accretes on a straight-line basis, over the period November 1, 2001 to September 30, 2006.

4. STOCKHOLDERS’ EQUITY

During 1999, Lionbridge recorded deferred compensation in connection with options granted at exercise prices below the then fair market value of Lionbridge’s common stock totaling $3,803,000, representing the aggregate difference between the estimated fair market value of Lionbridge’s common stock on the date of grant and the exercise price of each option. This deferred compensation, adjusted for forfeitures, is being amortized over the four-year vesting period of the related options. The amortization of deferred compensation is recorded as an operating expense and totaled $95,000 and $158,000 for the three-month periods ended March 31, 2003 and 2002, respectively.

In January 2002, Lionbridge recorded deferred compensation of $537,000, representing the fair market value of 298,500 shares of restricted common stock issued to certain employees at that time. These restricted shares vest ratably after one and two years of continued employment with the Company. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. The deferred compensation is being amortized over the two-year period during which the transfer and sale restrictions on the common stock lapse. The amortization of deferred compensation is recorded as an operating expense and totaled $61,000 and $67,000, for the three-month periods ended March 31, 2003 and 2002, respectively.

5. COMPREHENSIVE LOSS

Total comprehensive loss was approximately $273,000 and $1,774,000 for the three-month periods ended March 31, 2003 and 2002, respectively, which consists of net loss and the net change in foreign currency translation adjustment.

6. NET LOSS PER SHARE

Basic net loss per share was $0.01 and $0.06 for the quarters ended March 31, 2003 and 2002, respectively. Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding, including vested shares of restricted stock. Diluted net loss per share does not differ from basic net loss per share since potential common shares from unvested shares of restricted stock and the exercise of stock options and warrants are anti-dilutive for all periods presented and are therefore excluded from the calculation. Options outstanding to purchase 5,769,049 and 5,265,539 shares of common stock, and warrants outstanding to purchase 1,468,561 and 1,017,949 shares of common stock, were not included in the calculations of diluted net loss per share for the quarters ended March 31, 2003 and 2002, respectively.

7. MERGER, RESTRUCTURING AND OTHER CHARGES

At March 31, 2003, the consolidated balance sheet included accruals totaling $508,000 related to restructuring charges and reserves for reorganization and integration activities in connection with its business combinations. Lionbridge currently anticipates that all restructuring, reorganization and integration accrual balances will be fully utilized by January 31, 2004.

The following table summarizes the accrual activity for the three months ended March 31, 2003 and 2002, respectively, by initiative:

	2003	2002
Beginning balance, December 31	$871,000	$2,442,000

Employee severance and related charges:
Revisions of estimated liabilities	(76,000)	—
Cash payments	(15,000)	(219,000)

	(91,000)	(219,000)

Lease termination costs and other charges:
Revisions of estimated liabilities	(128,000)	—
Cash payments	(144,000)	(509,000)

	(272,000)	(509,000)

Ending balance, March 31	$508,000	$1,714,000

8. INCOME TAXES

The Company’s provision for income taxes for the quarter ended March 31, 2003 of $103,000 related to foreign income taxes. The Company’s net benefit from income taxes of $255,000 for the three months ended March 31, 2002 includes a $392,000 benefit related to a U.S. Federal income tax refund available as a result of legislative changes in 2002, as well as a provision of $137,000 for foreign income taxes.

9. SEGMENT INFORMATION

Lionbridge has determined that its operating segments are those that are based on its method of internal reporting, which separately presents its business by the geographic site in which services are performed. Lionbridge has combined those segments, which meet the aggregation criteria of SFAS No. 131 in determining its reportable segments. The Company is organized into two reportable operating segments: Globalization and Testing.

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

The table below presents information about the reported net loss of the Company for the three-month periods ended March 31, 2003 and 2002. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Three Months Ended March 31,
	2003	2002
External revenue:
Globalization	$22,251,000	$19,201,000
Testing	8,600,000	5,689,000

	$30,851,000	$24,890,000

Net income (loss):
Globalization	$1,795,000	$1,105,000
Testing	1,515,000	60,000
Corporate and other	(3,539,000)	(3,050,000)

	$(229,000)	$(1,885,000)

10. GOODWILL AND OTHER INTANGIBLE ASSETS

During the first quarter of 2002, additional goodwill of $161,000 was recorded relating to the Company’s January 2001 acquisition of the Quality Group Labs, Inc. The goodwill recorded was due to incremental stock issuances of 60,000 shares of Lionbridge common stock made under the terms of the original agreement.

During the first quarter of 2003, goodwill was reduced by $47,000 for final purchase price adjustments related to the Company’s July 2002 acquisition of eTesting Labs, Inc. and by $88,000 due to the reversal of excess accruals on vacant premises related to the June 2001 acquisition of Data Dimensions, Inc.

The following table summarizes intangible assets as of March 31, 2003 and December 31, 2002, respectively:

	Three Months ended March 31, 2003			Twelve months Ended December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
VeriTest trade name	$505,000	$429,000	$76,000	$505,000	$404,000	$101,000
ILE installed customer base	1,800,000	1,440,000	360,000	1,800,000	1,350,000	450,000

	$2,305,000	$1,869,000	$436,000	$2,305,000	$1,754,000	$551,000

Estimated annual amortization expense related to these intangible assets is expected to be $346,000 and $90,000 for 2003 and 2004, respectively.

11. CONTINGENCIES

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

12. RECENT ACCOUNTING PRONOUNCEMENTS

On April 30, 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not believe that SFAS No. 149 will have a significant impact on reported financial position or results of operations.

13. SUBSEQUENT EVENTS

In April 2003, Advent International sold to certain individuals and entities (the “Investors”) an aggregate of 4,219,804 shares of common stock of the Company (the “Investor Shares”) held by certain of its limited partnerships. The Investor Shares represented all shares of the Company’s common stock held by these Advent-sponsored limited partnerships. Pursuant to a Registration Rights Agreement between the Company and the Investors, the Company has agreed to file with the Securities and Exchange Commission a Registration Statement on Form S-3 with respect to the registration of such Investor Shares under the Securities Act of 1933, as amended.

Lionbridge’s wholly-owned subsidiary, INT’L.com, assumed the obligations of International Language Engineering Corporation (ILE) with respect to a promissory note issued to a former ILE stockholder in the original principal amount of $3,250,000. This note is subordinate to all other debt of the issuer, including debt arising under INT’L.com’s and Lionbridge’s commercial lending facility with Silicon Valley Bank. In September 2002, the maturity date of the remaining principal due under this note was extended and the interest payable thereunder was increased to 10%, such that $250,000 would be paid on October 1, 2002, $1,000,000 would be paid on January 2, 2003, and the remaining $1,000,000 would be paid on April 1, 2003, subject to the subordination conditions set forth in the note. The October 2002 and January 2003 payments were made as scheduled, but the April 2003 payment was not made as scheduled, and has not yet been made, however a partial repayment is currently permitted under the terms of INT’L.com and Lionbridge’s commercial lending facility with Silicon Valley Bank. Lionbridge and the noteholder are currently in disscusions regarding the final timing of the repayment of the balance.

During April 2003, Lionbridge’s French subsidiary entered into an agreement with employees at its Paris, France office relating to the restructuring of operations conducted in Paris. Pursuant to the terms of this agreement, nine employees have elected to accept a voluntary separation package, three employees have agreed to relocate to the Company’s facilities in Valbonne, France, and the remaining eleven employees are considering the Company’s offer to relocate to Valbonne, France and are required to respond by June 6, 2003. The Company expects that costs associated with this agreement and related actions will be between $400,000 and $900,000, a portion of which will be incurred during its second quarter of 2003 and the remainder of which is expected to be incurred during its third quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties, including the Company’s expectations regarding its future liquidity needs. These statements are based on various assumptions by management regarding future circumstances over many of which Lionbridge has little or no control. A number of important factors, including those identified under the caption “Factors That May Affect Future Results” in Lionbridge’s Annual Report on Form 10-K, filed March 31, 2003 (SEC File No. 000-26933) as well as factors discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) financial and economic uncertainties among the Company’s customer base in general and in the technology sector in particular; (ii) the delay of one of Lionbridge’s clients’ product releases or the loss of a major client; (iii) delays in the commencement or continuation of services by Lionbridge clients; (iv) Lionbridge’s ability to attract and retain key personnel; (v) Lionbridge’s potential liability for defects or errors in the solutions it provides; (vi) Lionbridge’s potential failure to keep pace with the rapidly changing requirements of its customers; (vii) the entry of additional competitors into the marketplace; (viii) foreign currency fluctuations; (ix) political, economic and business fluctuations in domestic and international markets; (x) future acquisitions (including the potential diversion of management attention and financial resources and the ability of acquired businesses to achieve satisfactory operating results); (xi) difficulties in raising additional capital or other financing if needed; (xii) the impact of diseases such as SARs on personnel, access to facilities, and customers, particularly in Asia; and (xiii) continued or worsening of the slowdown in worldwide economies and other downturns in economic conditions generally. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Introduction

Founded in 1996, Lionbridge is a leading provider of outsourced globalization and testing services that enable clients to develop, release, manage and maintain their technology applications and content globally. Lionbridge serves global businesses in the technology, consumer, retail, industrial, financial services, manufacturing and life sciences industries. Lionbridge’s suite of solutions includes product and content globalization and multilingual application development and maintenance (collectively, “Globalization”); and a broad range of testing services relating to software, hardware and Web sites, as well as product certification and benchmarking programs (collectively, “Testing”). Lionbridge manages its Testing services under the VeriTest brand.

There are no material changes in Lionbridge’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Lionbridge’s revenue is derived from project-by-project fees and long-term service agreements. Projects are generally billed either on a time and expense or on a milestone basis. Revenue is recognized using a percentage-of-completion method of accounting, based on costs incurred to date as a percentage of management’s estimate of total costs of individual projects. The use of a percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, anticipated increases in employee wages, prices for subcontractor services, and the availability of subcontractor services. Lionbridge’s estimates are based upon the professional knowledge and experience of its program managers and other personnel, who review each project monthly to assess the project’s schedule, performance, technical matters and estimated cost at completion. When adjustments in estimated project costs are determined, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods. Anticipated losses, if any, are recognized in the period in which determined. The agreements entered into in connection with projects are generally terminable by clients upon 30 days’ prior written notice. If a client terminates an agreement, it is required to pay Lionbridge for time and expenses incurred through the termination date.

For the quarter ended March 31, 2003, Lionbridge’s operating profit was $830,000 with a net loss of $229,000. For the year ended December 31, 2002, the Company’s operating profit was $451,000 with a net loss of $4.8 million. Prior to 2002, the Company experienced operating losses, as well as net losses, for each year of its operations and, as of March 31, 2003, had an accumulated deficit of $108.8 million.

Acquisitions

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through March 31, 2003 have resulted in the recognition of approximately $39.6 million of goodwill and other intangible assets on its balance sheet. Goodwill had been amortized using a five-year life until the Company’s adoption of SFAS No. 142 on January 1, 2002, at which time amortization of goodwill ceased and was replaced by periodic impairment testing. Other acquired intangible assets are generally amortized over three to five years.

Merger, Restructuring and Other Charges

At March 31, 2003, the consolidated balance sheet included accruals totaling $508,000 related to restructuring charges and reserves for reorganization and integration activities in connection with its business combinations. Lionbridge currently anticipates that all restructuring, reorganization and integration accrual balances will be fully utilized by January 31, 2004.

Non-cash Charges

Deferred Compensation. Lionbridge recorded deferred compensation of approximately $3.8 million in 1999, representing the difference between the exercise price of stock options granted and the fair market value for accounting purposes of the underlying common stock at the date of the grant. The deferred compensation, adjusted for forfeitures, is being amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $2.6 million had been amortized and $1.1 million had been reversed due to cancellation of the underlying options as of March 31, 2003. The amortization of this deferred compensation is recorded as an operating expense and totaled $95,000 and $158,000 for the three-month periods ended March 31, 2003 and 2002, respectively.

In January 2002, Lionbridge recorded deferred compensation of approximately $537,000, representing the fair market value of 298,500 restricted shares of Lionbridge common stock issued to certain employees at that time. The deferred compensation is being amortized over the two-year period that the restrictions on the common stock lapse. The amortization of deferred compensation is recorded as an operating expense and totaled $61,000 and $67,000 for the three months ended March 31, 2003 and 2002, respectively.

Lionbridge currently expects to amortize all of the $193,000 remaining deferred compensation to employees at March 31, 2003 in the year ending December 31, 2003.

Original Issue Discount on Debt. Interest expense for the three-month periods ended March 31, 2003 and 2002, includes approximately $153,000 and $152,000, respectively, for the accretion of a $3.0 million discount on subordinated debt originally issued in June 2001, as modified in October 2001. The principal amount of $5.0 million under the original note was due on October 31, 2001. However, as a result of terms included in the original subordinated debt agreement, on October 31, 2001, the note automatically converted into a new note with essentially identical terms but with a principal amount of $8.0 million due on September 30, 2006. The $3.0 million discount on the new note is being accreted as interest expense on a straight-line basis over the period from November 1, 2001 to September 30, 2006.

Issuance of Warrants for Common Stock. In May 2002, the terms of the subordinated debt agreements with the holder of subordinated notes in the principal amount of $4,981,000 were amended to extend the maturity date of the notes to April 30, 2004. In conjunction with the amendment, Lionbridge issued two seven-year warrants for the purchase of up to 400,000 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. The shares issuable under the warrants were 25% vested at the time of issuance and the remaining shares vest each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants expire as of May 15, 2009. The warrants, valued at $551,000, in the aggregate, have been recorded as a deferred financing cost and are being amortized as interest expense over the term of the notes. Amortization expense of $69,000 was recorded for the three months ended March 31, 2003.

In August 2002, the terms of the subordinated debt agreements with holders of subordinated notes in the aggregate principal amount of $1,000,000 were amended to extend the maturity date of the notes to July 31, 2003. In conjunction with the amendment, Lionbridge issued two seven-year warrants for the purchase of up to 50,612 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. The shares issuable under the warrants were 25% vested at the time of issuance and the remaining shares vest each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants expire as of May 15, 2009. The warrants, valued at $47,000, in the aggregate, have been recorded as a deferred financing cost and are being amortized as interest expense over the term of the notes. Amortization expense of $12,000 was recorded for the three months ended March 31, 2003.

In June 2001, Lionbridge entered into a subordinated debt agreement pursuant to which Lionbridge issued a 12% promissory note in the amount of $5,000,000 and a warrant to purchase 900,000 shares of common stock at a price of $0.80 per share (the “2001 Warrant”). Under the terms of this subordinated debt agreement, if principal and accrued interest due under the note were not paid on October 31, 2001, the note would automatically convert into a new note with essentially identical terms but with a principal amount of $8,000,000. Lionbridge elected not to repay the principal and interest due under the note on October 31, 2001, and according, as of that date, the note converted into a note in the principal amount of $8,000,000 due on September 30, 2006, with interest payable quarterly in arrears at 12% per year. The $3,000,000 discount on the new note is being accreted through interest expense over the period from November 1, 2001 to September 30, 2006. The fair value ascribed to the 2001 Warrant of $738,000 was recorded as an initial discount on subordinated notes payable and was amortized to interest expense through October 2001, the term of the original note. Accretion of $153,000 and $152,000 was recorded for the quarters ended March 31, 2003 and 2002, respectively.

Results of Operations

The following table sets forth for the periods indicated certain unaudited data associated with the Company’s results of operations.

	Three Months Ended March 31,
	(Unaudited)
	2003	2002
Revenue	100.0%	100.0%
Cost of revenue	61.5	61.8

Gross profit	38.5	38.2
Operating expenses:
Sales and marketing	9.1	9.8
General and administrative	25.2	29.4
Research and development	0.7	1.7
Amortization of acquisition-related intangible assets	0.4	0.7
Stock-based compensation	0.5	0.9

Total operating expenses	35.9	42.5

Profit (loss) from operations	2.6	(4.3)
Interest expense:
Interest on outstanding debt	2.4	2.9
Accretion of discount on debt	0.5	0.6
Other expense, net	0.1	0.8

Loss before income taxes	(0.4)	(8.6)
Provision for (benefit from) income taxes	0.3	(1.0)

Net loss	(0.7)%	(7.6)%

Revenue. Revenue for the quarter ended March 31, 2003 was $30.9 million, an increase of $6.0 million or 23.9% from $24.9 million for the quarter ended March 31, 2002. The increase was primarily attributable to Lionbridge’s ability to (1) maintain strong recurring revenue from its major customers, (2) expand and diversify its customer base into new industries and (3) the acquisition of eTesting. During the quarter, Lionbridge continued to maintain its traditional product localization services while expanding its content globalization, testing and application, development and maintenance (ADM) services.

Globalization revenue for the quarter ended March 31, 2003 increased to $22.3 million from $19.2 million in the comparable period of 2002, primarily due to growth in the Company’s globalization service offerings related to multilingual content management and maintenance of global technology applications.

Testing revenue for the quarter ended March 31, 2003 increased 51.2%, to $8.6 million from $5.7 million in the comparable period of 2002. Growth in Testing revenue resulted from organic growth of approximately $1.5 million and approximately $1.4 million incremental revenue derived from the operations of eTesting, which Lionbridge acquired in July 2002. Through its acquisition of eTesting, the Company expanded its VeriTest testing offerings with new services such as competitive analysis, usability and load and stress testing.

Cost of Revenue. Cost of revenue consists primarily of outsourcing expense incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. As a percentage of revenue, cost of revenue decreased to 61.5% for the quarter ended March 31, 2003 as compared to 61.8% for the corresponding quarter of the prior year. The decrease is primarily attributable to the favorable impact of the cost savings and restructuring actions realized in 2002, particularly the consolidation of Lionbridge facilities in the United States, and lower labor costs associated with workforce reductions. The decrease is also attributable to progress attained in integrating acquisitions, as well as the impact of the increase in revenue from period to period. Cost of revenue increased $3.6 million to $19.0 million in the quarter ended March 31, 2003 from $15.4 million in the comparable period of 2002. Of the $3.6 million increase, $837,000 of incremental costs relates to the operations of eTesting. The remainder of the increase was primarily to support the growth in related revenue.

Cost of revenue as a percentage of revenues increased in the Globalization operations to 65.2% for the quarter ended March 31, 2003, as compared to 63.3% for the corresponding quarter of the prior year. Globalization cost ratios were primarily effected by the costs of translation services provided by third parties which were impacted by the strengthening of the Euro against the U.S. dollar in the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. The Company’s cost of revenue is impacted by foreign currency fluctuations since certain translation costs are denominated in foreign currencies, while a significant portion of its revenue is denominated in U.S. dollars. This foreign currency impact was more than offset by an increase of 600 basis points in the gross margin for the Testing operations, to 47.9% for the quarter ended March 31, 2003 as compared to 42.3% for the quarter ended March 31, 2002. The improved gross margin in the Testing operations was primarily the result of Testing revenue increasing 51.2%, while the associated costs incurred to complete this additional volume increased at a lesser rate, in the quarter ended March 31, 2003, as compared to the corresponding quarter of the prior year, as noted above.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, and promotional expenses. Sales and marketing costs of $2.8 million for the quarter ended March 31, 2003, increased $376,000, as compared to the corresponding quarter of the prior year. The increase was primarily the result of increased commissions to support a 23.9% increase in revenue, and $105,000 increase in advertising expense, as compared to the corresponding quarter in 2002. This increase was partially offset by the continuing favorable impact of the cost savings resulting from restructuring activities realized in 2002, and progress attained in integrating acquisitions. As a percentage of revenue, sales and marketing expenses decreased to 9.1% in the quarter ended March 31, 2003 as compared to 9.8% for the quarter ended March 31, 2002, primarily as a result of increased revenue levels from period to period.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits; facilities costs, including depreciation and amortization; information systems costs; professional fees; travel; provisions for bad debts and all other site and corporate costs. General and administrative costs increased $475,000, or 6.5%, to $7.8 million in the quarter ended March 31, 2003 as compared to $7.3 million for the quarter ended March 31, 2002. The increase consists of higher insurance cost and audit fees, driven by the overall economic climate and impact of the Sarbanes-Oxley Act, and higher net depreciation and amortization expense, principally resulting from the eTesting acquisition. These increases are partially offset by lower bad debt expense, the favorable impact of cost savings resulting from restructuring activities realized in 2002, and the progress attained in integrating acquisitions, as noted above. As a percentage of revenue, general and administrative expenses decreased 420 basis points to 25.2% in the quarter ended March 31, 2003, as compared to 29.4% for the quarter ended March 31, 2002 due to the reasons noted above, as well as the increased revenue levels period to period.

Research and Development. Research and development expenses relate to the Lionbridge Globalization Platform, Lionbridge’s proprietary internal workflow and language management system, and include salaries and associated employee benefits and third-party contractor expenses. Research and development expenses decreased 51.7% to $202,000 in the quarter ended March 31, 2003, as compared to $418,000 in the corresponding quarter of the prior year. As the Company deployed the Lionbridge Globalization Platform for customers, certain project personnel were reassigned to other operations, resulting in decreased headcount-related expenses for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense was $115,000 and $182,000 for the quarter ended March 31, 2003 and 2002, respectively.

Interest Expense. Interest expense represents interest paid or payable on debt, the amortization of deferred financing costs and the accretion of discounts on subordinated notes. Interest expense increased slightly to $914,000 for the three months ended March 31, 2003, as compared to $870,000 for the three months ended March 31, 2002. The increase was principally due to increased interest expense resulting from an average higher level of borrowing during the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002.

Other Expense, Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the local currencies of the countries in which the transactions are recorded, and decreased 79.6% to $42,000, in the quarter ended March 31, 2003 from $206,000 in the corresponding quarter of the prior year. The decrease was primarily attributable to a moderate strengthening in the value of the U.S. dollar relative to the Euro in the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002.

Provision for Income Taxes. The provision for income taxes for the quarter ended March 31, 2003 of $103,000 represents taxes resulting from operations in foreign jurisdictions. The Company’s net benefit from income taxes of $255,000 for the quarter ended March 31, 2002, includes a $392,000 benefit related to a U.S. Federal income tax refund available as a result of legislative changes in 2002, as well as a provision of $137,000 for foreign income taxes.

Liquidity and Capital Resources

On March 28, 2003, Lionbridge extended the term of its line of credit facility through April 1, 2005 and increased the facility by $2,000,000 to $15,000,000 with a modification to certain financial covenants from the prior facility. The facility will initially bear interest at the lender’s prime rate plus 1½% (6.25% at March 31, 2003) and may be adjusted if the Company achieves certain operating results, down to the lender’s prime rate plus ½%. As of March 31, 2003, $10.7 million was outstanding under the facility.

As of March 31, 2003, cash and cash equivalents totaled $8.6 million, of which $352,000 was restricted by letters of credit issued in favor of third-party beneficiaries, principally related to operating leases. These restrictions lapse as the Company fulfills its obligations relating to the letters of credit. Cash and cash equivalents decreased to $8.6 million at March 31, 2003 from $11.3 million at December 31, 2002.

Net cash used in operations increased $2.1 million to $1.4 million for the quarter ended March 31, 2003, as compared to net cash provided by operations of $678,000 for the quarter ended March 31, 2002. The $2.4 million net use of cash in operating assets and liabilities was largely the result of Lionbridge’s operations during the quarter, and to a lesser extent to fund the net loss of $229,000. This use of cash was reduced in part by $1.3 million in net adjustments for depreciation, amortization and other non-cash expenses. The primary use of cash for operating activities during the quarter included a $2.0 million increase in work-in-process and a $863,000 decrease in deferred revenue, largely the result of increased revenue during the quarter, partially offset by other changes including a $561,000 decrease in accounts receivable.

Operations provided $678,000 of net cash during the quarter ended March 31, 2002. The net loss of $1.9 million was reduced in part by net adjustments of $1.4 million for depreciation, amortization and other non-cash expenses, the net change in operating assets and liabilities provided $1.2 million in cash during the quarter, largely the result of Lionbridge’s business operations during the quarter. The primary source of cash provided by operating activities during the quarter included a $3.7 million reduction in accounts receivable, partially offset by other changes including a $1.6 million increase in work-in-process and a $1.3 million decrease in deferred revenue.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the increase in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities increased $177,000 to $399,000 for the quarter ended March 31, 2003 from $222,000 for the corresponding quarter in the prior year. Investing activities for these periods consisted primarily of purchases of equipment with higher levels of equipment acquisitions occurring during the quarter ended March 31, 2003 as compared to the corresponding period of the prior year.

Net cash used in financing activities decreased $1.0 million to $904,000 for the quarter ended March 31, 2003, from $1.9 million for the corresponding period of the prior year. The decreased use of cash for financing activities was primarily as a result of a $1.0 million repayment of subordinated debt during the quarter ended March 31, 2003 as compared to $2.0 million reduction in amounts outstanding under the line of credit facility in the corresponding period of the prior year.

As of March 31, 2003, Lionbridge had cash and cash equivalents, excluding restricted cash, of $8.2 million and an additional $2.6 million available for borrowing under its bank line of credit. Lionbridge’s future financing requirements will depend upon a number of factors, including its operating performance and increases in operating expenses associated with growth in its business. Lionbridge anticipates that its present cash position and available financing should provide adequate cash to fund its currently anticipated cash needs for the foreseeable future. Lionbridge may seek additional financing in the future, but cannot ensure that additional financing will be available to Lionbridge at terms acceptable to it, if at all.

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

On April 30, 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and hedging Activities” (“SFAS No. 133”). SFAS 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and

(2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not believe that SFAS No. 149 will have a significant impact on reported financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Lionbridge is exposed to market risk related to changes in interest rates and foreign currency exchange rates. Lionbridge does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its line of credit with a commercial bank. There was $10.7 million outstanding as of March 31, 2003 under this credit facility. A hypothetical increase of 1% in the variable rate used as the basis for the interest charges on the line of credit in the quarter ended March 31, 2003 would result in an estimated $107,000 increase in annualized interest expense, assuming a constant outstanding balance of $10.7 million. Lionbridge is exposed to market risk through its investing activities. Lionbridge’s investment portfolio consists solely of investments in high-grade, commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity or their short maturity.

Foreign Currency Exchange Rate Risk. The majority of Lionbridge’s contracts with clients are denominated in U.S. dollars. However, 47% and 38% of its costs and expenses for the three months ended March 31, 2003 and 2002, respectively, were denominated in foreign currencies. Thirty-eight percent of its assets were recorded in foreign currencies as of March 31, 2003 and December 31, 2002, respectively. Seventeen percent and 23% of its liabilities were recorded in foreign currencies as of March 31, 2003 and December 31, 2002, respectively. Therefore, Lionbridge is exposed to foreign currency exchange risks. Lionbridge has not historically tried to reduce its exposure to exchange rate fluctuations by using hedging transactions. However, it may choose to do so in the future. Lionbridge may not be able to do this successfully. Accordingly, Lionbridge may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

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

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

Accompanying this Report on Form 10-Q are the certificates of the Chief Executive Officer and the Chief Financial Officer required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of which are furnished as Exhibits 99.1 and 99.2, respectively, to this report.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits.

10.1	*	Employee Stock Purchase Plan, as amended on April 7, 2003.

10.2		Registration Rights Agreement among Lionbridge Technologies, Inc. and the Investors named therein, dated as of April 29, 2003

10.3		Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors

99.1		Certificate of Rory J. Cowan, the Company’s principal executive officer, as required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certificate of Stephen J. Lifshatz, the Company’s principal financial officer, as required by 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).

  (b) Reports on Form 8-K.

On April 30, 2003, the Company filed a Current Report on Form 8-K containing financial information for the quarter ended March 31, 2003 and forward-looking statements, all as presented in a press release of April 28, 2003.

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
Stephen J. Lifshatz Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated:  May 15, 2003

CERTIFICATIONS

I, Rory J. Cowan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lionbridge Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ RORY J. COWAN
Rory J. Cowan Chief Executive Officer

I, Stephen J. Lifshatz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lionbridge Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ STEPHEN J. LIFSHATZ
Stephen J. Lifshatz Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number		Description

10.1	*	Employee Stock Purchase Plan, as amended on April 7, 2003.

10.2		Registration Rights Agreement among Lionbridge Technologies, Inc. and the Investors named therein, dated as of April 29, 2003

10.3		Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors

99.1		Certificate of Rory J. Cowan, the Company’s principal executive officer, as required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certificate of Stephen J. Lifshatz, the Company’s principal financial officer, as required by 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).