Form 10-Q
period 2003-06-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2003-08-14
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 13, 2003 was 44,260,777.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share information)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,294	$10,916
Restricted cash	—	352
Accounts receivable, net of allowance of $435 and $425 at June 30, 2003 and December 31, 2002, respectively	21,633	17,303
Work in process	7,894	6,062
Other current assets	2,353	2,054

Total current assets	41,174	36,687
Property and equipment, net	4,301	5,013
Goodwill	14,808	15,142
Other intangible assets, net	321	551
Other assets	892	771

Total assets	$61,496	$58,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$7,048	$3,215
Accounts payable	9,612	8,570
Accrued compensation and benefits	5,753	6,163
Accrued outsourcing	3,359	2,971
Accrued merger and restructuring	—	819
Other accrued expenses	4,712	4,352
Deferred revenue	4,193	3,753
Other current liabilities	162	110

Total current liabilities	34,839	29,953

Long-term debt, less current portion and net of discounts of $1,983 and $2,288 at June 30, 2003 and December 31, 2002, respectively	21,534	24,728
Other long-term liabilities	1,826	1,769
Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,867,160 and 31,729,001 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	329	318
Additional paid-in capital	107,519	107,429
Accumulated deficit	(107,277)	(108,561)
Deferred compensation	(119)	(373)
Accumulated other comprehensive income	2,845	2,901

Total stockholders’ equity	3,297	1,714

Total liabilities and stockholders’ equity	$61,496	$58,164

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$37,270	$29,482	$68,121	$54,372
Cost of revenue	22,517	17,928	41,476	33,319

Gross profit	14,753	11,554	26,645	21,053

Operating expenses:
Sales and marketing	3,273	2,758	6,089	5,198
General and administrative	8,768	8,147	16,541	15,445
Research and development	149	280	351	698
Amortization of acquisition-related intangible assets	116	115	231	297
Stock-based compensation	70	270	226	495

Total operating expenses	12,376	11,570	23,438	22,133

Profit (loss) from operations	2,377	(16)	3,207	(1,080)
Interest expense:
Interest on outstanding debt	840	797	1,601	1,515
Accretion of discount on debt	152	153	305	305
Other expense, net	190	312	232	518

Income (loss) before income taxes	1,195	(1,278)	1,069	(3,418)
Provision for (benefit from) income taxes	(318)	77	(215)	(178)

Net income (loss)	$1,513	$(1,355)	$1,284	$(3,240)

Net income (loss) per share of common stock:
Basic	$0.05	$(0.04)	$0.04	$(0.10)
Diluted	$0.04	$(0.04)	$0.04	$(0.10)

Weighted average number of common shares outstanding:
Basic	31,859	31,629	31,787	31,578
Diluted	34,715	31,629	34,620	31,578

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,284	$(3,240)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of acquisition-related intangible assets	231	297
Stock-based compensation and debt financing costs	387	541
Accretion of discount on debt	305	305
Depreciation and amortization of property and equipment	1,675	1,499
Other	(307)	(102)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,701)	840
Work in process	(1,528)	(1,603)
Other current assets	37	(587)
Other assets	(195)	(235)
Accounts payable	571	1,799
Accrued compensation and benefits	(693)	272
Accrued outsourcing	219	428
Accrued merger and restructuring	(417)	(1,178)
Other accrued expenses	210	455
Deferred revenue	358	(1,008)

Net cash used in operating activities	(1,564)	(1,517)

Cash flows from investing activities:
Purchases of property and equipment	(727)	(614)

Net cash used in investing activities	(727)	(614)

Cash flows from financing activities:
Proceeds from short-term debt	1,497	2,017
Payments of short-term debt	(1,168)	—
Proceeds from issuance of common stock under option and employee stock purchase plans	179	115
Payments of capital lease obligations	(79)	(37)
Collection of subscription receivable	—	102

Net cash provided by financing activities	429	2,197

Net increase (decrease) in cash and cash equivalents	(1,862)	66
Effects of exchange rate changes on cash and cash equivalents	240	410
Cash and cash equivalents at beginning of period	10,916	11,711

Cash and cash equivalents at end of period	$9,294	$12,187

Supplemental disclosure:
Fair value of warrants issued for common stock in connection with debt	$—	$551

Cash interest paid	$1,218	$1,076

Noncash investing activity—additions to capital lease obligations for fixed asset purchases	$142	$—

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

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company did not incur additional stock-based employee compensation costs for the three and six months ended June 30, 2003 and 2002, respectively, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123 (“SFAS No. 123”), “Accounting for Stock-based Compensation”, to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$1,513,000	$(1,355,000)	$1,284,000	$(3,240,000)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	70,000	270,000	226,000	495,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(772,000)	(1,163,000)	(1,640,000)	(2,325,000)

Pro forma net income (loss)	$811,000	$(2,248,000)	$(130,000)	$(5,070,000)

Net income (loss) per share:
Basic, as reported	$0.05	$(0.04)	$0.04	$(0.10)
Basic, pro forma	$0.03	$(0.07)	$—	$(0.16)

Net income (loss) per share:
Diluted, as reported	$0.04	$(0.04)	$0.04	$(0.10)
Diluted, pro forma	$0.02	$(0.07)	$—	$(0.16)

2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	June 30, 2003	December 31, 2002
Computer software and equipment	$17,084,000	$16,101,000
Furniture and office equipment	2,500,000	2,571,000
Leasehold improvements	1,785,000	1,853,000

	21,369,000	20,525,000
Less: Accumulated depreciation and amortization	(17,068,000)	(15,512,000)

	$4,301,000	$5,013,000

3.    DEBT

Debt consists of the following:

	June 30, 2003	December 31, 2002
Lines of credit	$11,998,000	$10,501,000
Subordinated debt, net of discounts of $1,983,000 and $2,288,000 at June 30, 2003 and December 31, 2002, respectively	16,498,000	17,193,000
Equipment and other financing commitments	86,000	249,000

Total debt	28,582,000	27,943,000
Less current portion	(7,048,000)	(3,215,000)

Long-term debt, less current portion and discounts	$21,534,000	$24,728,000

Lines of Credit

In June 2001, Lionbridge entered into a line of credit agreement with a commercial bank. Under the terms of the agreement, Lionbridge was able to borrow up to $13,000,000, based on the value of certain current assets worldwide. Borrowings outstanding under the line of credit agreement are collateralized by the Company’s accounts receivable. In April 2002, the line of credit agreement was amended to extend the maturity date to April 1, 2003, and was subsequently amended in March 2003 to extend the maturity date to April 1, 2005. In conjunction with the 2002 amendment, Lionbridge paid a commitment fee of $206,000, which was recorded as a deferred financing cost and amortized as interest expense through April 1, 2003. In connection with its 2003 amendment of this line of credit, the Company increased the facility by $2,000,000 to $15,000,000 and modified certain financial covenants thereunder. As amended in March 2003, the facility bears interest at the lender’s prime rate plus 1½% (5.75% at June 30, 2003) and may be adjusted if the Company achieves certain operating results, down to the lender’s prime rate plus ½%. Loan commitment fees associated with this extension term totaled $230,000, and are being amortized ratably as interest expense through April 1, 2005. The amounts outstanding on the line of credit at June 30, 2003 and December 31, 2002 were $11,998,000 and $10,501,000, respectively. On May 21, 2003 the commercial bank exercised its warrant to purchase a total of 75,000 shares of common stock at an exercise price of $1.81 per share. The net exercise right was elected as the method of exercise resulting in the issuance of 35,652 shares at a fair market value price of $3.45 per share.

Subordinated Debt

In August 1998, the Company issued as part of a cash and stock dividend to the then current stockholders of INTL.com on record of that date, subordinated promissory notes in the aggregate amount of $3,500,000. The notes bear interest at 6% per year for the first year of the term of the notes, and the interest rate increases by 1% for each successive year of the term of the notes (10% at June 30, 2003.) One half of the interest accruing in each semi-annual period is payable semi-annually on January 1 and June 30 during the term of the notes and the remaining interest is payable upon the maturity of the notes. The principal amount of the notes, together with any accrued but unpaid interest, is payable in April 2005.

In 1999, Lionbridge’s wholly owned subsidiary, INT’L.com, assumed in conjunction with its acquisition of ILE, ILE’s obligation under a promissory note to a former ILE stockholder in the amount of $3,250,000 as part of the acquisition of ILE. The promissory note accrued interest at 8.5% per year and matured in June 2002. The promissory note is subordinate to all indebtedness owed by INT’L.com to any bank, pension fund, insurance fund or other financial institutions. In July 2002, the Company paid $1,000,000 of the amount due under this note and amended the note to increase the interest rate to 10% and to extend the maturity date of the remaining $2,250,000 such that $250,000 was paid in October 2002, $1,000,000 was paid in January 2003, and the remaining $1,000,000 would be payable in April 2003 subject to compliance with senior bank covenants. In June 2003, the parties agreed that $250,000 of the repayment originally scheduled for April 2003 would be payable on July 1, 2003, and that the remaining $750,000 would be repaid subject to Lionbridge’s compliance with senior bank covenants.

In 1999, Lionbridge entered into subordinated loan agreements with Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. (collectively the “Morgan Stanley Entities”), existing stockholders of Lionbridge, and Capital Resource Lenders III, L.P. (“CRP”). Under the terms of the agreements, Lionbridge issued $12,000,000 of subordinated notes, which accrue interest at 12% per year. The agreements require Lionbridge to comply with several operating and financial covenants. In connection with its initial public offering, Lionbridge repaid $6,000,000 of the subordinated notes and Capital Resource Lenders and the Morgan Stanley-sponsored limited partnerships agreed to defer the repayment of the remaining $6,000,000 of the subordinated notes that would otherwise have been due upon the completion of its initial public offering. A subsequent amendment of the debt agreements in March 2001 extended the maturity date of the notes to the earlier of January 31, 2002 or an underwritten public offering by Lionbridge with aggregate proceeds of at least $10,000,000. In December 2001, the notes were amended to change the maturity date of the notes to April 15, 2002 and have subsequently been further amended as described below.

In May 2002, the terms of the subordinated debt agreements with CRP were amended to extend the maturity date of the notes, having an aggregate principal balance of $4,981,000, to April 30, 2004. In conjunction with the amendments, Lionbridge issued warrants for the purchase of up to 400,000 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. The shares issuable under the warrants were 25% vested at the time of issuance and the remaining shares vest each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants expire as of May 15, 2009. The warrants, valued at $551,000, in the aggregate, have been recorded as a deferred financing cost and are being amortized as interest expense over the remaining term of the notes, resulting in interest expense of $69,000 and $138,000, respectively, for the three and six months ended June 30, 2003 and $46,000 for the three and six months ended June 30, 2002. On June 25, 2003, CRP exercised its warrant to purchase a total of 249,427 shares of common stock at an exercise price of $1.69 per share. The net exercise right was elected as the method of exercise resulting in the issuance of 169,135 shares at a fair market value price of $5.25 per share.

In August 2002, the terms of the subordinated debt agreements with the Morgan Stanley Entities were amended to extend the maturity date of the notes, having an aggregate principal balance of $1,000,000, to July 31, 2003. In conjunction with the amendments, Lionbridge issued warrants for the purchase of up to 50,612 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. The shares issuable under the warrants were 25% vested at the time of issuance and the remaining shares vest each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants expire as of May 15, 2009. The warrants, valued at $47,000, in the aggregate, have been recorded as a deferred financing cost and are being amortized as interest expense over the remaining term of the notes, resulting in interest expense of $12,000 and $24,000 for the three and six months ended June 30, 2003, respectively.

In June 2001, Lionbridge entered into a subordinated debt agreement with CRP pursuant to which Lionbridge issued a 12% promissory note in the amount of $5,000,000 and a warrant to purchase 900,000 shares of common stock at a price of $0.80 per share (the “2001 Warrant”). Under the terms of this subordinated debt agreement, if principal and accrued interest due under the note were not paid on October 31, 2001, the note would automatically convert into a new note with essentially identical terms but with a principal amount of $8,000,000. Lionbridge elected not to repay the principal and interest due under the note on October 31, 2001, and accordingly, as of that date, the note converted into a note in the principal amount of $8,000,000 due on September 30, 2006, with interest payable quarterly in arrears at 12% per year. The $3,000,000 discount on the new note is being accreted through interest expense over the period from November 1, 2001 to September 30, 2006. The fair value ascribed to the 2001 Warrant of $738,000 was recorded as an initial discount on subordinated notes payable and was amortized to interest expense through October 2001, the term of the original note. Accretion of $152,000 and $305,000, respectively, and $153,000 and $305,000, respectively, was recorded for the three and six months ended June 30, 2003 and 2002. On June 25, 2003 CRP exercised its warrant to purchase a total of 900,000 shares of common stock at an exercise price of $0.80 per share. The net exercise right was elected as the method of exercise resulting in the issuance of 762,857 shares at a fair market value price of $5.25 per share.

Equipment Financing Facility

In February 2000, Lionbridge entered into an equipment financing arrangement whereby it may borrow an aggregate of $1,350,000 to fund equipment purchases. Advances under the arrangement are collateralized by certain fixed assets and are payable in monthly installments with interest through September 2003. Principal due under the notes totaled $13,000 and $166,000 at June 30, 2003 and December 31, 2002, respectively, and bears interest at rates ranging from 16.3% to 16.5%. In September 2002, Lionbridge entered into another financing arrangement to fund an equipment purchase. The funding is collateralized by certain fixed assets and is payable in monthly installments with interest through August 2004. Borrowings under this financing agreement totaled $32,000 and $42,000 at June 30, 2003 and December 31, 2002, respectively.

As of June 30, 2003, the commitment for principal debt payments over the next five years is as follows:

	2003	2004	2005	2006	2007	Total
Lines of credit	$—	$—	$11,998,000	$—	$—	$11,998,000
Subordinated debt	2,000,000	4,981,000	3,500,000	8,000,000	—	18,481,000
Equipment and other financing commitments	50,000	27,000	9,000	—	—	86,000

	$2,050,000	$5,008,000	$15,507,000	$8,000,000	$—	$30,565,000

The $8.0 million principal debt payment due on subordinated debt in 2006 is inclusive of a $3.0 million discount on the note, which accretes on a straight-line basis, over the period November 1, 2001 to September 30, 2006.

4.    STOCKHOLDERS’ EQUITY

During 1999, Lionbridge recorded deferred compensation in connection with options granted at exercise prices below the then fair market value of Lionbridge’s common stock totaling $3,803,000, representing the aggregate difference between the estimated fair market value of Lionbridge’s common stock on the date of grant and the exercise price of each option. This deferred compensation, adjusted for forfeitures, is being amortized over the four-year vesting period of the related options. The amortization of deferred compensation is recorded as an operating expense and totaled $10,000 and $105,000, for the three-month periods ended June 30, 2003 and 2002, respectively, and $105,000 and $263,000, for the six-month periods ended June 30, 2003 and 2002, respectively.

In January 2002, Lionbridge recorded deferred compensation of $537,000, representing the fair market value of 298,500 shares of restricted common stock issued to certain employees at that time. These restricted shares vest ratably after one and two years of continued employment with the Company. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. The deferred compensation is being amortized over the two-year period during which the transfer and sale restrictions on the common stock lapse. The amortization of deferred compensation is recorded as an operating expense and totaled $60,000 and $67,000, for the three-month periods ended June 30, 2003 and 2002, respectively, and $121,000 and $134,000, for the six-month periods ended June 30, 2003 and 2002, respectively.

5.    COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net income (loss) and the net change in foreign currency translation adjustment. Total comprehensive income was approximately $1,501,000 for the three-month period ended June 30, 2003, while total comprehensive loss was $1,142,000 for the three-month period ended June 30, 2002. For the six-month period ended June 30, 2003, total comprehensive income was $1,228,000 while total comprehensive loss for the six-month period ended June 30, 2002 was $2,916,000.

6.    NET INCOME (LOSS) PER SHARE

Basic earnings per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and warrants, as determined using the treasury stock method.

Shares used in calculating basic and diluted earnings per share for the three and six month periods ended June 30, 2003 and 2002, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average number of shares of common stock outstanding—basic	31,859,000	31,629,000	31,787,000	31,578,000
Dilutive common stock equivalents relating to options and warrants	2,856,000	—	2,833,000	—

Weighted average number of shares of common stock outstanding—diluted	34,715,000	31,629,000	34,620,000	31,578,000

Options and warrants outstanding to purchase 6,315,608 and 6,296,145 shares of common stock for the three and six month periods ended June 30, 2002, respectively, were not included in the calculations of diluted net loss per share, as their effect would be anti-dilutive.

7.    MERGER, RESTRUCTURING AND OTHER CHARGES

At June 30, 2003, Lionbridge had fully utilized restructuring, reorganization and integration accrual balances recorded in connection with its business combinations.

The following table summarizes the accrual activity for the six months ended June 30, 2003 and 2002, respectively, by initiative:

	2003	2002
Beginning balance, January 1	$871,000	$2,442,000

Employee severance and related charges:
Revisions of estimated liabilities	(14,000)	—
Reclassification of accrual balance	(68,000)	—
Cash payments	(28,000)	(336,000)

	(110,000)	(336,000)

Lease termination costs and other charges:
Revisions of estimated liabilities	(284,000)	—
Cash payments	(477,000)	(840,000)

	(761,000)	(840,000)

Ending balance, June 30	$—	$1,266,000

8.    INCOME TAXES

The Company’s net benefit from income taxes of $318,000 and $215,000 for the three and six months ended June 30, 2003, respectively, is principally related to net operating loss carry back claims in foreign jurisdictions related to a change in the income mix between domestic and foreign jurisdictions. The Company’s provision for income taxes for the three months ended June 30, 2002 relates to foreign income taxes. The Company’s net benefit from income taxes of $178,000 for the six months ended June 30, 2002 includes a $392,000 benefit related to a U.S. Federal income tax refund available as a result of legislative changes in 2002, as well as a provision of $214,000 for foreign income taxes.

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

The table below presents information about the reported net income (loss) of the Company for the three and six-month periods ended June 30, 2003 and 2002. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
External revenue:
Globalization	$26,074,000	$23,404,000	$48,324,000	$42,605,000
Testing	11,196,000	6,078,000	19,797,000	11,767,000

	$37,270,000	$29,482,000	$68,121,000	$54,372,000

Net income (loss):
Globalization	$2,987,000	$2,232,000	$4,782,000	$3,337,000
Testing	3,038,000	424,000	4,554,000	484,000
Corporate and other	(4,512,000)	(4,011,000)	(8,052,000)	(7,061,000)

	$1,513,000	$(1,355,000)	$1,284,000	$(3,240,000)

10.    GOODWILL AND OTHER INTANGIBLE ASSETS

During the six months ended June 30, 2003, goodwill was reduced by $90,000 due to the reversal of accruals on vacant premises related to the Company’s July 2002 acquisition of eTesting Labs, Inc. and by $244,000 due to the reversal of excess accruals on vacant premises related to the June 2001 acquisition of Data Dimensions, Inc.

The following table summarizes intangible assets at June 30, 2003 and December 31, 2002, respectively:

	June 30, 2003			December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
VeriTest trade name	$505,000	$454,000	$51,000	$505,000	$404,000	$101,000
ILE installed customer base	1,800,000	1,530,000	270,000	1,800,000	1,350,000	450,000

	$2,305,000	$1,984,000	$321,000	$2,305,000	$1,754,000	$551,000

Estimated annual amortization expense related to these intangible assets is expected to be $461,000 and $90,000 for 2003 and 2004, respectively.

11.    CONTINGENCIES

On or about July 24, 2001, a purported securities class action lawsuit captioned “Samet v. Lionbridge Technologies, Inc. et al.” (01-CV-6770) was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering. The complaint in this action asserted, among other things, that Lionbridge’s initial public offering registration statement contained misstatements and/or omissions regarding the underwriters’ alleged conduct in allocating shares in Lionbridge’s initial public offering to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order dismissing without prejudice the claims against Lionbridge and its officers and directors (the case remained pending against the underwriter defendants). On April 19, 2002, the plaintiffs filed an amended complaint naming as defendants not only the underwriter defendants but also Lionbridge and certain of its officers and directors. The amended complaint asserts claims under both the registration and antifraud provisions of the federal securities laws relating to, among other allegations, the underwriters’ alleged conduct in allocating shares in the Company’s initial public offering and the disclosures contained in the Company’s registration statement. The Company understands that various plaintiffs have filed approximately 1,000 lawsuits making substantially similar allegations against approximately 300 other publicly traded companies in connection with the underwriting of their public offerings. On July 15, 2002, the Company together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. In October 2002, the claims against officers and directors were dismissed without prejudice. In February 2003, the Court issued its ruling on the motion to dismiss, ruling that the claims under the antifraud provisions of the securities laws could proceed against the Company and a majority of the other issuer defendants.

In June 2003, Lionbridge elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, would result in a dismissal, with prejudice, of all claims in the litigation against Lionbridge and against any other of the issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against underwriter defendants, and the litigation as against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, Lionbridge and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. Lionbridge expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, Lionbridge intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, the Company believes that the underwriters may have an obligation to indemnify Lionbridge for the legal fees and other costs of defending this suit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations or cash flows.

12.    RECENT ACCOUNTING PRONOUNCEMENTS

On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has no effect on the Company’s financial position, results of operations or cash flows.

On April 30, 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not believe that SFAS No. 149 will have a significant impact on reported financial position or results of operations.

13.    SUBSEQUENT EVENTS

On August 13, 2003, the Company closed its offering of 11,000,000 shares of its common stock for net proceeds of $63.1 million ($70.8 million if the underwriters’ over-allotment option to purchase additional shares is exercised in full).

The Company will use a portion of the net proceeds from this offering to repay $12.98 million of principal under the notes held by Capital Resource Lenders, $3.5 million of principal under the promissory notes held by former stockholders of INTL.com, Inc., has paid $1.0 million of principal under the senior subordinated notes held by two partnerships sponsored by Morgan Stanley Venture Capital, an affiliate of the Company’s director, Guy L. deChazal, and $750,000 of principal under a subordinated promissory note to a former stockholder of International Language Engineering.

The Company expects to use the remaining net proceeds from this offering for working capital, possible acquisitions of related businesses and other general corporate purposes.

In connection with the early extinguishment of the above debt, the Company expects to record a charge of approximately $2.1 million as a result of the write-off of associated unamortized deferred financing fees and discounts on debt.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties, including the Company’s expectations regarding its future liquidity needs. These statements are based on various assumptions by management regarding future circumstances over many of which Lionbridge has little or no control. A number of important factors, including those identified under the caption “Factors That May Affect Future Results” in Lionbridge’s Annual Report on Form 10-K, filed March 31, 2003 (SEC File No. 000-26933) and Registration Statements on Form S-3 (SEC File Nos. 333-106693 and 333-107753) as well as factors discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) financial and economic uncertainties among the Company’s customer base in general and in the technology sector in particular; (ii) the delay of one of Lionbridge’s clients’ product releases and production schedules or the loss of a major client; (iii) delays in the commencement or continuation of services by Lionbridge clients; (iv) Lionbridge’s ability to attract and retain key personnel; (v) Lionbridge’s potential liability for defects or errors in the solutions it provides; (vi) Lionbridge’s potential failure to keep pace with the rapidly changing requirements of its customers; (vii) the entry of additional competitors into the marketplace; (viii) foreign currency exchange rate fluctuations; (ix) political, economic and business fluctuations in domestic and international markets; (x) future acquisitions (including the potential diversion of management attention and financial resources and the ability of acquired businesses to achieve satisfactory operating results); (xi) difficulties in raising additional capital or other financing if needed; (xii) difficulties presented by international economic, political, legal, health, accounting and business factors; (xiii) difficulties in identifying and competing for acquisition opportunities; and (xiv) continued or worsening of the slowdown in worldwide economies and other downturns in economic conditions generally. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Introduction

Founded in 1996, Lionbridge is a leading provider of outsourced globalization and testing services that enable clients to develop, release, manage and maintain their technology applications and enterprise content globally. Globalization is the process of adapting content and products to meet the language and cultural requirements of users throughout the world. Testing is the process of ensuring the quality, interoperability, usability and performance of clients’ software, hardware, Web sites and content. Testing also includes product certification and competitive analysis. Lionbridge offers its testing services under the VeriTest brand. Lionbridge serves global businesses primarily in the technology, consumer, retail, industrial, financial services, life sciences and manufacturing industries.

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

For the six-month period ended June 30, 2003, Lionbridge’s operating profit was $3.2 million with a net income of $1.3 million. For the year ended December 31, 2002, the Company’s operating profit was $451,000 with a net loss of $4.8 million. Prior to 2002, the Company experienced operating losses, as well as net losses, for each year of its operations and, as of June 30, 2003, had an accumulated deficit of $107.3 million.

Acquisitions

Lionbridge has grown its business since inception through a combination of organic growth and acquisitions. Such acquisitions through June 30, 2003 have resulted in the recognition of approximately $39.4 million of goodwill and other intangible assets on its balance sheet. Goodwill had been amortized using a five-year life until the Company’s adoption of SFAS No. 142 on January 1, 2002, at which time amortization of goodwill ceased and was replaced by periodic impairment testing. Other acquired intangible assets are generally amortized over three to five years.

Non-cash Charges

Deferred Compensation. Lionbridge recorded deferred compensation of approximately $3.8 million in 1999, representing the difference between the exercise price of stock options granted and the fair market value for accounting purposes of the underlying common stock at the date of the grant. As of June 30, 2003, the deferred compensation, adjusted for forfeitures, is being amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $2.6 million had been amortized and $1.1 million had been reversed due to cancellation of the underlying options.

In January 2002, Lionbridge recorded deferred compensation of approximately $537,000, representing the fair market value of 298,500 restricted shares of Lionbridge common stock issued to certain employees at that time. The deferred compensation is being amortized over the two-year period that the restrictions on the common stock lapse.

The amortization of this deferred compensation is recorded as an operating expense and totaled $70,000 and $172,000 for the three-month periods ended June 30, 2003 and 2002, respectively, and totaled $226,000 and $397,000 for the six-month periods ended June 30, 2003 and 2002, respectively. In June 2002, additional stock-based compensation expense of $98,000 was recorded relating to modifications of stock options previously granted to employees.

Lionbridge currently expects to amortize all of the $119,000 remaining deferred compensation at June 30, 2003 in the year ending December 31, 2003.

Original Issue Discount on Debt. Interest expense for the three and six-month periods ended June 30, 2003 and 2002, includes $152,000 and $305,000, respectively, and $153,000 and $305,000, respectively, for the accretion of a $3.0 million discount on subordinated debt originally issued in June 2001, as modified in October 2001. The principal amount of $5.0 million under the original note was due on October 31, 2001. However, as a result of terms included in the original subordinated debt agreement, on October 31, 2001, the note automatically converted into a new note with essentially identical terms but with a principal amount of $8.0 million due on September 30, 2006. The $3.0 million discount on the new note is being accreted as interest expense on a straight-line basis over the period from November 1, 2001 to September 30, 2006.

Issuance of Warrants for Common Stock. In May 2002, the terms of the subordinated debt agreements with the holder of subordinated notes in the principal amount of $4,981,000 were amended to extend the maturity date of the notes to April 30, 2004. In conjunction with the amendment, Lionbridge issued two seven-year warrants for the purchase of up to 400,000 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. The shares issuable under the warrants were 25% vested at the time of issuance and the remaining shares vest each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants expire as of May 15, 2009. The warrants, valued at $551,000, in the aggregate, have been recorded as a deferred financing cost and are being amortized as interest expense over the remaining term of the notes, resulting in interest expense of $69,000 and $138,000, respectively, for the three and six months ended June 30, 2003 and $46,000 for the three and six months ended June 30, 2002.

In August 2002, the terms of the subordinated debt agreements with holders of subordinated notes in the aggregate principal amount of $1,000,000 were amended to extend the maturity date of the notes to July 31, 2003. In conjunction with the amendment, Lionbridge issued two seven-year warrants for the purchase of up to 50,612 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. The shares issuable under the warrants were 25% vested at the time of issuance and the remaining shares vest each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants expire as of May 15, 2009. The warrants, valued at $47,000, in the aggregate, have been recorded as a deferred financing cost and are being amortized as interest expense over the remaining term of the notes, resulting in interest expense of $12,000 and $24,000 for the three and six months ended June 30, 2003, respectively.

In June 2001, Lionbridge entered into a subordinated debt agreement pursuant to which Lionbridge issued a 12% promissory note in the amount of $5,000,000 and a warrant to purchase 900,000 shares of common stock at a price of $0.80 per share (the “2001 Warrant”). Under the terms of this subordinated debt agreement, if principal and accrued interest due under the note were not paid on October 31, 2001, the note would automatically convert into a new note with essentially identical terms but with a principal amount of $8,000,000. Lionbridge elected not to repay the principal and interest due under the note on October 31, 2001, and according, as of that date, the note converted into a note in the principal amount of $8,000,000 due on September 30, 2006, with interest payable quarterly in arrears at 12% per year. The $3,000,000 discount on the new note is being accreted through interest expense over the period from November 1, 2001 to September 30, 2006. The fair value ascribed to the 2001 Warrant of $738,000 was recorded as an initial discount on subordinated notes payable and was amortized to interest expense through October 2001, the term of the original note. Accretion of $152,000 and $305,000, respectively, and $153,000 and $305,000, respectively, was recorded for the three and six months ended June 30, 2003 and 2002.

Results of Operations

The following table sets forth for the periods indicated certain unaudited data associated with the Company’s results of operations.

	Percentage of Total Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	60.4	60.8	60.9	61.3

Gross profit	39.6	39.2	39.1	38.7
Operating expenses:
Sales and marketing	8.8	9.4	8.9	9.6
General and administrative	23.5	27.6	24.3	28.4
Research and development	0.4	0.9	0.5	1.3
Amortization of acquisition-related intangible assets	0.3	0.4	0.4	0.5
Stock-based compensation	0.2	0.9	0.3	0.9

Total operating expenses	33.2	39.2	34.4	40.7

Profit (loss) from operations	6.4	(0.0)	4.7	(2.0)
Interest expense:
Interest expense on outstanding debt	2.3	2.7	2.4	2.8
Accretion of discount on notes payable	0.4	0.5	0.4	0.5
Other expense, net	0.5	1.1	0.3	1.0

Income (loss) before income taxes	3.2	(4.3)	1.6	(6.3)
Provision for (benefit from) income taxes	(0.9)	0.3	(0.3)	(0.3)

Net income (loss)	4.1	(4.6)	1.9	(6.0)

Revenue. Revenue for the quarter ended June 30, 2003 was $37.3 million, an increase of $7.8 million, or 26.4%, from $29.5 million for the quarter ended June 30, 2002. The increase was primarily attributable to Lionbridge’s ability to (1) maintain strong recurring revenue from its major customers (2) expand and diversify its customer base into new industries and (3) the acquisition of eTesting in July 2002. During the quarter, Lionbridge continued to maintain its traditional product localization services while expanding its content globalization, testing and application, development and maintenance (ADM) services.

Globalization revenue for the quarter ended June 30, 2003 increased to $26.1 million from $23.4 million in the comparable period of 2002, primarily due to growth in the Company’s globalization service offerings related to multilingual content management and maintenance of global technology applications.

Testing revenue for the quarter ended June 30, 2003 increased 84.2%, to $11.2 million from $6.1 million in the comparable period of 2002. Growth in Testing revenue resulted from organic growth of approximately $3.4 million and approximately $1.7 million incremental revenue derived from the operations of eTesting, which Lionbridge acquired in July 2002. Through its acquisition of eTesting, the Company expanded its VeriTest testing offerings with new services such as competitive analysis, usability and load and stress testing.

Revenue for the six months ended June 30, 2003 was $68.1 million, an increase of $13.7 million, or 25.3%, as compared to $54.4 million for the same period of the prior year. Globalization revenue increased $5.7 million, or 13.4%, to $48.3 million from $42.6 million, primarily due to growth in the Company’s globalization service offerings related to multilingual content management and maintenance of global technology applications. Testing revenue increased $8.0 million, or 68.2%, to $19.8 million from $11.8 million in the comparable period of 2002. Growth in Testing revenue resulted from organic growth of $4.9 million and $3.1 million incremental revenue derived from the operations of eTesting.

Cost of Revenue. Cost of revenue consists of outsourcing expense incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. As a percentage of revenue, cost of revenue decreased to 60.4% for the quarter ended June 30, 2003 as compared to 60.8% for the corresponding quarter of the prior year. The decrease is primarily attributable to the favorable impact of the cost savings and restructuring actions undertaken in 2002, particularly the consolidation of Lionbridge facilities in the United States, and lower labor costs associated with workforce reductions. The decrease is also attributable to progress attained in integrating acquisitions, as well as the impact of the increase in revenue from period to period. Cost of revenue increased $4.6 million to $22.5 million in the quarter ended June 30, 2003 from $17.9 million in the comparable period of 2002. Of the $4.6 million increase, $965,000 of incremental costs relates to the operations of eTesting. The remainder of the increase was primarily to support the growth in related revenue.

Cost of revenue as a percentage of revenues increased in the Globalization operations to 65.7% for the quarter ended June 30, 2003, as compared to 62.8% for the corresponding quarter of the prior year. Globalization cost ratios were primarily affected by the costs of translation services provided by third parties, which were impacted by the strengthening of the Euro against the U.S. dollar in the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The Company’s cost of revenue is impacted by foreign currency fluctuations since certain translation costs are denominated in foreign currencies, while a significant portion of its revenue is denominated in U.S. dollars. Gross margin for the Testing operations increased 440 basis points to 51.5% for the quarter ended June 30, 2003 as compared to 47.1% for the quarter ended June 30, 2002. This increase was primarily the result of Testing revenue increasing 84.2%, while the associated costs incurred to complete this additional volume increased at a lesser rate, in the quarter ended June 30, 2003, as compared to the corresponding quarter of the prior year, for the reasons noted above.

Cost of revenue for the six months ended June 30, 2003 was $41.5 million, an increase of $8.2 million or 24.5% as compared to $33.3 million for the same period of the prior year. Of the $8.2 million increase, $1.8 million of incremental costs relates to the operations of eTesting. The remainder of the increase was primarily to support the growth in related revenue. Globalization cost of revenue increased to $31.7 million from $26.8 million. Testing cost of revenue increased to $9.8 million from $6.5 million in the comparable period of 2002. For the six months ended June 30, 2003, cost of revenue decreased to 60.9% of revenues as compared to 61.3% of revenue for the corresponding period of the preceding year. The decrease is primarily attributable to the favorable impact of the cost savings and restructuring actions undertaken in 2002, particularly the consolidation of Lionbridge facilities in the United States, and lower labor costs associated with workforce reductions.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, and promotional expenses. Sales and marketing costs of $3.3 million for the quarter ended June 30, 2003, increased $515,000, as compared to the corresponding quarter of the prior year. The increase was primarily the result of increased commissions to support a 26.4% increase in revenue and the additional sales and marketing expenses related to the addition of eTesting, as compared to the corresponding quarter in 2002. This increase was partially offset by the continuing favorable impact of the cost savings resulting from restructuring activities undertaken in 2002, and results attained in integrating acquisitions.

For the six months ended June 30, 2003, sales and marketing expenses increased 17.1% to $6.1 million from $5.2 million for the six months ended June 30, 2002. The increase was primarily the result of increased commissions to support a 25.3% increase in revenue and the additional sales and marketing expenses related to the addition of eTesting, as compared to the corresponding period of 2002. As a percentage of revenue, sales and marketing expenses decreased to 8.8% in the second quarter of 2003, from 9.4% in the corresponding period in 2002, and decreased to 8.9% during the first six months of 2003, from 9.6% during the six months ended June 30, 2002, as a result of the declining cost structure and increased revenue levels from period to period.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits; facilities costs, including depreciation and amortization; information systems costs; professional fees; travel; provisions for bad debts; business reconfiguration expenses and all other site and corporate costs. General and administrative costs increased $621,000, or 7.6%, to $8.8 million in the quarter ended June 30, 2003 as compared to $8.1 million for the quarter ended June 30, 2002. The increase primarily consists of $534,000 of business reconfiguration expenses associated with the resizing of the Paris, France operations, as well as higher insurance costs and audit fees, driven by the overall economic climate and impact of the Sarbanes-Oxley Act, and higher net depreciation and amortization expense, principally resulting from the eTesting acquisition. These increases are partially offset by lower bad debt expense, the favorable impact of cost savings resulting from restructuring activities undertaken in 2002, and the results attained in integrating acquisitions. The three and six months ended June 30, 2002 included approximately $498,000 of one-time charges related to the Company’s inability to recover certain amounts due from customers as a result of its decision to exit the ChinaConnect business.

General and administrative expenses for the six months ended June 30, 2003 increased 7.1% to $16.5 million from $15.4 million during the corresponding period of 2002. The increase was primarily the result of the reorganization costs incurred in Paris, higher insurance costs and audit fees, higher net depreciation and amortization expense, partially offset by lower bad debt expense and the results attained in integrating acquisitions, as noted above. As a percentage of revenue, general and administrative expenses decreased 410 basis points to 23.5% in the quarter ended June 30, 2003, as compared to 27.6% for the quarter ended June 30, 2002 and from 28.4% to 24.3% for the six-month periods ended June 30, 2002 and 2003, respectively, due primarily to the items noted above as well as the impact of the increase in revenue from period to period.

Research and Development. Research and development expenses relate to the Lionbridge Globalization Platform, Lionbridge’s proprietary internal workflow and language management system, and include salaries and associated employee benefits and third-party contractor expenses. Research and development expenses decreased 46.8% to $149,000 in the quarter ended June 30, 2003, as compared to $280,000 in the corresponding quarter of the prior year. For the six months ended June 30, 2003, research and development expenses decreased 49.7% to $351,000 from $698,000 for the six months ended June 30, 2002. As the Company deployed the Lionbridge Globalization Platform for customers, certain project personnel were redeployed to custom implementations of the technology for customers and are now charged to cost of sales, resulting in decreased research and development headcount-related expenses for the quarter as well as the six months ended June 30, 2003, as compared to the corresponding periods of the prior year.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three and six months ended June 30, 2003 of $116,000 and $231,000, respectively, and for the three and six months ended June 30, 2002 of $115,000 and $297,000, respectively, relate solely to the amortization of identifiable intangible assets.

Interest Expense. Interest expense represents interest paid or payable on debt, the amortization of deferred financing costs and the accretion of discounts on subordinated notes. Interest expense increased slightly to $992,000 for the three months ended June 30, 2003, as compared to $950,000 for the three months ended June 30, 2002. Interest expense for the six months ended June 30, 2003 was $1.9 million, as compared to $1.8 million for the corresponding period of 2002. These increases were principally due to an average higher level of borrowing under the bank revolver during the three and six months ended June 30, 2003, as compared to the corresponding periods of the preceding year.

Other Expense, Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the local currencies of the countries in which the transactions are recorded, and decreased 39.1% to $190,000 in the quarter ended June 30, 2003 from $312,000 in the corresponding quarter of the prior year. For the six months ended June 30, 2003, other expense, net decreased 55.2% to $232,000 from $518,000 in the six months ended June 30, 2002. These decreases were primarily attributable to a combination of the net position of U.S. dollar and Euro denominated assets and liabilities, combined with the net variance of the Euro and other currencies against the U.S. dollar in the three and six month periods ended June 30, 2003, as compared to the net position and variance during the corresponding periods of the prior year.

Provision for Income Taxes. The Company’s net benefit from income taxes of $318,000 and $215,000 for the three and six months ended June 30, 2003, respectively, is principally related to net operating loss carry-back claims in foreign jurisdictions related to a change in the income mix between domestic and foreign jurisdictions. The Company’s provision for income taxes for the three months ended June 30, 2002 relates to foreign income taxes. The Company’s net benefit from income taxes of $178,000 for the six months ended June 30, 2002 includes a $392,000 benefit related to a U.S. Federal income tax refund available as a result of legislative changes in 2002, as well as a provision of $214,000 for foreign income taxes.

Liquidity and Capital Resources

In March 2003, Lionbridge extended the term of its line of credit facility through April 1, 2005 and increased the facility by $2,000,000 to $15,000,000 with a modification to certain financial covenants from the prior facility. The facility will initially bear interest at the lender’s prime rate plus 1½% (5.75% at June 30, 2003) and may be adjusted if the Company achieves certain operating results, down to the lender’s prime rate plus ½%. As of June 30, 2003, $12.0 million was outstanding under the facility.

As of June 30, 2003, cash and cash equivalents totaled $9.3 million, a decrease of $2.0 million from $11.3 million at December 31, 2002. Net cash used in operating activities was $1.6 million for the six-month period ended June 30, 2003, as compared to $1.5 million for the corresponding period of the prior year. The primary uses of cash for the six months ended June 30, 2003 included a $3.7 million increase in accounts receivable and a $1.5 million increase in work-in-process, largely the result of increased revenue during the six-month period ended June 30, 2003, partially offset by other changes, including a $358,000 decrease in deferred revenue. This use of cash was reduced in part by $2.3 million in net adjustments for depreciation, amortization and other non-cash expenses. Net cash used in operating activities of $1.5 million for the six-month period ended June 30, 2002 was primarily to fund the net loss of $3.2 million incurred during the period, offset in part by depreciation, amortization and other non-cash expenses, and changes in operating assets and liabilities.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the increase in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities increased $113,000 to $727,000 for the six months ended June 30, 2003 from $614,000 for the corresponding period of the prior year. Investing activities for these periods consisted of purchases of equipment with higher levels of equipment acquisitions occurring during the six-month period ended June 30, 2003 as compared to the corresponding period of 2002.

Net cash provided by financing activities decreased $1.8 million to $429,000 for the six months ended June 30, 2003, from  $2.2 million for the corresponding period of the prior year. The primary financing activity during the six-month period ended June 30, 2003 was increased borrowing of $1.5 million to support the growth of the business, in particular the Company’s accounts receivable and work in process growth, partially offset by a $1.0 million repayment of subordinated debt . During the six-month period ended June 30, 2002, the primary financing activity was increased short-term debt borrowing of $2.0 million, primarily to fund the net loss of $3.2 million incurred during the period, offset in part by depreciation, amortization and other non-cash expenses, and changes in operating assets and liabilities.

As of June 30, 2003, Lionbridge had an additional $2.0 million available for borrowing under its bank line of credit. Lionbridge’s future financing requirements will depend upon a number of factors, including its operating performance and increases in operating expenses associated with growth in its business. Lionbridge anticipates that its present cash position and available financing should provide adequate cash to fund its currently anticipated cash needs for the foreseeable future.

On August 13, 2003, the Company closed its offering of 11,000,000 shares of its common stock for net proceeds of $63.1 million ($70.8 million if the underwriters’ over-allotment option to purchase additional shares is exercised in full).

The Company will use a portion of the net proceeds from this offering to repay $12.98 million of principal under the notes held by Capital Resource Lenders, $3.5 million of principal under the promissory notes held by former stockholders of INTL.com, Inc., has paid $1.0 million of principal under the senior subordinated notes held by two partnerships sponsored by Morgan Stanley Venture Capital, an affiliate of the Company’s director, Guy L. deChazal, and $750,000 of principal under a subordinated promissory note to a former stockholder of International Language Engineering.

The Company expects to use the remaining net proceeds from this offering for working capital, possible acquisitions of related businesses and other general corporate purposes.

In connection with the early extinguishment of the above debt, the Company expects to record a charge of approximately  $2.1 million as a result of the write-off of associated unamortized deferred financing fees and discounts on debt.

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has no effect on the Company’s financial position, results of operations or cash flows.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its line of credit with a commercial bank. There was $12.0 million outstanding as of June 30, 2003 under this credit facility. A hypothetical increase of 1% in the variable rate used as the basis for the interest charges on the line of credit in the year ended December 31, 2003 would result in an estimated $120,000 increase in annualized interest expense, assuming a constant outstanding balance of $12.0 million. Lionbridge is exposed to market risk through its investing activities. Lionbridge’s investment portfolio consists solely of investments in high-grade, commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity or their short maturity.

Foreign Currency Exchange Rate Risk. The majority of Lionbridge’s contracts with clients are denominated in U.S. dollars. However, 51% and 48% of its costs and expenses for the six months ended June 30, 2003 and 2002, respectively, were denominated in foreign currencies. Thirty-nine percent and 38% of its assets were recorded in foreign currencies as of June 30, 2003 and December 31, 2002, respectively. Nineteen percent and 23% of its liabilities were recorded in foreign currencies as of June 30, 2003 and December 31, 2002, respectively. The principal foreign currencies applicable to Lionbridge’s business are the Euro and the Yen. Recently the U.S. dollar has been volatile relative to foreign currencies, particularly the Euro and the Yen. Therefore, Lionbridge is exposed to foreign currency exchange risks. Lionbridge has not historically tried to reduce its exposure to exchange rate fluctuations by using hedging transactions. However, it may choose to do so in the future. Lionbridge may not be able to do this successfully. Accordingly, Lionbridge may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

Item 4.    Controls and Procedures

As of June 30, 2003, the Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIONBRIDGE TECHNOLOGIES, INC.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

On or about July 24, 2001, a purported securities class action lawsuit captioned “Samet v. Lionbridge Technologies, Inc. et al.” (01-CV-6770) was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering. The complaint in this action asserted, among other things, that Lionbridge’s initial public offering registration statement contained misstatements and/or omissions regarding the underwriters’ alleged conduct in allocating shares in Lionbridge’s initial public offering to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order dismissing without prejudice the claims against Lionbridge and its officers and directors (the case remained pending against the underwriter defendants). On April 19, 2002, the plaintiffs filed an amended complaint naming as defendants not only the underwriter defendants but also Lionbridge and certain of its officers and directors. The amended complaint asserts claims under both the registration and antifraud provisions of the federal securities laws relating to, among other allegations, the underwriters’ alleged conduct in allocating shares in the Company’s initial public offering and the disclosures contained in the Company’s registration statement. The Company understands that various plaintiffs have filed approximately 1,000 lawsuits making substantially similar allegations against approximately 300 other publicly traded companies in connection with the underwriting of their public offerings. On July 15, 2002, the Company together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. In October 2002, the claims against officers and directors were dismissed without prejudice. In February 2003, the Court issued its ruling on the motion to dismiss, ruling that the claims under the antifraud provisions of the securities laws could proceed against the Company and a majority of the other issuer defendants.

In June 2003, Lionbridge elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, would result in a dismissal, with prejudice, of all claims in the litigation against Lionbridge and against any other of the issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against underwriter defendants, and the litigation as against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, Lionbridge and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. Lionbridge expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, Lionbridge intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, the Company believes that the underwriters may have an obligation to indemnify Lionbridge for the legal fees and other costs of defending this suit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations or cash flows.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On May 27, 2003, the Company held its Annual Meeting of Stockholders. At the meeting the stockholders elected one member to the Board of Directors to serve for a three-year term as a Class I Directors. 23,549,816 shares were cast FOR Claude Sheer; 383,071 shares were cast to withhold authority for Mr. Sheer.

Item 5.    Other Information.

Accompanying this Report on Form 10-Q are the certificates of the Chief Executive Officer and the Chief Financial Officer required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is furnished as Exhibit 32 to this report.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits.

10.1*	Change of Control Plan dated as of July 14, 2003.

10.2*	Form of Change of Control Agreement dated as of July 14, 2003 for Messrs. Cowan and Lifshatz, and Ms. Shannon and Ms. Martin-Kail.

10.3	Amendment to Note Agreement among Lionbridge Technologies Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003.

10.4	Amendment to Note Agreement among Lionbridge Technologies Holdings, B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003.

31.1

Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Stephan J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephan J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).

(b)    Reports on Form 8-K.

On July 21, 2003, the Company filed a Current Report on Form 8-K containing financial information for the quarter ended June 30, 2003 and forward-looking statements, all as presented in a press release of July 20, 2003

On May 21, 2003, the Company filed a Current Report on Form 8-K containing certain pro-forma financial information relating to its acquisition of Data Dimensions, Inc. in June 2001.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/s/ STEPHEN J. LIFSHATZ
Stephen J. Lifshatz Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 14, 2003

Exhibit Index

Exhibit Number	Description

10.1*	Change of Control Plan dated as of July 14, 2003.

10.2*	Form of Change of Control Agreement dated as of July 14, 2003 for Messrs. Cowan and Lifshatz, and Ms. Shannon and Ms. Martin-Kail.

10.3	Amendment to Note Agreement among Lionbridge Technologies Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003.

10.4	Amendment to Note Agreement among Lionbridge Technologies Holdings, B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003.

31.1

Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Stephan J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Rory J. Cowan, the company’s principal executive officer, and Stephan J. Lifshatz, the company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).