Form 10-Q
period 2003-09-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2003-11-13
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 10, 2003 was 46,117,003.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share information)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,621	$10,916
Restricted cash	—	352
Accounts receivable, net of allowance of $475 and $425 at September 30, 2003 and December 31, 2002, respectively	21,816	17,303
Work in process	10,584	6,062
Other current assets	2,713	2,054

Total current assets	62,734	36,687
Property and equipment, net	4,837	5,013
Goodwill	35,316	15,142
Other intangible assets, net	315	551
Other assets	1,108	771

Total assets	$104,310	$58,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$—	$3,215
Current portion of capital lease obligations	215	110
Accounts payable	7,903	8,570
Accrued compensation and benefits	7,444	6,163
Accrued outsourcing	3,258	2,971
Accrued merger and restructuring	364	819
Other accrued expenses	4,659	4,352
Deferred revenue	3,218	3,753

Total current liabilities	27,061	29,953

Long-term debt, less current portion and net of discounts of $2,288 at December 31, 2002	—	24,728
Capital lease obligations, less current portion	225	160
Other long-term liabilities	1,687	1,609
Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 45,905,129 and 31,729,001 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	459	318
Additional paid-in capital	179,824	107,429
Accumulated deficit	(107,163)	(108,561)
Deferred compensation	(557)	(373)
Accumulated other comprehensive income	2,774	2,901

Total stockholders’ equity	75,337	1,714

Total liabilities and stockholders’ equity	$104,310	$58,164

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$36,701	$33,911	$104,822	$88,283
Cost of revenue	21,931	20,247	63,407	53,567

Gross profit	14,770	13,664	41,415	34,716

Operating expenses:
Sales and marketing	3,411	3,197	9,500	8,394
General and administrative	7,112	7,905	21,978	21,851
Research and development	147	268	498	967
Depreciation and amortization	747	796	2,422	2,295
Amortization of acquisition-related intangible assets	115	115	346	412
Merger, restructuring and other charges	379	—	379	—
Stock-based compensation	69	179	295	674

Total operating expenses	11,980	12,460	35,418	34,593

Income from operations	2,790	1,204	5,997	123
Interest expense:
Interest on outstanding debt	281	797	1,882	2,340
Accretion of discount on debt	51	153	356	458
Accelerated recognition of discount and deferred financing charges on early repayment of debt	2,139	—	2,139	—
Interest income	(26)	(4)	(26)	(32)
Other (income) expense, net	(6)	311	226	829

Income (loss) before income taxes	351	(53)	1,420	(3,472)
Provision for income taxes	237	193	22	14

Net income (loss)	$114	$(246)	$1,398	$(3,486)

Net income (loss) per share of common stock:
Basic	$0.00	$(0.01)	$0.04	$(0.11)
Diluted	$0.00	$(0.01)	$0.04	$(0.11)
Weighted average number of common shares outstanding:
Basic	39,706	31,656	34,433	31,607
Diluted	42,246	31,656	37,573	31,607

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,398	$(3,486)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of acquisition-related intangible assets	346	412
Stock-based compensation and debt financing costs	483	796
Accretion of discount on debt	356	458
Accelerated recognition of discount and deferred financing charges on early repayment of debt	2,139	—
Depreciation and amortization	2,422	2,295
Other	22	(214)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,781)	(822)
Work in process	(4,149)	(2,833)
Other current assets	(469)	(184)
Other assets	39	132
Accounts payable	(1,408)	1,748
Accrued compensation and benefits	556	1,798
Accrued outsourcing	25	712
Accrued merger and restructuring	(66)	(1,503)
Other accrued expenses	(1,569)	89
Deferred revenue	(1,071)	(211)

Net cash used in operating activities	(2,727)	(813)

Cash flows from investing activities:
Purchases of property and equipment	(828)	(1,132)
Proceeds from release of restricted cash	352	—
Proceeds from sale of fixed assets	—	98
Payments for businesses acquired, net of cash acquired	(21,857)	(1,834)

Net cash used in investing activities	(22,333)	(2,868)

Cash flows from financing activities:
Proceeds from short-term debt	—	1,301
Net payments of short-term debt	(18,159)	—
Payments of long-term debt	(11,998)	—
Proceeds from issuance of common stock, net	70,413	—
Proceeds from issuance of common stock under option and employee stock purchase plans	1,695	148
Payments of capital lease obligations	(131)	(99)
Collection of subscription receivable	—	102

Net cash provided by financing activities	41,820	1,452

Net increase (decrease) in cash and cash equivalents	16,760	(2,229)
Effects of exchange rate changes on cash and cash equivalents	(55)	226
Cash and cash equivalents at beginning of period	10,916	11,711

Cash and cash equivalents at end of period	$27,621	$9,708

Supplemental disclosure:
Fair value of warrants issued for common stock in connection with debt	$—	$551

Cash interest paid	$2,784	$1,076

Noncash investing activity—additions to capital lease obligations for fixed asset purchases	$265	$—

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

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company did not incur additional stock-based employee compensation costs for the three and nine months ended September 30, 2003 and 2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123 (“SFAS No. 123”), “Accounting for Stock-based Compensation”, to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$114,000	$(246,000)	$1,398,000	$(3,486,000)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	69,000	179,000	295,000	674,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(777,000)	(1,212,000)	(2,420,000)	(3,538,000)

Pro forma net income (loss)	$(594,000)	$(1,279,000)	$(727,000)	$(6,350,000)

Net income (loss) per share:
Basic, as reported	$0.00	$(0.01)	$0.04	$(0.11)
Basic, pro forma	$(0.01)	$(0.04)	$(0.02)	$(0.20)
Net income (loss) per share:
Diluted, as reported	$0.00	$(0.01)	$0.04	$(0.11)
Diluted, pro forma	$(0.01)	$(0.04)	$(0.02)	$(0.20)

2. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	September 30, 2003	December 31, 2002
Computer software and equipment	$18,034,000	$16,101,000
Furniture and office equipment	3,300,000	2,571,000
Leasehold improvements	1,868,000	1,853,000

	23,202,000	20,525,000
Less: Accumulated depreciation and amortization	(18,365,000)	(15,512,000)

	$4,837,000	$5,013,000

3. BUSINESS ACQUISITIONS

On September 17, 2003, Lionbridge acquired all of the capital stock of Mentorix Technologies, Inc., a California corporation, and its Mumbai-India based subsidiary, Mentorix Learning Technologies Pvt. Ltd. (collectively, “Mentorix”), an application code developer and eLearning content provider. The acquisition was accounted for using the purchase method of accounting, and, therefore, the results of Mentorix are included in the accompanying financial statements from the date of acquisition. Total purchase consideration was $28.5 million, consisting of a cash payment of $28.1 million made at closing ($21.5 million, net of cash acquired with the business) and an additional $392,000 of direct acquisition costs.

The preliminary allocation of the purchase price, including direct costs of the acquisition, as of September 30, 2003, was based on the fair values of the acquired assets and liabilities assumed as follows:

Current assets	$9,174,000
Property and equipment	1,040,000
Other assets	438,000
Current liabilities	(2,720,000)
Other non-current liabilities	(16,000)
Acquired internally-developed software	110,000

8,026,000
Goodwill	20,507,000
$28,533,000

Pro Forma Disclosures (Unaudited)

The following unaudited pro forma consolidated results of operations for the nine months ended September 30,2003 and 2002 assume that the acquisitions of Mentorix occurred as of January 1, 2002:

	2003	2002
Revenue	$116,140,000	$90,692,000
Net income (loss)	5,296,000	(2,535,000)
Basic net income (loss) per share	$0.15	$(0.08)
Diluted net income (loss) per share	$0.14	$(0.08)

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on January 1, 2002 or that may be obtained in the future.

In July 2002, Lionbridge acquired eTesting Labs Inc. (“eTesting Labs”), a subsidiary of Ziff Davis Media Inc. based in North Carolina, with additional operations in California. The acquisition was accounted for using the purchase method of accounting. Total purchase consideration was $2,232,000, consisting of an initial cash payment of $1,000,000 made at the closing date. Subsequent to the closing date, Lionbridge paid an additional $1,215,000 in cash in connection with the purchase. Other acquisition costs totaling $17,000 are also included as part of the total purchase price. In connection with the acquisition, Lionbridge recorded $992,000 of goodwill. During the first six months of 2003, goodwill was reduced by $90,000 due to the reversal of accruals on vacant premises.

4. DEBT

Debt consists of the following:

	September 30, 2003	December 31, 2002
Lines of credit	$—	$10,501,000
Subordinated debt, net of discount of $2,288,000 at December 31, 2002	—	17,193,000
Equipment and other financing commitments	—	249,000

Total debt	—	27,943,000
Less current portion	—	(3,215,000)

Long-term debt, less current portion and discount	$—	$24,728,000

During the quarter, the Company used a portion of the net proceeds from the sale of shares of its common stock issued under Registration Statements on Form S-3 to repay $5.98 million of principal due under certain of the Company’s senior subordinated notes held by Capital Resource Lenders and two partnerships sponsored by Morgan Stanley Venture Capital, representing the repayment in full of all outstanding principal under such senior subordinated notes. Lionbridge also repaid the $8.0 million of outstanding principal amount under a promissory note held by Capital Resource Lenders, representing the repayment in full of all outstanding principal under such promissory note. The $8.0 million of principal amount paid is inclusive of a $3.0 million discount on the note, which was being accreted, on a straight-line basis, as interest expense over the period from November 1, 2001 to September 30, 2006. In addition, the Company repaid the $3.5 million of outstanding principal amount due under promissory notes held by former stockholders of INT’L.com, Inc., a company acquired by Lionbridge in May 2000, resulting in the repayment in full of all outstanding principal under such promissory notes. Lionbridge also used a portion of the net proceeds to repay the $750,000 of outstanding principal amount due under a subordinated promissory note to a former stockholder of International Language Engineering, an obligation assumed in 1999 by Lionbridge’s wholly owned subsidiary, INT’L.com, representing the repayment in full of all outstanding principal under such subordinated promissory note. In addition, the Company paid all amounts outstanding under its line of credit facility with Silicon Valley Bank. In connection with these repayments of debt, the Company recognized a net charge of $2,139,000, representing the unamortized discount and deferred financing charges associated with the extinguished debt.

Lines of Credit

In June 2001, Lionbridge entered into a line of credit agreement with a commercial bank. Under the terms of the agreement, Lionbridge was able to borrow up to $13,000,000, based on the value of certain current assets worldwide. Borrowings outstanding under the line of credit agreement are collateralized by the Company’s accounts receivable. In April 2002, the line of credit agreement was amended to extend the maturity date to April 1, 2003, and was subsequently amended in March 2003 to extend the maturity date to April 1, 2005. In conjunction with the 2002 amendment, Lionbridge paid a commitment fee of $206,000, which was recorded as a deferred financing cost and amortized as interest expense through April 1, 2003. In connection with its 2003 amendment of this line of credit, the Company increased the facility by $2,000,000 to $15,000,000 and modified certain financial covenants thereunder. As of September 30, 2003, the Company was in compliance with the covenants or was in receipt of a waiver from the bank with respect to any non-compliance with the covenants. As amended in March 2003, the facility bears interest at the lender’s prime rate plus 1½% (5.5% at September 30, 2003) and may be adjusted if the Company achieves certain operating results, down to the lender’s prime rate plus ½%. Loan commitment fees associated with this extension term totaled $230,000, and are being amortized ratably as interest expense through April 1, 2005. The amounts outstanding on the line of credit at September 30, 2003 and December 31, 2002 were $0 and $10,501,000, respectively. On May 21, 2003 the commercial bank exercised its warrant to purchase a total of 75,000 shares of common stock at an exercise price of $1.81 per share. The net exercise right was elected as the method of exercise resulting in the issuance of 35,652 shares at a fair market value price of $3.45 per share. As of September 30, 2003, Lionbridge had no borrowings outstanding, and an additional $15.0 million was available for borrowing under its bank line of credit.

5. STOCKHOLDERS’ EQUITY

Public Offering of Common Stock

In August 2003, Lionbridge issued 12,340,000 shares of its common stock at $6.10 per share in a public offering on Form S-3 for total consideration of $70.4 million, net of underwriting costs and other expenses.

Deferred Compensation

During 1999, Lionbridge recorded deferred compensation in connection with options granted at exercise prices below the then fair market value of Lionbridge’s common stock totaling $3,803,000, representing the aggregate difference between the estimated fair market value of Lionbridge’s common stock on the date of grant and the exercise price of each option. This deferred compensation, adjusted for forfeitures, has been amortized over the four-year vesting period of the related options. The amortization of deferred compensation is recorded as an operating expense and totaled $0 and $112,000 for the three-month periods ended September 30, 2003 and 2002, respectively, and $106,000 and $375,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. In June 2002, additional stock-based compensation expense of $98,000 was recorded relating to modifications of previously granted stock options.

In January 2002, Lionbridge recorded deferred compensation of $537,000, representing the fair market value of 298,500 shares of restricted common stock issued to certain employees at that time. These restricted shares vest ratably after one and two years of continued employment with the Company. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. The deferred compensation is being amortized over the two-year period during which the transfer and sale restrictions on the common stock lapse. The amortization of deferred compensation is recorded as an operating expense and totaled $60,000 and $67,000 for the three-month periods ended September 30, 2003 and 2002, respectively, and $180,000 and $201,000 for the nine-month periods ended September 30, 2003 and 2002, respectively.

On September 5, 2003, Lionbridge recorded deferred compensation of $506,000, representing the fair market value of 65,000 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse ratably over four years from the date of grant on each anniversary date. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. The deferred compensation is being amortized over the four-year period during which the transfer and sale restrictions on the common stock lapse. The amortization of deferred compensation is recorded as an operating expense and totaled $9,000 for the three and nine-month periods ended September 30, 2003.

6. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net income (loss) and the net change in foreign currency translation adjustment, which is the only component of accumulated other comprehensive income. Total comprehensive income was approximately $42,000 for the three-month period ended September 30, 2003, while total comprehensive loss was $99,000 for the three-month period ended September 30, 2002. For the nine-month period ended September 30, 2003, total comprehensive income was $1,271,000 while total comprehensive loss for the nine-month period ended September 30, 2002 was $3,015,000.

7. NET INCOME (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and warrants, as determined using the treasury stock method.

Shares used in calculating basic and diluted earnings per share for the three and nine month periods ended September 30, 2003 and 2002, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average number of shares of common stock outstanding—basic	39,706,000	31,656,000	34,433,000	31,607,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	2,540,000	—	3,140,000	—

Weighted average number of shares of common stock outstanding—diluted	42,246,000	31,656,000	37,573,000	31,607,000

Options and warrants outstanding to purchase 7,015,986 and 6,532,999 shares of common stock for the three and nine month periods ended September 30, 2002, respectively, were not included in the calculations of diluted net loss per share, as their effect would be anti-dilutive.

8. MERGER, RESTRUCTURING AND OTHER CHARGES

During the three months ended September 30, 2003, Lionbridge recorded a restructuring charge of $379,000 reflecting workforce reductions in the U.S. and Paris, France, consisting of ten technical and ten administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded.

The following table summarizes the accrual activity for the nine months ended September 30, 2003 and 2002, respectively, by initiative:

	2003	2002
Beginning balance, January 1	$871,000	$2,442,000
Employee severance and related charges:
Recorded	379,000	—
Revisions of estimated liabilities	(14,000)	—
Reclassification of accrual balance	(68,000)	—
Cash payments	(43,000)	(304,000)

	254,000	(304,000)

Lease termination costs and other charges:
Revisions of estimated liabilities	(284,000)	—
Cash payments	(477,000)	(1,195,000)

	(761,000)	(1,195,000)

Ending balance, September 30	$364,000	$943,000

9. INCOME TAXES

The Company’s net provision for income taxes of $237,000 and $22,000 for the three and nine months ended September 30, 2003, respectively, principally relates to taxes in foreign jurisdictions. The Company’s provision for income taxes of $193,000 for the three months ended September 30, 2002, principally relates to foreign income taxes. The Company’s provision for income taxes of $14,000 for the nine months ended September 30, 2002, includes a $392,000 benefit related to a U.S. Federal income tax refund available as a result of legislative changes in 2002, as well as a provision of $406,000 for foreign income taxes.

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

The Globalization segment provides product localization and content globalization services that enable simultaneous worldwide release and ongoing maintenance of products and related technical support, training materials, and sales and marketing information in multiple languages. The Testing segment provides comprehensive testing of software, hardware and Web sites, as well as product certification programs. All other unallocated enterprise costs, including a $2,139,000 net charge recorded during the quarter ended September 30, 2003 for the unamortized discount and deferred financing charges associated with the early extinguishment of debt, are reflected in the “Corporate and Other” category.

The table below presents information about the reported net income (loss) of the Company for the three and nine-month periods ended September 30, 2003 and 2002. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
External revenue:
Globalization	$26,238,000	$26,750,000	$74,563,000	$69,356,000
Testing	10,463,000	7,161,000	30,259,000	18,927,000

	$36,701,000	$33,911,000	$104,822,000	$88,283,000

Net income (loss):
Globalization	$3,114,000	$3,810,000	$7,896,000	$7,147,000
Testing	2,907,000	207,000	7,461,000	691,000
Corporate and other	(5,907,000)	(4,263,000)	(13,959,000)	(11,324,000)

	$114,000	$(246,000)	$1,398,000	$(3,486,000)

11. GOODWILL AND OTHER INTANGIBLE ASSETS

During the nine months ended September 30, 2003, goodwill was reduced by $90,000 due to the reversal of accruals on vacant premises related to the Company’s July 2002 acquisition of eTesting Labs, Inc. and by $244,000 due to the reversal of excess accruals on vacant premises related to the June 2001 acquisition of Data Dimensions, Inc.

On September 17, 2003, Lionbridge acquired Mentorix. The acquisition was accounted for using the purchase method of accounting, and, therefore, the results of Mentorix are included in the accompanying financial statements from the date of acquisition. Total purchase consideration was $28.5 million, consisting of a cash payment of $28.1 million made at closing ($21.5 million, net of cash acquired with the business) and an additional $392,000 of direct acquisition costs. In connection with the acquisition, Lionbridge recorded $20.5 million of goodwill.

The following table summarizes other intangible assets at September 30, 2003 and December 31, 2002, respectively:

	September 30, 2003			December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
VeriTest trade name	$505,000	$480,000	$25,000	$505,000	$404,000	$101,000
ILE installed customer base	1,800,000	1,620,000	180,000	1,800,000	1,350,000	450,000
Mentorix internally developed software	110,000	—	110,000	—	—	—

	$2,415,000	$2,100,000	$315,000	$2,305,000	$1,754,000	$551,000

Estimated annual amortization expense related to these intangible assets is expected to be $470,000 and $127,000 for 2003 and 2004, respectively.

12. CONTINGENCIES

Lionbridge is a party to a proposed settlement of a securities class action lawsuit captioned “Samet v. Lionbridge Technologies, Inc. et al.” (01-CV-6770) that was filed on or about July 24, 2001 in the United States District Court for the Southern district of New York against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering. Since the filing of Lionbridge’s Form 10-Q for the quarterly period ended June 30, 2003, no material developments in this proceeding have occurred.

13. RECENT ACCOUNTING PRONOUNCEMENTS

On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Since Lionbridge does not currently have such financial instruments, the Company does not believe that SFAS No. 150 will affect the Company’s financial position, results of operations or cash flows.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not believe that SFAS No. 149 will have a significant impact on reported financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties, including the Company’s expectations regarding its future liquidity needs. These statements are based on various assumptions by management regarding future circumstances over many of which Lionbridge has little or no control. A number of important factors, including those identified under the captions “Factors That May Affect Future Results” in Lionbridge’s Annual Report on Form 10-K, filed March 31, 2003 (SEC File No. 000-26933) and “Risk Factors” in Lionbridge’s Registration Statements on Form S-3 (SEC File Nos. 333-106693 and 333-107753) as well as factors discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) financial and economic uncertainties among the Company’s customer base in general and in the technology sector in particular; (ii) the delay of one of Lionbridge’s clients’ product releases and production schedules or the loss of a major client; (iii) delays in the commencement or continuation of services by Lionbridge clients; (iv) Lionbridge’s ability to attract and retain key personnel; (v) Lionbridge’s potential liability for defects or errors in the solutions it provides; (vi) Lionbridge’s potential failure to keep pace with the rapidly changing requirements of its customers; (vii) the entry of additional competitors into the marketplace; (viii) foreign currency exchange rate fluctuations; (ix) political, economic and business fluctuations in domestic and international markets; (x) costs associated with and consequential to the acquisition and integration of Mentorix and benefits realized from the acquisition; (xi) costs associated with restructuring of certain European operations; (xii) future acquisitions (including the potential diversion of management attention and financial resources and the ability of acquired businesses to achieve satisfactory operating results); (xiii) difficulties in raising additional capital or other financing if needed; (xiv) difficulties presented by international economic, political, legal, health, accounting and business factors; (xv) difficulties in identifying and competing for acquisition opportunities; and (xvi) continued or worsening of the slowdown in worldwide economies and other downturns in economic conditions generally. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Introduction

Founded in 1996, Lionbridge is a leading provider of outsourced globalization and testing services that enable clients to develop, release, manage and maintain their technology applications and enterprise content globally. Globalization is the process of adapting content and products to meet the language and cultural requirements of users throughout the world. Testing is the process of identifying the quality, interoperability, usability and performance of clients’ software, hardware, Web sites and content. Testing also includes product certification and competitive analysis. Lionbridge offers its testing services under the VeriTest brand. Lionbridge serves global businesses primarily in the technology, consumer, retail, industrial, financial services, life sciences and manufacturing industries.

There are no material changes in Lionbridge’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Lionbridge’s revenue is derived from project-by-project fees and long-term service agreements. Projects are generally billed either on a milestone basis or on a time and expense basis. Revenue is recognized using a percentage-of-completion method of accounting, based on costs incurred to date as a percentage of management’s estimate of total costs of individual projects. The use of a percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, anticipated increases in employee wages, prices for subcontractor services, and the availability of subcontractor services. Lionbridge’s estimates are based upon the professional knowledge and experience of its program managers and other personnel, who review each project at least monthly to assess the project’s schedule, performance, technical matters and estimated cost at completion. When adjustments in estimated project costs are determined, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods. Anticipated losses, if any, are recognized in the period in which determined. The agreements entered into in connection with projects are generally terminable by clients upon 30 days’ prior written notice. If a client terminates an agreement, it is required to pay Lionbridge for time and expenses incurred through the termination date.

For the nine-month period ended September 30, 2003, Lionbridge’s income from operations was $6.0 million, with a net income of $1.4 million. For the year ended December 31, 2002, the Company’s income from operations was $451,000, with a net loss of $4.8 million. Prior to 2002, the Company experienced operating losses, as well as net losses, for each year of its operations and, as of September 30, 2003, had an accumulated deficit of $107.2 million.

Acquisitions

Lionbridge has grown its business since inception through a combination of organic growth and acquisitions. Such acquisitions through September 30, 2003 have resulted in the recognition of approximately $60.1 million of goodwill and other intangible assets on its balance sheet. Goodwill had been amortized using a five-year life until the Company’s adoption of SFAS No. 142 on January 1, 2002, at which time amortization of goodwill ceased and was replaced by periodic impairment testing. Other acquired intangible assets are generally amortized over three to five years.

On September 17, 2003, Lionbridge acquired all of the capital stock of Mentorix Technologies, Inc., a California corporation, and its Mumbai-India based subsidiary, Mentorix Learning Technologies Pvt. Ltd. (collectively, “Mentorix”), an application code developer and eLearning content provider. The acquisition was accounted for using the purchase method of accounting, and, therefore, the results of Mentorix are included in the accompanying financial statements from the date of acquisition. Total purchase consideration was $28.5 million consisting of a cash payment of $28.1 million made at closing ($21.5 million, net of cash acquired with the business) and an additional $392,000 of direct acquisition costs. (See Note 3 of Notes to Consolidated Financial Statements).

Non-cash Charges

Deferred Compensation. Lionbridge recorded deferred compensation of approximately $3.8 million in 1999, representing the difference between the exercise price of stock options granted and the fair market value for accounting purposes of the underlying common stock at the date of the grant. As of September 30, 2003, the deferred compensation balance, adjusted for forfeitures, has been fully amortized. Of the total deferred compensation amount, $2.7 million had been amortized and $1.1 million had been reversed due to cancellation of the underlying options.

In January 2002, Lionbridge recorded deferred compensation of approximately $537,000, representing the fair market value of 298,500 restricted shares of Lionbridge common stock issued to certain employees at that time. The deferred compensation is being amortized over the two-year period that the restrictions on the common stock lapse.

On September 5, 2003, Lionbridge recorded deferred compensation of $506,000, representing the fair market value of 65,000 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse ratably over four years from the date of grant on each anniversary date. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. The deferred compensation is being amortized over the four-year period during which the transfer and sale restrictions on the common stock lapse.

The amortization of this deferred compensation is recorded as an operating expense and totaled $69,000 and $179,000 for the three-month periods ended September 30, 2003 and 2002, respectively, and totaled $295,000 and $674,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. In June 2002, additional stock-based compensation expense of $98,000 was recorded relating to modifications of stock options previously granted to employees.

Lionbridge currently expects to amortize the following remaining amounts of deferred compensation existing as of September 30, 2003 in the fiscal periods as follows:

December 31, 2003	$92,000
December 31, 2004	127,000
December 31, 2005	126,000
December 31, 2006	126,000
December 31, 2007	86,000

$557,000

Original Issue Discount on Debt. Interest expense for the three and nine-month periods ended September 30, 2003 and 2002, includes $51,000 and $356,000, respectively, and $153,000 and $458,000, respectively, for the accretion of a $3.0 million discount on subordinated debt originally issued in June 2001, as modified in October 2001. The principal amount of $5.0 million under the original note was due on October 31, 2001. However, as a result of terms included in the original subordinated debt agreement, on October 31, 2001, the note automatically converted into a new note with essentially identical terms but with a principal amount of $8.0 million due on September 30, 2006. The $3.0 million discount on the new note was accreted as interest expense on a straight-line basis over the period from November 1, 2001 to July 31, 2003. On August 19, 2003, the Company paid the principal balance of $8,000,000 outstanding on this note. Due to the early extinguishment of this debt, the unamortized balance of the $3,000,000 discount of $1,932,000 was recorded as interest expense at the time of payment.

Issuance of Warrants for Common Stock. In May 2002, the terms of the subordinated debt agreements with the holder of subordinated notes in the principal amount of $4,981,000 were amended to extend the maturity date of the notes to April 30, 2004. In conjunction with the amendment, Lionbridge issued two seven-year warrants for the purchase of up to 400,000 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. The shares issuable under the warrants were 25% vested at the time of issuance and the remaining shares vest each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants expire as of May 15, 2009. The warrants, valued at $551,000 in the aggregate, had been recorded as a deferred financing cost and were being amortized as interest expense over the remaining term of the notes, resulting in interest expense of $230,000 and $367,000, respectively for the three and nine months ended September 30, 2003. This interest includes $207,000 of accelerated deferred financing charges, resulting from the early retirement of debt. Interest expense for the three and nine months ended September 30, 2002 was $8,000. On June 25, 2003, the holders exercised these warrants to purchase a total of 249,427 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 169,135 shares at a fair market value price of $5.25 per share. On August 20, 2003, the holders exercised these warrants to purchase an additional 37,355 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 29,004 shares at a fair market value price of $7.48 per share.

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

The warrants expire as of May 15, 2009. The warrants, valued at $47,000 in the aggregate, had been recorded as a deferred financing cost and were being amortized as interest expense over the remaining term of the notes, resulting in interest expense of $4,000 for the three and nine months ended September 30, 2003. On September 2, 2003, the holders exercised these warrants to purchase a total of 50,612 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 40,489 shares at a fair market value price of $8.40 per share.

In June 2001, Lionbridge entered into a subordinated debt agreement pursuant to which Lionbridge issued a 12% promissory note in the amount of $5,000,000 and a warrant to purchase 900,000 shares of common stock at a price of $0.80 per share (the “2001 Warrant”). Under the terms of this subordinated debt agreement, if principal and accrued interest due under the note were not paid on October 31, 2001, the note would automatically convert into a new note with essentially identical terms but with a principal amount of $8,000,000 as described in Original Issue Discount on Debt above. Lionbridge elected not to repay the principal and interest due under the note on October 31, 2001, and according, as of that date, the note converted into a note in the principal amount of $8,000,000 due on September 30, 2006, with interest payable quarterly in arrears at 12% per year. The fair value ascribed to the 2001 Warrant of $738,000 was recorded as an initial discount on subordinated notes payable and was amortized to interest expense through October 2001, the term of the original note. On June 25, 2003, the holder exercised this warrant to purchase a total of 900,000 shares of common stock at an exercise price of $0.80 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 762,857 shares at a fair market value price of $5.25 per share.

Results of Operations

The following table sets forth for the periods indicated certain unaudited data associated with the Company’s results of operations.

	Percentage of Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	59.8	59.7	60.5	60.7

Gross profit	40.2	40.3	39.5	39.3

Operating expenses:
Sales and marketing	9.3	9.4	9.1	9.5
General and administrative	19.4	23.3	21.0	24.8
Research and development	0.4	0.8	0.5	1.1
Depreciation and amortization	2.0	2.4	2.3	2.6
Amortization of acquisition-related intangible assets	0.3	0.3	0.3	0.5
Merger, restructuring and other charges	1.0	0.0	0.4	0.0
Stock-based compensation	0.2	0.5	0.3	0.7

Total operating expenses	32.6	36.7	33.9	39.2

Income from operations	7.6	3.6	5.6	0.1
Interest expense:
Interest on outstanding debt	0.7	2.3	1.8	2.6
Accretion of discount on notes payable	0.1	0.5	0.3	0.5
Accelerated recognition of discount and deferred financing charges on early repayment of debt	5.8	0.0	2.0	0.0
Interest income	0.0	0.0	0.0	0.0
Other expense, net	0.0	0.9	0.2	0.9

Income (loss) before income taxes	1.0	(0.1)	1.3	(3.9)
Provision for income taxes	0.6	0.6	0.0	0.0

Net income (loss)	0.4	(0.7)	1.3	(3.9)

Revenue. Revenue for the quarter ended September 30, 2003 was $36.7 million, an increase of $2.8 million, or 8.2%, from $33.9 million for the quarter ended September 30, 2002. The increase was primarily attributable to Lionbridge’s ability to (1) maintain strong recurring revenue from its major customers, (2) expand, and diversify its customer base into new industries, and (3) the result of its acquisition of Mentorix, which constituted revenue of $690,000 in the period following acquisition.

Globalization revenue for the quarter ended September 30, 2003 decreased slightly to $26.2 million from $26.7 million in the comparable period of 2002, primarily due to the timing of projects in the Company’s globalization service offerings related to multilingual content management and maintenance of global technology applications. Testing revenue for the quarter ended September 30, 2003 was $10.5 million, an increase of $3.3 million, or 45.8%, from $7.2 million in the comparable period of 2002, primarily attributable to organic growth in product functional testing, and certification services business.

For the nine months ended September 30, 2003, revenue was $104.8 million, an increase of $16.5 million, or 18.7%, as compared to $88.3 million for the same period of the prior year. Globalization revenue increased $5.2 million, or 7.5%, to $74.6 million from $69.4 million. This increase resulted from $4.5 million of revenue of organic revenue growth in the Company’s globalization service offerings, and $690,000 from the addition of Mentorix, which was acquired during the third quarter of 2003. Testing revenue increased $11.4 million, or 60.3%, to $30.3 million from $18.9 million in the comparable period of 2002. Growth in Testing revenue resulted from organic growth of $8.2 million and $3.1 million in incremental revenue derived from the operations of eTesting Labs, which was acquired in the third quarter of 2002.

Cost of Revenue. Cost of revenue consists of outsourcing expense incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. As a percentage of revenue, cost of revenue remained relatively constant at 59.8% for the quarter ended September 30, 2003 as compared to 59.7% for the corresponding quarter of the prior year. Cost of revenue in Globalization operations was primarily attributed to the costs of translation services provided by third parties, which were impacted by the strength of the Euro against the U.S. dollar in the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The Company’s cost of revenue was negatively impacted by foreign currency fluctuations since certain translation costs are denominated in foreign currencies, while a significant portion of its revenue is denominated in U.S. dollars. The negative foreign currency impact offset the favorable impact of cost savings attributable to progress attained in integrating acquisitions. Cost of revenue increased $1.7 million to $21.9 million in the quarter ended September 30, 2003 from $20.2 million in the comparable period of 2002. Of the $1.7 million increase, $381,000 of incremental cost related to the operations of Mentorix. The remainder of the increase was primarily salaries and associated employee benefits for personnel required to support the growth in related revenue.

Cost of revenue for Testing operations decreased to 47.5% for the quarter ended September 30, 2003 as compared to 59.9% for the quarter ended September 30, 2002. This decrease was primarily the result of more optimal utilization of internal resources during the quarter as compared to the corresponding quarter of the prior year, and the result of the 45.8% year over year increase in Testing revenue.

For the nine months ended September 30, 2003, cost of revenue was $63.4 million, an increase of $9.8 million, or 18.3%, as compared to $53.6 million for the same period of 2002. Of this $9.8 million increase, $1.5 million represents incremental costs related to the operations of eTesting Labs and $381,000 represents costs incurred in connection with the Mentorix acquisition. The remainder of the increase relates primarily to salaries and associated employee benefits for personnel required to support the growth in related revenue.

During the nine months ended September 30, 2003, Globalization cost of revenue increased to $48.7 million from $42.8 million in the comparable period of 2002, and Testing cost of revenue increased to $14.7 million from $10.8 million in the comparable period of 2002. For the nine months ended September 30, 2003, cost of revenue remained relatively constant at 60.5% of revenues, as compared to 60.7% of revenue for the corresponding period of the preceding year, for the reasons noted above.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, and promotional expenses. Sales and marketing costs of $3.4 million for the quarter ended September 30, 2003 increased $214,000 from the corresponding quarter of 2002. The increase was primarily the result of increased commissions associated with the 8.2% increase in revenue. This increase was partially offset by the continuing favorable impact of the cost savings and progress attained in integrating acquisitions.

For the nine months ended September 30, 2003, sales and marketing expenses increased 13.1% to $9.5 million from $8.4 million in the comparable period of 2002. The increase was primarily the result of increased commissions and advertising expenses incurred as a result of the 18.7% increase in revenue during the period. As a percentage of revenue, sales and marketing expenses remained relatively constant at 9.3% in the third quarter of 2003 from 9.4% in the corresponding period in 2002, and decreased to 9.1% during the first nine months of 2003, from 9.5% during the nine months ended September 30, 2002, as a result of the essentially flat cost structure and increased revenue levels from period to period.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits; facilities costs; information systems costs; professional fees; travel; provisions for bad debts; business reconfiguration expenses and all other site and corporate costs. General and administrative costs decreased $793,000, or 10.0%, to $7.1 million in the quarter ended September 30, 2003 as compared to $7.9 million for the quarter ended September 30, 2002. The decrease reflects the positive effects of the cost savings and progress attained in consolidating and resizing the Company’s U.S. operations and integrating the acquisition of eTesting Labs. General and administrative expenses for the third quarter of 2002 also included a one-time charge of $150,000 related to non-recurring, prepaid investment banking fees.

For the nine months ended September 30, 2003, general and administrative expenses increased $127,000 to $22.0 million from $21.9 million during the corresponding period of 2002. The increase reflects the increased cost structure required to support the higher revenue levels from period to period, acquisition-related expenses, certain reorganization costs incurred in France, higher audit and tax service fees, and the expenses related to the addition of Mentorix. These increases were largely offset by the favorable impact of cost savings realized during the third quarter and attributable to the reconfiguration of the Company’s U.S. operations and efficiencies realized through integrating acquisitions. The nine months ended September 30, 2002 included approximately $498,000 of one-time charges related to the Company’s inability to recover certain amounts due from customers as a result of its decision to exit the ChinaConnect business, as well as $150,000 related to non-recurring, prepaid investment banking fees. As a percentage of revenue, general and administrative expenses decreased to 19.4% in the quarter ended September 30, 2003, as compared to 23.3% for the quarter ended September 30, 2002, and from 24.8% to 21.0% for the nine-month periods ended September 30, 2002 and 2003, respectively, due primarily to the items noted above as well as the impact of the increase in revenue from period to period.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. Depreciation and amortization expense decreased 6.2% to $747,000 in the quarter ended September 30, 2003, as compared to $796,000 in the corresponding quarter of the prior year.

For the nine months ended September 30, 2003, depreciation and amortization expense expenses increased 5.5% to $2,422,000 from $2,295,000 for the nine months ended September 30, 2002. This increase was primarily the result of the acquisition of eTesting Labs in July 2002.

Research and Development. Research and development expenses relate to the Lionbridge Globalization Platform, Lionbridge’s proprietary internal workflow technology and language management system, and include salaries, associated employee benefits, and third-party contractor expenses. Research and development expenses decreased 45.1% to $147,000 in the quarter ended September 30, 2003, as compared to $268,000 in the corresponding quarter of the prior year.

For the nine months ended September 30, 2003, research and development expenses decreased 48.5% to $498,000 from $967,000 for the nine months ended September 30, 2002. As the Company deployed the Lionbridge Globalization Platform for customers, certain project personnel were redeployed to custom implementations of the technology for customers and are now charged to cost of sales, resulting in decreased research and development headcount-related expenses for the quarter as well as the nine months ended September 30, 2003, as compared to the corresponding periods of the prior year.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three and nine months ended September 30, 2003 of $115,000 and $346,000, respectively, and for the three and nine months ended September 30, 2002 of $115,000 and $412,000, respectively, relate solely to the amortization of identifiable intangible assets.

Merger, Restructuring and Other Charges. Merger, restructuring and other charges consist of costs associated with employee severance and exiting activities. For the three and nine months ended September 30, 2003, the restructuring charge of $379,000 reflects workforce reductions in the U.S. and Paris, France, consisting of ten technical and ten administrative staff.

Interest Expense. Interest expense represents interest paid or payable on debt, the amortization of deferred financing costs and the accretion of discounts on subordinated notes. During the quarter, the Company used a portion of the net proceeds from its public offering of common stock to repay all amounts due under its senior subordinated notes, subordinated promissory notes, and line of credit facility.

This debt repayment resulted in a decrease in net interest expense to $281,000 for the three months ended September 30, 2003, from $797,000 for the three months ended September 30, 2002. Net interest expense decreased to $1.9 million for the nine months ended September 30, 2003 as compared to $2.3 million for the corresponding period of 2002. The accretion of discount on debt decreased to $51,000 for the three months ended September 30, 2003, as compared to $153,000 for the three months ended September 30, 2002, and was $356,000, for the nine months ended September 30, 2003 as compared to $458,000 for the corresponding period of 2002.

The early repayment of debt accelerated recognition of $2,139,000 in discount and deferred financing charges during the three and nine months ended September 30, 2003.

Other (Income) Expense, Net. Other (income) expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $6,000 in other income, net in the quarter ended September 30, 2003, as compared to $311,000 in other expense, net in the corresponding quarter of the prior year.

For the nine months ended September 30, 2003, other expense, net decreased 72.7% to $226,000 from $829,000 in the nine months ended September 30, 2002. This decrease was primarily attributable to a combination of the net position of U.S. dollar and Euro denominated assets and liabilities, combined with the net variance of the Euro and other currencies against the U.S. dollar in the three and nine month periods ended September 30, 2003, as compared to the net position and variance during the corresponding periods of the prior year.

Provision for Income Taxes. The Company’s provision for income taxes of $237,000 and $22,000 for the three and nine months ended September 30, 2003, respectively, principally relates to taxes in foreign jurisdictions. The Company’s provision for income taxes for the three months ended September 30, 2002, principally relates to foreign income taxes. The Company’s provision from income taxes of $14,000 for the nine months ended September 30, 2002, includes a $392,000 benefit related to a U.S. Federal income tax refund available as a result of legislative changes in 2002, combined with a provision of $406,000 for foreign income taxes.

Liquidity and Capital Resources

In August 2003, Lionbridge issued 12,340,000 shares of its common stock in a public offering and received proceeds of $70.4 million (net of underwriting costs and other direct expenses).

During the quarter, the Company used a portion of the net proceeds from the sale of shares of its common stock issued under Registration Statements on Form S-3 to repay $5.98 million of principal due under certain of the Company’s senior subordinated notes held by Capital Resource Lenders and two partnerships sponsored by Morgan Stanley Venture Capital, representing the repayment in full of all outstanding principal under such senior subordinated notes. Lionbridge also repaid the $8.0 million of outstanding principal amount under a promissory note held by Capital Resource Lenders, representing the repayment in full of all outstanding principal under such promissory note. The $8.0 million of principal amount paid is inclusive of a $3.0 million discount on the note, which was being accreted, on a straight-line basis, as interest expense over the period from November 1, 2001 to September 30, 2006. In addition, the Company repaid the $3.5 million of outstanding principal amount due under promissory notes held by former stockholders of INT’L.com, Inc., a company acquired by Lionbridge in May 2000, resulting in the repayment in full of all outstanding principal under such promissory notes. Lionbridge also used a portion of the net proceeds to repay the $750,000 of outstanding principal amount due under a subordinated promissory note to a former stockholder of International Language Engineering, an obligation assumed in 1999 by Lionbridge’s wholly owned subsidiary, INT’L.com, representing the repayment in full of all outstanding principal under such subordinated promissory note. In addition, the Company paid all amounts outstanding under its line of credit facility with Silicon Valley Bank. In connection with these repayments of debt, the Company recognized a net charge of $2,139,000 in the quarter ended September 30, 2003, representing the unamortized discount and deferred financing charges associated with the extinguished debt.

In March 2003, Lionbridge extended the term of its line of credit facility through April 1, 2005 and increased the facility by $2,000,000 to $15,000,000 with a modification to certain financial covenants from the prior facility. The facility initially bears interest at the lender’s prime rate plus 1½% (5.5% at September 30, 2003) and may be adjusted if the Company achieves certain operating results, down to the lender’s prime rate plus ½%. As of September 30, 2003, there was no borrowing outstanding under the facility.

As of September 30, 2003, cash and cash equivalents totaled $27.6 million, an increase of $16.7 million from $10.9 million at December 31, 2002, principally representing the net proceeds from the Company’s public offering of common stock, less $30.2 million in debt repayments and $21.9 million for the acquisition of Mentorix.

Net cash used in operating activities was $2.7 million for the nine-month period ended September 30, 2003, as compared to $813,000 for the corresponding period of the prior year. The primary uses of cash for the nine months ended September 30, 2003 included a $5.9 million increase in accounts receivable and work-in-process, largely the result of increased revenue during the nine-month period ended September 30, 2003, and a $2.5 million net reduction in accounts payable and accrued expenses in connection with improvements to the Company’s vendor management program. This use of cash was reduced in part by $5.7 million in net adjustments for depreciation, amortization and other non-cash expenses, including $2.1 million of accelerated recognition of discount on debt and deferred financing charges on early retirement of debt. Net cash used in operating activities of $813,000 for the nine-month period ended September 30, 2002 was primarily to fund the net loss of $3.5 million incurred during the period, offset in part by depreciation, amortization and other non-cash expenses, and changes in operating assets and liabilities.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the increase in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities increased $19.4 million to $22.3 million for the nine months ended September 30, 2003 from $2.9 million for the corresponding period of the prior year. The primary investing activity for the nine-month period ended September 30, 2003 was $21.9 million for the acquisition of Mentorix, net of cash acquired and to a lesser extent, purchases of equipment. The primary investing activity for the nine-month period ended September 30, 2002 was $1.8 million for the acquisition of eTesting Labs, and to a lesser extent, purchases of equipment.

Net cash provided by financing activities increased $40.3 million to $41.8 million for the nine months ended September 30, 2003, from $1.5 million for the corresponding period of the prior year. The primary financing source of funds during the nine-month period ended September 30, 2003, was the $70.4 million in net proceeds from the Company’s issuance of 12,340,000 common shares in a public offering. The primary use of funds from financing activities during the nine-month period ended September 30, 2003, was the repayment of $31.7 million of debt during the third quarter of 2003. During the nine-month period ended September 30, 2002, the primary financing activity was increased short-term debt borrowing of $1.3 million under the Company’s line of credit with Silicon Valley Bank, primarily to fund the net loss of $3.5 million incurred during the period, offset in part by depreciation, amortization and other non-cash expenses, and changes in operating assets and liabilities.

As of September 30, 2003, Lionbridge had an additional $15.0 million available for borrowing under its bank line of credit. Lionbridge’s future financing requirements will depend upon a number of factors, including its operating performance and increases in operating expenses associated with growth in its business. Lionbridge anticipates that its present cash position and available financing should provide adequate cash to fund its currently anticipated cash needs for the foreseeable future. As of September 30, 2003, the Company was in compliance with the covenants or was in receipt of a waiver from the bank with respect to any non-compliance with the covenants.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Since Lionbridge does not currently have such financial instruments, the Company does not believe that SFAS No. 150 will affect the Company’s financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Lionbridge is exposed to market risk related to changes in interest rates and foreign currency exchange rates. Lionbridge does not currently use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates solely with respect to its line of credit with a commercial bank. There was no outstanding balance at September 30, 2003 under this credit facility. Lionbridge is exposed to market risk through its investing activities. Lionbridge’s investment portfolio consists solely of investments in high-grade, commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity or their short maturity.

Foreign Currency Exchange Rate Risk. The majority of Lionbridge’s contracts with clients are denominated in U.S. dollars. However, 49% and 40% of its costs and expenses for the nine months ended September 30, 2003 and 2002, respectively, were denominated in foreign currencies. Twenty-four percent and 37% of its assets were recorded in foreign currencies as of September 30, 2003 and December 31, 2002, respectively. Forty-six percent and 25% of its liabilities were recorded in foreign currencies as of September 30, 2003 and December 31, 2002, respectively. The principal foreign currencies applicable to Lionbridge’s business are the Euro and the Yen. Recently the U.S. dollar has been volatile relative to foreign currencies, particularly the Euro and the Yen. Therefore, Lionbridge is exposed to foreign currency exchange risks. Lionbridge has not historically tried to reduce its exposure to exchange rate fluctuations by using hedging transactions. However, it may choose to do so in the future. Lionbridge may not be able to do this successfully. Accordingly, Lionbridge may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures

As of September 30, 2003, the Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIONBRIDGE TECHNOLOGIES, INC.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Lionbridge is a party to a proposed settlement of a securities class action lawsuit captioned “Samet v. Lionbridge Technologies, Inc. et al.” (01-CV-6770) that was filed on or about July 24, 2001 in the United States District Court for the Southern district of New York against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering. Since the filing of Lionbridge’s Form 10-Q for the quarterly period ended June 30, 2003, no material developments in this proceeding have occurred.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

Accompanying this Report on Form 10-Q are the certificates of the Chief Executive Officer and the Chief Financial Officer required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is furnished as Exhibit 32.1 to this report.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

14.1	Code of Conduct of Lionbridge Technologies, Inc.

2.1	Agreement and Plan of Reorganization among Lionbridge, Mountain Acquisition Corp., Mentorix Technologies, Inc. and the shareholders of Mentorix Technologies, Inc. dated as of September 9, 2003 (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2003 and incorporated herein by reference).

31.1	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephan J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephan J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On July 21, 2003, the Company filed a Current Report on Form 8-K containing financial information for the quarter ended June 30, 2003 and forward-looking statements, all as presented in a press release of July 20, 2003.

On September 12, 2003, the Company filed a Current Report on Form 8-K announcing that on September 9, 2003 the Company, its wholly-owned subsidiary Mountain Acquisition Corp. (“MAC”), Mentorix Technologies, Inc. (“Mentorix”) and the shareholders of Mentorix had executed an Agreement and Plan of Reorganization (the “Agreement”) providing for the acquisition of Mentorix by MAC for approximately $21.3 million, net of cash of approximately $7.0 million that will be acquired with the business.

The Company did not file or furnish any other reports on Form 8-K during the third fiscal quarter of 2003.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/s/ STEPHEN J. LIFSHATZ
Stephen J. Lifshatz Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: November 13, 2003

Exhibit Index

Exhibit Number	Description
14.1	Code of Conduct 0f Lionbridge Technologies, Inc.

2.1	Agreement and Plan of Reorganization among Lionbridge, Mountain Acquisition Corp., Mentorix Technologies, Inc. and the shareholders of Mentorix Technologies, Inc. dated as of September 9, 2003 (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2003 and incorporated herein by reference).

31.1	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephan J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Rory J. Cowan, the company’s principal executive officer, and Stephan J. Lifshatz, the company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.