Form 10-K
period 2003-12-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2004-03-11
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-26933

LIONBRIDGE TECHNOLOGIES, INC.

(Exact Name of registrant as specified in its charter)

DELAWARE	04-3398462
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1050 Winter Street, Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 434-6000

Securities to be registered pursuant to Section 12(b) of the Act:

None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)    Yes ☒    No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2003, was approximately $138.2 million (based on the closing price of the registrant’s Common Stock on June 30, 2003, of $5.09 per share).

The number of shares outstanding of the registrant’s $.01 par value Common Stock as of March 5, 2004 was 46,444,358.

DOCUMENTS INCORPORATED BY REFERENCE

Lionbridge intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2003. Portions of such proxy statement are incorporated by reference into Part III of this Report.

LIONBRIDGE TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2003

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

Item 1.    Business

General

Lionbridge is a leading provider of globalization and testing services that enable clients to develop, release, manage and maintain their technology applications and enterprise content globally. Globalization is the process of adapting content and products to meet the language and cultural requirements of users throughout the world. Globalization also includes the development and maintenance of content and applications. Testing is the process of ensuring the quality, interoperability, usability and performance of clients’ software, hardware, Web sites and content. Testing also includes product certification and competitive analysis. Lionbridge offers its testing services under the VeriTest brand.

Lionbridge provides a suite of globalization and testing outsourcing services to businesses, particularly in the technology, consumer, retail, industrial, financial services, manufacturing, life sciences and publishing industries. Lionbridge’s solutions include content development; product and content globalization; software and hardware testing, product certification and competitive analysis; and application development and maintenance. Lionbridge’s services enable global organizations to increase market penetration and speed adoption of global products and content, enhance return on enterprise applications and content management system investments, and reduce costs. Lionbridge provides the following core benefits to clients:

Integrated Full-Service Offering.    Lionbridge serves as an outsource partner throughout a client’s product and content lifecycle from development and globalization to testing through maintenance. Clients rely on Lionbridge’s globalization services to develop, release and maintain their global technology applications and content for their clients, partners and employees throughout the world. Lionbridge’s testing services enable clients to achieve superior product quality and reduce downstream support costs, while its product certification and competitive analysis testing services confirm that software and hardware vendors’ applications meet industry-defined standards for quality and compatibility, and deliver measurable performance against competitive offerings. This unified suite of solutions allows Lionbridge to serve as its clients’ single outsource provider for developing, releasing, testing and maintaining multilingual technology and content across global end markets. By outsourcing to a large-scale provider, organizations can focus on their core competencies, drive process improvements and speed the process of communicating large amounts of data to customers and throughout their global organization.

Established Global Presence.    Lionbridge operates globalization and testing service centers in ten countries on four continents. Lionbridge leverages its global resources and proven program management capabilities to provide client delivery teams that have the optimal technical, linguistic and industry expertise and skills to meet each client’s specific needs. Lionbridge’s global infrastructure enables Lionbridge to meet its clients’ budgetary and geographic needs and deliver high-value, cost-effective globalization and testing services.

Proven Program Management Methodologies.    At the center of all Lionbridge services are its company-wide methodologies that provide a systematic, specific approach for the delivery of globalization and testing projects. This approach enables Lionbridge to establish accountability, communications and processes throughout a client project to ensure high quality, reliability and consistency across all Lionbridge production sites. They also increase Lionbridge’s productivity and provide a baseline for continuous process improvement and the transfer of knowledge and expertise within the Lionbridge organization.

Lionbridge believes that demand for its services will remain strong as companies continue to operate on a global basis, with the Internet playing a major role in the way businesses operate. By offering a one-stop solution to global technology and content needs, Lionbridge has become a key outsource provider to companies operating internationally. Lionbridge compliments its globalization offering by providing its clients with testing, content development and application development and maintenance, thereby providing a complete outsourcing solution for its clients’ globalization and testing needs.

Lionbridge, is a corporation, which through its predecessor, Lionbridge America, Inc., was incorporated in Delaware in September 1996. Its principal executive offices are located at 1050 Winter Street, Waltham, Massachusetts 02451, its telephone number is (781) 434-6000, and its Web site is www.lionbridge.com. Lionbridge makes available, free of charge, on its Web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

Lionbridge	Services

Lionbridge provides a full suite of globalization and testing services to businesses. Our services include the following:

Globalization Services

Lionbridge provides the following globalization solutions:

Content Globalization.    Content globalization is the adaptation of Internet, Intranet, interactive, or packaging content to meet a target locale’s cultural, linguistic and business requirements. By globalizing content organizations can more effectively communicate with their customers, partners and employees in international markets. Lionbridge provides multilingual content services which include translating and maintaining its clients’ Web-based content, technical support databases, training materials and sales and marketing information. By utilizing technology and integrating with its clients’ content management processes and systems, Lionbridge is able to manage the translation process in an automation-assisted manner for large volumes of content. Lionbridge combines technical writing and translation expertise, design and production capabilities, program management, standards-based automation technology and process optimization techniques to provide high-quality, client-specific solutions for multilingual content.

For example, Lionbridge is managing frequently changing content for a client’s multilingual technical support Web site. Lionbridge is automating the process of extracting English language content from the client’s content site, routing it through translation memory technology and workflow processes and publishing the translated content directly to the client’s multilingual support Web site. By working with Lionbridge, this client estimates that it is saving more than 30% of the time and cost associated with the ongoing management of this multilingual online support site.

Product Globalization.    Lionbridge creates foreign language versions of its clients’ products and software applications, including the user interface, online help systems and documentation. Through its internationalization, software localization and technical translation services, Lionbridge provides its clients with re-engineered and culturally adapted multilingual versions of their products and applications. Lionbridge’s product globalization services enable Lionbridge clients to release fully operable hardware and software products that are adapted to the cultural, linguistic and technical requirements of specific international markets.

As an example, Lionbridge provides localization for a global technology provider that releases dozens of new consumer hardware and software products in more than 20 countries every year. Lionbridge localizes software and related documentation, user interfaces and help screens. The Lionbridge process is integrated with and essential to the client’s worldwide product release cycle. As a result, this client estimates that it is reducing the time it takes for its new products to reach international markets by up to 30% and expects to reduce its costs by 25%, while increasing its customer satisfaction worldwide.

Content Development:    Content development is the creation, design and deployment of content and related assets including text, images, and animations. Lionbridge provides content development solutions, including development, production and integration of content within a technology platform to address a range of its clients’ content needs such as eLearning and online training applications. As part of its content development solution, Lionbridge creates content, develops custom applications for authoring content, delivers courses, and tracks user interaction within an interactive content application.

For example, Lionbridge is working with a global publishing company to develop content and technology applications for the company’s full education curriculum. Lionbridge is creating and converting multimedia lessons to new technologies, maintaining and updating web-based instructions and ensuring that the content adheres to local, state and national standards for each of the client’s international end markets. This multi-year engagement involves a dedicated team of content development, engineering and delivery personnel that work both onsite at the client and offshore at Lionbridge’s solution center in Mumbai, India. This integrated solution is enabling the client to reduce their costs and speed time to market for their eLearning platforms.

Application Development and Maintenance.    To support clients’ global product releases, Lionbridge offers a scalable application development and maintenance solution which includes custom software enhancements and legacy application maintenance. Core to this solution is Lionbridge’s global team approach that combines program management either onsite at the client’s operation or near the client’s operation, and application development and maintenance activities executed at service centers in Ireland, China and India. This onshore, near shore, offshore model leverages Lionbridge’s global infrastructure and enables Lionbridge to offer a high-quality, low-cost application development and maintenance solution that optimizes clients’ existing resources and reduces their cost of supporting client applications in international markets.

For example, for a Fortune 250 company in the energy industry, Lionbridge is migrating several of the company’s back end applications to a new technology platform and maintaining its legacy systems with a combination of onsite program management and near-shore code development, support and maintenance. By working with Lionbridge, the client believes that it is able to better manage the deployment of new information technology systems and more cost-effectively manage its legacy applications.

Globalization Services Delivery.    By integrating language skills, global resources and application development and maintenance expertise, Lionbridge provides a unified approach to developing, releasing and maintaining multilingual technology products and offers a high-return solution for worldwide product support.

Lionbridge uses a combination of internal and external translators, as well as translation software, for its globalization services. Lionbridge directly employs over 130 translators and editors. Lionbridge also maintains relationships with approximately 4,000 third-party individual, local-country translators, including independent agencies and freelance professionals. This global network of employees and third-party translators gives Lionbridge the ability to provide client delivery teams that have the appropriate combination of linguistic, technology and industry domain expertise, and local country presence, to meet each client’s specific needs. This flexible and scalable model also enables Lionbridge to manage large, complex client engagements while minimizing its fixed costs.

Lionbridge’s delivery of its globalization solutions centers on its Rapid Globalization Methodology(RGM). RGM is a proven, repeatable process designed to ensure consistency around the world. A roadmap for effective globalization, RGM offers a systematic approach to adapting products and content to a target locale’s technical, linguistic and cultural expectations. Lionbridge’s RGM also standardizes processes throughout every Lionbridge solution center, defines key activities, and specifies goals for each localization project. Lionbridge’s India operation has attained the Software Engineering Institute’s (SEI) Capability Maturity Model (CMM) Level 5 rating, the highest possible CMM rating from the SEI, a research and development center chartered to improve software engineering practices. Lionbridge’s high quality process oriented approach enables Lionbridge to deliver high quality applications and content across multiple technology platforms, languages and cultures in a timely fashion.

Lionbridge globalization services incorporate LionStream™, a portal-based technology platform with a series of components that augment the methodology and expertise employed by Lionbridge’s globalization teams. LionStream combines Lionbridge proprietary technology with standard, off-the-shelf tools to provide clients with a flexible technology platform to support efficient, high-quality globalization. LionStream integrates with Lionbridge’s clients’ production environments and includes a collaboration portal for all project participants; a repository connector to select, extract and route content for localization; process automation tools; and language management tools which leverage previously translated segments across multiple file formats. Lionbridge’s technology solutions increase the quality of multilingual content, enable the globalization process to be more efficient and minimize translation costs as client programs grow in scope and duration. This technology-based approach to client programs allows Lionbridge to increase its opportunities for recurring clients and enhances its ability for margin growth.

Testing Services

Lionbridge provides a variety of testing, competitive analysis and certification services to its clients through its VeriTest division. VeriTest services include:

Performance Testing.    Performance testing is the process of determining whether a Web site or application will perform and function appropriately when high usage levels occur, either through an increase in the number of users accessing the Web site or application, or through an increase in the complexity of activity conducted on the site or application at a given time.

Quality Assurance.    VeriTest provides a range of services to verify that a client’s hardware, software, Web site, or internal application does not have bugs, glitches, or oversights that could impact the functionality, compatibility, interoperability or performance of that application.

Usability Testing.    Usability testing is the process of determining the extent to which a client’s hardware, software, Web site, or internal application meets users’ expectations for ease of use.

Globalization Testing.    VeriTest determines whether the product is ready for global release by ensuring that locale-dependent functions work as intended within the local hardware and software environment of the end user.

Competitive Analysis.    VeriTest measures the performance, functionality, or usability of a client’s hardware, software or Web application against competitive offerings. In addition to providing competitive analysis services to clients, VeriTest also designs, writes and tests benchmark tools for PC Magazine.

Product Certification.    VeriTest provides product certification programs for many leading software, hardware and telecommunications companies, including Microsoft, AT&T Wireless, BMC Software, Novell, HP and Alcatel. These sponsoring companies retain VeriTest to develop and administer test criteria that independent software vendors must satisfy before they may display the sponsor’s logo (such as Microsoft’s Certified for Windows® Server 2003) on their products. These certification tests confirm that software vendors’ applications properly interact with those of the platform vendor.

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

See Note 12 of Notes to Consolidated Financial Statements included as part of Item 15 of this Form 10-K for financial information relating to Lionbridge’s operating segments and geographic areas of operation.

Sales and Marketing

Substantially all of Lionbridge’s revenue has been generated through its dedicated direct sales force. Lionbridge currently has 52 direct sales professionals based in the United States, Europe, Asia and India who sell the full range of Lionbridge services. The Lionbridge sales approach involves planning for an organization’s unique ongoing requirements, including future versions of products, and ongoing support, maintenance, and training, related to both technology products and content.

Clients

Lionbridge clients are predominantly Global 2000 companies in the technology, consumer, retail, industrial, life sciences, financial services and manufacturing industries. Lionbridge provided services in excess of $10,000 to approximately 385 clients worldwide for the year ended December 31, 2003. The following companies are representative Lionbridge clients, each of whom purchased more than $1.0 million in services from Lionbridge in the year ended December 31, 2003:

AT&T	Merck	Page Factory
Canon	Microsoft	Pearson
Computer Associates	Nestle	PTC
Documentum	Nokia	SAP AG
General Dynamics	Nortel Networks	Schneider Electric
HP	Novell	Seiko Epson
IBM	OCE	Sun Microsystems
Lexmark International	Oracle	Unicare

In 2003, HP and Microsoft accounted for approximately 19% and 17%, respectively, of total revenue. During the year, Lionbridge provided testing and globalization services for more than 20 operating sites within the HP organization. In 2002, HP accounted for 21% of total revenue. No other client individually accounted for more than 10% of revenue in 2003, 2002 or 2001. In 2003, 2002 and 2001, Lionbridge’s ten largest clients accounted for approximately 55%, 50% and 41% respectively, of revenue.

Competition

Lionbridge provides a broad range of solutions for worldwide deployment of technology and content to its clients. The market for its services is highly fragmented, and Lionbridge has many competitors. Lionbridge’s current competitors include the following:

•	Localization or translation services providers such as Bowne Global Solutions (a unit of Bowne & Co.), SDL plc and regional vendors of translation services specializing in specific languages in particular geographic areas. Occasionally, Lionbridge will compete with companies which provide language technology tools or related services;

•	Independent testing labs providing testing and logo certification services such as National Software Testing Laboratories (NSTL) and Keylabs;

•	Information Technology (IT) consulting organizations such as Cognizant Technology Solutions Corporation and Keane, Inc. that provide outsourced Application Development and Management (ADM) and testing services;

•	Software development and services divisions of India-based organizations such as Tata Consultancy Services (TCS), Wipro Ltd. and Infosys Technologies Ltd.;

•	Internal globalization and testing departments of Global 2000 and large emerging companies.

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

Intellectual Property Rights

Lionbridge’s success is dependent, in part, upon its proprietary methodologies and practices, including its Rapid Globalization Methodology and Structured Testing Methodology, its LionStream technologies, its proprietary testing practices and methodologies, and other intellectual property rights. Lionbridge has patents or patent applications pending relating to its language automation translation memory engine and believes that the duration of these patents is adequate relative to the expected lives of their applications. Lionbridge relies on a combination of trade secret, license, nondisclosure and other contractual agreements, and copyright and trademark laws to protect its intellectual property rights. Existing trade secret and copyright laws afford Lionbridge only limited protection. Lionbridge enters into confidentiality agreements with its employees, contractors and clients, and limits access to and distribution of Lionbridge’s proprietary information. Lionbridge cannot assure you that these arrangements will be adequate to deter misappropriation of its proprietary information or that it will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Human Resources

As of December 31, 2003, Lionbridge had 1,909 employees. Of these, 1,645 were consulting and service delivery professionals and 264 were management and administrative personnel performing marketing, sales, operations, process and technology, research and development, finance, accounting, and administrative functions.

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

Item 2.    Properties

Lionbridge maintains operational service centers in the United States, Brazil, Ireland, France, Germany, the Netherlands, China, Japan, South Korea and India. Lionbridge maintains sales offices throughout the United States as well as in Dublin, Ireland; Paris, France; Rendsburg, Germany; Hamburg, Germany; Reading, England; Beijing, China; Tokyo, Japan; and Mumbai, India.

Lionbridge’s headquarters and principal administrative, finance, legal, marketing, investor relations and information technology operations are located in leased office space in Waltham, Massachusetts. Lionbridge’s operational facilities are under leases of various terms. Its principle operational facilities are located as follows:

•	United States—Globalization: Boise, Idaho; Boulder, Colorado; Framingham, Massachusetts; and San Francisco, California

•	United States—Testing: Boise, Idaho; Los Angeles, California; San Francisco, California; Morrisville, North Carolina; Oakdale, Minnesota; Ft. Collins, Colorado; and Bellevue, Washington;

•	South America—Globalization: Sao Paulo, Brazil;

•	Europe—Globalization: Valbonne, France; Amsterdam, the Netherlands; Rendsburg, Germany; Dublin, Ireland; and Galway, Ireland;

•	Europe—Testing: Ballina, Ireland; and Paris, France;

•	Asia—Globalization: Tokyo, Japan; Beijing, China; and Seoul, South Korea;

•	Asia—Testing: Beijing, China; and Tokyo, Japan; and

•	India—Globalization: Mumbai, India

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

In June 2003, Lionbridge elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against Lionbridge and against any other of the issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against underwriter defendants, and the litigation as against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, Lionbridge and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Lionbridge’s security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Lionbridge commenced its initial public offering of common stock on August 20, 1999 at a price to the public of $10.00 per share. As of March 5, 2004, there were 428 holders of record of Lionbridge’s common stock. Lionbridge’s common stock is listed and traded on the Nasdaq National Market under the symbol “LIOX”. Lionbridge’s common stock was listed and traded on the Nasdaq National Market from August 20, 1999 until August 29, 2002, and Lionbridge’s common stock became listed on, and began trading on, the Nasdaq SmallCap Market under the same trading symbol on August 30, 2002. Lionbridge’s common stock was listed and traded on the Nasdaq SmallCap Market from August 30, 2002 until April 7, 2003, and Lionbridge’s common stock became re-listed on, and began trading again on, the Nasdaq National Market on April 8, 2003.

The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock for the past eight quarters, all as reported by the Nasdaq National Market or the Nasdaq Small

Cap Market. The quotations represent interdealer quotations, without adjustments for retail mark ups, mark downs, or commissions, and may not necessarily represent actual transactions.

	High	Low
2003
First Quarter	$2.50	$1.70
Second Quarter	$5.90	$2.00
Third Quarter	$8.98	$4.14
Fourth Quarter	$11.40	$7.35

2002
First Quarter	$3.55	$1.77
Second Quarter	$2.60	$1.54
Third Quarter	$2.30	$0.93
Fourth Quarter	$2.97	$1.60

Lionbridge has not paid any cash dividends on its common stock and currently intends to retain any future earnings for use in its business.

Recent Sales of Unregistered Securities

In January 2002, Lionbridge issued 124,000 unregistered shares of its common stock to certain key employees of the Company in the form of restricted stock as a bonus for services rendered. These shares are subject to restrictions on disposition that lapse ratably over the two-year period from the date of grant. None of these shares of restricted stock were issued to Executive Officers of the Company. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters or placement agents involved in such private placement transaction. Between May 2002 and December 2003, an aggregate of 18,500 of such shares were forfeited by holders upon their termination of employment and such shares reverted to the Company.

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

The selected consolidated financial data as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 have been derived from the audited consolidated financial statements of Lionbridge which appear as part of Item 15 of this Form 10-K. The selected consolidated financial data as of December 31, 2001, 2000, and 1999 and for the years ended December 31, 2000 and 1999 have been derived from the audited consolidated financial statements of Lionbridge that are not included in this Form 10-K.

The historical results presented are not necessarily indicative of future results. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$141,706	$118,319	$101,204	$115,149	$88,764
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	85,859	71,272	63,123	72,746	62,644
Sales and marketing	12,983	11,600	11,342	11,384	10,141
General and administrative	29,666	29,396	30,521	29,418	27,645
Research and development	613	1,194	2,297	2,518	2,216
Depreciation and amortization	3,298	3,027	3,861	3,725	1,577
Amortization of acquisition-related intangible assets	470	528	6,651	6,503	6,113
Merger, restructuring and other charges	943	—	2,853	4,266	1,197
Acquired in-process research and development	—	—	—	—	300
Stock-based compensation	421	851	565	799	730

Total operating expenses	134,253	117,868	121,213	131,359	112,563

Income (loss) from operations	7,453	451	(20,009)	(16,210)	(23,799)
Interest expense:
Interest on outstanding debt	1,893	3,189	2,453	2,523	2,349
Accretion of discount on debt	356	610	839	212	6,009
Accelerated recognition of discount and deferred financing costs on early repayment of debt	2,139	—	—	—	—
Interest income	(89)	(35)	(127)	—	—
Other expense, net	288	1,534	838	714	351

Income (loss) before income taxes	2,866	(4,847)	(24,012)	(19,659)	(32,508)
Provision for (benefit from) income taxes	334	(62)	439	616	699

Net income (loss)	2,532	(4,785)	(24,451)	(20,275)	(33,207)
Accrued dividends on preferred stock	—	—	—	3,574	2,397

Net income (loss) attributable to common stockholders	$2,532	$(4,785)	$(24,451)	$(23,849)	$(35,604)

Net income (loss) per share:(1)
Basic	$0.07	$(0.15)	$(0.83)	$(0.96)	$(3.08)
Diluted	$0.06	$(0.15)	$(0.83)	$(0.96)	$(3.08)

Weighted average number of shares outstanding:
Basic	37,406	31,632	29,528	24,871	11,560
Diluted	40,551	31,632	29,528	24,871	11,560

(1)	See Note 2 to Lionbridge’s consolidated financial statements for an explanation of the basis used to calculate net income (loss) per share.

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$29,496	$10,916	$11,711	$16,741	$12,350
Working capital (deficit)	38,838	6,734	2,248	4,235	(1,660)
Total assets	105,990	58,164	54,747	62,046	60,695
Long-term debt, less current portion and discounts	—	24,728	17,318	13,265	15,472
Capital lease obligations, less current portion	167	110	67	114	307
Redeemable preferred stock	—	—	—	—	19,787
Stockholders’ equity (deficit)	77,630	1,714	3,448	11,184	(10,742)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements which involve risks and uncertainties. Lionbridge makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in this Item 7 under “Factors That May Affect Future Results.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Item 7, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

Founded in 1996, Lionbridge is a leading provider of globalization and testing services that enable clients to develop, release, manage and maintain their technology applications and enterprise content globally. Globalization is the process of adapting content and products to meet the language and cultural requirements of users throughout the world. Globalization also includes the development and maintenance of content and applications. Testing is the process of ensuring the quality, interoperability, usability and performance of clients’ software, hardware, Web sites and content. Testing also includes product certification and competitive analysis. Lionbridge offers its testing services under the VeriTest brand.

Lionbridge provides a suite of globalization and testing outsourcing services to businesses, particularly in the technology, consumer, retail, industrial, financial services, manufacturing, life sciences and publishing industries. Lionbridge’s solutions include content development; product and content globalization; software and hardware testing, product certification and competitive analysis; and application development and maintenance.

In 2003, Lionbridge’s operating profit was $7.5 million with net income of $2.5 million. In 2002, the Company’s operating profit was $451,000 with a net loss of $4.8 million. Prior to 2002, the Company experienced operating losses, as well as net losses, for each year of its operations and, as of December 31, 2003, had an accumulated deficit of $106.0 million.

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

Revenue Recognition.    Lionbridge’s revenue is derived from project-by-project fees and, to a lesser extent, long-term service agreements. Projects are generally billed on a time and expense basis. Revenue is recognized using a percentage-of-completion method of accounting, based primarily on labor costs incurred to date as a percentage of management’s estimate of total costs of individual projects. The use of a percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, anticipated increases in employee wages prices for subcontractor services, and the availability of subcontractor services. Lionbridge’s estimates are based upon the professional knowledge and experience of its program managers and other personnel, who review each project monthly to assess the project’s schedule, performance, technical matters and estimated cost at completion. When adjustments in estimated project costs are determined, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods. Anticipated losses, if any, are recognized in the period in which determined. The agreements entered into in connection with projects are generally terminable by clients upon 30 days’ prior written notice. If a client terminates an agreement, it is required to pay Lionbridge for time and expenses incurred through the termination date.

Allowance for Doubtful Accounts.    Lionbridge establishes an allowance for doubtful accounts to cover accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, Lionbridge analyzes the collectibility of all accounts. Additionally, Lionbridge considers its historical bad debt experience and current economic trends in evaluating the allowance for doubtful accounts. Accounts written off in subsequent periods can differ materially from the allowance provided.

Valuation of Goodwill and Other Intangible Assets.    Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that Lionbridge considers important which could trigger an impairment review include: significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. When Lionbridge determines that the carrying value of intangibles and goodwill may not be recoverable based upon one or more of these indicators of impairment, Lionbridge measures any impairment based on a projected discounted cash flow method. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and, as a result, Lionbridge ceased amortization of goodwill; therefore, the results of operations for the years ended December 31, 2003 and 2002 exclude goodwill amortization expense. For years prior to January 1, 2002, goodwill was amortized on a straight-line basis over five years. In accordance with SFAS 142, goodwill is now reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The review is a two-step process beginning with an estimation of the fair value of each reporting unit. The first step is to review for impairment and the second step is to measure the amount of the impairment, if one is indicated by the first step. The fair value amounts are determined by discounting future cash flows of the related reporting unit as developed by management. Lionbridge completed goodwill impairment tests as of December 31, 2003 and December 31, 2002 and determined that, as of both dates, the fair value of each reporting unit exceeded the carrying value of the net assets of each respective reporting unit. Accordingly, no goodwill impairment was recognized. The impairment review is based upon estimated future discounted cash flows. Estimating future cash flows requires management to make projections that can differ materially from actual results.

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

Acquisitions

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2003 have resulted in the recognition of approximately $59.7 million of goodwill and other intangible assets on its balance sheet. Goodwill was amortized using a five-year life prior to the Company’s adoption of SFAS No. 142, on January 1, 2002. Other acquired intangible assets are generally amortized over three to five years.

Acquisitions in the three year period ended December 31, 2003 were as follows:

In September 2003, Lionbridge acquired all of the capital stock of Mentorix Technologies, Inc., a California corporation, and its Mumbai-India based subsidiary, Mentorix Learning Technologies Pvt. Ltd. (collectively, “Mentorix”), an application code developer and eLearning content provider. The acquisition was accounted for using the purchase method of accounting. Total purchase consideration was $28.7 million, consisting of cash payments of $28.2 million made at closing ($21.5 million, net of cash acquired with the business) and an additional $520,000 of direct acquisition costs. In connection with the acquisition, Lionbridge recorded $20.4 million of goodwill. Additionally, the Company recorded $110,000 in intangible assets associated with internally developed software.

In July 2002, Lionbridge acquired eTesting Labs Inc. (“eTesting”), a subsidiary of Ziff Davis Media Inc. based in North Carolina, with additional operations in California. The acquisition was accounted for using the purchase method of accounting. Total purchase consideration was $2.2 million, consisting of an initial cash payment of $1.0 million made at the closing date. Subsequent to the closing date, Lionbridge paid an additional $1.2 million in cash in connection with the purchase. Other acquisition costs totaling $17,000 are also included as part of the total purchase price. In connection with the acquisition, Lionbridge recorded $992,000 of goodwill. During 2003, goodwill recorded in connection with the acquisition of eTesting was reduced by $90,000 due to the reversal of excess acquisition date accruals on vacant premises.

In June 2001, Lionbridge acquired Data Dimensions, Inc. (“Data Dimensions”), a company based in Washington with operations in the United States, Ireland and the United Kingdom, by means of a merger. Upon the effective date of the merger, each outstanding share of Data Dimensions common stock was converted into the right to receive 0.190884 shares of Lionbridge common stock. As a result of the merger, Lionbridge issued an aggregate of 2,588,316 shares of Lionbridge common stock valued at $12.7 million. Upon the completion of the merger, all outstanding options and warrants to purchase common stock of Data Dimensions, with a fair value at that time of $1.2 million, were assumed by Lionbridge and converted into options and warrants to purchase 451,860 shares of common stock of Lionbridge under similar terms. The transaction was accounted for using the purchase method of accounting. In connection with this acquisition, Lionbridge recognized $7.2 million of goodwill, which prior to January 1, 2002, was being amortized ratably over a five-year life. During 2003, goodwill recorded in connection with the acquisition of Data Dimensions was reduced by $244,000 due to the reversal of excess acquisition date accruals on vacant premises.

In January 2001, Lionbridge acquired Quality Group Labs, Inc. (“Quality Group Labs”), a provider of testing services based in Massachusetts, for total initial consideration of $483,000, comprised of $250,000 in cash and 74,488 shares of Lionbridge common stock valued at $233,000. The acquisition was accounted for using the purchase method of accounting. In connection with this acquisition, Lionbridge recognized $433,000 of goodwill, which prior to January 1, 2002 was being amortized ratably over a five-year life. Additional goodwill of approximately $161,000 was subsequently recorded in 2002 in connection with an incremental stock issuance of 60,000 shares of Lionbridge common stock, as final consideration, made under the terms of the original agreement.

Lionbridge believes its acquisitions have contributed to its growth by rapidly expanding its employee base, geographic coverage, client base, industry expertise, and technical skills. Lionbridge anticipates that a portion of its future growth will be accomplished by additional acquisitions. The success of this plan depends upon, among other things, Lionbridge’s ability to integrate acquired personnel, operations, products and technologies into its organization effectively; to retain and motivate key personnel of acquired businesses; and to retain customers of acquired firms. Lionbridge cannot guarantee that it will be able to identify suitable acquisition opportunities, obtain any necessary financing on acceptable terms to finance any acquisitions, consummate any acquisitions, or successfully integrate acquired personnel and operations.

Merger, Restructuring and Other Charges

The following table summarizes activity with respect to merger, restructuring and other charges:

	2003	2002	2001
Merger costs (credits), net	$—	$—	$(20,000)
Restructuring charges, net	943,000	—	2,537,000
Impairment of long-lived assets	—	—	336,000

	$943,000	$—	$2,853,000

Restructuring charges of $943,000 were recorded in the year ended December 31, 2003. These charges relate to costs associated with workforce reductions in the United States, France, Ireland, Japan and China, consisting of 25 technical staff, 1 sales and marketing staff member and 8 administrative staff.

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

At December 31, 2003, the consolidated balance sheet included accruals and accounts payable totaling $255,000 and $106,000, respectively, related to reserves for reorganization and integration activities in connection with its business combinations. Lionbridge currently anticipates that all restructuring, reorganization and integration accrual balances will be fully utilized by December 31, 2004.

The following table summarizes the reserve activity for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003	2002	2001
Balance, beginning of the year	$871,000	$2,442,000	$394,000
Employee severance and related charges:
Merger and restructuring charges recorded	943,000	—	2,216,000
Revisions of estimated liabilities	(14,000)	—	(85,000)
Reclassification of an accrual balance	(68,000)	—	—
Reserves recorded on business combinations	—	103,000	1,034,000
Cash payments	(610,000)	(382,000)	(2,775,000)

	251,000	(279,000)	390,000

Lease termination costs and other charges:
Merger and restructuring charges recorded	—	—	428,000
Revisions of estimated liabilities	(284,000)	—	(22,000)
Reserves recorded on business combinations	—	40,000	2,346,000
Cash payments	(477,000)	(1,332,000)	(1,094,000)

	(761,000)	(1,292,000)	1,658,000

Balance, end of the year	$361,000	$871,000	$2,442,000

Non-Cash Charges

Stock-Based Compensation

Lionbridge recorded deferred compensation of approximately $3.8 million in 1999, representing the difference between the exercise price of stock options granted to employees and the fair market value for accounting purposes of the underlying common stock at the date of the grant. This deferred compensation has been amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $2.7 million had been amortized and $1.1 million had been reversed due to forfeitures of the underlying options at December 31, 2003. The amortization of deferred compensation is recorded as an operating expense and totaled $106,000, $488,000 and $565,000 for the years ended December 31, 2003, 2002 and 2001, respectively. In June 2002, additional stock-based compensation expense of $98,000 was recorded relating to modifications of stock options previously granted to employees.

In January 2002, Lionbridge recorded deferred compensation of $537,000, representing the fair market value of 298,500 shares of restricted common stock issued to certain employees at that time. These restricted shares vest ratably after one and two years of continued employment with the Company. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. The deferred compensation is being amortized over the two-year period during which the transfer and sale restrictions on the common stock lapse. The amortization of deferred compensation is recorded as an operating expense and totaled $240,000 and $265,000 for the years ended December 31, 2003 and 2002, respectively.

In September 2003, Lionbridge recorded deferred compensation of $513,000, representing the fair market value of 66,000 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse ratably over four years from the date of grant on each anniversary date. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. The deferred compensation is being amortized over the four-year period during which the transfer and sale restrictions on the common stock lapse. The amortization of deferred compensation is recorded as an operating expense and totaled $41,000 for the year ended December 31, 2003.

In October 2003, Lionbridge recorded deferred compensation of $812,000, representing the fair market value of 90,000 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse ratably over four years from the date of grant on each anniversary date. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. The deferred compensation is being amortized over the four-year period during which the transfer and sale restrictions on the common stock lapse. The amortization of deferred compensation is recorded as an operating expense and totaled $34,000 for the year ended December 31, 2003.

Lionbridge currently expects to amortize the following remaining amounts of deferred compensation as of December 31, 2003 in the years ending:

December 31, 2004	$332,000
December 31, 2005	$332,000
December 31, 2006	$332,000
December 31, 2007	$255,000

Discount on Debt

Interest expense for the year ended December 31, 2001 included $738,000 for the accretion of the original issue discount on $5.0 million of subordinated debt issued in June 2001 by Lionbridge. This discount represents the value attributable to a warrant to purchase 900,000 shares of common stock at a price of $0.80 per share, granted in connection with the debt financing. In June 2003, the holder exercised this warrant in full to purchase a total of 900,000 shares of common stock at an exercise price of $0.80 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 762,857 shares at a fair market value of $5.25 per share. The principal amount of $5.0 million under the original note was due on October 31, 2001, however, as a result of terms included in the original subordinated debt agreement, on October 31, 2001, the note automatically converted into a new note with essentially identical terms but with a principal amount of $8.0 million due on September 30, 2006. The $3.0 million discount on the new note was accreted as interest expense on a straight-line basis over the period from November 1, 2001 to July 31, 2003. Interest expense for the years ended December 31, 2003, 2002 and 2001 includes $356,000, $610,000 and $101,000, respectively, of accretion of this debt discount. In August 2003, the Company repaid the principal balance of $8.0 million outstanding on this note. Due to the early extinguishment of this debt, the unamortized balance of the $3.0 million discount of $1.9 million was recorded as interest expense at the time of repayment.

Issuance of Warrants for Common Stock

In May 2002, terms of certain subordinated debt agreements with the holder of subordinated notes in the principal amount of $5.0 million were amended to extend the maturity date of the notes to April 30, 2004. In conjunction with the amendment, Lionbridge issued two seven-year warrants for the purchase of up to 400,000 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. One-quarter of the shares issuable under the warrants were vested at the time of issuance and the remaining shares vested ratably each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants, valued at $551,000 in the aggregate, had been recorded as a deferred financing cost and were amortized as interest expense over the remaining term of the notes, resulting in interest expense of $161,000 and $184,000, respectively for the years ended December 31, 2003 and 2002. An incremental $207,000 was recognized as accelerated deferred financing costs in July 2003 upon early repayment of this debt. In June 2003, the holders exercised these warrants to purchase a total of 249,427 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 169,135 shares at a fair market value price of $5.25 per share. In August 2003, the holders exercised the remaining amount of shares issuable under these warrants to purchase an additional 37,355 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 29,004 shares at a fair market value of $7.56 per share.

In August 2002, terms of the subordinated debt agreements with holders of subordinated notes in the aggregate principal amount of $1.0 million were amended to extend the maturity date of the notes to July 31, 2003. In conjunction with the amendment, Lionbridge issued two seven-year warrants for the purchase of up to 50,612 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. One-quarter of the shares issuable under the warrants were vested at the time of issuance and the remaining shares vested ratably each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants, valued at $47,000 in the aggregate, had been recorded as a deferred financing cost and were amortized as interest expense over the remaining term of the notes, resulting in interest expense of $27,000 and $20,000 for the years ended December 31, 2003 and 2002, respectively. The notes were repaid in full in August 2003. In September 2003, the holders exercised these warrants in full to purchase a total of 50,612 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 40,489 shares at a fair market value of $8.45 per share.

Executive Summary

During 2001 and 2002, Lionbridge diversified its customer base from technology and telecommunications clients to include customers in the pharmaceutical, industrial and manufacturing sectors, and broadened its service offerings to include applications, development and maintenance services, a wider range of testing services and content development. During this period, the Company also increased revenue from its existing customers. The Company’s expansion of its service offerings in included the development of code and content related services such as multilingual content management, usability testing, application development and maintenance and competitive analysis. These new services complemented Lionbridge’s existing offerings and allowed the Company to expand its growth opportunities.

In 2003, led by record revenue and profitability, Lionbridge implemented key elements of its strategy for market expansion and long-term growth. The Company built upon its code and content service offerings and accomplished its three strategic objectives for the year:

•	Sales growth and expansion

•	Expansion of its offshore resources

•	Development of an integrated services offering through its global infrastructure.

Sales Expansion

In 2003, Lionbridge won new customers in the manufacturing, oil and gas and consumer industries. At the same time, the Company expanded relationships with many of its existing customers – such as HP, Microsoft, Merck and Nestle. Revenue from Lionbridge’s top 25 customers grew 29% in 2003 as compared to 2002.

The Company also expanded its globalization and testing solutions. In 2003 Lionbridge expanded alliances with content management providers, which enabled the Company to grow its multilingual content management offering, and as described below, expanded its offshore production and service capabilities through the acquisition of Mentorix located in Mumbai, India. Lionbridge also added new services within its VeriTest testing division by adding a Storage Area Networking test center in Oakdale, Minnesota. Through these expanded offerings, Lionbridge can now offer services that help organizations assess, develop and manage their content and storage needs. The Company believes these new capabilities may enhance Lionbridge’s ability to secure new customers and expand the breadth and depth of services it provides to existing clients.

Offshore Expansion

In 2003, Lionbridge established its twentieth solution center worldwide with the addition of an operation in Mumbai, India, which the Company gained through its acquisition of Mentorix, a development company with code and content development expertise and a large customer in the eLearning market.

The Company believes its India operations will contribute significantly to its global execution capacity, as it will allow Lionbridge to more efficiently use its technologies, global resources and program management processes to execute client activities. Lionbridge refers to this global execution capability as “networked production.” The Company will use its India based solution center to complement this global networked production model with scalable engineering and development resources. This gives Lionbridge the capability and capacity to expand programs with existing customers, gain new efficiencies throughout the Company, and to secure continued competitive advantage.

Integrated Service Offerings and Global Infrastructure

Over the past seven years, Lionbridge has built a global infrastructure that supports its core globalization and testing service offerings and that expands its breadth of capabilities. The Company’s goal is to secure larger-scale customer programs that integrate more than one service within the spectrum of capabilities offered by Lionbridge. Through the expansion of its operational infrastructure and through its establishment of its networked production capabilities, Lionbridge has begun to respond to its customers needs for an integrated service offering involving a combination of globalization, including content development, and testing.

In 2004, Lionbridge plans to further expand and enhance its operations and sales strategies to facilitate this integrated model and to secure additional large scale customer programs for its integrated services offerings.

Financial Highlights

In 2003, Lionbridge attained revenue of $141.7 million, representing a 19.8% increase over 2002. Revenue increased primarily due to organic growth attributable to strong recurring revenue from major customers and the expansion and diversification of Lionbridge’s customer base into new industries. Additionally, in 2003, approximately $4.7 million of the increase resulted from Lionbridge’s acquisition of Mentorix in September 2003, and approximately $2.3 million of incremental revenue was derived from the inclusion of a full year of operations of its acquisition of eTesting Labs in July 2002.

The Company’s strong revenue growth, combined with its ability to further leverage Lionbridge’s global infrastructure, resulted in net income of $2.5 million or $0.06 per share, as compared to a net loss of $4.8 million or ($0.15) per share in 2002.

Lionbridge’s results for 2003 included $2.1 million of accelerated recognition of discount and deferred financing charges, as a result of the early repayment of debt, and $943,000 in restructuring charges. The Company’s 2003 results were also negatively impacted by volatile currency rates, particularly between the U.S dollar and the Euro in 2003. Lionbridge estimates that the Euro-U.S. dollar volatility negatively impacted Lionbridge’s cost of revenue by approximately 1.2%, year over year. Despite these activities, Lionbridge delivered a $7.3 million, or $0.21 per share, year over year improvement in net income, demonstrating the powerful leverage of its global infrastructure and the ongoing scalability of the Company’s business model.

In August 2003, Lionbridge issued 12,340,000 shares of its common stock in a follow-on public offering and received proceeds of $70.4 million (net of underwriting costs and other direct expenses). During the third quarter, the Company used $30.2 million of the net proceeds from this sale to repay the entirety of its subordinated debt obligations and bank line of credit. In September 2003, Lionbridge acquired Mentorix Technologies, Inc., an application code developer and eLearning content provider. The total purchase consideration was $28.7 million, consisting of cash payments of $28.2 million made at closing ($21.5 million, net of cash acquired with the business) and an additional $520,000 of direct acquisition costs. In connection with the acquisition, Lionbridge recorded $20.4 million of goodwill.

The Company’s strengthened balance sheet and the strategic benefits of its India-based acquisition, position Lionbridge for continued revenue and earnings expansion in 2004.

See Results of Operations for 2003, 2002 and 2001 below for a more detailed discussion of our results of operations.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenue.

	Year Ended December 31,
	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	60.6	60.2	62.4
Sales and marketing	9.2	9.8	11.2
General and administrative	20.9	24.8	30.2
Research and development	0.4	1.0	2.3
Depreciation and amortization	2.3	2.6	3.8
Amortization of acquisition-related intangible assets	0.3	0.5	6.6
Merger, restructuring and other charges	0.7	—	2.8
Stock-based compensation	0.3	0.7	0.6

Total operating expenses	94.7	99.6	119.9

Income (loss) from operations	5.3	0.4	(19.9)
Interest expense:
Interest on outstanding debt	1.3	2.7	2.4
Accretion of discount on debt	0.3	0.5	0.8
Accelerated recognition of discount and deferred financing costs on early repayment of debt	1.5	—	—
Interest income	—	—	(0.1)
Other expense, net	0.2	1.3	0.8

Income (loss) before income taxes	2.0	(4.1)	(23.8)
Provision for (benefit from) income taxes	0.2	(0.1)	0.4

Net income (loss)	1.8%	(4.0)%	(24.2)%

Revenue.    The following table shows Globalization and Testing revenues in dollars and as a percentage of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003		2002		2001
Globalization	$102,358,000	72%	$91,257,000	77%	$83,954,000	83%
Testing	39,348,000	28%	27,062,000	23%	17,250,000	17%

Total revenue	$141,706,000	100%	$118,319,000	100%	$101,204,000	100%

In 2003, revenue was $141.7 million, an increase of 19.8% from $118.3 million in 2002. In 2002, revenue was $118.3 million, an increase of 16.9% from $101.2 million in 2001. Revenue increased each of the last two years primarily due to organic growth attributable to strong recurring revenue from major customers and the expansion and diversification of customer base into new industries. Additionally, in 2003, approximately $4.7 million of the increase results from Lionbridge’s acquisition of Mentorix in September 2003, and approximately $2.3 million of incremental revenue was derived from the inclusion of a full year of operations of its acquisition of eTesting Labs in July 2002. In 2002, approximately $3.6 million of the increase from 2001 resulted from Lionbridge’s acquisition of eTesting Labs.

Lionbridge’s ten largest customers accounted for approximately 55% of the revenue in 2003. For 2002, the Company’s ten largest customers accounted for approximately 48% as compared to 41% in 2001.

Globalization revenue in 2003 increased to $102.4 million from $91.3 million in 2002, an increase of $11.1 million, or 12.2%. In 2002, Globalization revenue increased to $91.3 million from $84.0 million in 2001, an increase of $7.3 million, or 8.7%. Revenue increased each of the last two years primarily due to growth in the Company’s globalization service offerings, related to multilingual content management and maintenance of global technology applications. Additionally, in 2003, the acquisition of Mentorix contributed revenue of $4.7 million in the period following acquisition. Through its acquisition of Mentorix, the Company expanded its application code development services and added eLearning content development capabilities. The Company recorded charges against Globalization revenue of approximately $610,000 during the year ended December 31, 2002 due to the expected inability to realize work-in-process associated with certain customers of its ChinaConnect business. In July 2002, the Company exited this non-core business activity, and utilized the existing infrastructure in Beijing for an expansion of its VeriTest testing business.

Testing revenue increased to $39.3 million from $27.1 million in 2002, an increase of $12.2 million, or 45.4%. This growth in Testing revenue is primarily attributable to organic growth in product functional testing and certification services business, and incremental revenue growth of approximately $2.3 million from the acquisition of eTesting during the third quarter of 2002. In 2002, Testing revenue increased to $27.1 million from $17.3 million in 2001, an increase of $9.8 million, or 56.6%. The growth in Testing revenue in 2002 resulted primarily from the addition of the Data Dimensions operations, which the Company acquired in June 2001, and approximately $3.6 million incremental revenue derived from the operations of eTesting. Through its acquisition of eTesting, the Company expanded its VeriTest testing offerings with new services such as competitive analysis, usability and load and stress testing.

Cost of Revenue.    Cost of revenue consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows Globalization and Testing cost of revenues, the percentage variance from the prior year and as a percentage of revenue for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003	% Change 2002 to 2003	2002	% Change 2001 to 2002	2001
Globalization:
Cost of revenue	$66,260,000	17.5%	$56,369,000	4.4%	$54,008,000
Percentage of revenue	64.7%		61.8%		64.3%
Testing:
Cost of revenue	19,599,000	31.5%	14,903,000	63.5%	9,115,000
Percentage of revenue	49.8%		55.1%		52.8%

Total cost of revenue	$85,859,000		$71,272,000		$63,123,000

Percentage of revenue	60.6%		60.2%		62.4%

Cost of revenue increased slightly to 60.6% in 2003 from 60.2% in 2002. This increase was primarily due to the unfavorable impact of the strengthening of the Euro against the U.S. dollar during 2003, since certain translation costs are denominated in Euro and other foreign currencies, while a significant portion of revenue is denominated in U.S. dollars. The net impact of the currency fluctuation on the cost of revenue percentage was approximately 1.2%, year over year. This foreign currency impact was partially offset by favorable cost savings attributable to progress attained in integrating acquisitions, and the result of better utilization of internal resources during the year, as compared to 2002.

In 2002, cost of revenue decreased to 60.2% from 62.4% in 2001. This decrease was primarily attributable to the favorable impact of the cost savings and restructuring actions started in 2001, particularly the consolidation of Lionbridge facilities in the United States, and lower labor costs associated with workforce reductions. The decrease is also attributable to progress attained in integrating acquisitions, as well as the impact of the increase in revenue from period to period.

Cost of revenue increased $14.6 million to $85.9 million in 2003 from $71.3 million in 2002. Of the $14.6 million increase, $2.2 million and $1.1 million of incremental costs relate to the operations of Mentorix, acquired in September 2003, and eTesting acquired in July 2002, respectively. The remainder of the increase was primarily to support the growth in related revenue and the impact of foreign currency fluctuations on certain translation and project costs denominated in foreign currencies, predominantly the Euro.

In 2002, cost of revenue increased $8.1 million to $71.3 million in 2002 from $63.1 million in 2001. Of the $8.1 million increase, $1.9 million of incremental costs relates to the operations of eTesting since its acquisition by Lionbridge in July 2002. The remainder of the increase was primarily to support the growth in related revenue.

Globalization cost of revenue increased to 64.7% in 2003, as compared to. 61.8% in 2002. Globalization cost ratios increased, year over year, primarily due to the impact of increased costs for certain translation services provided by third parties and project costs denominated in foreign currencies, as a result of the strengthening of the Euro against the U.S. dollar during 2003 combined with competitive price pressures. The increase in Globalization cost ratios was partially offset by a decrease in Testing cost ratios, to 49.8% in 2003 from 55.1% in 2002. This improvement in Testing cost ratios was attributable to progress attained in integrating acquisitions, and the result of better utilization of internal resources during the year as compared to 2001, as well as the leverage of a 45.4% increase in revenue from period to period.

In 2002, Globalization cost of revenue decreased to 61.8%, as compared to 64.3% in 2001. Globalization costs ratios decreased, year over year, despite the impact of increased costs of translation services provided by third parties, and the strengthening of the Euro against the U.S. dollar during 2002. The decrease in Globalization cost ratios was partially offset by an increase in Testing operations cost ratios to 55.1%, in 2002, from 52.8% in 2001. The Testing cost of revenue percentage was impacted by the merger and integration of the eTesting operations during the second half of 2002.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, dollar variances as compared to the prior year and as a percentage of revenue for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003	2002	2001
Total sales and marketing expenses	$12,983,000	$11,600,000	$11,342,000
Increase from prior year	1,383,000	258,000
Percentage of revenue	9.2%	9.8%	11.2%

Sales and marketing costs increased $1.4 million, or 11.9%, to $13.0 million in 2003, as compared to $11.6 million in 2002. The increase was primarily the result of higher employee related expenses in the sales organization as a result of additional headcount and commissions associated with the 19.8% increase in revenue and increased marketing and advertising costs in Testing. These increases were partially offset by the continuing favorable impact of the cost savings and progress attained in integrating acquisitions. As a percentage of revenue, sales and marketing expenses decreased to 9.2% in 2003 from 9.8% in 2002 as a result of the declining cost structure and increased revenue levels from period to period. This percentage decrease occurred despite a 19.8% growth in revenue in 2003 and additional sales and marketing expenses related to the addition of eTesting and Mentorix, coupled with increased commissions on the higher revenue.

In 2002, sales and marketing costs increased $258,000, or 2.3%, to $11.6 million, as compared to $11.3 million in 2001, reflecting the continuing favorable impact of the cost savings resulting from restructuring activities initiated in 2001, and progress attained in integrating acquisitions. As a percentage of revenue, sales and marketing expenses decreased to 9.8% in 2002, from 11.2% in the prior year, as a result of the declining cost structure and increased revenue levels from period to period. This decrease occurred despite a 16.9% growth in revenue in 2002, and despite $627,000 of additional sales and marketing expenses related to the addition of eTesting, as well as increased commissions on the higher revenue.

General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; and all other site and corporate costs. The following table shows general and administrative expenses in dollars, dollar variances as compared to the prior year and as a percentage of revenue for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003	2002	2001
Total general and administrative expenses	$29,666,000	$29,396,000	$30,521,000
Increase (decrease) from prior year	270,000	(1,125,000)
Percentage of revenue	20.9%	24.8%	30.2%

General and administrative costs of $29.7 million in 2003 increased slightly as compared to 2002. This increase includes approximately $1.0 million in incremental costs related to the acquisition and integration of Mentorix, acquired in September 2003, largely offset by the favorable impact of cost savings realized during 2003 attributable to the reconfiguration of the Company’s U.S. operations and efficiencies realized through integrating acquisitions. As a percentage of revenue, general and administrative expenses were 20.9% in 2003 as compared to 24.8% in 2002 due to the reasons noted above, as well as the increased revenue levels period to period.

In 2002, general and administrative costs decreased $1.1 million, or 3.6%, to $29.4 million as compared to $30.5 million in 2001. This decrease reflects the favorable impact of cost savings resulting from restructuring activities initiated in 2001, and the progress attained in integrating acquisitions, as noted above, partially offset by $1.4 million in incremental costs related to the acquisition of eTesting in July 2002, as well as a one-time charge of approximately $498,000 related to the Company’s inability to recover certain amounts due from customers as a result of its decision to exit the ChinaConnect business. As a percentage of revenue, general and administrative expenses were 24.8% in 2002 compared to 30.2% in 2001 due to the reasons noted above, as well as the increased revenue levels period to period.

Research and Development.    Research and development expenses relate to LionStream an array of configurable technologies used in the globalization process, and include salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expenses in dollars, dollar variances as compared to the prior year, and as a percentage of revenue for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003	2002	2001
Total research and development expenses	$613,000	$1,194,000	$2,297,000
Decrease from prior year	(581,000)	(1,103,000)
Percentage of revenue	0.4%	1.0%	2.3%

Research and development expense decreased 48.7% to $613,000 in 2003 from $1.2 million in 2002. In 2002, research and development expense decreased 48.0% to $1.2 million from $2.3 million in 2001. The Company has been deploying LionStream for customers during the past two years, resulting in certain project personnel being redeployed to custom implementations of the technology for customers, and their cost being charged to cost of revenue, resulting in decreased research and development headcount-related expenses in 2003 and 2002, respectively, as compared to prior years.

Depreciation and Amortization.    Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, dollar variances as compared to the prior year, and as a percentage of revenue for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003	2002	2001
Total depreciation and amortization expense	$3,298,000	$3,027,000	$3,861,000
Increase (decrease) from prior year	271,000	(834,000)
Percentage of revenue	2.3%	2.6%	3.8%

Depreciation and amortization expense increased $271,000, or 9.0%, to $3.3 million, as compared to $3.0 million in 2002. This increase was primarily the result of the assets acquired in the acquisition of Mentorix in September 2003, and eTesting in July 2002. In 2002, depreciation and amortization expense decreased $834,000 or 21.6% to $3.0 million, as compared to $3.9 million in 2001. This decrease was primarily the result of the culmination of the depreciable lives of certain assets acquired in prior years.

Amortization of Acquisition-related Intangible Assets.    Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses and, in 2001, amortization of goodwill arising from business acquisitions. In 2002, Lionbridge ceased amortization of goodwill in accordance with SFAS No. 142. The following table shows amortization expense in dollars, dollar variances as compared to the prior year, and as a percentage of revenue for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003	2002	2001
Total amortization expense	$470,000	$528,000	$6,651,000
Decrease from prior year	(58,000)	(6,123,000)
Percentage of revenue	0.3%	0.5%	6.6%

Amortization expense of $470,000 in 2003 and $528,000 in 2002, relates solely to the amortization of acquired intangible assets other than goodwill. Amortization expense of $6.7 million in 2001 related to the amortization of goodwill and acquired intangible assets.

Interest Expense.    Interest expense represents interest paid or payable on debt, the amortization of deferred financing costs and the accretion of discounts on subordinated notes. During 2003, the Company used a portion of the net proceeds from its follow-on public offering of common stock to repay all amounts due under its senior subordinated notes, subordinated promissory notes, and line of credit facility. The following table shows interest expense (including the accelerated recognition of $2.1 million in discount and deferred financing charges in 2003 as a result of the early repayment of debt) in dollars, dollar variances as compared to the prior year, and as a percentage of revenue for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003	2002	2001
Total interest expense	$2,249,000	$3,799,000	$3,292,000
Increase (decrease) from prior year	(1,550,000)	507,000
Percentage of revenue	1.6%	3.2%	3.3%

The debt repayment resulted in a decrease of $1.3 million in interest expense on outstanding debt to $1.9 million in 2003, as compared to $3.2 million in 2002, and a decrease in the accretion of discount on debt to $356,000 in 2003, as compared to $610,000 in 2002. Additionally, the early repayment of debt accelerated recognition of $2.1 million in discount and deferred financing charges in 2003.

In 2002, interest expense increased $507,000 to $3.8 million from $3.3 million in 2001. This increase was principally due to the higher level of borrowing during the year as well as the amortization of deferred financing costs related to warrants partially offset by a reduction in the amount of accretion of discount on notes.

Other Expense, Net.    Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $288,000 in other expense in 2003, as compared to $1.5 million for the corresponding period of 2002. The decrease was primarily attributable to the Company’s ability to implement a number of appropriate financial and operational measures that minimize Lionbridge’s exposure to currency volatility. In 2002, other expense, net increased to $1.5 million from $838,000 in 2001. The increase was primarily attributable to the impact of an approximate 17.5% deterioration in the value of the U.S. dollar relative to the Euro over the year ended December 31, 2002.

Provision for Income Taxes.    The following table shows the provision for (benefit from) income taxes and the effective income tax rate for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003	2002	2001
Provision for (benefit from) income taxes	$334,000	$(62,000)	$439,000
Effective income tax rate	11.7%	1.3%	(1.8)%

The provision for (benefit from) income taxes represents taxes resulting from profits in foreign jurisdictions and certain minimum taxes. The 2002 provision was offset in-part by an income tax refund in the U.S. of $392,000 as a result of a change in the tax law. Of the provision (benefit) amounts recorded for 2002 and 2001, $99,000 and $15,000, respectively, represents non-cash expenses resulting from utilizations of net operating loss carryforwards from business combinations. The benefit from Lionbridge’s utilization of net operating loss carryforwards in certain European countries during these periods was recorded as a reduction of goodwill, rather than a tax benefit, since the deferred tax assets associated with these carryforwards had been fully reserved at the time Lionbridge acquired the localization businesses of Stream International Holdings, Inc. Lionbridge recorded no tax benefit for losses generated in other jurisdictions during these periods due to the uncertainty of realizing any future benefit.

Quarterly Results of Operations

The following tables set forth unaudited consolidated quarterly financial data for the periods indicated. Lionbridge derived this data from its unaudited consolidated financial statements, and, in the opinion of management, they have been prepared on the same basis as Lionbridge’s audited consolidated financial statements for the years ended December 31, 2003 and 2002, and include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. Certain quarterly amounts have been reclassified to conform with current year presentation. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) (Amounts in thousands) Quarter Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002
Revenue	$36,884	$36,701	$37,270	$30,851	$30,036	$33,911	$29,482	$24,890
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	22,452	21,931	22,517	18,959	17,706	20,247	17,928	15,391
Sales and marketing	3,483	3,411	3,273	2,816	3,205	3,197	2,758	2,440
General and administrative	7,688	7,112	7,933	6,933	7,542	7,909	7,412	6,533
Research and development	115	147	149	202	228	268	280	418
Depreciation and amortization	876	747	835	840	735	792	735	765
Amortization of acquisition-related intangible assets	124	115	116	115	116	115	115	182
Merger, restructuring and other charges	564	379	—	—	—	—	—	—
Stock-based compensation	126	69	70	156	177	179	270	225

Total operating expenses	35,428	33,911	34,893	30,021	29,709	32,707	29,498	25,954

Profit (loss) from operations	1,456	2,790	2,377	830	327	1,204	(16)	(1,064)
Interest expense:
Interest on outstanding debt	5	281	843	764	849	797	808	735
Accretion of discount on debt	—	51	152	153	152	153	153	152
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	2,139	—	—	—	—	—	—
Interest income	(57)	(26)	(3)	(3)	(3)	(4)	(11)	(17)
Other (income) expense, net	62	(6)	190	42	705	311	312	206

Income (loss) before income taxes	1,446	351	1,195	(126)	(1,376)	(53)	(1,278)	(2,140)
Provision for (benefit from) income taxes	312	237	(318)	103	(77)	193	77	(255)

Net income (loss)	$1,134	$114	$1,513	$(229)	$(1,299)	$(246)	$(1,355)	$(1,885)

Net income (loss) per share of common stock:
Basic	$0.02	$0.00	$0.05	$(0.01)	$(0.04)	$(0.01)	$(0.04)	$(0.06)
Diluted	$0.02	$0.00	$0.04	$(0.01)	$(0.04)	$(0.01)	$(0.04)	$(0.06)

Weighted average number of shares outstanding:
Basic	46,011	39,706	31,859	31,715	31,706	31,656	31,629	31,521
Diluted	48,753	42,246	34,715	31,715	31,706	31,656	31,629	31,521

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

In August 2003, Lionbridge issued 12,340,000 shares of its common stock in a follow-on public offering and received proceeds of $70.4 million (net of underwriting costs and other direct expenses). During the third quarter, the Company used a portion of the net proceeds from this sale to repay $6.0 million of principal due under certain of the Company’s senior subordinated notes held by Capital Resource Lenders and two partnerships sponsored by Morgan Stanley Venture Capital, representing the repayment in full of all outstanding principal under such senior subordinated notes. Lionbridge used a portion of the net proceeds from the follow-on public offering to repay the $8.0 million of outstanding principal amount under a promissory note held by Capital Resource Lenders, representing the repayment in full of all outstanding principal under such promissory note. The $8.0 million of principal amount paid is inclusive of a $3.0 million discount on the note, which was being accreted, on a straight-line basis, as interest expense over the period from November 1, 2001 to September 30, 2006. In addition, the Company used a portion of the net proceeds to repay the $3.5 million of outstanding principal amount due under promissory notes held by former stockholders of INT’L.com, Inc., a company acquired by Lionbridge in May 2000, resulting in the repayment in full of all outstanding principal under such promissory notes. Lionbridge also used a portion of the net proceeds to repay the $750,000 of outstanding principal amount due under a subordinated promissory note to a former stockholder of International Language Engineering, an obligation assumed in 1999 by Lionbridge’s wholly owned subsidiary, INT’L.com, representing the repayment in full of all outstanding principal under such subordinated promissory note. In addition, the Company paid all amounts outstanding under its line of credit facility with Silicon Valley Bank. In connection with these repayments of debt, the Company recognized a net charge of $2.1 million for the year ended December 31, 2003, representing the unamortized discount and deferred financing charges associated with the extinguished debt.

In March 2003, Lionbridge extended the term of its line of credit facility through April 1, 2005 and increased the facility by $2.0 million to $15.0 million with a modification to certain financial covenants from the prior facility. The facility initially bears interest at the lender’s prime rate plus 1% (5.0% at December 31, 2003) and may be adjusted downward if the Company achieves certain operating results, to the lender’s prime rate, but no less than 4.5%. As of December 31, 2003, there were no amounts outstanding under this facility.

The following table shows cash and cash equivalents, working capital, net cash provided by (used in) operating activities, net cash used in investing activities, and net cash provided by financing activities for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003	2002	2001
Cash and cash equivalents	$29,496,000	$10,916,000	$11,711,000
Working capital	38,838,000	6,734,000	2,248,000
Net cash provided by (used in) operating activities	(1,606,000)	1,215,000	(6,719,000)
Net cash used in investing activities	(23,210,000)	(3,518,000)	(684,000)
Net cash provided by financing activities	42,785,000	640,000	2,505,000

Lionbridge’s working capital increased $32.1 million to $38.8 million at December 31, 2003 as compared to $6.7 million at December 31, 2002. The increase was primarily due to the $70.4 million in net proceeds from the Company’s issuance of 12,340,000 common shares in a follow-on public offering, net of the repayment of $30.2 million of debt and the payment of $22.0 million for the acquisition of Mentorix. As of December 31, 2003, cash totaled $29.5 million, an increase of $18.5 million from $10.9 million at December 31, 2002; accounts receivable and work in process totaled $33.3 million, an increase of $9.9 million from $23.4 million at December 31, 2002; and other current assets increased by $134,000, year over year. Current liabilities totaled $26.4 million, a decrease of $3.6 million from $30.0 million at December 31, 2002.

Net cash used in operating activities was $1.6 million in 2003, as compared to net cash provided by operations of $1.2 million in 2002. The primary uses of cash in 2003 included a $5.8 million increase in accounts receivable and work-in-process, largely the result of increased revenue during the period, and a $5.0 million net reduction in accounts payable and accrued expenses, primarily related to improvements in the Company’s vendor management program. This use of cash was reduced in part by $7.0 million in net adjustments for depreciation, amortization and other non-cash expenses, including $2.1 million of accelerated recognition of discount on debt and deferred financing charges on the early repayment of debt.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the increase in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

In 2002, net cash provided by operations was $1.2 million, and in 2001, net cash used in operations was $6.7 million. Cash provided by or used in operations during these periods, was used primarily to fund the net losses of $4.8 million and $24.5 million incurred during these years, respectively, offset in whole in 2002, and in part in 2001, by depreciation, amortization and other non-cash expenses, and changes in operating assets and liabilities. Changes in operating assets and liabilities were largely the result of Lionbridge’s business operations during these periods in addition to the receipt in 2001 of a tax refund of $5.0 million related to the pre-acquisition operations of Data Dimensions

Net cash used in investing activities increased $19.7 million to $23.2 million in 2003 as compared to 2002. The primary investing activity for the year was $22.0 million for the acquisition of Mentorix, net of cash acquired and to a lesser extent, purchases of equipment. Net cash used in investing activities was $3.5 million in 2002 and $684,000 in 2001. The primary investing activity for these periods was the purchases of equipment and the acquisitions of eTesting in 2002 and Quality Group Labs and Data Dimensions both in 2001.

Net cash provided by financing activities increased $42.1 million to $42.8 million in 2003, from $640,000 in 2002. The primary financing source of funds during 2003 was the $70.4 million in net proceeds from the Company’s issuance of 12,340,000 common shares from a follow-on public offering and $2.7 million in proceeds from the issuance of common stock under option and employee stock purchase plans. The primary use of funds from financing activities during the year was the repayment of $30.2 million of debt during the third quarter of 2003.

Net cash provided by financing activities was $640,000 in 2002, primarily the result of proceeds from the issuance of, as well as a net increase in, short-term debt, and proceeds from the issuance of common stock, primarily to fund the net loss of $3.5 million incurred during the period, offset in part by depreciation, amortization and other non-cash expenses, and changes in operating assets and liabilities.

Net cash provided by financing activities amounted to $2.5 million in 2001, primarily the result of the issuance of $5.0 million of notes, partially offset by repayments of long-term and short-term obligations.

As of December 31, 2003, Lionbridge had $15.0 million available for borrowing under its bank line of credit which represented the total available under the line.

Lionbridge’s future financing requirements will depend upon a number of factors, including its operating performance and increases in operating expenses associated with growth in its business. Lionbridge anticipates that its present cash position and available financing should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future.

Contractual Obligations

The following table summarizes Lionbridge’s contractual cash obligations at December 31, 2003 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(In thousands)
Capital leases	$401	$234	$167	$—	$—
Operating leases	25,385	4,506	6,851	2,946	11,082

	$25,786	$4,740	$7,018	$2,946	$11,082

As of December 31, 2003, Lionbridge did not have any material long-term debt obligations, purchase obligations, or other material long-term commitments reflected on its consolidated balance sheet.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

On December 17, 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements”. SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB No. 104 did not have a material impact on our financial position or results of operations.

On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Since Lionbridge does not currently have such financial instruments, the adoption of SFAS No. 150 did not affect the Company’s financial position or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our financial position or results of operations.

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

Lionbridge’s revenue and results of operations could be negatively affected by the delay of its clients’ product releases and production schedules or the loss of a major client.

A significant portion of Lionbridge’s revenue is linked to the product release cycles and production schedules of its clients, and to certain key clients. As a result, Lionbridge performs varying amounts of work for specific clients from year to year based on their product release cycles and production schedules. A major client in one year may not have use for a similar level of Lionbridge’s services in another year. In addition, Lionbridge derives a significant portion of its revenues from large projects and programs for a limited number of clients. In 2003, Lionbridge’s largest client accounted for 19% of its revenue and its five largest clients accounted for approximately 45% of its revenue. As a result, the loss of any major client or a significant reduction in a large project’s scope could materially reduce Lionbridge’s revenue and cash flow, and adversely affect its ability to maintain profitability.

Lionbridge’s results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.

Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 25% and 55% of its costs and expenses for the quarter ended December 31, 2003 and for the year ended December 31, 2003, respectively, were denominated in foreign currencies. In addition, 28% of its assets were recorded in foreign currencies as of December 31, 2003 while 30% of its liabilities were recorded in foreign currencies as of December 31, 2003. The principal foreign currencies applicable to our business are the Euro and the Yen. As a result, Lionbridge is exposed to foreign currency exchange fluctuations. Lionbridge has not historically tried to reduce its exposure to exchange rate fluctuations by using hedging transactions; however, it may choose to do so in the future. Recently, the U.S. dollar has been volatile relative to foreign currencies, particularly the Euro and the Yen. Therefore, Lionbridge has experienced exchange rate losses as a result of fluctuations in non-U.S. dollar denominated assets and liabilities and changes in revenue and expense mix in various subsidiaries operating in non-U.S. dollar denominated functional currencies. If Lionbridge is unsuccessful in reducing foreign currency exchange rate risk, Lionbridge may experience additional foreign currency fluctuations which may significantly harm its revenue, cash flow and results of operations, as well as Lionbridge’s ability to achieve and maintain profitability as it continues to grow its business.

Potential fluctuations in Lionbridge’s quarterly results make financial forecasting difficult and could affect its common stock trading price.

As a result of fluctuations in Lionbridge’s revenues tied to foreign currency fluctuations, its clients’ release cycles, the three- to nine-month length of its typical sales cycle, historical growth, acquisitions, the emerging nature of the markets in which it competes, global economic conditions and other factors outside its control, Lionbridge believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful. You should not rely on the results of any one quarter as an indication of Lionbridge’s future performance. Lionbridge may not experience revenue increases in future years comparable to the revenue increases in some prior years. There have been quarters in the past in which Lionbridge’s results of operations have fallen below the expectations of securities analysts and investors and this may occur in the future. If in a future quarter Lionbridge’s results of operations were to fall below the expectations of securities analysts and investors, the trading price of its common stock would likely decline.

Lionbridge’s goodwill and other intangible assets represent a significant portion of its assets; any impairment of its goodwill will adversely impact its net income, and Lionbridge may never realize the full value of its goodwill and other intangible assets.

Lionbridge’s acquisitions have resulted in the creation of significant goodwill and other intangible assets. Intangible assets (other than goodwill) are generally amortized over a three to five-year period. Goodwill is not amortized, but is subject to an impairment test, with any excess goodwill carrying value written off in the period of determination. Lionbridge assesses its goodwill for impairment on an annual basis and whenever events and circumstances indicate that goodwill may be impaired. At December 31, 2003, Lionbridge had goodwill and other acquisition-related intangible assets of approximately $35.2 million, net of accumulated amortization, which represented approximately 33% of its total assets. Lionbridge will continue to incur non-cash charges in connection with the amortization of its intangible assets, other than goodwill, over their remaining respective useful lives.

In the future, as events or changes in circumstances indicate that the carrying amount of its goodwill and other intangible assets may not be recoverable; Lionbridge will evaluate the carrying value of its intangible assets and may take a charge to its earnings. Any future determination requiring the write-off of a significant portion of unamortized goodwill and other intangible assets could adversely affect Lionbridge’s ability to achieve and maintain profitability.

Lionbridge’s business may be harmed by defects or errors in the services it provides to its clients.

Many of the services Lionbridge provides are critical to its clients’ businesses. Lionbridge maintains general liability insurance, including coverage for errors and omissions. Defects or errors in the services it provides could result in delayed or lost client revenue, adverse reaction to its clients from their end users and, ultimately, toward Lionbridge, claims against Lionbridge, negative publicity and additional costs to correct errors or defects. Lionbridge cannot assure you that its general liability and errors and omissions insurance coverage will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claims.

If Lionbridge fails to attract and retain professional staff, its ability to complete its projects and obtain new projects could suffer.

Lionbridge’s potential failure to attract and retain qualified employees could impair its ability to complete existing projects and bid for or obtain new projects and, as a result, could have a material adverse effect on its business and revenue. Lionbridge’s ability to grow and increase its market share largely depends on its ability to hire, train, retain and manage highly skilled employees, including project managers and technical, sales and marketing personnel. In addition, Lionbridge must make sure its employees maintain their technical expertise and business skills. Lionbridge cannot assure you that it will be able to attract a sufficient number of qualified employees or that it will successfully train and manage the employees it hires to allow Lionbridge to carry out its operating plan.

Lionbridge may be unable to continue to grow at its historical growth rates or to manage its growth effectively.

Growth is a key component of increasing the value of Lionbridge. Since its inception, Lionbridge’s business has grown significantly and it anticipates additional future growth. This growth places a significant demand on management and operational resources. In order to manage growth effectively, Lionbridge must continue to evolve its operational systems. This additional growth may further strain Lionbridge’s management and operational resources. Lionbridge’s growth could also be adversely affected by many other factors, including economic downturns. As a result of these concerns, Lionbridge cannot be sure that it will continue to grow, or, if it does grow, that it will be able to maintain its overall historical growth rate.

Uncertainty in the technology market could affect Lionbridge’s ability to achieve operating plans.

A substantial portion of Lionbridge’s revenue is derived from technology companies. Many technology companies have experienced severe slowdowns in their businesses and operations beginning in 2001 and continuing during 2002 and 2003, and may continue to experience these slowdowns in the future. A continued slowdown in the technology market may have a negative impact on Lionbridge’s ability to achieve its operating plans.

Difficulties presented by international economic, political, legal, health, accounting and business factors could negatively affect Lionbridge’s business in international markets.

A large component of Lionbridge’s operations is its ability to conduct business in international markets. As a result, Lionbridge’s business is subject to political and economic fluctuations in various countries. In addition, as Lionbridge continues to employ and retain personnel throughout the world and apply varying employment laws, it may face difficulties in integrating such personnel on a cost-efficient basis. To date, Lionbridge has been able to successfully staff its international operations, but if Lionbridge continues to expand its operations, it may become more difficult to manage its business. Lionbridge conducts business and has operations and clients throughout the world. Lionbridge’s and its clients’ ability to conduct business may also be affected by wars, political unrest, terrorism or the impact of diseases such as SARS. If Lionbridge fails to manage these operations successfully, its ability to service its clients and grow its business will be seriously impeded.

Lionbridge may have difficulty in identifying and competing for acquisition opportunities.

Lionbridge’s business strategy includes the pursuit of strategic acquisitions. Lionbridge currently does not have commitments or agreements with respect to any of these acquisitions. In executing its acquisition strategy, Lionbridge may be unable to identify suitable acquisition candidates. In addition, Lionbridge can expect to face competition from other companies for acquisition candidates, making it more difficult to acquire suitable companies on favorable terms.

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

Despite the investment of these management and financial resources, and completion of due diligence with respect to these efforts, an acquisition may not produce the revenue, earnings or business synergies that Lionbridge anticipated, and an acquired service or technology may not perform as expected for a variety of reasons, including:

•	difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

•	failure of acquired technologies and services to perform as expected;

•	risks of entering markets in which Lionbridge has no, or limited, prior experience;

•	expenses of any undisclosed or potential legal liabilities of the acquired company;

•	the applicability of rules and regulations that might restrict Lionbridge’s ability to operate; and

•	the potential loss of key employees of the acquired company.

If Lionbridge fails to keep pace with changing technologies, it may lose clients.

Lionbridge’s market is characterized by rapidly changing client requirements and evolving technologies and industry standards. If Lionbridge cannot keep pace with these changes, its business could suffer. The Internet’s continued growth and strong influence in Lionbridge’s industry magnifies these characteristics. To achieve its goals, Lionbridge needs to continue to develop strategic business solutions and methodologies that keep pace with continuing changes in industry standards, information technology and client preferences or it will not be able to successfully serve its clients.

Lionbridge competes in highly competitive markets.

The markets for Lionbridge’s services are very competitive. Lionbridge cannot assure you that it will compete successfully against these competitors in the future. Some of these companies have longer operating histories, significantly greater resources and greater name recognition than Lionbridge. If Lionbridge fails to be competitive with these companies in the future, it may lose market share and its revenue could decline.

There are relatively few barriers preventing companies from competing with Lionbridge. Although Lionbridge owns proprietary technology, Lionbridge does not own any patented or other technology that, by itself, precludes or inhibits others from entering its market. As a result, new market entrants also pose a threat to its business. In addition to Lionbridge’s existing competitors, Lionbridge may face further competition in the future from companies that do not currently offer globalization or testing services. Lionbridge may also face competition from internal globalization and testing departments of Global 2000 and large emerging companies. Technology companies, information technology services companies, business process outsourcing companies, Web consulting firms, technical support call centers, hosting companies and content management providers may choose to broaden their range of services to include globalization or testing as they expand their operations internationally. Lionbridge cannot assure you that it will be able to compete effectively with potential future competitors.

Lionbridge will continue to depend on intellectual property rights to protect its proprietary technologies, although it may not be able to successfully protect these rights.

Lionbridge relies on its proprietary technology to enhance some of its service offerings. Lionbridge’s policy is to enter into confidentiality agreements with its employees, outside consultants and independent contractors. Lionbridge also uses patent, trademark, trade secret and copyright law in addition to contractual restrictions to protect its technology. Notwithstanding these precautions, it may be possible for a third party to obtain and use Lionbridge’s proprietary technology without authorization. Although Lionbridge holds registered or pending United States patents and foreign patents covering certain aspects of its technology, it cannot be sure of the level of protection that these patents will provide. Lionbridge may have to resort to litigation to enforce its intellectual property rights, to protect trade secrets or know-how, or to determine their scope, validity or enforceability. Enforcing or defending its proprietary technology is expensive, could cause diversion of Lionbridge’s resources and may not prove successful. The laws of other countries may afford Lionbridge little or no effective protection of its intellectual property rights.

Lionbridge has an accumulated deficit and may not be able to continue to operate profitably.

For the year ended December 31, 2003, Lionbridge achieved an operating profit of $7.5 million. However, prior to 2003, since inception, Lionbridge incurred substantial losses and may incur losses in the future. Lionbridge has an accumulated deficit of $106.0 million as of December 31, 2003. Lionbridge intends to continue to invest in internal expansion, infrastructure, select acquisitions and its sales and marketing efforts. Lionbridge cannot assure you that it will continue to operate profitably in the future.

The market price of Lionbridge common stock may be volatile.

Lionbridge’s stock price has been extremely volatile, in part due to the historically low trading volume of its stock. The market price of Lionbridge common stock may be affected by many factors, including:

•	fluctuations in Lionbridge’s financial results;

•	actions of Lionbridge clients or competitors;

•	future sales of Lionbridge common stock by a significant stockholder;

•	changes in market valuations of services companies;

•	Lionbridge’s announcement of significant contracts, acquisitions, strategic alliances, or capital commitments;

•	additions or departures of key clients or officers;

•	futures sales of Lionbridge common stock into the public market; and

•	worldwide economic and political conditions.

Any adverse impact attributable to any of the foregoing factors may cause the market price of Lionbridge common stock to drop significantly.

In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of Lionbridge’s common stock.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Lionbridge is exposed to market risk related to changes in interest rates and foreign currency exchange fluctuation. Lionbridge does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk.    Lionbridge is exposed to market risk from changes in interest rates with respect to its line of credit with a commercial bank. There were no amounts outstanding as of December 31, 2003 under this facility. In addition, Lionbridge’s ability to finance future acquisition through debt transactions may be impacted if it is unable to obtain appropriate debt financing at acceptable rates. Lionbridge is exposed to market risk from changes in interest rates through its investing activities. Lionbridge’s investment portfolio consists primarily of investments in high-grade commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediate available liquidity or their short maturity.

Foreign Currency Exchange Rate Losses.    The majority of Lionbridge’s contracts with clients are denominated in U.S. dollars. However, 55% and 49% of its costs and expenses in 2003 and 2002, respectively, were denominated in foreign currencies. Twenty-eight percent and 38% of its assets were recorded in foreign currencies as of December 31, 2003 and 2002, respectively. Thirty percent and 23% of its liabilities were recorded in foreign currencies as of December 31, 2003 and 2002, respectively. Therefore, Lionbridge is exposed to foreign currency exchange risks. Lionbridge has not historically tried to reduce its exposure to exchange rate fluctuations by using hedging transactions. However, it may choose to do so in the future. There are no assurances that Lionbridge may be able to do this successfully. Accordingly, Lionbridge may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

Item 8.    Financial Statements and Supplementary Data

Lionbridge’s consolidated financial statements together with the related notes and the report of PricewaterhouseCoopers LLP, independent auditors, are set forth beginning on page F-1 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures.    As of December 31, 2003, Lionbridge, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2003.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Stock Performance Graph”, “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report”, nor the Audit Committee Charter attached as an appendix thereto, to be incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2004.

Item 10.    Directors and Executive Officers of the Registrant

Certain information relating to directors and executive officers of Lionbridge is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2004, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2003.

Lionbridge has adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer, and principal accounting officer. A copy of the code of ethics is available on Lionbridge’s Web site.

Item 11.    Executive Compensation

Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2004, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information relating to security ownership of certain beneficial owners and management is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2004, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2003. See Item 5, Market for Registrant’s Common Equity and Related Stockholders Matters for information on securities for issuance under equity compensation plans.

Item 13.    Certain Relationships and Related Transactions

Certain information relating to certain relationships and related transactions is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2004, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2003.

Item 14.    Principal Auditor Fees and Services.

Information regarding principal auditor fees and services is set forth under “Principal Auditor Fees and Services” in Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2004, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2003.

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

(3)	Exhibits

Exhibit No.	Exhibit

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Form of Amended and Restated By-laws of Lionbridge (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	Employee Stock Purchase Plan, as amended on April 7, 2003 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2003 and incorporated by reference herein).

Exhibit No.	Exhibit

10.2**	1998 Stock Plan, as amended and restated (filed as Exhibit 10.1 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.3**	Form of Restricted Stock Agreement between the Company and certain employees dated as of January 2, 2002 (filed as Exhibit 10.3 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.4*,**	Form of Restricted Stock Agreement under the 1998 Stock Plan

10.5**	Employment Agreement dated as of December 23, 1996 between Lionbridge Technologies, Inc. and Rory J. Cowan (filed as Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.6**	Employment Agreement dated as of February 24, 1997 between Lionbridge Technologies, Inc. and Myriam Martin-Kail (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.7**	Employment Agreement dated as of February 11, 1997 between Lionbridge Technologies, Inc. and Stephen J. Lifshatz (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.8	Lease dated as of January 1, 1998 between Corke Abbey Investments Limited and Lionbridge Technologies Ireland (filed as Exhibit 10.36 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.9	Lease dated as of March 1, 1991 between Corke Abbey Investments and Andrews Travel Consultants Limited; Assignment to European Language Translations Limited as of March 12, 1993 (filed as Exhibit 10.37 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.10	Lease dated as of September 14, 1990 between Corke Abbey Investments Limited and European Language Translations Limited (filed as Exhibit 10.38 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.11	Agreement dated as of December 4, 1998 between the Industrial Development Agency (Ireland) and Lionbridge (filed as Exhibit 10.39 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.12**	Form of Non-Competition Agreement as entered into between Lionbridge and each of Rory J. Cowan and Stephen J. Lifshatz, (filed as Exhibit 10.41 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.13	Senior Subordinated Note Purchase Agreement by and among Lionbridge, Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of March 9, 1999 (filed as Exhibit 10.44 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.14	Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of March 9, 1999 (filed as Exhibit 10.45 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.15	First Amended and Restated Senior Subordinated Note Purchase Agreement by and between Lionbridge and Capital Resource Lenders III, L.P. dated as of February 26, 1999 (filed as Exhibit 10.46 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

Exhibit No.	Exhibit

10.16	Senior Subordinated Note Purchase Agreement by and between Lionbridge Technologies Holdings B.V. and Capital Resource Lenders III, L.P. dated as of February 26, 1999 (filed as Exhibit 10.47 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.17	Form of Senior Subordinated Promissory Notes issued pursuant to Senior Subordinated Note Purchase Agreements (filed as Exhibit 10.48 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.18	Letter Agreements amending each of the Senior Subordinated Note Purchase Agreements (filed as Exhibit 10.49 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.19	First Amendment to lease dated as of June 29, 1999 between Bay Colony Corporate Center LLC and Lionbridge (filed as Exhibit 10.48 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 1999 and incorporated herein by reference).

10.20	Second Amendment to lease dated as of December 10, 1999 between Bay Colony Corporate Center LLC and Lionbridge (filed as Exhibit 10.49 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 1999 and incorporated herein by reference).

10.21**	Harvard Translations, Inc. 1997 Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.22**	IC Global Services, Inc. 1998 Stock Plan (Amended and Restated April 6, 1999) (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.23**	International Language Engineering Corporation Amended and Restated 1997 Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.24	Letter Agreement by and between Capital Resource Lenders III, L.P., Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors II Annex, L.P. and Lionbridge Technologies, Inc. dated March 27, 2001 (filed as Exhibit 10.70 to the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-26933) and incorporated herein by reference).

10.25	Letter Agreement by and between Capital Resource Lenders III, L.P., Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors II Annex, L.P. and Lionbridge Technologies Holdings, B.V. dated March 27, 2001 (filed as Exhibit 10.71 to the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-26933) and incorporated herein by reference).

10.26	Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 8, 2001 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

10.27	Amendment No. 1 to Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 16, 2001 (filed as Exhibit 2.2 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

10.28	Loan and Security Agreement between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc. and Silicon Valley Bank dated as of June 28, 2001 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

Exhibit No.	Exhibit

10.29	Loan Agreement between Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank dated as of June 28, 2001 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.30	Guarantee between Lionbridge Technologies, Inc. and Silicon Valley bank dated as of June 28, 2001 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.31	Warrant to Purchase Stock of Lionbridge dated as of June 28, 2001 issued to Silicon Valley Bank (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.32	Note and Warrant Purchase Agreement between Lionbridge Technologies, Inc. and Capital Resource Partners IV, L.P. dated as of June 29, 2001 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.33	Promissory note between Lionbridge Technologies, Inc. and Capital Resource Partners IV, L.P. dated as of October 31, 2001 (filed as Exhibit 10.36 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.34	Warrant to Purchase Stock of Lionbridge dated as of June 29, 2001 issued to Capital Resource Partners IV, L.P. (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.35	Guarantee between each of the direct or indirect subsidiaries of Lionbridge Technologies, Inc. in favor of Capital Resource Partners IV, L.P. dated as of June 29, 2001 (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.36	Loan Document Modification Agreement between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc., Data Dimensions, Inc., and Silicon Valley Bank dated as of September 24, 2001 (field as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.37**	Data Dimensions, Inc. 1988 Incentive Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.38**	Data Dimensions, Inc. 1997 Stock Option Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.39**	ST Labs Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.40	Office Lease between Flatirons Cottonwood, Inc. and International Language Engineering Corporation dated as of December 28, 2001 (filed as Exhibit 10.47 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.41	Amendment to First Amended and Restated Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings, Inc., Capital Resource Lenders III, L.P. and Capital Resource Investment Partners III, L.L.C. dated as of December 31, 2001 (filed as Exhibit 10.48 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2001 and incorporated by reference herein).

Exhibit No.	Exhibit

10.42	Amendment to First Amended and Restated Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings B.V., Capital Resource Lenders III, L.P. and Capital Resource Investment Partners III, L.L.C. dated as of December 31, 2001 (filed as Exhibit 10.49 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2001 and incorporated by reference herein).

10.43	Amendment to Note Agreement among Lionbridge Technologies Holdings, B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2003 and incorporated by reference herein).

10.44	Amendment to Senior Subordinated Promissory Note between Lionbridge Technologies Holdings B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of December 31, 2001 (filed as Exhibit 10.50 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2001 and incorporated by reference herein).

10.45	Amendment to Note Agreement among Lionbridge Technologies Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003 (filed as Exhibit 10.3 to the quarterly report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2003 and incorporated by reference herein).

10.46	Amendment to Senior Subordinated Promissory Note among Lionbridge Technologies Holdings, Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of December 31, 2001 (filed as Exhibit 10.51 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2001 and incorporated by reference herein).

10.47	Second Amendment to Lease by and between Cornerstone Suburban Office, L.P. and Lionbridge Technologies, Inc. dated as of February 28, 2002 (filed as Exhibit 10.53 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2001 and incorporated by reference herein).

10.48	Loan Document Modification Agreement (No. 2) dated as of April 29, 2002 by and among Silicon Valley Bank, INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc, Lionbridge Technologies California, Inc. and Data Dimensions, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002 and incorporated by reference herein).

10.49	Guarantee Modification Agreement (No. 1) dated as of April 29, 2002 by and between Lionbridge Technologies, Inc. and Silicon Valley Bank (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002 and incorporated by reference herein) .

10.50	Loan Document Modification Agreement (No. 1) dated as of April 29, 2002 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002 and incorporated by reference herein).

10.51	Allonge dated as of April 29, 2002 by and between Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002 an incorporated by reference herein).

10.52	Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

Exhibit No.	Exhibit

10.53	Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.54	Common Stock Purchase Warrant issued to Capital Resource Lenders III, L.P. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.55	Common Stock Purchase Warrant issued to CRP Investment Partners III, L.P. (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.56	Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P dated as of August 1, 2002 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.57	Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P dated as of August 1, 2002 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.58	Common Stock Purchase Warrant issued to Morgan Stanley Venture Capital Fund II Annex, L.P. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.59	Common Stock Purchase Warrant issued to Morgan Stanley Venture Investors Annex, L.P. (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.60	Sublease Agreement between Weber Group Inc., and INT’L.com, Inc. dated as of April 26, 2002 (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.61**	Non-competition Agreement between the Company and Paula Shannon dated November 1, 1999 (filed as Exhibit 10.65 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2002 and incorporated by reference herein).

10.62	Lease agreement dated as of October 7, 2002 between eTesting Labs, Inc. and Southport Business Park Limited Partnership, including the Guaranty by Lionbridge (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002 and incorporated by reference herein).

10.63	Bank Modification Agreement No. 3 between Silicon Valley Bank, INT’L.com, Inc., International Language Engineering, Inc., eTesting Labs, Inc., Harvard Translations, Inc., Data Dimensions, Inc. and Lionbridge Technologies, Inc. dated as of September 20, 2002 (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002 and incorporated by reference herein).

10.64	Consent of Lionbridge Technologies, Inc. to guarantee the obligations of eTesting Labs, Inc. under the Bank Modification Agreement No. 3 between Silicon Valley Bank, INT’L.com, Inc., International Language Engineering, Inc., eTesting Labs, Inc., Harvard Translations, Inc., Data Dimensions, Inc. and Lionbridge Technologies, Inc. dated as of September 20, 2002 (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002 and incorporated by reference herein).

Exhibit No.	Exhibit

10.65	Amended and Restated Promissory Note in the principal amount of $10,000,000 issued to Silicon Valley Bank on September 20, 2002 (filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002 and incorporated by reference herein).

10.66	Sublease agreement dated as of July 19, 2002 between Lionbridge Technologies, Inc. and Deutsche Financial Services Corporation (filed as Exhibit 10.16 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002 and incorporated by reference herein).

10.67	Lease agreement dated as of September 13, 2002 between Lionbridge Technologies, Inc. and Bay Colony Corporate Center LLC (filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002 and incorporated by reference herein).

10.68*	Leave and license agreement dated as of November 3, 2002 between Mentorix Learning Technologies Private Limited and Lake View Developers

10.69*	Lease agreement dated as of December 8, 2003 between VeriTest Inc. and Imation Corp.

10.70	Loan Modification Agreement (No. 2) dated as of March 28, 2003 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank (filed as Exhibit 10.73 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2002 and incorporated by reference herein).

10.71	Loan Modification Agreement (No. 4) dated as of March 28, 2003 by and among Lionbridge US, Inc., VeriTest, Inc., and Silicon Valley Bank (filed as Exhibit 10.74 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2002 and incorporated by reference herein).

10.72	Registration Rights Agreement among Lionbridge Technologies, Inc. and the Investors named therein, dated as of April 29, 2003 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-269333) for the quarter ended March 31, 2003 and incorporated by reference herein).

10.73	Registration Rights Agreement among Lionbridge Technologies, Inc. and the Investors named therein, dated as of June 6, 2003 (filed as Exhibit 99.1 to the Registration Statement on Form S-3 (File No. 333-106309) and incorporated by reference herein).

10.74	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2003 and incorporated by reference herein).

10.75**	Change of Control Plan dated as of July 14, 2003 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended June 30, 2003 and incorporated by reference herein).

10.76**	Form of Change of Control Agreement dated as of July 14, 2003 for Messrs. Cowan and Lifshatz, and Ms. Shannon and Ms. Martin-Kail (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended June 30, 2003 and incorporated by reference herein).

10.77	Agreement and Plan of Reorganization among Lionbridge, Mountain Acquisition Corp., Mentorix Technologies, Inc. and the shareholders of Mentorix Technologies, Inc. dated as of September 9, 2003 (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2003 and incorporated herein by reference).

10.78*,**	Non-competition Agreement between the Company and Henri Broekmate dated April 2, 2001.

10.79	Amendment to the Senior Subordinated Promissory Note among Lionbridge Technologies Holdings B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003 (filed as Exhibit 10.1 to the Registration Statement on Form S-3/A (File No. 000-269333) and incorporated by reference herein).

Exhibit No.	Exhibit

10.80	Amendment to the Senior Subordinated Promissory Note among Lionbridge Technologies, Inc. and Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003 (filed as Exhibit 10.1 to the Registration Statement on Form S-3/A (File No. 000-269333) and incorporated by reference herein).

14	Lionbridge Technologies, Inc. Code of Conduct (filed as Exhibit 14 to the quarterly report on Form 10-Q (file No. 000-269333) for the quarter ended September 30, 2003 and incorporated by reference herein).

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Rule 13a-14(a) / 15d-14(a) Certification

31.2*	Rule 13a-14(a) / 15d-14(a) Certification

32.1*	Certification of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s chief financial officer, as required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).

(b) Reports on Form 8-K:

On October 2, 2003, the Company filed a Current Report on Form 8-K reporting the completion of its acquisition of Mentorix Technologies, Inc.

On October 27, 2003, the Company filed a Current Report on Form 8-K reporting financial information relating to its financial results for the quarter ended September 30, 2003.

On December 1, 2003, the Company filed a Current Report on Form 8-K/A reporting pro-forma combined consolidated financial statements relating to its acquisition of Mentorix Technologies, Inc.

(c) Exhibits:

Lionbridge hereby files as part of this Form 10-K the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the Securities and Exchange Commission in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference rooms. Securities and Exchange Commission filings are also available to the public from commercial document retrieval services and at the Web site maintained by the Securities and Exchange Commission at http://www.sec.gov.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Lionbridge Technologies, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Lionbridge Technologies, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

January 28, 2004

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$29,496	$10,916
Restricted cash	338	352
Accounts receivable, net of allowances of $591 and $425 at December 31, 2003 and 2002, respectively	24,653	17,303
Work in process	8,609	6,062
Other current assets	2,188	2,054

Total current assets	65,284	36,687
Property and equipment, net	4,445	5,013
Goodwill	34,994	15,142
Other intangible assets, net	191	551
Other assets	1,076	771

Total assets	$105,990	$58,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$—	$3,215
Accounts payable	8,318	8,570
Accrued compensation and benefits	5,956	6,163
Accrued outsourcing	3,054	2,971
Accrued merger and restructuring	255	819
Other accrued expenses	4,779	4,352
Deferred revenue	3,850	3,753
Other current liabilities	234	110

Total current liabilities	26,446	29,953

Long-term debt, less current portion and net of discount of $2,288	—	24,728
Other long-term liabilities	1,914	1,769
Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 46,340,587 and 31,729,001 shares issued and outstanding at December 31, 2003 and 2002, respectively	464	318
Additional paid-in capital	181,661	107,429
Accumulated deficit	(106,029)	(108,561)
Deferred compensation	(1,251)	(373)
Accumulated other comprehensive income	2,785	2,901

Total stockholders’ equity	77,630	1,714

Total liabilities and stockholders’ equity	$105,990	$58,164

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2003	2002	2001
Revenue	$141,706	$118,319	$101,204
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	85,859	71,272	63,123
Sales and marketing	12,983	11,600	11,342
General and administrative	29,666	29,396	30,521
Research and development	613	1,194	2,297
Depreciation and amortization	3,298	3,027	3,861
Amortization of acquisition-related intangible assets	470	528	6,651
Merger, restructuring and other charges	943	—	2,853
Stock-based compensation	421	851	565

Total operating expenses	134,253	117,868	121,213

Income (loss) from operations	7,453	451	(20,009)
Interest expense:
Interest on outstanding debt	1,893	3,189	2,453
Accretion of discount on debt	356	610	839
Accelerated recognition of discount and deferred financing costs on early repayment of debt	2,139	—	—
Interest income	(89)	(35)	(127)
Other expense, net	288	1,534	838

Income (loss) before income taxes	2,866	(4,847)	(24,012)
Provision for (benefit from) income taxes	334	(62)	439

Net income (loss)	$2,532	$(4,785)	$(24,451)

Net income (loss) per share of common stock:
Basic	$0.07	$(0.15)	$(0.83)
Diluted	$0.06	$(0.15)	$(0.83)
Weighted average number of shares outstanding:
Basic	37,406	31,632	29,528
Diluted	40,551	31,632	29,528

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Subscriptions Receivable	Treasury Stock		Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Par Value					Shares	Amount
Balance at January 1, 2001	27,561,640	$276	$91,087	$(79,325)	$(1,690)	$(102)	41,197	$(167)	$1,105	$11,184
Issuance of common stock in connection with business combinations	2,662,804	27	12,858							12,885
Assumption of options and warrants in connection with business combinations			1,179							1,179
Amortization of deferred compensation					565					565
Reversal of deferred compensation due to option forfeitures			(484)		484					—
Stock options exercised	448,460	4	142							146
Issuance of common stock under employee stock purchase plans	73,763	1	113							114
Issuance of warrants in connection with debt financing			853							853
Issuance of common stock in connection with private placement	460,000	5	248							253
Retirement of treasury stock	(41,197)	(1)	(166)				(41,197)	167		—
Compensation expense from stock option modifications			15							15
Comprehensive loss:
Net loss				(24,451)						(24,451)	$(24,451)
Other comprehensive income:									705	705	705

Comprehensive loss											$(23,746)

Balance at December 31, 2001	31,165,470	312	105,845	(103,776)	(641)	(102)	—	—	1,810	3,448

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(Amounts in thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Subscriptions Receivable	Treasury Stock		Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Par Value					Shares	Amount
Issuance of restricted stock	298,500	3	534		(537)					—
Reversal of deferred compensation due to option and restricted stock forfeitures	(4,000)		(52)		52					—
Amortization of deferred compensation					753					753
Stock options exercised	130,347	1	144							145
Issuance of common stock under employee stock purchase plans	78,684	1	102							103
Issuance of warrants in connection with debt financing			598							598
Collection of subscriptions receivable						102				102
Compensation expense from stock option modifications			98							98
Issuance of common stock in connection with business combinations	60,000	1	160							161
Comprehensive loss:
Net loss				(4,785)						(4,785)	$(4,785)
Other comprehensive income:
Translation adjustment									1,091	1,091	1,091

Comprehensive loss											$(3,694)

Balance at December 31, 2002	31,729,001	318	107,429	(108,561)	(373)	—	—	—	2,901	1,714
Issuance of restricted stock	156,000	2	1,323		(1,325)					—
Reversal of deferred compensation due to option and restricted stock forfeitures	(43,351)		(77)		26					(51)
Amortization of deferred compensation					421					421
Stock options exercised	1,040,873	11	2,558							2,569
Issuance of common stock under employee stock purchase plans	67,587		174							174
Warrants exercised	1,050,477	10	(10)							—
Issuance of common stock related to follow-on offering	12,340,000	123	70,264							70,387
Comprehensive income:
Net income				2,532						2,532	$2,532
Other comprehensive income:
Translation adjustment									(116)	(116)	(116)

Comprehensive income											$2,416

Balance at December 31, 2003	46,340,587	$464	$181,661	$(106,029)	$(1,251)	$—	—	$—	$2,785	$77,630

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$2,532	$(4,785)	$(24,451)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangible assets	470	528	6,651
Stock-based compensation and debt financing costs	609	851	565
Accretion of discount on debt	356	610	839
Accelerated recognition of discount and deferred financing costs on early repayment of debt	2,139	—	—
Impairment of long-lived assets	—	—	336
Depreciation and amortization	3,298	3,027	3,861
Provision for doubtful accounts	40	(229)	520
Other	34	(7)	51
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,930)	1,379	2,409
Work in process	(1,829)	(1,306)	3,463
Income taxes receivable	—	—	4,950
Other current assets	142	(210)	1,254
Other assets	89	313	166
Accounts payable	(2,006)	1,245	981
Accrued compensation and benefits	(1,183)	1,213	(3,548)
Accrued outsourcing	(333)	340	(2,045)
Accrued merger and restructuring	(304)	(1,642)	1,975
Other accrued expenses	(1,194)	39	(4,176)
Deferred revenue	(536)	(151)	(520)

Net cash provided by (used in) operating activities	(1,606)	1,215	(6,719)

Cash flows from investing activities:
Purchases of property and equipment	(1,224)	(1,449)	(1,402)
Proceeds from sale of property and equipment	—	98	—
Payments for businesses acquired, net of cash acquired	(21,986)	(2,167)	718

Net cash used in investing activities	(23,210)	(3,518)	(684)

Cash flows from financing activities:
Proceeds from issuance of short-term debt and equipment financing	—	75	5,000
Net increase (decrease) in other short-term debt	(18,167)	325	(1,722)
Proceeds from issuance of long-term debt	—	—	—
Payments of long-term debt	(11,998)	—	(1,063)
Proceeds from issuance of common stock under option and employee stock purchase plans	2,743	248	260
Proceeds from other issuances of common stock	70,387	—	253
Payments of capital lease obligations	(180)	(110)	(223)
Collection of subscriptions receivable	—	102	—

Net cash provided by financing activities	42,785	640	2,505

Net increase (decrease) in cash and cash equivalents	17,969	(1,663)	(4,898)
Effects of exchange rate changes on cash and cash equivalents	611	868	(132)
Cash and cash equivalents at beginning of year	10,916	11,711	16,741

Cash and cash equivalents at end of year	$29,496	$10,916	$11,711

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation:

Nature of the Business

Lionbridge Technologies, Inc. and its subsidiaries (collectively, “Lionbridge” or the “Company”) provide a suite of outsourced services that enable clients to develop, release, manage and maintain their technology applications and content globally. The Company serves global organizations in the technology, consumer, retail, industrial, life sciences, financial services and manufacturing industries. Lionbridge’s suite of services includes product and content globalization and software and hardware testing and certification. Lionbridge’s globalization services, including internationalization, software localization, application development and maintenance, translation, and multilingual content management enable worldwide release and ongoing maintenance of products and content in multiple languages. Lionbridge’s testing services enable clients to achieve superior product quality and reduce downstream support costs, while its product certification and benchmark testing services confirm that independent software vendors’ applications meet industry-defined standards for quality and deliver measurable performance against competitive offerings. Lionbridge has its head office in the United States, with operations in France, Germany, Ireland, the Netherlands, Brazil, China, Japan, South Korea, India and the United States.

The Company anticipates that its existing capital resources, including the extension of its line of credit, and cash flows from operations will be adequate to satisfy its capital requirements for at least one year from the balance sheet date. To the extent that capital resources are less than expected or operating objectives are not achieved, management is committed to pursuing alternative financing arrangements or reducing expenditures as necessary to meet the Company’s cash requirements throughout 2004. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce certain discretionary spending to provide adequate liquidity.

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

Revenue Recognition

Lionbridge recognizes revenue from the provision of services to its customers primarily on a percentage-of-completion method of accounting, based primarily on labor costs incurred to date as a percentage of management’s estimate of total costs of individual projects. Anticipated losses by project, if any, are recognized in the period in which determined. Amounts billed in excess of revenue recognized are recorded as deferred revenue.

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were approximately $473,000, $108,000 and $282,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The functional currency for each of Lionbridge’s foreign operations is predominantly the local currency of the country in which those operations are based. Revenues and expenses of foreign operations are translated into U.S. dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. dollars at year-end rates of exchange. The Company has reflected a resulting translation loss of $116,000 for the year ended December 31, 2003 and gains of $1.1 million and $705,000 for the years ended December 31, 2002 and 2001, respectively, in accumulated other comprehensive income, which is a component of stockholders’ equity. These unrealized gains and losses are primarily attributable to the fluctuation in value between the U.S. dollar and the Euro. For the purpose of disclosure of comprehensive income (loss), Lionbridge does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as Lionbridge intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Realized and unrealized foreign currency transaction gains or losses, arising from exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currencies, are included in other expense, net in the consolidated statements of operations and were losses of $319,000, $1.5 million and $838,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Cash Equivalents

The Company considers all investments with an original maturity of three months or less to be cash equivalents. Included in cash equivalents at December 31, 2003 and 2002 are funds held in money market accounts.

Work in Process

Work in process represents the value of work performed but not yet billed. Work in process is calculated on a project-by-project basis using a percentage-of-completion method based on total anticipated project costs (primarily labor costs) and is stated at cost plus estimated profit, but not in excess of net realizable value. Billing of amounts in work in process occurs according to customer-agreed payment schedules or upon completion of specified project milestones. All of Lionbridge’s projects in work in process are expected to be billed and collected within one year.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, the Company discontinued the amortization of goodwill and, therefore, the results of operations, for the years ended December 31, 2003 and 2002 exclude goodwill

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization expense. For years prior to January 1, 2002, goodwill was being amortized on a straight-line basis over five years. In accordance with SFAS 142, goodwill is now reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The review is a two-step process beginning with an estimation of the fair value of the related reporting unit. The first step is to review for impairment and the second step is to measure the amount of the impairment, if one is indicated by the first step. The fair value amounts are determined by discounting future cash flows of the related reporting unit as developed by management.

Also in accordance with SFAS 142, the Company evaluated the useful lives assigned to its other intangible assets, which resulted in no changes to such useful lives. Additionally, the Company transferred an amount of $270,000, previously identified as acquired workforce on a prior acquisition, to goodwill as of January 1, 2002.

Other intangible assets arose from the acquisitions of VeriTest, Inc. (“VeriTest”) in January 1999, International Language Engineering Corporation (“ILE”) in May 2000, and Mentorix in September 2003 and consist of the following, which have been or are being amortized on a straight-line basis over the following estimated useful lives:

Estimated Useful Life
VeriTest:
Trade name	5 years
ILE:
Installed customer base	5 years
Completed technology	3 years
Mentorix:
Internally developed software	3 years

Long-Lived Assets

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets, including other intangibles assets and property and equipment, in accordance with Statements of Financial Accounting Standards No. 144, “Accounting for Impairment of Long-Lived Assets,” if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Long-lived assets, other than goodwill and other intangible assets, which are held for disposal are recorded at the lower of carrying value or fair market value less the estimated cost to sell.

Income Taxes

Current income taxes are recorded based on statutory obligations for the current operating period for the various countries in which the Company has operations.

Deferred income taxes are recognized based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net Income (Loss) per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding including vested shares of restricted stock. For purposes of calculating

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and warrants, as determined using the treasury stock method.

Accounting for Stock-Based Compensation

The Company has stock-based employee compensation plans which are described more fully in Note 8 to these consolidated financial statements. Lionbridge accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of Lionbridge’s common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value of common stock at the date of grant, Lionbridge records that difference multiplied by the number of shares under option as deferred compensation, which is then amortized over the vesting period of the options.

Lionbridge accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123 (“SFAS No. 123”), “Accounting for Stock-based Compensation”, to stock-based employee compensation:

	2003	2002	2001
Net income (loss), as reported	$2,532,000	$(4,785,000)	$(24,451,000)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	421,000	851,000	565,000
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,386,000)	(1,711,000)	(4,047,000)

Pro forma net loss	$(433,000)	$(5,645,000)	$(27,933,000)

Net income (loss) per share:
Basic, as reported	$0.07	$(0.15)	$(0.83)
Basic, pro forma	$(0.01)	$(0.18)	$(0.95)
Net income (loss) per share:
Diluted, as reported	$0.06	$(0.15)	$(0.83)
Diluted, pro forma	$(0.01)	$(0.18)	$(0.95)

The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model. The following assumptions were used for options granted: (i) weighted-average risk free interest rates of 2.8%, 3.2%, and 4.8% for 2003, 2002 and 2001, respectively, (ii) weighted-average expected option lives of 4.0 years for each of 2003, 2002 and 2001, (iii) no expected dividend yield, and (iv) an expected volatility factor of 86.0% for 2003, 93.0% for 2002, and 94.0% for 2001. The weighted average fair value of options granted during 2003, 2002 and 2001 were $4.94, $1.19 and $3.24, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates are used when accounting for the collectibility of receivables, calculating revenue using a percentage-of-completion method, and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company’s management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

Concentrations of Credit Risk and Significant Customers

Financial instruments which potentially subject Lionbridge to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivables. The Company places its cash and cash equivalents with financial institutions with high credit standing. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. One customer accounted for approximately 14% and 20% of the consolidated accounts receivable at December 31, 2003 and 2002, respectively. Lionbridge generally does not require collateral or other security against trade receivable balances; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

Fair Value of Financial Instruments

Financial instruments, including cash equivalents, accounts receivable, accounts payable and debt, are carried in the consolidated financial statements at amounts that approximate fair values at December 31, 2003 and 2002. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.

Recent Accounting Pronouncements

On December 17, 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements”. SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB No. 104 did not have a material impact on our financial position or results of operations.

On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Since Lionbridge does not currently have such financial instruments, the adoption of SFAS No. 150 did not affect the Company’s financial position or results of operations.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our reported financial position or results of operations.

3.    Property and Equipment:

Property and equipment consisted of the following at December 31:

	2003	2002
Computer software and equipment	$18,638,000	$16,101,000
Furniture and office equipment	3,507,000	2,571,000
Leasehold improvements	1,992,000	1,853,000

	24,137,000	20,525,000
Less: Accumulated depreciation and amortization	(19,692,000)	(15,512,000)

	$4,445,000	$5,013,000

Depreciation and amortization expense was $3.3 million, $3.0 million and $3.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

4.    Business Acquisitions:

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2003 have resulted in the recognition of approximately $59.7 million of goodwill and other intangibles on its balance sheet.

Acquisitions in the three year period ended December 31, 2003 were as follows:

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

$14,314,000

During 2003, goodwill recorded in connection with the acquisition of Data Dimensions was reduced by $244,000 due to the reversal of excess acquisition date accruals on vacant premises.

eTesting Labs, Inc.

In July 2002, Lionbridge acquired eTesting Labs Inc. (“eTesting”), a subsidiary of Ziff Davis Media Inc. The acquisition was accounted for using the purchase method of accounting. Total purchase consideration was $2.2 million, consisting of an initial cash payment of $1.0 million made at the closing date. Subsequent to the closing date, Lionbridge paid an additional $1.2 million in cash in connection with the purchase. Other acquisition costs totaling $17,000 are also included as part of the total purchase price. In connection with the acquisition, Lionbridge recorded $992,000 of goodwill.

The allocation of the purchase price, including direct costs of acquisition was based on the fair values of the acquired assets and liabilities assumed as follows:

Accounts receivable	$755,000
Other current assets	211,000
Property and equipment	1,921,000
Customer contract obligations	(648,000)
Restructuring reserves	(142,000)
Other current liabilities	(857,000)
Goodwill	992,000

$2,232,000

During 2003, goodwill recorded in connection with the acquisition of eTesting was reduced by $90,000 due to the reversal of excess acquisition date accruals on vacant premises.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mentorix Technologies, Inc.

In September 2003, Lionbridge acquired all of the capital stock of Mentorix Technologies, Inc., a California corporation, and its Mumbai-India based subsidiary, Mentorix Learning Technologies Pvt. Ltd. (collectively, “Mentorix”), an application code developer and eLearning content provider. The acquisition was accounted for using the purchase method of accounting. Total purchase consideration was $28.7 million, consisting of a cash payment of $28.2 million made at closing ($21.5 million, net of cash acquired with the business) and an additional $520,000 of direct acquisition costs. In connection with the acquisition, Lionbridge recorded $20.4 million of goodwill. Additionally, the Company recorded $110,000 in intangible assets associated with internally developed software.

The allocation of the purchase price, including direct costs of acquisition was based on the fair values of the acquired assets and liabilities assumed as follows:

Current assets	$9,292,000
Property and equipment	1,066,000
Other long term assets	352,000
Current liabilities	(1,767,000)
Acquired contract liability, long term	(760,000)
Other long term liabilities	(16,000)
Acquired internally-developed software	110,000
Goodwill	20,385,000

$28,662,000

Pro Forma Disclosures (Unaudited)

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2003, 2002 and 2001 assume that the 2003 acquisition of Mentorix occurred as of January 1, 2002 and that the 2002 acquisitions of eTesting and Data Dimensions occurred as of January 1, 2001.

	2003	2002	2001
Revenue	$152,946,000	$128,705,000	$119,078,000
Net income (loss)	6,398,000	(4,906,000)	(39,811,000)
Net income (loss) per share of common stock:
Basic	$0.17	$(0.16)	$(1.24)
Diluted	$0.16	$(0.16)	$(1.24)

For each period presented, the pro forma results include estimates of the interest expense on debt used to finance the purchases and the amortization of intangible assets. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred at the beginning of the periods presented or that may be obtained in the future.

5.    Goodwill and Other Intangible Assets:

Effective January 1, 2002, the Company adopted the provisions of SFAS 142. SFAS 142 required an initial impairment test of goodwill and indefinite-lived intangibles to be completed in the year of adoption. An annual impairment test was also required in the year of adoption and is required in all future periods. During 2003, the Company completed goodwill impairment tests as of December 31, 2003 and determined in both cases that the fair value of each reporting unit exceeded the carrying value of the net assets of each respective reporting unit. Accordingly, no goodwill impairment was recognized. The impairment review is based upon estimated future discounted cash flows. Estimating future cash flows requires management to make projections that can differ

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

materially from actual results. The provisions of SFAS 142 were effective for periods after adoption and retroactive application was not permitted. Therefore, the historical results of periods prior to 2002 in the Company’s consolidated statements of operations do not reflect the effect of SFAS 142. The following information represents adjusted net income (loss) and net income (loss) per share as if SFAS 142 has been applicable at the beginning of the periods presented:

	2003	2002	2001
Reported net income (loss)	$2,532,000	$(4,785,000)	$(24,451,000)
Add back:
Goodwill amortization, net of tax effect	—	—	5,600,000

Adjusted net income (loss)	$2,532,000	$(4,785,000)	$(18,851,000)

Reported net income (loss) per share—basic	$0.07	$(0.15)	$(0.83)
Reported net income (loss) per share—diluted	$0.06	$(0.15)	$(0.83)
Add back:
Goodwill amortization, net of tax effect	—	—	0.19

Adjusted net income (loss) per share—basic and diluted	$0.07	$(0.15)	$(0.64)
Adjusted net income (loss) per share—basic and diluted	$0.06	$(0.15)	$(0.64)

The carrying amount of goodwill totaled $35.0 million and $15.1 million as of December 31, 2003 and 2002, respectively. Changes in the carrying amount of goodwill, net, on a total consolidated basis and by segment for the years ended December 31, 2003 and 2002 consisted of the following:

	2003			2002
	Globalization	Testing	Total	Globalization	Testing	Total
Balance, beginning of the year	$6,983,000	$8,159,000	$15,142,000	$6,884,000	$6,736,000	$13,620,000
Goodwill acquired	20,385,000	—	20,385,000	—	1,153,000	1,153,000
Reclassification of VeriTest acquired workforce	—	—	—	—	270,000	270,000
Reversal of accruals on vacant premises	—	(334,000)	(334,000)	—	—	—
Goodwill adjustment from NOL utilization	(199,000)	—	(199,000)	99,000	—	99,000

Balance, end of the year	$27,169,000	$7,825,000	$34,994,000	$6,983,000	$8,159,000	$15,142,000

Included in “Other intangible assets, net” in the Company’s consolidated balance sheets are other intangible assets that are subject to amortization in accordance with SFAS 142. The following table summarizes other intangible assets as of December 31, 2003 and 2002, respectively:

	2003			2002
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
VeriTest trade name	$505,000	$505,000	$—	$505,000	$404,000	$101,000
ILE installed customer base	1,800,000	1,710,000	90,000	1,800,000	1,350,000	450,000
Mentorix internally developed software	110,000	9,000	101,000	—	—	—

	$2,415,000	$2,224,000	$191,000	$2,305,000	$1,754,000	$551,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated annual amortization expense related to these intangible assets is $127,000, $37,000 and $27,000 for the years ended December 31, 2004, 2005 and 2006 respectively.

6.    Debt:

There was no debt outstanding at December 31, 2003. Debt consisted of the following at December 31, 2002:

Lines of credit	$10,501,000
Notes payable to stockholders	5,500,000
Subordinated debt, net of discount of $2,288,000	11,693,000
Equipment financing facility	249,000

Total debt, less discount	27,943,000
Less current portion	3,215,000

Long-term debt, less current portion and discount	$24,728,000

During the third quarter of 2003, Lionbridge used a portion of the net proceeds from the sale of shares of its common stock to repay $6.0 million of principal due under certain of Lionbridge’s senior subordinated notes held by Capital Resource Lenders and two partnerships sponsored by Morgan Stanley Venture Capital, representing the repayment in full of all outstanding principal under such notes. Lionbridge also repaid the $8.0 million of outstanding principal amount under a promissory note held by Capital Resource Lenders, representing the repayment in full of all outstanding principal under such note. Lionbridge also used a portion of the net proceeds to repay the $750,000 of outstanding principal amount due under a subordinated promissory note to a former stockholder of International Language Engineering, an obligation assumed in 1999 by Lionbridge’s wholly owned subsidiary, INT’L.com, representing the repayment in full of all outstanding principal under such note. In addition, the Company repaid all amounts outstanding under its line of credit facility with Silicon Valley Bank. In connection with these repayments of debt, the Company recognized a charge of $2.1 million, representing the unamortized discount and deferred financing charges associated with the extinguished debt.

In May 2002, terms of certain subordinated debt agreements with Capital Resource Lenders III, L.P. (“CRP”) were amended to extend the maturity date of the notes, having an aggregate principal balance of $5.0 million, to April 30, 2004. In conjunction with the amendment, Lionbridge issued warrants for the purchase of up to 400,000 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. One-quarter of the shares issuable under the warrants were vested at the time of issuance and the remaining shares vested ratably each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants, valued at $551,000 in the aggregate, had been recorded as a deferred financing cost and are were amortized as interest expense over the remaining term of the notes, resulting in interest expense of $161,000 and $184,000 for the years ended December 31, 2003 and 2002, respectively. An incremental $207,000 was recognized as accelerated deferred financing costs in July 2003 upon early repayment of this debt. In June 2003, the holders exercised these warrants to purchase a total of 249,427 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 169,135 shares at a fair market value of $5.25 per share. In August 2003, the holders exercised the remaining amount of shares issuable under these warrants to purchase an additional 37,355 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 29,004 shares at a fair market value of $7.56 per share.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2002, terms of the subordinated debt agreements with Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. were amended to extend the maturity date of the notes, having an aggregate principal balance of $1.0 million, to July 31, 2003. In conjunction with the amendment, Lionbridge issued warrants for the purchase of up to 50,612 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. One-quarter of the shares issuable under the warrants vested at the time of issuance and the remaining shares vested ratably each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants, valued at $47,000 in the aggregate, were recorded as a deferred financing cost and were amortized as interest expense over the remaining term of the notes, resulting in interest expense of $27,000 and $20,000 for the years ended December 31, 2003 and 2002, respectively. In September 2003, the holders exercised these warrants in full to purchase an additional 50,612 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 40,489 shares at a fair market value of $8.45 per share.

In June 2001, Lionbridge entered into a subordinated debt agreement with CRP pursuant to which Lionbridge issued a 12% promissory note in the amount of $5.0 million and a warrant to purchase 900,000 shares of common stock at a price of $0.80 per share (the “2001 Warrant”). Under the terms of this agreement, if principal and accrued interest due under the note were not paid on October 31, 2001, the note would automatically convert into a new note with essentially identical terms but with a principal amount of $8.0 million. Lionbridge elected not to repay the principal and interest due under the note on October 31, 2001, and accordingly, as of that date, the note converted into a note in the principal amount of $8.0 million due on September 30, 2006, with interest payable quarterly in arrears at 12% per year. The $3.0 million discount on the new note was accreted through interest expense over the period from November 1, 2001 to July 31, 2003. The note was repaid in full in August 2003. The fair value ascribed to the 2001 Warrant of $738,000 was recorded as an initial discount on subordinated notes payable and was amortized to interest expense through October 2001, the term of the original note. Accretion of $356,000 and $610,000 was recorded for the years ended December 31, 2003 and 2002, respectively. In June 2003, the holder exercised its warrant in full to purchase a total of 900,000 shares of common stock at an exercise price of $0.80 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 762,857 shares at a fair market value of $5.25 per share.

Line of Credit

In June 2001, Lionbridge entered into a line of credit agreement with Silicon Valley Bank, a commercial bank. Under the terms of the agreement, Lionbridge was able to borrow up to $13.0 million, based on the value of certain current assets worldwide. Borrowings outstanding under the line of credit agreement are collateralized by the Company’s accounts receivable. In April 2002, the line of credit agreement was amended to extend the maturity date to April 1, 2003, and was subsequently amended in March 2003 to extend the maturity date to April 1, 2005. In conjunction with the 2002 amendment, Lionbridge paid a commitment fee of $206,000, which was recorded as a deferred financing cost and amortized as interest expense through April 1, 2003. In connection with the 2003 amendment, the Company increased the facility by $2.0 million to $15.0 million. As amended in March 2003, the facility bears interest at the lender’s prime rate plus 1% (5.0% at December 31, 2003) and may be adjusted if the Company achieves certain operating results, down to the lender’s prime rate plus ½%. Loan commitment fees associated with this 2003 amendment totaled $230,000, and are being amortized ratably as interest expense through April 1, 2005. In May 2003, the commercial bank exercised a warrant to purchase a total of 75,000 shares of common stock at an exercise price of $1.81 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 35,652 shares at a fair market value of $3.45 per share. As of December 31, 2003, Lionbridge had no borrowings outstanding, and $15.0 million is available for borrowing under this bank line of credit.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Commitments and Contingencies:

Lease Commitments

The Company leases certain equipment and office space under noncancelable agreements and leases which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases at December 31, 2003 were as follows:

Year ending December 31,
2004	$4,506,000
2005	3,797,000
2006	3,054,000
2007	1,747,000
2008	1,199,000
Thereafter	11,082,000

$25,385,000

Lionbridge recorded total rental expense of $5.5 million, $5.8 million and $4.6 million in 2003, 2002 and 2001, respectively.

Guarantor Arrangements.

When as part of an acquisition the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. In June 2001, the Company acquired all of the stock of Data Dimensions, Inc., in July 2002, the Company acquired all of the stock of eTesting Labs, Inc. and in September 2003, the Company acquired all of the stock of Mentorix. Since those dates, the Company has not received any claims for events that occurred prior to the acquisitions. While the provisions of the agreements are still in effect, the Company believes that the probability of receiving a claim at this point in connection with the acquisition of Data Dimensions, Inc. and eTesting Labs, Inc. is unlikely at this point. Lionbridge is indemnified by the former shareholders of Mentorix for liabilities attributable to the period prior to the acquisition that were not accrued by Mentorix. Accordingly, the Company has no liabilities recorded for these guarantees as of December 31, 2003.

Lionbridge enters into services agreements in the ordinary course of business with its customers. Most of these agreements require us to indemnify the customers against third party claims alleging that deliverables provided by Lionbridge infringe on a patent, copyright or other proprietary rights. Certain of these agreements require Lionbridge to indemnify the customers against certain claims relating to property damage, personal injury or the acts or omissions of Lionbridge, its employees, agents or representatives.

In connection with its credit facility with Silicon Valley Bank, Lionbridge has agreed to guarantee the obligations of its subsidiaries under the terms such facility. From time to time, Lionbridge may guarantee the performance by its subsidiaries of contractual obligations to customers under the terms of services agreements entered into with customers in the ordinary course of business.

Based upon Lionbridge’s historical experience, contractual limitations of liability applicable to such indemnities, and information known as of December 31, 2003, the Company believes its liability on the above guarantees and indemnities at December 31, 2003 is immaterial.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Stockholders’ Equity:

Private Placements of Common Stock

In August 2001, Lionbridge sold 460,000 shares of its common stock at $0.55 per share, the then fair market value, to its Chairman and Chief Executive Officer for aggregate consideration of $253,000 in a private placement.

In August 2003, Lionbridge issued 12,340,000 shares of its common stock at $6.10 per share in a follow-on public offering for total consideration of $70.4 million, net of underwriting costs and other expenses.

Stock-Based Compensation

During 1999, Lionbridge recorded deferred compensation in connection with options granted at exercise prices below the then fair market value of Lionbridge’s common stock totaling $3.8 million, representing the aggregate difference between the estimated fair market value of Lionbridge’s common stock on the date of grant and the exercise price of each option. This deferred compensation was amortized over the four-year vesting period of the related options.

In January 2002, Lionbridge recorded deferred compensation of $537,000, representing the then fair market value of 298,500 shares of restricted common stock issued to certain employees. These restricted shares vest ratably after one and two years of continued employment with the Company. In September 2003, Lionbridge recorded deferred compensation of $513,000, representing the fair market value of 66,000 shares of restricted common stock issued to certain employees at that time. In October 2003, the Company recorded deferred compensation of $812,000, representing the fair market value of 90,000 shares of restricted common stock issued to certain employees at that time. The restricted shares issued in 2003 vest ratably over four years from the date of grant on each anniversary date. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company.

Total amortization of deferred compensation was $421,000, $753,000 and $565,000 in the years ended December 31, 2003, 2002 and 2001, respectively. In June 2002, additional stock-based compensation expense of $98,000 was recorded relating to the modification of previously granted stock options. Additionally, $26,000, $52,000 and $484,000 of deferred compensation has been reversed due to the forfeiture or cancellation of the underlying restricted stock or options for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock Option Exchange Program

In January 2002, the Board approved a key employee stock option exchange program (the “Exchange Program”) for a select group of key employees, including the Executive Officers. The Exchange Program provided certain key employees of the Company the opportunity to cancel their previously granted stock options with exercise prices in excess of $5.00 per share in exchange for new options to be granted no sooner than six months and one day from the date of cancellation. On July 22, 2002, six months and one day from the date of the cancellation, the Compensation Committee granted options to those participants who chose in January to cancel stock options, with the exercise price of the new options equal to $1.56 per share, the fair market value of the Company’s common stock on that date. The number of shares of common stock subject to new options equals the number of shares subject to the exchanged options. The vesting of the new options commences on the date of grant and is the same as the vesting schedule of the exchanged options: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. The other terms and conditions of the new options are the same as those of the exchanged options. Lionbridge exchanged options to purchase an aggregate of 690,549 shares of common stock, representing 65% of the shares subject to options that were eligible to be exchanged under the program.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

Lionbridge’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The Purchase Plan allows for the issuance of 1,000,000 shares of Lionbridge’s common stock to eligible employees. Under the Purchase Plan, Lionbridge is authorized to make a series of offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering is equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower. The Company issued 67,587, 78,684 and 73,763 shares of common stock during 2003, 2002 and 2001, respectively, pursuant to the Purchase Plan at a weighted average price per share of $2.57, $1.31 and $1.55, respectively. There were 748,738 shares available for future issuance under the Purchase Plan at December 31, 2003.

Stock Option Plans

Lionbridge’s 1998 Stock Option Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options. As amended through May 2002, the maximum number of shares of common stock available for issuance under the Plan is 9,722,032 shares. Options to purchase common stock are granted at the discretion of the Board of Directors. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter . Stock options generally expire ten years (five years in certain cases) from the date of grant.

Under the terms of the Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Harvard Translations and INT’L.com, both acquired in May 2000, also maintained stock option plans which were assumed by Lionbridge and provided for grants of options to officers, consultants and employees that expire ten years (five years in certain cases) from date of grant. The stock option grants generally vest over four to five years except for certain options that have acceleration clauses effective upon certain circumstances including a change of ownership or control. Upon the mergers of Harvard Translations and INT’L.com into Lionbridge, Lionbridge assumed options for the purchase of 742,584 shares of common stock. No further options will be granted under these plans.

Data Dimensions maintained stock option plans, which provided for grants to employees and directors that generally expire five years from the date of grant. The stock options generally vest over four years. Upon the acquisition of Data Dimensions, Lionbridge assumed options for the purchase of 408,911 shares of Lionbridge common stock. No further options will be granted under these plans.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions involving all plans for the period from January 1, 2001 to December 31, 2003 are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2001	3,836,055	$6.44
Granted at fair value	3,780,211	4.73
Exercised	(448,460)	0.33
Canceled	(1,397,116)	9.49

Outstanding at December 31, 2001	5,770,690	5.06
Granted at fair value	1,621,025	1.78
Exercised	(130,347)	1.11
Canceled	(1,357,163)	8.63

Outstanding at December 31, 2002	5,904,205	3.44
Granted at fair value	1,506,200	7.77
Exercised	(1,040,873)	2.47
Canceled	(436,035)	4.65

Outstanding at December 31, 2003	5,933,497	4.62

The table below shows options exercisable, the weighted average exercise price of options exercisable and options available for future grant for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003	2002	2001
Options exercisable	2,491,666	2,513,968	1,873,997
Weighted average exercise price of options exercisable	$4.45	$4.43	$6.24
Options available for future grant	318,479

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.15	168,903	3.1 years	$0.15	168,903	$0.15
0.30	51,925	4.1 years	0.30	51,925	0.30
0.45	1,751	4.3 years	0.45	1,751	0.45
0.90-1.31	99,007	6.7 years	1.14	55,757	1.11
1.40-2.03	2,222,396	7.9 years	1.61	829,939	1.55
2.10-2.80	487,518	8.4 years	2.48	122,793	2.52
3.19-3.59	773,500	7.0 years	3.20	434,059	3.20
4.92-7.25	361,074	6.6 years	5.64	239,050	5.51
7.50-10.21	1,665,982	8.7 years	9.19	495,295	8.32
11.38-17.03	28,507	6.2 years	13.36	26,194	13.53
17.94-18.65	59,213	6.1 years	17.96	52,279	17.96
40.55-59.36	3,041	3.1 years	52.70	3,041	52.70
65.48-89.06	6,484	3.8 years	79.15	6,484	79.15
107.40-146.06	4,006	3.6 years	138.61	4,006	138.61
173.56	190	3.7 years	173.56	190	173.56

$0.15-$173.56	5,933,497	7.7 years	$4.62	2,491,666	$4.45

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Income Taxes:

The components of the provision for (benefit from) income taxes are as follows for the years ended December 31:

	2003	2002	2001
Current:
State	$—	$(35,000)	$—
Federal	—	(392,000)	—
Foreign	334,000	266,000	424,000

Total current (benefit) provision	$334,000	$(161,000)	$424,000

Deferred:
Foreign	$—	$99,000	$15,000

The benefit from the utilization of net operating loss carryforwards in Europe during the years ended December 31, 2002 and 2001 was recorded as a reduction of goodwill of $99,000 and $15,000, respectively, rather than a tax benefit, since the deferred tax assets associated with these carryforwards had been fully reserved at the time of the original acquisition of the businesses in 1996. The Company’s provision for income taxes for the year ended December 31, 2002 included a $392,000 benefit related to a U.S. Federal income tax refund available as a result of legislative changes in 2002.

The components of the income (loss) before income taxes were as follows for the years ended December 31:

	2003	2002	2001
United States	$(2,245,000)	$(5,791,000)	$(23,943,000)
Foreign	5,111,000	944,000	(69,000)

Income (loss) before income taxes	$2,866,000	$(4,847,000)	$(24,012,000)

The consolidated deferred tax assets (liabilities) of the Company were as follows at December 31:

	2003	2002
U.S. net operating loss carryforwards	$29,153,000	$25,821,000
Foreign net operating loss carryforwards	3,444,000	2,950,000
Difference in accounting for amortization and depreciation	2,338,000	2,751,000
Nondeductible reserves and accruals	1,087,000	2,296,000
Tax credits carryforwards	826,000	308,000
Other	974,000	672,000
Valuation allowance	(37,822,000)	(34,798,000)

Net deferred tax assets	$—	$—

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, Lionbridge had net operating loss carryforwards for U.S. federal income tax purposes of approximately $75.7 million that may be used to offset future taxable income, which begin to expire in 2012. Of this amount, $4.4 million relates to deductions from the exercise of stock options. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. The Company has federal research and development tax credits which may be used to offset future income tax of approximately $148,000, which expire in 2019. Additionally, Lionbridge has net operating loss carryforwards in France of approximately $4.8 million, which will begin to expire in 2004; net operating loss carryforwards in Japan of approximately $1.5 million, which will begin to expire in 2004; net operating loss carryforwards in Canada of approximately $2.2 million, which begin to expire in 2007; net operating loss carryforwards in Brazil of approximately $297,000, which may be carried forward indefinitely; and net operating loss carryforwards in the Netherlands of approximately $1.1 million, which may be carried forward indefinitely.

At December 31, 2003, unrepatriated earnings of non-U.S. subsidiaries totaled $11.5 million. No provision for U.S. income and foreign withholding taxes has been made for substantially all unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits. The determination of the withholding taxes that would be payable upon remittance of these earnings and the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

10.    Merger, Restructuring and Other Charges:

The following table summarizes activity with respect to merger, restructuring and other charges for the years ended December 31:

	2003	2002	2001
Merger costs (credits), net	$—	$—	$(20,000)
Restructuring charges, net	943,000	—	2,537,000
Impairment of long-lived assets	—	—	336,000

	$943,000	$—	$2,853,000

Restructuring charges of $943,000 were recorded in the year ended December 31, 2003. These charges relate to costs associated with workforce reductions in the United States, France, Ireland, Japan and China, consisting of 25 technical staff, 1 sales and marketing staff member and 8 administrative staff.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2003, the consolidated balance sheet included accruals and accounts payable totaling $255,000 and $106,000, respectively, related to reserves for reorganization and integration activities in connection with its business combinations. Lionbridge currently anticipates that all restructuring, reorganization and integration accrual balances will be fully utilized by December 31, 2004.

The following table summarizes the reserve activity for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003	2002	2001
Balance, beginning of the year	$871,000	$2,442,000	$394,000
Employee severance and related charges:
Charges recorded	943,000	—	2,216,000
Revisions of estimated liabilities	(14,000)	—	(85,000)
Reclassification of an accrual balance	(68,000)	—	—
Reserves recorded on business combinations	—	103,000	1,034,000
Cash payments	(610,000)	(382,000)	(2,775,000)

	251,000	(279,000)	390,000

Lease termination costs and other charges:
Charges recorded	—	—	428,000
Revisions of estimated liabilities	(284,000)	—	(22,000)
Reserves recorded on business combinations	—	40,000	2,346,000
Cash payments	(477,000)	(1,332,000)	(1,094,000)

	(761,000)	(1,292,000)	1,658,000

Balance, end of the year	$361,000	$871,000	$2,442,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Employee Benefit Plans:

Lionbridge maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees may participate in the 401(k) plan subject to certain eligibility requirements. Under the 401(k) plan, a participant may contribute a maximum of 15% of his or her pre-tax salary, commissions and bonuses through payroll deductions (up to the statutorily prescribed annual limit—$12,000 in 2003) to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the Board of Directors, Lionbridge may make discretionary profit-sharing contributions into the 401(k) plan for all eligible employees. For the years ended December 31, 2003, 2002 and 2001, discretionary contributions totaled $239,000, $260,000, and $315,000, respectively. In addition, as of December 31, 2003, the Company maintained defined benefit pension plans for employees in the Netherlands and France, a defined contribution plan for employees in France, Germany, Ireland, the United Kingdom, and India, and a benefit retirement plan in Japan resulting in contributions charged to operations of $845,000, $887,000 and $799,000 in 2003, 2002 and 2001, respectively. In total, Lionbridge’s consolidated results of operations include employee benefit contribution charges of $1.1 million for the years ended December 31, 2003, 2002 and 2001.

Harvard Translations, INT’L.com, ILE and Data Dimensions maintained 401(k) retirement plans for employees meeting certain age and service requirements. The plans provided for voluntary employee contributions from their annual compensation as well as matching contributions by Harvard Translations, INT’L.com, ILE or Data Dimensions. There were no contributions to these plans for the years ended December 31, 2003, 2002 and 2001. Assets of the Data Dimensions plan were distributed to the participating employees in 2002, and that plan was terminated effective December 31, 2002. Assets of the Harvard Translations, INT’L.com and ILE plans were either transferred to the Lionbridge plan or were distributed to participating employees in 2003, and these plans were terminated effective December 31, 2003.

The Company has not provided the disclosures required under SFAS No. 87, “Employers’ Accounting for Pensions”, for the defined benefit pension plans as the amounts involved are immaterial to the years presented.

12.    Operating Segments and Geographical Information:

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

During 2002, the Company changed the structure of its internal organization, combining Application Development and Maintenance (ADM) with Localization to form the Globalization segment. Lionbridge has restated 2001 information in accordance with the revised organizational reporting structure.

The Globalization segment provides product localization and content globalization services that enable simultaneous worldwide release and ongoing maintenance of products and related technical support, training materials, and sales and marketing information in multiple languages. The Testing segment provides comprehensive testing of software, hardware and Web sites, as well as product certification programs. All other unallocated enterprise costs, including a $2.1 million charge recorded during the third quarter of 2003 for the accelerated recognition of discount and deferred financing costs associated with the early repayment of debt, are reflected in the “Corporate and Other” category.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents information about the reported net income (loss) of the Company for the years ended December 31, 2003, 2002 and 2001. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Globalization	Testing	Corporate and Other	Total
2003
External revenue	$102,358,000	$39,348,000	$—	$141,706,000
Cost of revenue	66,260,000	19,599,000	—	85,859,000
Depreciation and amortization	1,256,000	1,839,000	673,000	3,768,000
Other operating expenses	22,472,000	8,779,000	—	31,251,000

Segment contribution	12,370,000	9,131,000	(673,000)	20,828,000
Interest income (expense), income tax expense and other items of income (expense)	—	—	(18,296,000)	(18,296,000)

Net income (loss)	12,370,000	9,131,000	(18,969,000)	2,532,000

2002
External revenue	$91,257,000	$27,062,000	$—	$118,319,000
Cost of revenue	56,369,000	14,903,000	—	71,272,000
Depreciation and amortization	1,083,000	1,766,000	706,000	3,555,000
Other operating expenses	23,619,000	11,250,000	—	34,869,000

Segment contribution	10,186,000	(857,000)	(706,000)	8,623,000
Interest income (expense), income tax benefit and other items of income (expense)	—	—	(13,408,000)	(13,408,000)

Net income (loss)	$10,186,000	$(857,000)	$(14,114,000)	$(4,785,000)

2001
External revenue	83,954,000	17,250,000	—	101,204,000
Cost of revenue	54,008,000	9,115,000	—	63,123,000
Depreciation and amortization	2,031,000	1,558,000	6,923,000	10,512,000
Other operating expenses	18,646,000	8,802,000	—	27,448,000

Segment contribution	9,269,000	(2,225,000)	(6,923,000)	121,000
Interest income (expense), income tax expense and other items of income (expense)	—	—	(24,572,000)	(24,572,000)

Net income (loss)	$9,269,000	$(2,225,000)	$(31,495,000)	$(24,451,000)

One customer accounted for $27.2 million, or 19%, of consolidated revenue, $24.5 million, or 21%, of consolidated revenue, and $13.1 million, or 13%, of consolidated revenue for the years ended December 31, 2003, 2002 and 2001, respectively. Revenue from this customer is included in the revenue of both the Globalization and Testing segments. One customer accounted for approximately 14% and 20% of the consolidated accounts receivable at December 31, 2003 and 2002, respectively.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of Lionbridge’s operations and other financial information by geographical region follows:

	Year Ended December 31,
	2003	2002	2001
Revenue:
United States	$68,317,000	$61,377,000	$53,162,000
Ireland	45,575,000	32,853,000	18,001,000
France	12,762,000	12,401,000	13,449,000
The Netherlands	6,770,000	8,208,000	6,510,000
Germany	5,910,000	5,505,000	2,729,000
China	4,931,000	3,631,000	6,763,000
India	4,749,000	—	—
Japan	4,008,000	3,050,000	3,797,000
Korea	1,870,000	1,055,000	676,000
Other	906,000	601,000	1,654,000
Eliminations	(14,092,000)	(10,362,000)	(5,537,000)

	$141,706,000	$118,319,000	$101,204,000

Foreign revenue is presented based on the country in which projects are managed.

	December 31,
	2003	2002	2001
Long-lived assets:
United States	$2,148,000	$3,885,000	$3,428,000
India	1,375,000	—	—
Ireland	871,000	855,000	521,000
Asia	545,000	539,000	559,000
France	385,000	450,000	439,000
Other	197,000	55,000	168,000

	$5,521,000	$5,784,000	$5,115,000

Lionbridge has agreements with the Irish Industrial Development Agency regarding financial grants to its Irish subsidiaries from this agency. Under the agreements, the Irish subsidiaries may not pay dividends or otherwise distribute cash from certain reserves, including any distributions to Lionbridge.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2003	2002	2001
Interest paid	$2,784,000	$3,001,000	$1,860,000

Income taxes paid (refunded), net	$547,000	$255,000	$(4,817,000)

Noncash investing and financing activities:
Fair value of warrants issued for common stock in connection with debt		$598,000	$853,000

Additions to capital lease obligations for fixed asset purchases	$278,000	$202,000

Non-monetary exchange of trade accounts receivable for equipment		$122,000

Lionbridge acquired Mentorix in 2003. In conjunction with the purchase, liabilities were assumed as follows:
Fair value of assets acquired and goodwill	$31,205,000
Cash paid for assets acquired	(28,662,000)

Liabilities assumed	$2,543,000

Lionbridge acquired eTesting Labs in 2002. In conjunction with the purchase, liabilities were assumed as follows:
Fair value of assets acquired and goodwill		$3,879,000
Outstanding payable to Ziff Davis Media		(65,000)
Cash paid for assets acquired		(2,167,000)

Liabilities assumed		$1,647,000

Lionbridge acquired all of the outstanding capital stock of Data Dimensions in exchange for common stock valued at $12.7 million and the assumption of options and warrants valued at $1.2 million in 2001. In conjunction with the purchase, liabilities were assumed as follows:

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Valuation and Qualifying Accounts:

The following table sets forth activity in Lionbridge’s accounts receivable reserve:

Year Ended:	Balance at Beginning of Year	Charges to Operations	(Deductions)/ Recoveries	Acquired	Balance at End of Year
December 31, 2001	$699,000	$520,000	$(287,000)	$—	$932,000
December 31, 2002	932,000	(229,000)	(278,000)	—	425,000
December 31, 2003	425,000	40,000	85,000	41,000	591,000

15.    Net Income (Loss) per Share:

Shares used in calculating basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, respectively, are as follows:

	2003	2002	2001
Weighted average number of shares of common stock outstanding—basic	37,406,000	31,632,000	29,528,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	3,142,000	—	—

Weighted average number of shares of common stock outstanding—diluted	40,548,000	31,632,000	29,528,000

Options, unvested restricted stock and warrants outstanding to purchase 6,683,167 and 6,258,709 shares of common stock for the years ended December 31, 2002 and 2001, respectively, were not included in the calculations of diluted net loss per share, as their effect would be anti-dilutive.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March	11, 2004

LIONBRIDGE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ STEPHEN J. LIFSHATZ
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

Name	Title	Date

/s/ RORY J. COWAN Rory J. Cowan	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 11, 2004

/s/ STEPHEN J. LIFSHATZ Stephen J. Lifshatz	Senior Vice President, Chief Financial Officer, and Assistant Secretary (Principal Financial and Accounting Officer)	March 11, 2004

/s/ GUY L. DE CHAZAL Guy L. de Chazal	Director	March 11, 2004

/s/ CLAUDE P. SHEER Claude P. Sheer	Director	March 11, 2004

/s/ PAUL KAVANAGH Paul Kavanagh	Director	March 11, 2004

/s/ EDWARD A. BLECHSCHMIDT Edward A. Blechschmidt	Director	March 11, 2004

S-1

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2003

Exhibit No.	Exhibit

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Form of Amended and Restated By-laws of Lionbridge (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	Employee Stock Purchase Plan, as amended on April 7, 2003 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2003 and incorporated by reference herein).

10.2**	1998 Stock Plan, as amended and restated (filed as Exhibit 10.1 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.3**	Form of Restricted Stock Agreement between the Company and certain employees dated as of January 2, 2002 (filed as Exhibit 10.3 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.4*,**	Form of Restricted Stock Agreement under the 1998 Stock Plan

10.5**	Employment Agreement dated as of December 23, 1996 between Lionbridge Technologies, Inc. and Rory J. Cowan (filed as Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.6**	Employment Agreement dated as of February 24, 1997 between Lionbridge Technologies, Inc. and Myriam Martin-Kail (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.7**	Employment Agreement dated as of February 11, 1997 between Lionbridge Technologies, Inc. and Stephen J. Lifshatz (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.8	Lease dated as of January 1, 1998 between Corke Abbey Investments Limited and Lionbridge Technologies Ireland (filed as Exhibit 10.36 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.9	Lease dated as of March 1, 1991 between Corke Abbey Investments and Andrews Travel Consultants Limited; Assignment to European Language Translations Limited as of March 12, 1993 (filed as Exhibit 10.37 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.10	Lease dated as of September 14, 1990 between Corke Abbey Investments Limited and European Language Translations Limited (filed as Exhibit 10.38 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.11	Agreement dated as of December 4, 1998 between the Industrial Development Agency (Ireland) and Lionbridge (filed as Exhibit 10.39 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.12**	Form of Non-Competition Agreement as entered into between Lionbridge and each of Rory J. Cowan and Stephen J. Lifshatz, (filed as Exhibit 10.41 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

Exhibit No.	Exhibit

10.13	Senior Subordinated Note Purchase Agreement by and among Lionbridge, Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of March 9, 1999 (filed as Exhibit 10.44 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.14	Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of March 9, 1999 (filed as Exhibit 10.45 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.15	First Amended and Restated Senior Subordinated Note Purchase Agreement by and between Lionbridge and Capital Resource Lenders III, L.P. dated as of February 26, 1999 (filed as Exhibit 10.46 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.16	Senior Subordinated Note Purchase Agreement by and between Lionbridge Technologies Holdings B.V. and Capital Resource Lenders III, L.P. dated as of February 26, 1999 (filed as Exhibit 10.47 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.17	Form of Senior Subordinated Promissory Notes issued pursuant to Senior Subordinated Note Purchase Agreements (filed as Exhibit 10.48 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.18	Letter Agreements amending each of the Senior Subordinated Note Purchase Agreements (filed as Exhibit 10.49 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.19	First Amendment to lease dated as of June 29, 1999 between Bay Colony Corporate Center LLC and Lionbridge (filed as Exhibit 10.48 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 1999 and incorporated herein by reference).

10.20	Second Amendment to lease dated as of December 10, 1999 between Bay Colony Corporate Center LLC and Lionbridge (filed as Exhibit 10.49 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 1999 and incorporated herein by reference).

10.21**	Harvard Translations, Inc. 1997 Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.22**	IC Global Services, Inc. 1998 Stock Plan (Amended and Restated April 6, 1999) (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.23**	International Language Engineering Corporation Amended and Restated 1997 Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.24	Letter Agreement by and between Capital Resource Lenders III, L.P., Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors II Annex, L.P. and Lionbridge Technologies, Inc. dated March 27, 2001 (filed as Exhibit 10.70 to the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-26933) and incorporated herein by reference).

10.25	Letter Agreement by and between Capital Resource Lenders III, L.P., Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors II Annex, L.P. and Lionbridge Technologies Holdings, B.V. dated March 27, 2001 (filed as Exhibit 10.71 to the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-26933) and incorporated herein by reference).

Exhibit No.	Exhibit

10.26	Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 8, 2001 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

10.27	Amendment No. 1 to Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 16, 2001 (filed as Exhibit 2.2 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

10.28	Loan and Security Agreement between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc. and Silicon Valley Bank dated as of June 28, 2001 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.29	Loan Agreement between Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank dated as of June 28, 2001 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.30	Warrant to Purchase Stock of Lionbridge dated as of June 28, 2001 issued to Silicon Valley Bank (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.31	Note and Warrant Purchase Agreement between Lionbridge Technologies, Inc. and Capital Resource Partners IV, L.P. dated as of June 29, 2001 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.32	Promissory note between Lionbridge Technologies, Inc. and Capital Resource Partners IV, L.P. dated as of October 31, 2001 (filed as Exhibit 10.36 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.33	Warrant to Purchase Stock of Lionbridge dated as of June 29, 2001 issued to Capital Resource Partners IV, L.P. (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.34	Guarantee between each of the direct or indirect subsidiaries of Lionbridge Technologies, Inc. in favor of Capital Resource Partners IV, L.P. dated as of June 29, 2001 (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.35	Loan Document Modification Agreement between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc., Data Dimensions, Inc., and Silicon Valley Bank dated as of September 24, 2001 (field as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.36**	Data Dimensions, Inc. 1988 Incentive Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.37**	Data Dimensions, Inc. 1997 Stock Option Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.38**	ST Labs Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

Exhibit No.	Exhibit

10.39	Office Lease between Flatirons Cottonwood, Inc. and International Language Engineering Corporation dated as of December 28, 2001 (filed as Exhibit 10.47 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.40	Amendment to First Amended and Restated Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings, Inc., Capital Resource Lenders III, L.P. and Capital Resource Investment Partners III, L.L.C. dated as of December 31, 2001 (filed as Exhibit 10.48 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2001 and incorporated by reference herein).

10.41	Amendment to First Amended and Restated Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings B.V., Capital Resource Lenders III, L.P. and Capital Resource Investment Partners III, L.L.C. dated as of December 31, 2001 (filed as Exhibit 10.49 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2001 and incorporated by reference herein).

10.42	Amendment to Note Agreement among Lionbridge Technologies Holdings, B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2003 and incorporated by reference herein).

10.43	Amendment to Senior Subordinated Promissory Note between Lionbridge Technologies Holdings B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of December 31, 2001 (filed as Exhibit 10.50 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2001 and incorporated by reference herein).

10.45	Amendment to Note Agreement among Lionbridge Technologies Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2003 and incorporated by reference herein).

10.46	Amendment to Senior Subordinated Promissory Note among Lionbridge Technologies Holdings, Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of December 31, 2001 (filed as Exhibit 10.51 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2001 and incorporated by reference herein).

10.47	Second Amendment to Lease by and between Cornerstone Suburban Office, L.P. and Lionbridge Technologies, Inc. dated as of February 28, 2002 (filed as Exhibit 10.53 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2001 and incorporated by reference herein).

10.48	Loan Document Modification Agreement (No. 2) dated as of April 29, 2002 by and among Silicon Valley Bank, INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc, Lionbridge Technologies California, Inc. and Data Dimensions, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002 and incorporated by reference herein).

10.49	Guarantee Modification Agreement (No. 1) dated as of April 29, 2002 by and between Lionbridge Technologies, Inc. and Silicon Valley Bank (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002 and incorporated by reference herein) .

Exhibit No.	Exhibit

10.50	Loan Document Modification Agreement (No. 1) dated as of April 29, 2002 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002 and incorporated by reference herein).

10.51	Allonge dated as of April 29, 2002 by and between Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002 an incorporated by reference herein).

10.52	Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.53	Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.54	Common Stock Purchase Warrant issued to Capital Resource Lenders III, L.P. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.55	Common Stock Purchase Warrant issued to CRP Investment Partners III, L.P. (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.56	Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P dated as of August 1, 2002 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.57	Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P dated as of August 1, 2002 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.58	Common Stock Purchase Warrant issued to Morgan Stanley Venture Capital Fund II Annex, L.P. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.59	Common Stock Purchase Warrant issued to Morgan Stanley Venture Investors Annex, L.P. (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.60	Sublease Agreement between Weber Group Inc., and INT’L.com, Inc. dated as of April 26, 2002 (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.61**	Non-competition Agreement between the Company and Paula Shannon dated November 1, 1999 (filed as Exhibit 10.65 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2002 and incorporated by reference herein).

10.62	Lease agreement dated as of October 7, 2002 between eTesting Labs, Inc. and Southport Business Park Limited Partnership, including the Guaranty by Lionbridge (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002 and incorporated by reference herein).

Exhibit No.	Exhibit

10.63	Bank Modification Agreement No. 3 between Silicon Valley Bank, INT’L.com, Inc., International Language Engineering, Inc., eTesting Labs, Inc., Harvard Translations, Inc., Data Dimensions, Inc. and Lionbridge Technologies, Inc. dated as of September 20, 2002 (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002 and incorporated by reference herein).

10.64	Consent of Lionbridge Technologies, Inc. to guarantee the obligations of eTesting Labs, Inc. under the Bank Modification Agreement No. 3 between Silicon Valley Bank, INT’L.com, Inc., International Language Engineering, Inc., eTesting Labs, Inc., Harvard Translations, Inc., Data Dimensions, Inc.
and Lionbridge Technologies, Inc. dated as of September 20, 2002 (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002 and incorporated by reference herein).

10.65	Amended and Restated Promissory Note in the principal amount of $10,000,000 issued to Silicon Valley Bank on September 20, 2002 (filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002 and incorporated by reference herein).

10.66	Sublease agreement dated as of July 19, 2002 between Lionbridge Technologies, Inc. and Deutsche Financial Services Corporation (filed as Exhibit 10.16 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002 and incorporated by reference herein).

10.67	Lease agreement dated as of September 13, 2002 between Lionbridge Technologies, Inc. and Bay Colony Corporate Center LLC (filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002 and incorporated by reference herein).

10.68*	Leave and license agreement dated as of November 3, 2002 between Mentorix Learning Technologies Private Limited and Lake View Developers

10.69*	Lease agreement dated as of December 8, 2003 between VeriTest Inc. and Imation Corp.

10.70	Loan Modification Agreement (No. 2) dated as of March 28, 2003 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank (filed as Exhibit 10.73 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2002 and incorporated by reference herein).

10.71	Loan Modification Agreement (No. 4) dated as of March 28, 2003 by and among Lionbridge US, Inc., VeriTest, Inc., and Silicon Valley Bank (filed as Exhibit 10.74 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2002 and incorporated by reference herein).

10.72	Registration Rights Agreement among Lionbridge Technologies, Inc. and the Investors named therein, dated as of April 29, 2003 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-269333) for the quarter ended March 31, 2003 and incorporated by reference herein).

10.73	Registration Rights Agreement among Lionbridge Technologies, Inc. and the Investors named therein, dated as of June 6, 2003 (filed as Exhibit 99.1 to the Registration Statement on Form S-3 (File No. 333-106309) and incorporated by reference herein).

10.74	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2003 and incorporated by reference herein).

10.75**	Change of Control Plan dated as of July 14, 2003 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended June 30, 2003 and incorporated by reference herein).

Exhibit No.	Exhibit

10.76**	Form of Change of Control Agreement dated as of July 14, 2003 for Messrs. Cowan and Lifshatz, and Ms. Shannon and Ms. Martin-Kail (filed as Exhibit 10.2 to the quarterly report on From 10-Q (file No. 000-269333) for the quarter ended June 30, 2003 and incorporated by reference herein).

10.77	Agreement and Plan of Reorganization among Lionbridge, Mountain Acquisition Corp., Mentorix Technologies, Inc. and the shareholders of Mentorix Technologies, Inc. dated as of September 9, 2003 (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2003 and incorporated herein by reference).

10.78*,**	Non-competition Agreement between the Company and Henri Broekmate dated April 2, 2001.

10.79	Amendment to the Senior Subordinated Promissory Note among Lionbridge Technologies Holdings B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003 (filed as Exhibit 10.1 to the Registration Statement on Form S-3/A (File No. 000-269333) and incorporated by reference herein).

10.80	Amendment to the Senior Subordinated Promissory Note among Lionbridge Technologies, Inc. and Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003 (filed as Exhibit 10.1 to the Registration Statement on Form S-3/A (File No. 000-269333) and incorporated by reference herein).

14	Lionbridge Technologies, Inc. Code of Conduct (filed as Exhibit 14 to the quarterly report on Form 10-Q (file No. 000-269333) for the quarter ended September 30, 2003 and incorporated by reference herein).

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Rule 13a-14(a) / 15d-14(a) Certification

31.2*	Rule 13a-14(a) / 15d-14(a) Certification

32.1*	Certification of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s chief financial officer, as required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).