Form 10-Q
period 2004-03-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2004-05-07
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-26933

LIONBRIDGE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3398462
(State of Incorporation)	(I.R.S. Employer Identification No.)

1050 Winter Street, Waltham, MA 02451

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2004 was 46,578,845.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,808	$29,496
Restricted cash	—	338
Accounts receivable, net of allowance of $587 and $591 at March 31, 2004 and December 31, 2003, respectively	22,202	24,653
Work in process	11,390	8,609
Other current assets	2,388	2,188

Total current assets	66,788	65,284
Property and equipment, net	3,600	4,445
Goodwill	35,007	34,994
Other intangible assets, net	92	191
Other assets	885	1,076

Total assets	$106,372	$105,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,938	$8,318
Accrued compensation and benefits	7,588	5,956
Accrued outsourcing	3,937	3,054
Accrued merger and restructuring	936	255
Other accrued expenses	3,774	4,779
Deferred revenue	2,663	3,850
Other current liabilities	232	234

Total current liabilities	26,068	26,446
Long-term liabilities	2,042	1,914
Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 46,543,826 and 46,340,587 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	466	464
Additional paid-in capital	182,389	181,661
Accumulated deficit	(105,336)	(106,029)
Deferred compensation	(1,670)	(1,251)
Accumulated other comprehensive income	2,413	2,785

Total stockholders’ equity	78,262	77,630

Total liabilities and stockholders’ equity	$106,372	$105,990

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenue	$39,865	$30,851
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	24,571	18,959
Sales and marketing	3,584	2,816
General and administrative	8,150	6,933
Research and development	125	202
Depreciation and amortization	865	840
Amortization of acquisition-related intangible assets	99	115
Merger, restructuring and other charges	1,613	—
Stock-based compensation	119	156

Total operating expenses	39,126	30,021

Income from operations	739	830
Interest expense:
Interest on outstanding debt	—	764
Accretion of discount on debt	—	153
Interest income	(85)	(3)
Other expense	38	42

Income (loss) before income taxes	786	(126)
Provision for income taxes	93	103

Net income (loss)	$693	$(229)

Net income (loss) per share of common stock:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)
Weighted average number of common shares outstanding:
Basic	46,365	31,715
Diluted	48,714	31,715

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$693	$(229)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangible assets	99	115
Stock-based compensation and debt financing costs	119	237
Accretion of discount on debt	—	153
Non-cash merger, restructuring and other charges	119	—
Depreciation and amortization	865	840
Other	13	(145)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,204	561
Work in process	(2,883)	(2,015)
Other current assets	111	(128)
Other assets	192	(163)
Accounts payable	(1,312)	(963)
Accrued compensation and benefits	1,364	507
Accrued outsourcing	932	525
Accrued merger and restructuring	895	(107)
Other accrued expenses	(879)	272
Deferred revenue	(1,173)	(863)

Net cash provided by (used in) operating activities	1,359	(1,403)

Cash flows from investing activities:
Purchases of property and equipment	(248)	(399)
Proceeds from sale of property and equipment	46	—

Net cash used in investing activities	(202)	(399)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	93
Net payments of short-term debt	—	(1,000)
Proceeds from issuance of common stock under option and employee stock purchase plans	402	34
Payments of capital lease obligations	(52)	(31)

Net cash provided by (used in) financing activities	350	(904)

Net increase (decrease) in cash and cash equivalents	1,507	(2,706)
Effects of exchange rate changes on cash and cash equivalents	(195)	15
Cash and cash equivalents at beginning of period	29,496	10,916

Cash and cash equivalents at end of period	$30,808	$8,225

Supplemental disclosure:
Non-cash investing activity—additions to capital lease obligations for fixed asset purchases	$—	$142

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Accounting for Stock-Based Compensation

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

	Three Months Ended March 31,
	2004	2003
Net income (loss), as reported	$693,000	$(229,000)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	119,000	156,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,498,000)	(868,000)

Pro forma net loss	$(686,000)	$(941,000)

Net income (loss) per share:
Basic, as reported	$0.01	$(0.01)
Basic, pro forma	$(0.01)	$(0.03)
Net income (loss) per share:
Diluted, as reported	$0.01	$(0.01)
Diluted, pro forma	$(0.01)	$(0.03)

2. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	March 31, 2004	December 31, 2003
Computer software and equipment	$18,609,000	$18,638,000
Furniture and office equipment	3,485,000	3,507,000
Leasehold improvements	2,021,000	1,992,000

	24,115,000	24,137,000
Less: Accumulated depreciation and amortization	(20,515,000)	(19,692,000)

	$3,600,000	$4,445,000

3. DEBT

Lines of Credit

In June 2001, Lionbridge entered into a line of credit agreement with a commercial bank. Under the terms of the agreement, Lionbridge was able to borrow up to $13.0 million, based on the value of certain current assets worldwide. Borrowings outstanding under the line of credit agreement are collateralized by the Company’s accounts receivable. In April 2002, the line of credit agreement was amended to extend the maturity date to April 1, 2003, and was subsequently amended in March 2003 to extend the maturity date to April 1, 2005. In conjunction with the 2002 amendment, Lionbridge paid a commitment fee of $206,000, which was recorded as a deferred financing cost and amortized as interest expense through April 1, 2003. In connection with its 2003 amendment of this line of credit, the Company increased the facility by $2.0 million to $15.0 million and modified certain financial covenants thereunder. As amended in March 2003, the facility bears interest at the lender’s prime rate plus 1% (5.0% at March 31, 2004) and may be adjusted if the Company achieves certain operating results, down to the lender’s prime rate, but no less than 4.5%. Loan commitment fees associated with this extension term totaled $230,000, and are being amortized ratably as other expense through April 1, 2005. In May 2003, the commercial bank exercised its warrant, issued in June 2001, to purchase a total of 75,000 shares of common stock at an exercise price of $1.81 per share. The net exercise right was elected as the method of exercise resulting in the issuance of 35,652 shares of common stock at a fair market value of $3.45 per share. As of March 31, 2004, Lionbridge had no borrowings outstanding, and $15.0 million was available for borrowing under its bank line of credit.

4. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

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

On February 23, 2004, Lionbridge recorded deferred compensation of $510,000, representing the fair market value of 69,761 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse ratably over eighteen months from the date of grant on each nine month anniversary date. On March 3, 2004, Lionbridge recorded deferred compensation of $28,000, representing the fair market value of 3,000 shares of restricted common stock issued to an employee at that time. Restrictions on disposition lapse ratably over two years from the date of grant on each anniversary date. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. Total amortization of deferred compensation was $119,000 and $156,000 for the three-month periods ended March 31, 2004 and 2003, respectively.

5. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net income (loss) and the net change in foreign currency translation adjustment, which is the only component of accumulated other comprehensive income. Total comprehensive income was approximately $321,000 for the three-month period ended March 31, 2004, while total comprehensive loss was $273,000 for the three-month period ended March 31, 2003.

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

Shares used in calculating basic and diluted earnings per share for the three-month periods ended March 31, 2004 and 2003, respectively, are as follows:

	Three Months Ended March 31,
	2004	2003
Weighted average number of shares of common stock outstanding—basic	46,365,000	31,715,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	2,349,000	—

Weighted average number of shares of common stock outstanding—diluted	48,714,000	31,715,000

Options, unvested restricted stock and warrants outstanding to purchase 1,375,234 and 7,237,610 shares of common stock for the three-month periods ended March 31, 2004 and 2003, respectively, were not included in the calculations of diluted net loss per share, as their effect would be anti-dilutive.

7. MERGER, RESTRUCTURING AND OTHER CHARGES

During the three months ended March 31, 2004, Lionbridge recorded restructuring and other charges of $1.6 million primarily related to the integration of its India operation. The $1.6 million of restructuring and other charges included $708,000 for losses recorded on vacated facilities, $119,000 impairment of long-lived assets, and $786,000 for workforce reductions in the U.S., France, Ireland, Germany and China, consisting of forty-one technical, five administrative, and four sales staff. Lionbridge expects to complete its restructuring plan during the second quarter of 2004, resulting in additional restructuring charges.

The following table summarizes the accrual activity for the three months ended March 31, 2004 and 2003, respectively, by initiative:

	2004	2003
Beginning balance, January 1	$255,000	$871,000
Employee severance and related items:
Charges recorded	808,000	—
Revisions of estimated liabilities	(22,000)	(8,000)
Reclassification of accrual balance	—	(68,000)
Cash payments	(633,000)	(15,000)

	153,000	(91,000)

Lease termination costs and other items:
Charges recorded	708,000	—
Revisions of estimated liabilities	—	(128,000)
Cash payments	—	(144,000)

	708,000	(272,000)

Ending balance, March 31	$1,116,000	$508,000

At March 31, 2004, the consolidated balance sheet included accruals totaling $1.1 million primarily related to the integration of the Company’s India operation. Lionbridge currently anticipates that $936,000 of this total will be fully utilized within twelve months. The remaining $180,000 relates to lease obligations on unused facilities expiring through 2007 and is included in long-term liabilities.

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

The Globalization segment provides product localization and content globalization services that enable simultaneous worldwide release and ongoing maintenance of multilingual products and related technical support, training materials, and sales and marketing information. The Testing segment provides comprehensive testing of software, hardware and Web sites, as well as product certification programs. All other unallocated enterprise costs are reflected in the “Corporate and Other” category.

The table below presents information about the reported net income (loss) of the Company for the three-month periods ended March 31, 2004 and 2003. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Three Months Ended March 31,
	2004	2003
External revenue:
Globalization	$30,457,000	$22,251,000
Testing	9,408,000	8,600,000

	$39,865,000	$30,851,000

Net income (loss):
Globalization	$4,695,000	$2,682,000
Testing	1,322,000	2,012,000
Less: corporate and other expenses	(5,324,000)	(4,923,000)

	$693,000	$(229,000)

9. OTHER INTANGIBLE ASSETS

The following table summarizes other intangible assets at March 31, 2004 and December 31, 2003, respectively:

	March 31, 2004			December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
ILE installed customer base	$1,800,000	$1,800,000	$—	$1,800,000	$1,710,000	$90,000
Mentorix internally developed software	110,000	18,000	92,000	110,000	9,000	101,000

	$1,910,000	$1,818,000	$92,000	$1,910,000	$1,719,000	$191,000

Amortization expense related to the intangible assets as of March 31, 2004 is expected to be $28,000, $37,000 and $27,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

10. CONTINGENCIES

Lionbridge is a party to a proposed settlement of a purported securities class action lawsuit that was filed on or about July 24, 2001 (an amended complaint was filed on April 19, 2002) in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering. With respect to this proposed settlement in principle, since the filing of Lionbridge’s Form 10-K for the year ended December 31, 2003, settlement documents have continued to be negotiated and there have been no material developments in this proceeding as to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties, including the Company’s expectations regarding its future liquidity needs. These statements are based on various assumptions by management regarding future circumstances over many of which Lionbridge has little or no control. A number of important factors, including those identified under the captions “Factors That May Affect Future Results” in Lionbridge’s Annual Report on Form 10-K, filed March 11, 2004 (SEC File No. 000-26933) and “Risk Factors” in Lionbridge’s Registration Statements on Form S-3 (SEC File Nos. 333-106693 and 333-107753) as well as factors discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) financial and economic uncertainties among the Company’s customer base in general and in the technology sector in particular; (ii) the delay of one of Lionbridge’s clients’ product releases and production schedules or the loss of a major client; (iii) delays in the commencement or continuation of services by Lionbridge clients; (iv) Lionbridge’s ability to attract and retain key personnel; (v) Lionbridge’s potential liability for defects or errors in the solutions it provides; (vi) Lionbridge’s potential failure to keep pace with the rapidly changing requirements of its customers; (vii) the entry of additional competitors into the marketplace; (viii) foreign currency exchange rate fluctuations; (ix) political, economic and business fluctuations in domestic and international markets; (x) costs associated with and consequential to the acquisition and integration of Mentorix and benefits realized from the acquisition; (xi) costs associated with restructuring of certain European operations; (xii) future acquisitions (including the potential diversion of management attention and financial resources and the ability of acquired businesses to achieve satisfactory operating results); (xiii) difficulties in raising additional capital or other financing if needed; (xiv) difficulties presented by international economic, political, legal, health, accounting and business factors; (xv) difficulties in identifying and competing for acquisition opportunities; and (xvi) continued or worsening of the slowdown in worldwide economies and other downturns in economic conditions generally. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

As of March 31, 2004, there are no material changes in Lionbridge’s critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Lionbridge’s revenue is derived from project-by-project fees and, to a lesser extent, long-term service agreements. Projects are generally billed on a time and expense basis. Revenue is recognized using a percentage-of-completion method of accounting, based primarily on labor costs incurred to date as a percentage of management’s estimate of total costs of individual projects. The use of a percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, anticipated increases in employee wages prices for subcontractor services and the availability of subcontractor services. Lionbridge’s estimates are based upon the professional knowledge and experience of its program managers and other personnel, who review each project monthly to assess the project’s schedule, performance, technical matters and estimated cost at completion. When adjustments in estimated project costs are determined, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods. Anticipated losses, if any, are recognized in the period in which determined. The agreements entered into in connection with projects are generally terminable by clients upon 30 days prior written notice. If a client terminates an agreement, it is required to pay Lionbridge for time and expenses incurred through the termination date.

For the three-month period ended March 31, 2004, Lionbridge’s income from operations was $739,000, with net income of $693,000. For the year ended December 31, 2003, the Company’s income from operations was $7.5 million, with net income of $2.5 million. Prior to 2002, the Company experienced operating losses, as well as net losses, for each year of its operations and, as of March 31, 2004, had an accumulated deficit of $105.3 million.

Acquisitions

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through March 31, 2004 have resulted in the recognition of approximately $59.7 million of goodwill and other intangible assets ($35.1 million at March 31, 2004) on its balance sheet. Other acquired intangible assets are generally amortized over three to five years.

Merger, Restructuring and Other Charges

Merger, restructuring and other charges consist of costs associated with employee severance and exiting activities. During the three months ended March 31, 2004, Lionbridge recorded restructuring and other charges of $1.6 million primarily related to the integration of its India operation. The $1.6 million of restructuring and other charges included $708,000 for losses recorded on vacated facilities, $119,000 impairment of long-lived assets, and $786,000 for workforce reductions in the U.S., France, Ireland, Germany and China, consisting of forty-one technical, five administrative, and four sales staff. Lionbridge expects to complete its restructuring plan during the second quarter of 2004, resulting in additional restructuring charges.

Non-Cash Charges

Stock-Based Compensation. Lionbridge recorded deferred compensation of $3.8 million in 1999, representing the difference between the exercise price of stock options granted and the fair market value for accounting purposes of the underlying common stock at the date of the grant. As of March 31, 2004, the deferred compensation balance, adjusted for forfeitures, has been fully amortized. Of the total deferred compensation amount, $2.7 million had been amortized and $1.1 million had been reversed due to cancellation of the underlying options. The amortization of this deferred compensation was recorded as an operating expense and totaled $95,000 for the three-month period ended March 31, 2003.

In January 2002, Lionbridge recorded deferred compensation of $537,000, representing the fair market value of 298,500 shares of restricted common stock issued to certain employees at that time. The deferred compensation has been amortized over the two-year period on which the restrictions on the common stock lapsed. The amortization of this deferred compensation was recorded as an operating expense and totaled $61,000 for the three-month period ended March 31, 2003.

In September 2003, Lionbridge recorded deferred compensation of $513,000, representing the fair market value of 66,000 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse ratably over four years from the date of grant on each anniversary date. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. The deferred compensation is being amortized over the four-year period during which the transfer and sale restrictions on the common stock lapse. The amortization of this deferred compensation is recorded as an operating expense and totaled $32,000 for the three-month period ended March 31, 2004.

In October 2003, Lionbridge recorded deferred compensation of $812,000, representing the fair market value of 90,000 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse ratably over four years from the date of grant on each anniversary date. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. The deferred compensation is being amortized over the four-year period during which the transfer and sale restrictions on the common stock lapse. The amortization of this deferred compensation is recorded as an operating expense and totaled $51,000 for the three-month period ended March 31, 2004.

On February 23, 2004, Lionbridge recorded deferred compensation of $510,000, representing the fair market value of 69,761 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse ratably over eighteen months from the date of grant on each nine month anniversary date. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. The deferred compensation is being amortized over the eighteen month period during which the transfer and sale restrictions on the common stock lapse. The amortization of this deferred compensation is recorded as an operating expense and totaled $35,000 for the three-month period ended March 31, 2004.

On March 3, 2004, Lionbridge recorded deferred compensation of $28,000, representing the fair market value of 3,000 shares of restricted common stock issued to an employee at that time. Restrictions on disposition lapse ratably over two years from the date of grant on each anniversary date. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that such employee ceases to be employed by the Company. The deferred compensation is being amortized over the two-year period during which the transfer and sale restrictions on the common stock lapse. The amortization of this deferred compensation is recorded as an operating expense and totaled $1,000 for the three-month period ended March 31, 2004.

Lionbridge currently expects to amortize the following remaining amounts of deferred compensation existing as of March 31, 2004 in the fiscal periods as follows:

December 31, 2004	516,000
December 31, 2005	564,000
December 31, 2006	334,000
December 31, 2007	256,000

$1,670,000

Original Issue Discount on Debt. Interest expense for the three-month period ended March 31, 2003 includes $153,000 for the accretion of a $.0 million discount on subordinated debt with a principal amount of $8.0 million. The $3.0 million discount on the note was accreted as interest expense on a straight-line basis over the period from November 1, 2001 to July 31, 2003. In August 2003, the Company paid the balance outstanding on this note.

Issuance of Warrants for Common Stock. In May 2002, Lionbridge issued two seven-year warrants, related to certain subordinated debt agreements for the purchase of up to 400,000 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. One quarter of the shares issuable under the warrants were vested at the time of issuance and the remaining shares vested ratably each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants, valued at $551,000 in the aggregate, had been recorded as a deferred financing cost and were being amortized as interest expense over the remaining term of the notes, resulting in interest expense of $69,000 for the three months ended March 31, 2003.

In August 2002, Lionbridge issued two seven-year warrants related to certain subordinated debt agreements for the purchase of up to 50,612 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. One quarter of the shares issuable under the warrants were vested at the time of issuance and the remaining shares vested ratably each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants, valued at $47,000 in the aggregate, had been recorded as a deferred financing cost and were being amortized as interest expense over the remaining term of the notes, resulting in interest expense of $12,000 for the three months ended March 31, 2003.

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended March 31,
	2004	2003
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	61.6	61.5
Sales and marketing	9.0	9.1
General and administrative	20.4	22.5
Research and development	0.3	0.7
Depreciation and amortization	2.2	2.7
Amortization of acquisition-related intangible assets	0.2	0.4
Merger, restructuring and other charges	4.0	—
Stock-based compensation	0.3	0.5

Total operating expenses	98.0	97.4

Income from operations	2.0	2.6
Interest expense:
Interest on outstanding debt	—	2.4
Accretion of discount on notes payable	—	0.5
Interest income	(0.2)	—
Other expense	0.1	0.1

Income (loss) before income taxes	1.9	(0.4)
Provision for income taxes	0.2	0.3

Net income (loss)	1.7%	(0.7)%

Revenue. The following table shows Globalization and Testing revenues in dollars and as a percentage of total revenue for the three months ended March 31, 2004 and 2003, respectively:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
Globalization	$30,457,000	76%	$22,251,000	72%
Testing	9,408,000	24%	8,600,000	28%

Total revenue	$39,865,000	100%	$30,851,000	100%

Revenue for the quarter ended March 31, 2004 was $39.9 million, an increase of $9.0 million, or 29.2%, from $30.9 million for the quarter ended March 31, 2003. The increase was primarily due to organic growth and $4.0 million of revenue was attributable to Lionbridge acquisition of Mentorix in September 2003.

Globalization revenue for the quarter ended March 31, 2004 increased to $30.5 million, an increase of $8.2 million or 36.9% from $22.3 million in the comparable period of 2004, primarily due to growth in the Company’s globalization service offerings, related to multilingual content management and maintenance of global technology applications. Additionally, as noted above the acquisition of Mentorix contributed globalization revenue of $4.0 million in the first quarter of 2004. Testing revenue for the quarter ended March 31, 2004 was $9.4 million, an increase of $800,000, or 9.4%, from $8.6 million in the comparable period of 2003, primarily attributable to organic growth in product functional testing.

Cost of Revenue. Cost of revenue consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows Globalization and

Testing cost of revenues, the percentage variance from the prior year three month period and as a percentage of revenue for the three months ended March 31, 2004 and 2003, respectively:

	Three Months Ended March 31, 2004	% Change Q1 03 to Q1 04	Three Months Ended March 31, 2003
Globalization:
Cost of revenue	$19,282,000	32.9%	$14,510,000
Percentage of revenue	63.1%		65.2%
Testing:
Cost of revenue	5,289,000	18.9%	4,449,000
Percentage of revenue	56.2%		51.7%

Total cost of revenue	$24,571,000		$18,959,000

Percentage of revenue	61.6%		61.5%

Cost of revenue increased $5.6 million to $24.6 million or 61.6% of revenue for the quarter ended March 31, 2004 as compared to $19.0 million or 61.5% of revenue for the corresponding quarter of the prior year. This increase was primarily to support the growth in related revenue, including $1.9 million of costs related to the operations of Mentorix, and the slower than anticipated ramp up of revenue at the beginning of the quarter in the Testing operations, resulting in under utilized capacity, as well as certain costs incurred in the establishment of the VeriTest Enterprise Consulting practice and the integration of the Storage Solutions Lab.

Globalization cost of revenue decreased to 63.1% for the quarter ended March 31, 2004 as compared to 65.2% for the corresponding quarter of the prior year. This decrease was primarily the result of more optimal utilization of internal resources and the leverage of a 36.9% increase in Globalization revenue, including $4.0 million of revenue related to the Mentorix operations, partially offset by higher Euro based outsourcing costs, from period to period.

Cost of revenue for Testing operations increased to 56.2% for the quarter ended March 31, 2004 as compared to 51.7% for the quarter ended March 31, 2003. This increase in Testing cost of revenue was primarily attributable to the slower than anticipated ramp up of revenue at the beginning of the quarter, resulting in under utilized capacity in the Testing operations, as well as certain costs incurred in the establishment of the VeriTest Enterprise Consulting practice and the integration of the Storage Solutions Lab, as noted above.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, dollar variance as compared to the prior year and as a percentage of revenue for the three months ended March 31, 2004 and 2003, respectively:

	Three Months Ended March 31,
	2004	2003
Total sales and marketing expenses	$3,584,000	$2,816,000
Increase from prior year	768,000
Percentage of revenue	9.0%	9.1%

Sales and marketing costs of $3.6 million for the quarter ended March 31, 2004 increased $768,000 from the corresponding quarter of 2003. The increase was primarily the result of higher employee-related expenses in the sales organization due to additional headcount and commissions associated with the 29.2% increase in revenue. This increase was partially offset by the continuing cost savings and progress attained in integrating acquisitions. As a percentage of revenue, sales and marketing expenses decreased to 9.0% in the quarter ended March 31, 2004, as compared to 9.1% for the quarter ended March 31, 2003 due primarily to the items noted above.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, dollar variance as compared to the prior year and as a percentage of revenue for the three months ended March 31, 2004 and 2003, respectively:

	Three Months Ended March 31,
	2004	2003
Total general and administrative expenses	$8,150,000	$6,933,000
Increase from prior year	1,217,000
Percentage of revenue	20.4%	22.5%

General and administrative costs increased $1.2 million, or 17.6%, to $8.2 million for the quarter ended March 31, 2004 as compared to $6.9 million for the quarter ended March 31, 2003. The increase reflects the increased cost structure required to support the higher revenue levels from period to period, higher audit fees, and the expenses related to the addition of Mentorix. These increases were partially offset by the favorable impact of cost savings realized during the first quarter attributable to the reconfiguration of the Company’s European and U.S. operations and efficiencies realized through integrating acquisitions. As a percentage of revenue, general and administrative expenses decreased to 20.4% in the quarter ended March 31, 2004, as compared to 22.5% for the quarter ended March 31, 2003 due primarily to the impact of the increase in revenue from period to period, as well as the items noted above.

Research and Development. Research and development expenses relate to LionStream™ an array of configurable technologies used in the globalization process, and include salaries and associated employee benefits and third-party contractor expenses. Research and development expense decreased 38.1% to $125,000 for the quarter ended March 31, 2004 as compared to $202,000 for the quarter ended March 31, 2003. The Company has been deploying LionStream for customers during the past two years, resulting in certain project personnel being redeployed to custom implementations of the technology for customers, and their cost being charged to cost of revenue, resulting in decreased research and development headcount-related expenses for the quarter ended March 31, 2004, as compared to the corresponding quarter of the prior year.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, dollar variance as compared to the prior year, and as a percentage of revenue for the quarters ended March 31, 2004 and 2003, respectively:

	Three Months Ended March 31,
	2004	2003
Total depreciation and amortization expense	$865,000	$840,000
Increase from prior year	25,000
Percentage of revenue	2.2%	2.7%

Depreciation and amortization expense increased 3.0% to $865,000 for the quarter ended March 31, 2004 as compared to $840,000 for the quarter ended March 31, 2003. This increase was primarily the result of the assets acquired in the acquisition of Mentorix in September 2003, partially offset by the culmination of the depreciable lives of certain assets acquired in prior years.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense of $99,000 and $115,000 for the quarters ended March 31, 2004 and 2003, respectively, relates solely to the amortization of acquired intangible assets other than goodwill.

Merger, Restructuring and Other Charges. Merger, restructuring and other charges consist of costs associated with employee severance and exiting activities. During the three months ended March 31, 2004, Lionbridge recorded restructuring and other charges of $1.6 million primarily related to the integration of its India operation. The $1.6 million of restructuring and other charges included $708,000 for losses recorded on vacated facilities, $119,000 impairment of long-lived assets, and $786,000 for workforce reductions in the U.S., France, Ireland, Germany and China, consisting of forty-one technical, five administrative, and four sales staff. Lionbridge expects to complete its restructuring plan during the second quarter of 2004, resulting in additional restructuring charges.

Interest Expense. In 2003, interest expense represented interest paid or payable on debt, the amortization of deferred financing costs and the accretion of discounts on subordinated notes. Interest on outstanding debt and the accretion of discount on debt were $764,000 and $153,000, respectively for the quarter ended March 31, 2003. During the third quarter of 2003, the Company used a portion of the net proceeds from its follow-on public offering of common stock to repay all amounts due under its senior subordinated notes, subordinated promissory notes, and line of credit facility. At March 31, 2004, the Company had no outstanding debt.

Liquidity and Capital Resources

The following table show cash and cash equivalents and working capital at March 31, 2004 and at December 31, 2003.

	March 31, 2004	December 31, 2003
Cash and cash equivalents	$30,808,000	$29,496,000
Working capital	40,720,000	38,838,000

Lionbridge’s working capital increased $1.9 million to $40.7 million at March 31, 2004 as compared to $38.8 million at December 31, 2003. The increase was primarily due to the growth and profitability of the business during the first quarter of 2004. As of March 31, 2004, cash and cash equivalents totaled $30.8 million, an increase of $1.3 million from $29.5 million at December 31, 2003; accounts receivable and work in process totaled $33.6 million, an increase of $330,000 from $33.3 million at December 31, 2003; and other current assets increased by $200,000 as compared to December 31, 2003. Current liabilities totaled $26.2 million, a decrease of $198,000 from $26.4 million at December 31, 2003.

The following table shows the net cash provided by (used in) operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the three months ended March 31, 2004 and 2003, respectively:

	Three Months Ended March 31,
	2004	2003
Net cash provided by (used in) operating activities	$1,358,000	$(1,403,000)
Net cash used in investing activities	(202,000)	(399,000)
Net cash provided by (used in) financing activities	350,000	(904,000)

Net cash provided by operating activities was $1.4 million for the three month period ended March 31, 2004 as compared to net cash used in operating activities of $1.4 million for the corresponding period of the prior year. The primary source of cash in the quarter ended March 31, 2004 was the growth and profitability of the business, including net income of $693,000 (reflecting $1.2 million in depreciation, amortization and other non-cash expenses), a $2.2 million reduction in accounts receivable, partially offset by other changes including a $2.9 million increase in work-in-process and a $1.2 million decrease in deferred revenue.

In the three month period ended March 31, 2003, net cash used in operations was $1.4 million, largely the result of Lionbridge’s operations during the quarter, and to a lesser extent to fund the net loss of $229,000. This use of cash was reduced in part by $1.2 million in net adjustments for depreciation, amortization and other non-cash expenses. The primary use of cash for operating activities during the quarter included a $2.0 million increase in work-in-process and an $863,000 decrease in deferred revenue, largely the result of increased revenue during the quarter, partially offset by other changes including a $561,000 decrease in accounts receivable.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the increase in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities decreased $197,000 to $202,000 for the quarter ended March 31, 2004 as compared to $399,000 for the corresponding period of the prior year. The only investing activity for both three-month periods was the purchase of equipment, partially offset, in the three-month period ended March 31, 2004, by $46,000 in proceeds from the sale of property and equipment.

Net cash provided by financing activities increased $1.3 million to $350,000 in the three-month period ended March 31, 2004 as compared to net cash used in financing activities of $904,000 in the three-month period ended March 31, 2003. The primary financing source of funds in the quarter ended March 31, 2004 was $402,000 in net proceeds from the issuance of common stock under option and employee stock purchase plans. The primary use of funds from financing activities in the quarter ended March 31, 2003 was the repayment of $1.0 million of debt.

As of March 31, 2004, Lionbridge had $15.0 million available for borrowing under its bank line of credit. Lionbridge’s future financing requirements will depend upon a number of factors, including its operating performance and increases in operating expenses associated with growth in its business. Lionbridge anticipates that its present cash position and available financing should provide adequate cash to fund its currently anticipated cash needs for the foreseeable future.

Contractual Obligations

As of March 31, 2004, there are no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates solely with respect to its line of credit with a commercial bank. There was no outstanding balance at March 31, 2004 under this credit facility. Lionbridge is exposed to market risk through its investing activities. Lionbridge’s investment portfolio consists solely of investments in high-grade, commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity or their short maturity.

Foreign Currency Exchange Rate Risk. The majority of Lionbridge’s contracts with clients are denominated in U.S. dollars. However, 37% and 47% of its costs and expenses for the three months ended March 31, 2004 and 2003, respectively, were denominated in foreign currencies. Twenty-six percent and 28% of its assets were recorded in foreign currencies as of March 31, 2004 and December 31, 2003, respectively. Twenty-two percent and 30% of its liabilities were recorded in foreign currencies as of March 31, 2004 and December 31, 2003, respectively. The principal foreign currencies applicable to Lionbridge’s business are the Euro and the Yen. Lionbridge is exposed to foreign currency exchange risks as it relates to the volatility in the Euro and Yen exchange rates. Lionbridge has not historically tried to reduce its exposure to exchange rate fluctuations by using hedging transactions. However, it may choose to do so in the future. Lionbridge may not be able to do this successfully. Accordingly, Lionbridge may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As of March 31, 2004, Lionbridge, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting during the quarter ended March 31, 2004.

LIONBRIDGE TECHNOLOGIES, INC.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Lionbridge is a party to a proposed settlement of a purported securities class action lawsuit that was filed on or about July 24, 2001 (an amended complaint was filed on April 19, 2002) in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering. With respect to this proposed settlement in principle, since the filing of Lionbridge’s Form 10-K for the year ended December 31, 2003, settlement documents have continued to be negotiated and there have been no material developments in this proceeding as to the Company.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1	*	Non-competition Agreement between the Company and Henri Broekmate dated March 24, 2004.

10.2		Sublease agreement dated as of January 31, 2004 between Lionbridge Technologies, Inc. and IDS Scheer Process Implementation Consulting, Inc.

10.3		Amendment to Lease Agreement dated as of March 9, 2004 between Lionbridge Technologies, Inc. and Bay Colony Corporate Center LLC.

31.1		Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Stephan J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephan J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).

(b) Reports on Form 8-K.

On January 16, 2004, the Company filed a Current Report on Form 8-K containing preliminary financial information for the year ended December 31, 2003 and forward-looking statements, all as presented in a press release of January 16, 2004.

On February 2, 2004, the Company filed a Current Report on Form 8-K containing preliminary financial information for the year ended December 31, 2003.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/s/ STEPHEN J. LIFSHATZ
Stephen J. Lifshatz Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: May 7, 2004

Exhibit Index

Exhibit Number		Description
10.1	*	Non-competition Agreement between the Company and Henri Broekmate dated March 24, 2004.

10.2		Sublease agreement dated as of January 31, 2004 between Lionbridge Technologies, Inc. and IDS Scheer Process Implementation Consulting, Inc.

10.3		Amendment to Lease Agreement dated as of March 9, 2004 between Lionbridge Technologies, Inc. and Bay Colony Corporate Center LLC.

31.1		Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Stephan J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of Rory J. Cowan, the company’s principal executive officer, and Stephan J. Lifshatz, the company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item14(c).