Form 10-Q
period 2004-06-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2004-08-06
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 30, 2004 was 46,627,872.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,326	$29,496
Restricted cash	—	338
Accounts receivable, net of allowance of $406 and $591 at June 30, 2004 and December 31, 2003, respectively	23,923	24,653
Work in process	9,402	8,609
Other current assets	2,167	2,188

Total current assets	69,818	65,284
Property and equipment, net	2,937	4,445
Goodwill	35,021	34,994
Other intangible assets, net	83	191
Other assets	852	1,076

Total assets	$108,711	$105,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,017	$8,318
Accrued compensation and benefits	5,806	5,956
Accrued outsourcing	3,873	3,054
Accrued merger and restructuring	615	255
Other accrued expenses	4,313	4,779
Deferred revenue	3,111	3,850
Other current liabilities	237	234

Total current liabilities	23,972	26,446

Long-term liabilities	1,952	1,914
Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 46,613,374 and 46,340,587 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	466	464
Additional paid-in capital	182,466	181,661
Accumulated deficit	(101,625)	(106,029)
Deferred compensation	(1,123)	(1,251)
Accumulated other comprehensive income	2,603	2,785

Total stockholders’ equity	82,787	77,630

Total liabilities and stockholders’ equity	$108,711	$105,990

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$40,962	$37,270	$80,827	$68,121
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	24,559	22,517	49,130	41,476
Sales and marketing	3,673	3,273	7,257	6,089
General and administrative	7,660	7,933	15,810	14,866
Research and development	54	149	179	351
Depreciation and amortization	775	835	1,640	1,675
Amortization of acquisition-related intangible assets	9	116	108	231
Merger, restructuring and other charges	241	—	1,854	—
Stock-based compensation	124	70	243	226

Total operating expenses	37,095	34,893	76,221	64,914

Income from operations	3,867	2,377	4,606	3,207
Interest expense:
Interest on outstanding debt	—	843	—	1,607
Accretion of discount on debt	—	152	—	305
Interest income	74	3	159	6
Other expense	29	190	67	232

Income before income taxes	3,912	1,195	4,698	1,069
Provision for (benefit from) income taxes	201	(318)	294	(215)

Net income	$3,711	$1,513	$4,404	$1,284

Net income per share of common stock:
Basic	$0.08	$0.05	$0.09	$0.04
Diluted	$0.08	$0.04	$0.09	$0.04
Weighted average number of common shares outstanding:
Basic	46,496	31,859	46,412	31,787
Diluted	48,754	34,715	48,713	34,620

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$4,404	$1,284
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangible assets	108	231
Stock-based compensation and debt financing costs	243	387
Accretion of discount on debt	—	305
Non-cash merger, restructuring and other charges	146	—
Depreciation and amortization	1,640	1,675
Other	107	(307)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	394	(3,701)
Work in process	(896)	(1,528)
Other current assets	338	37
Other assets	221	(195)
Accounts payable	(2,104)	571
Accrued compensation and benefits	(373)	(693)
Accrued outsourcing	866	219
Accrued merger and restructuring	442	(417)
Other accrued expenses	(327)	210
Deferred revenue	(713)	358

Net cash provided by (used in) operating activities	4,496	(1,564)

Cash flows from investing activities:
Purchases of property and equipment	(402)	(727)
Proceeds from sale of property and equipment	48	—

Net cash used in investing activities	(354)	(727)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	1,497
Net payments of short-term debt	—	(1,168)
Proceeds from issuance of common stock under option and employee stock purchase plans	953	179
Payments of capital lease obligations	(116)	(79)

Net cash provided by financing activities	837	429

Net increase (decrease) in cash and cash equivalents	4,979	(1,862)
Effects of exchange rate changes on cash and cash equivalents	(149)	240
Cash and cash equivalents at beginning of period	29,496	10,916

Cash and cash equivalents at end of period	$34,326	$9,294

Supplemental disclosure:
Non-cash investing activity—additions to capital lease obligations for fixed asset purchases	$—	$142

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

The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for collectability of receivables, calculating service revenue using a percentage-of-completion assessment and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates.

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended, to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$3,711,000	$1,513,000	$4,404,000	$1,284,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	124,000	70,000	243,000	226,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,071,000)	(772,000)	(2,569,000)	(1,640,000)

Pro forma net income (loss)	$2,764,000	$811,000	$2,078,000	$(130,000)

Net income per share:
Basic, as reported	$0.08	$0.05	$0.09	$0.04
Basic, pro forma	$0.06	$0.03	$0.04	$—
Net income per share:
Diluted, as reported	$0.08	$0.04	$0.09	$0.04
Diluted, pro forma	$0.06	$0.02	$0.04	$—

2. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30, 2004	December 31, 2003
Computer software and equipment	$18,389,000	$18,638,000
Furniture and office equipment	3,465,000	3,507,000
Leasehold improvements	2,025,000	1,992,000

	23,879,000	24,137,000
Less: Accumulated depreciation and amortization	(20,942,000)	(19,692,000)

	$2,937,000	$4,445,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. DEBT

Line of Credit

Lionbridge has $15.0 million available for borrowing under a line of credit agreement with a commercial bank. Borrowings outstanding under the line of credit agreement are collateralized by the Company’s accounts receivable. The facility bears interest at the lender’s prime rate plus 1% (5.25% at June 30, 2004) and may be adjusted if the Company achieves certain operating results, down to the lender’s prime rate, but no less than 4.5%. As of June 30, 2004 and December 31, 2003, Lionbridge had no borrowings outstanding under this line of credit.

4. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

In January 2002, Lionbridge recorded deferred compensation of $537,000, representing the fair market value of 298,500 shares of restricted common stock issued to certain employees at that time. These restricted shares vested after one and two years of continued employment with the Company. In September 2003, Lionbridge recorded deferred compensation of $513,000, representing the fair market value of 66,000 shares of restricted common stock issued to certain employees at that time. In October 2003, the Company recorded deferred compensation of $812,000, representing the fair market value of 90,000 shares of restricted common stock issued to certain employees at that time. During the quarter ended June 30, 2004, upon the separation of an employee, deferred compensation of $423,000, representing the fair market value of 37,500 shares of restricted common stock originally issued to the employee in October 2003, was reversed. The restricted common stock issued in 2003 vest over four years from the date of grant on each anniversary date.

In February 2004, Lionbridge recorded deferred compensation of $510,000, representing the fair market value of 69,761 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse over eighteen months from the date of grant on each nine month anniversary date. In March 2004, Lionbridge recorded deferred compensation of $28,000, representing the fair market value of 3,000 shares of restricted common stock issued to an employee at that time. Restrictions on disposition lapse over two years from the date of grant on each anniversary date. Total amortization of deferred compensation was $124,000 and $70,000 for the three-month periods ended June 30, 2004 and 2003, respectively and $243,000 and $226,000 for the six-month periods ended June 30, 2004 and 2003, respectively. The amortization of deferred compensation for the three and six month periods ended June 30, 2004 is net of a reversal of $56,000 previously recorded in relation to the 37,500 shares of restricted common stock terminated during the quarter ended June 30, 2004.

5. COMPREHENSIVE INCOME

Total comprehensive income consists of net income and the net change in foreign currency translation adjustment, which is the only component of accumulated other comprehensive income. Total comprehensive income was approximately $3.9 million and $1.5 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $4.2 million and $1.2 million for the six-month periods ended June 30, 2004 and 2003, respectively.

6. NET INCOME PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options, unvested restricted stock and warrants, as determined using the treasury stock method.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shares used in calculating basic and diluted earnings per share for the three and six-month periods ended June 30, 2004 and 2003, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average number of shares of common stock outstanding—basic	46,496,000	31,859,000	46,412,000	31,787,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	2,258,000	2,856,000	2,301,000	2,833,000

Weighted average number of shares of common stock outstanding—diluted	48,754,000	34,715,000	48,713,000	34,620,000

Options, unvested restricted stock and warrants to purchase 1,517,439 and 1,235,680 shares of common stock for the three-month periods ended June 30, 2004 and 2003, respectively, and 1,440,589 and 1,222,321 for the six-month periods ended June 30, 2004 and 2003, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

7. MERGER, RESTRUCTURING AND OTHER CHARGES

During the six months ended June 30, 2004, Lionbridge recorded restructuring and other charges of $1.9 million primarily related to the acquisition and integration of Mentorix. The $1.9 million of restructuring and other charges included $705,000 for anticipated losses recorded on vacated facilities, $146,000 for the impairment of long-lived assets, and $1.0 million for workforce reductions in the U.S., Brazil, France, Ireland, Germany, the Netherlands and China, consisting of fifty-nine technical, twelve administrative, and four sales staff. Of the $1.9 million of restructuring and other charges recorded during the six months ended June 30, 2004, $1.1 million relates to the Company’s Globalization reporting segment, $511,000 to the Testing and $233,000 to Corporate and Other. Lionbridge has completed its restructuring plan, initiated in the third quarter of 2003, in conjunction with the acquisition and integration of Mentorix. Since inception of this restructuring plan, Lionbridge has recorded $2.8 million in related restructuring and other charges.

The following table summarizes the accrual activity for the six months ended June 30, 2004 and 2003, respectively, by initiative:

	2004	2003
Beginning balance, January 1	$255,000	$871,000
Employee severance and related items:
Charges recorded	1,003,000	—
Revisions of estimated liabilities	(22,000)	(14,000)
Reclassification of accrual balance	—	(68,000)
Cash payments	(932,000)	(28,000)

	49,000	(110,000)

Lease termination costs and other items:
Charges recorded	705,000	—
Revisions of estimated liabilities	—	(284,000)
Cash payments	(187,000)	(477,000)

	518,000	(761,000)

Ending balance, June 30	$822,000	$—

During the six months ended June 30, 2004, Lionbridge recorded $22,000 in revisions of estimated liabilities which related to employee severance and related items, due to the reversal of excess accruals for employee termination costs previously estimated and recorded as part of its restructuring plan related to the acquisition and integration of Mentorix.

During the six months ended June 30, 2003, Lionbridge recorded $14,000 in revisions of estimated liabilities which related to employee severance and related items, due to the reversal of excess accruals for employee termination costs previously estimated and recorded in connection with its May 2000 acquisition of INTL.com and July 2002 acquisition of eTesting Labs. These accruals

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

had been initially recorded in accordance with Emerging Issues Task Force Abstract 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination” (“EITF 95-3”), and related literature.

During the six months ended June 30, 2003, Lionbridge also recorded $284,000 in revisions of lease termination costs and other charges, resulting from the renegotiation and termination of leases for vacated facilities in the United States obtained in connection with the Data Dimensions and eTesting Labs acquisitions in June 2001 and July 2002, respectively. Lionbridge had originally established these reserves in accordance with EITF 95-3. The resulting credit from these revisions was recorded as a reduction to goodwill previously recognized. The reserves initially established in connection with the acquisition of Data Dimensions were based on the Company’s expectations of future lease costs on vacant facilities, adjusted for sub-lease income. In May 2003, after the premises had been vacant for twenty-three months, the Company was able to negotiate an early termination of one of the lease arrangements such that future lease costs were less than originally anticipated. The reserve initially established in connection with the acquisition of eTesting Labs was based on the Company’s expectations of future lease costs for a vacant facility, as well as other facility exit costs. The Company was able to exit and turn over the property sooner and under more favorable terms than initially anticipated. These favorable negotiations and events had not been anticipated by the Company at the time the original reserves were recorded, and resulted in the revisions of estimated liabilities recorded.

At June 30, 2004, the consolidated balance sheet included accruals totaling $822,000 primarily related to the integration of the Company’s India operation. Lionbridge currently anticipates that $615,000 of this total will be fully utilized within twelve months. The remaining $207,000 relates to lease obligations on unused facilities expiring through 2007 and is included in long-term liabilities.

8. SEGMENT INFORMATION

Lionbridge has determined that its operating segments are those that are based on its method of internal reporting, which separately presents its business based on the services performed. Lionbridge has combined those segments, which meet the aggregation criteria of SFAS No. 131 in determining its reportable segments. The Company is organized into two reportable operating segments: Globalization and Testing.

The Globalization segment provides product and content globalization services that enable the development, worldwide multilingual release and ongoing maintenance of products, content and related technical support, training materials, and sales and marketing information. The Testing segment provides comprehensive testing of software, hardware and Web sites, as well as product certification programs. All other unallocated enterprise costs are reflected in the “Corporate and Other” category.

The table below presents information about the reported net income of the Company for the three and six-month periods ended June 30, 2004 and 2003. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
External revenue:
Globalization	$31,095,000	$26,074,000	$61,552,000	$48,324,000
Testing	9,867,000	11,196,000	19,275,000	19,797,000

	$40,962,000	$37,270,000	$80,827,000	$68,121,000

Net income:
Globalization	$6,363,000	$3,269,000	$11,058,000	$5,952,000
Testing	1,439,000	3,530,000	2,761,000	5,542,000
Less: corporate and other expenses	(4,091,000)	(5,286,000)	(9,415,000)	(10,210,000)

	$3,711,000	$1,513,000	$4,404,000	$1,284,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. OTHER INTANGIBLE ASSETS

The following table summarizes other intangible assets at June 30, 2004 and December 31, 2003, respectively:

	June 30, 2004			December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
ILE installed customer base	$1,800,000	$1,800,000	$—	$1,800,000	$1,710,000	$90,000
Mentorix internally developed software	110,000	27,000	83,000	110,000	9,000	101,000

	$1,910,000	$1,827,000	$83,000	$1,910,000	$1,719,000	$191,000

Future amortization expense related to intangible assets held at June 30, 2004 is expected to be $18,000, $37,000 and $28,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

10. CONTINGENCIES

Lionbridge is a party to a proposed settlement of purported securities class action litigation filed in the United States District Court for the Southern District of New York against Lionbridge and approximately 300 other public companies relating to their initial public offerings. If approved by the Court, the proposed settlement would result in the dismissal of the securities class action claims filed against the Company and certain of its officers and directors in that court on or about July 24, 2001 (an amended complaint was filed on April 19, 2002), as well as the securities class action claims filed in that court against the other public companies participating in the proposed settlement. With respect to this proposed settlement in principle, since the filing of Lionbridge’s Form 10-K for the year ended December 31, 2003, formal settlement documents have been executed by the parties and filed with the Court. The plaintiffs in the case against Lionbridge, along with the plaintiffs in the other related cases against the other issuer defendants who have agreed to the proposed settlement, have requested preliminary approval by the Court of the settlement, including the form of notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the settlement of these cases. Consummation of the proposed settlement remains conditioned on, among other things, both preliminary and final Court approval of the proposed settlement.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share.” This issue involves the computation of earnings per share for companies that have multiple classes of common stock or have issued securities other than common stock that participate in dividends with common stock (participating securities). The EITF concluded that companies having participating securities are required to apply the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. This issue is effective for fiscal periods beginning after March 31, 2004. Lionbridge does not have any participating securities, therefore EITF 03-6 has no effect on its earnings per share for the quarter ended June 30, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties, including the Company’s expectations regarding its future liquidity needs. These statements are based on various assumptions by management regarding future circumstances over many of which Lionbridge has little or no control. A number of important factors, including those identified under the captions “Factors That May Affect Future Results” in Lionbridge’s Annual Report on Form 10-K, filed March 11, 2004 (SEC File No. 000-26933) and “Risk Factors” in Lionbridge’s Registration Statements on Form S-3 (SEC File Nos. 333-106693 and 333-107753) as well as factors discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) termination of customer contracts prior to the end of their term; (ii) Lionbridge’s dependence on clients’ product releases to generate revenues; (iii) the loss of a major client or customer; (iv) the size, timing and recognition of revenue from major clients; (v) customer delays or postponements of services; (vi) the impact of foreign currency fluctuations on its operating results and revenue growth; (vii) risks associated with the management of growth; (viii) market acceptance of new service offerings; (ix) the failure to keep pace with the rapidly changing requirements of its clients; (x) benefits realized from the acquisition of Lionbridge India; (xi) the ability to implement and realize cost efficiencies, the ability to recognize the benefits from offshore production capabilities and restructuring activities, and the timing and size of such restructuring activities; (xii) Lionbridge’s ability to attract and retain key personnel; (xiii) Lionbridge being held liable for defects or errors in its solutions or services; (xiv) political, economic and business fluctuations in international markets; as well as risks of additional downturns in conditions generally, and in the information technology and software industries specifically, and the risks associated with competition and competitive price pressures; and (xv) Lionbridge’s ability to forecast revenue and operating results. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

As of June 30, 2004, there are no material changes in Lionbridge’s critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

For the six-month period ended June 30, 2004, Lionbridge’s income from operations was $4.6 million, with net income of $4.4 million. For the year ended December 31, 2003, the Company’s income from operations was $7.5 million, with net income of $2.5 million. Prior to 2002, the Company experienced operating losses, as well as net losses, for each year of its operations and, as of June 30, 2004, had an accumulated deficit of $101.6 million.

Revenue Recognition

Lionbridge recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. Accordingly, we recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

Lionbridge’s revenue is derived from project-by-project fees and, to a lesser extent, long-term service agreements. Projects are generally billed on a time and expense basis. Amounts billed in excess of revenue are recorded as deferred revenue. Revenue is generated from the provision of services to its customers for content development; product and content globalization; software and hardware testing; product certification; and application development and maintenance.

Content development, software and hardware testing, and application development and maintenance projects are time and expense priced contacts, and revenue is recognized using a time and expense basis, primarily on labor costs incurred to date.

Product and content globalization and product certification projects are fixed price contracts and revenue is recognized as services are delivered using a percentage-of-completion assessment based primarily on labor costs incurred to date as a percentage of management’s estimate of total costs of individual projects.

The delivery of Lionbridge’s product and content globalization services involves, and is dependent on, the translation of content by subcontractors and in-house employees. As the time to translate each word of content within a project is relatively uniform, labor input is truly reflective of the delivery of the contracted service and an appropriate metric for the measurement of progress in delivering such services.

The use of a percentage-of-completion assessment of service delivery requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, anticipated increases in employee wages prices for subcontractor services, and the availability of subcontractor services. When adjustments in estimated project costs are determined, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods. Anticipated losses, if any, are recognized in the period in which determined.

Lionbridge’s product and content globalization agreements with its customers may provide the customer with a fixed and limited time period following delivery during which Lionbridge will attempt to address any non-conformity to previously agreed upon objective specifications relating to the work, either in the form of a limited acceptance period or a post delivery warranty period. Management believes recognition of revenue at the time the services are delivered is appropriate, because its obligations under such provisions are limited in time, limited in scope, and historically have not involved significant costs. In the future, if the post delivery acceptance or warranty provisions become more complex or include subjective acceptance criteria, Lionbridge may have to revise its revenue recognition policy appropriately, which could affect the timing of revenue recognition.

Merger, Restructuring and Other Charges

During the six months ended June 30, 2004, Lionbridge recorded restructuring and other charges of $1.9 million primarily related to the acquisition and integration of Mentorix. The $1.9 million of restructuring and other charges included $705,000 for anticipated losses recorded on vacated facilities, $146,000 for the impairment of long-lived assets, and $1.0 million for workforce reductions in the U.S., Brazil, France, Ireland, Germany, the Netherlands and China, consisting of fifty-nine technical, twelve administrative, and four sales staff. Of the $1.9 million of restructuring and other charges recorded during the six months ended June 30, 2004, $1.1 million relates to the Company’s Globalization reporting segment, $511,000 to the Testing and $233,000 to Corporate and Other. Lionbridge has completed its restructuring plan, initiated in the third quarter of 2003, in conjunction with the acquisition and integration of Mentorix. Since inception of this restructuring plan, Lionbridge has recorded $2.8 million in related restructuring and other charges.

Non-Cash Charges

Stock-Based Compensation. Lionbridge recorded deferred compensation of $3.8 million in 1999, representing the difference between the exercise price of stock options granted and the fair market value for accounting purposes of the underlying common stock at the date of the grant. As of June 30, 2004, the deferred compensation balance, adjusted for forfeitures, has been fully amortized. Of the total deferred compensation amount, $2.7 million had been amortized and $1.1 million had been reversed due to cancellation of the underlying options. The amortization of this deferred compensation was recorded as an operating expense and totaled $10,000 and $106,000, respectively, for the three and six month periods ended June 30, 2003.

In January 2002, Lionbridge recorded deferred compensation of $537,000, representing the fair market value of 298,500 shares of restricted common stock issued to certain employees at that time. The deferred compensation has been amortized over the two-year period during which the restrictions on the common stock lapsed. The amortization of this deferred compensation was recorded as an operating expense and totaled $60,000 and $120,000, respectively, for the three and six month periods ended June 30, 2003.

In September 2003, Lionbridge recorded deferred compensation of $513,000, representing the fair market value of 66,000 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse over four years from the date of grant on each anniversary date. The deferred compensation is being amortized over the four-year period during which the restrictions on the common stock lapse. The amortization of this deferred compensation is recorded as an operating expense and totaled $32,000 and $64,000, respectively, for the three and six month periods ended June 30, 2004.

In October 2003, Lionbridge recorded deferred compensation of $812,000, representing the fair market value of 90,000 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse over four years from the date of grant on each anniversary date. The deferred compensation is being amortized over the four-year period during which the restrictions on the common stock lapse. During the quarter ended June 30, 2004, unamortized deferred compensation of $423,000, representing the fair market value of 37,500 shares of restricted common stock issued to an employee at that time, was reversed upon the separation of the employee. The amortization of this deferred compensation is recorded as an operating expense and totaled $4,000 and $54,000, respectively, for the three and six month periods ended June 30, 2004, net of a reversal of $56,000 of amortization previously recorded in relation to the 37,500 shares of restricted common stock terminated during the quarter ended June 30, 2004.

In February 2004, Lionbridge recorded deferred compensation of $510,000, representing the fair market value of 69,761 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse over eighteen months from the date of grant on each nine month anniversary date. The deferred compensation is being amortized over the eighteen month period during which the restrictions on the common stock lapse. The amortization of this deferred compensation is recorded as an operating expense and totaled $85,000 and $120,000, respectively, for the three and six month periods ended June 30, 2004.

In March 2004, Lionbridge recorded deferred compensation of $28,000, representing the fair market value of 3,000 shares of restricted common stock issued to an employee at that time. Restrictions on disposition lapse over two years from the date of grant on each anniversary date. The deferred compensation is being amortized over the two-year period during which the restrictions on the common stock lapse. The amortization of this deferred compensation is recorded as an operating expense and totaled $3,000 and $5,000, respectively, for the three and six month periods ended June 30, 2004.

Lionbridge currently expects to amortize the following remaining amounts of deferred compensation existing as of June 30, 2004 in the fiscal periods as follows:

December 31, 2004	289,000
December 31, 2005	452,000
December 31, 2006	221,000
December 31, 2007	161,000

$1,123,000

Accretion of Discount on Debt. Interest expense for the three and six month periods ended June 30, 2003 includes $152,000 and $305,000, respectively, for the accretion of a $3.0 million discount on subordinated debt with a principal amount of $8.0 million. The $3.0 million discount on the note was accreted as interest expense on a straight-line basis over the period from November 1, 2001 to July 31, 2003. In August 2003, the Company paid the balance outstanding on this note.

Accretion of Warrants Issued for Common Stock. In May 2002, Lionbridge issued two seven-year warrants, related to certain subordinated debt agreements for the purchase of up to 400,000 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. One quarter of the shares issuable under the warrants were vested at the time of issuance and the remaining shares vested ratably each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants, valued at $551,000 in the aggregate, had been recorded as a deferred financing cost and were being amortized as interest expense over the remaining term of the notes, resulting in interest expense of $69,000 and $138,000, respectively, for the three and six months ended June 30, 2003. In August 2003, the Company paid the balance outstanding on these notes.

In August 2002, Lionbridge issued two seven-year warrants related to certain subordinated debt agreements for the purchase of up to 50,612 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. One quarter of the shares issuable under the warrants were vested at the time of issuance and the remaining shares vested ratably each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants, valued at $47,000 in the aggregate, had been recorded as a deferred financing cost and were being amortized as interest expense over the remaining term of the notes, resulting in interest expense of $12,000 and $24,000, respectively, for the three and six months ended June 30, 2003. In August 2003, the Company paid the balance outstanding on these notes.

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	60.0	60.4	60.8	60.9
Sales and marketing	9.0	8.8	9.0	8.9
General and administrative	18.7	21.3	19.6	21.8
Research and development	0.1	0.4	0.2	0.5
Depreciation and amortization	1.9	2.2	2.0	2.5
Amortization of acquisition-related intangible assets	—	0.3	0.1	0.4
Merger, restructuring and other charges	0.6	—	2.3	—
Stock-based compensation	0.3	0.2	0.3	0.3

Total operating expenses	90.6	93.6	94.3	95.3

Income from operations	9.4	6.4	5.7	4.7
Interest expense:
Interest on outstanding debt	—	2.3	—	2.4
Accretion of discount on debt	—	0.4	—	0.4
Interest income	0.2	—	0.2	—
Other expense	0.1	0.5	0.1	0.3

Income before income taxes	9.5	3.2	5.8	1.6
Provision for (benefit from) income taxes	0.5	(0.9)	0.4	(0.3)

Net income	9.0%	4.1%	5.4%	1.9%

Revenue. The following table shows Globalization and Testing revenues in dollars and as a percentage of total revenue for the three and six months ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Globalization	$31,095,000	76%	$26,074,000	70%	$61,552,000	76%	$48,324,000	71%
Testing	9,867,000	24%	11,196,000	30%	19,275,000	24%	19,797,000	29%

Total revenue	$40,962,000	100%	$37,270,000	100%	$80,827,000	100%	$68,121,000	100%

Revenue for the quarter ended June 30, 2004 was $41.0 million, an increase of $3.7 million, or 9.9%, from $37.3 million for the quarter ended June 30, 2003. The increase was primarily due to $5.0 million of revenue growth in Globalization to $31.1 million, or 19.3%, from $26.1 million in the comparable period of 2003. This increase in Globalization revenue during the second quarter was primarily due to new growth and approximately $3.3 million of revenue attributable to Lionbridge’s acquisition of Mentorix in September 2003. The increase in Globalization revenue was partially offset by a decrease of $1.3 million in Testing revenue, or 11.9%, from $11.2 million to $9.9 million, as compared to the same period of 2003, primarily due to a general slow down in market demand for certification and technology application testing, which negatively impacted revenue.

For the six months ended June 30, 2004, revenue was $80.8 million, an increase of $12.7 million, or 18.7%, as compared to

$68.1 million for the same period of the prior year. Globalization revenue increased $13.2 million, or 27.4%, to $61.6 million from $48.3 million. This increase was primarily due to organic revenue growth and approximately $7.3 million of Globalization revenue attributable to Lionbridge’s acquisition of Mentorix. This increase was partially offset by a decrease in Testing revenue of $521,000, or 2.6%, to $19.3 million from $19.8 million in the comparable period of 2003 for reasons noted above.

Cost of Revenue. Cost of revenue consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows Globalization and Testing cost of revenues, the percentage variance from the prior year three and six month periods and as a percentage of revenue for the three and six months ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30, 2004	% Change Q2 03 to Q2 04	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	% Change Six Months 03 to Six Months 04	Six Months Ended June 30, 2003
Globalization:
Cost of revenue	$18,898,000	10.4%	$17,122,000	$38,180,000	20.7%	$31,632,000
Percentage of revenue	60.8%		65.7%	62.0%		65.5%
Testing:
Cost of revenue	5,661,000	4.9%	5,395,000	10,950,000	11.2%	9,844,000
Percentage of revenue	57.4%		48.2%	56.8%		49.7%

Total cost of revenue	$24,559,000		$22,517,000	$49,130,000		$41,476,000

Percentage of revenue	60.0%		60.4%	60.8%		60.9%

For the quarter ended June 30, 2004, as a percentage of revenue, cost of revenue decreased slightly to 60.0% as compared to 60.4% for the corresponding quarter of the prior year. Globalization cost of revenue decreased to 60.8% as compared to 65.7% for the corresponding quarter of the prior year reflecting more efficient utilization of internal resources in Globalization, resulting from restructuring actions started in 2003, and the leverage of a 19.3% increase in Globalization revenue. This improvement was offset by higher cost of revenue percentages in Testing, increasing to 57.4% for the quarter ended June 30, 2004 as compared to 48.2% for the corresponding quarter of the prior year, due to the unfavorable impact of under-utilized capacity caused by lower than anticipated Testing revenue during the quarter, as noted above.

For the quarter ended June 30, 2004, cost of revenue increased $2.0 million to $24.6 million for the quarter ended June 30, 2004 as compared to $22.5 million for the corresponding quarter of the prior year. This increase was primarily to support the growth in related revenue, including $1.3 million of additional costs related to the acquisition of Mentorix, partially reduced by the favorable impact of cost savings from restructuring, as noted above.

For the six months ended June 30, 2004, cost of revenue was $49.1 million, an increase of $7.7 million, or 18.5%, as compared to $41.5 million for the same period of 2003. Of this $7.7 million increase, approximately $3.0 million represents incremental costs related to the acquisition of Mentorix. The remainder of the increase relates primarily to salaries and associated employee benefits for personnel required to support the growth in related revenue.

Globalization cost of revenue increased $6.5 million to $38.2 million for the six months ended June 30, 2004 from $31.6 million in the comparable period of 2003. Approximately $3.0 million of the increase represents incremental costs related to the acquisition of Mentorix. The remainder of the increase relates primarily to salaries and associated employee benefits for personnel required to support the growth in related revenue.

Testing cost of revenue increased $1.2 million to $11.0 million for the six months ended June 30, 2004, from $9.8 million in the comparable period of 2003. This increase was primarily attributable to the lower than anticipated revenue during the period resulting in under-utilized capacity as well as certain costs incurred in the establishment of the VeriTest Enterprise Consulting practice and the integration of the Storage Solutions Lab.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar variance as compared to the prior year and as a percentage of revenue for the three and six months ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total sales and marketing expenses	$3,673,000	$3,273,000	$7,257,000	$6,089,000
Increase from prior year	400,000		1,168,000
Percentage of revenue	9.0%	8.8%	9.0%	8.9%

Sales and marketing costs of $3.7 million for the quarter ended June 30, 2004 increased $400,000 from the corresponding quarter of 2003. The increase was primarily the result of higher employee-related expenses and travel costs in the sales organization due to additional headcount in support of the 9.9% increase in revenue.

For the six months ended June 30, 2004, sales and marketing expenses increased 19.2% to $7.3 million from $6.1 million in the comparable period of 2003. The increase was primarily the result of increased employee-related expenses and travel costs incurred as a result of the 18.7% increase in revenue during the period. As a percentage of revenue, sales and marketing expenses increased slightly to 9.0% in the second quarter of 2004 from 8.8% in the corresponding period in 2003, and increased to 9.0% during the first six months of 2004, from 8.9% during the six months ended June 30, 2003, as a result of the increase in expenses, partially offset by increased revenue levels from period to period.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar variance as compared to the prior year and as a percentage of revenue for the three and six months ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total general and administrative expenses	$7,660,000	$7,933,000	$15,810,000	$14,866,000
Increase (decrease) from prior year	(273,000)		944,000
Percentage of revenue	18.7%	21.3%	19.6%	21.8%

General and administrative costs decreased $273,000, or 3.4%, to $7.7 million for the quarter ended June 30, 2004 as compared to $7.9 million for the quarter ended June 30, 2003. The decrease is primarily due to approximately $534,000 of business reconfiguration expenses associated with the resizing of the Paris, France operations recorded during the second quarter of 2003, lower professional services fees, insurance costs and travel expense for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. This decrease was partially offset by $1.0 million of incremental costs related to the addition of Mentorix.

For the six months ended June 30, 2004, general and administrative expenses increased $944,000 to $15.8 million from $14.9 million during the corresponding period of 2003. The increase is primarily due to $2.2 million of incremental costs related to the addition of Mentorix, partially reduced by lower professional services fees, insurance costs and travel expenses for the six months ended June 30, 2004 as compared to the corresponding period of the prior year, and by the impact of approximately $534,000 of business reconfiguration expenses associated with the resizing of the Paris, France operations recorded during the second quarter of 2003. As a percentage of revenue, general and administrative expenses decreased to 18.7% in the quarter ended June 30, 2004, as compared to 21.3% for the quarter ended June 30, 2003, and from 21.8% to 19.6% for the six months ended June 30, 2003 and 2004, respectively, due primarily to the items noted above as well as the impact of the increase in revenue from period to period.

Research and Development. Research and development expenses relate to LionStream™ an array of configurable technologies used in the globalization process, and include salaries and associated employee benefits and third-party contractor expenses. Research and development expense decreased 63.8% to $54,000 for the quarter ended June 30, 2004 as compared to $149,000 for the quarter ended June 30, 2003. For the six months ended June 30, 2004, research and development expenses decreased 49.0% to $179,000 from $351,000 for the six months ended June 30, 2003. The Company has been deploying LionStream for customers during the past two years, resulting in certain project personnel being redeployed to custom implementations of the technology for customers, and their cost being charged to cost of revenue, resulting in decreased research and development headcount-related expenses for the quarter and the six months ended June 30, 2004, as compared to the corresponding periods of the prior year.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar variance as compared to the prior year and as a percentage of revenue for the three and six months ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total depreciation and amortization expense	$775,000	$835,000	$1,640,000	$1,675,000
Decrease from prior year	60,000		35,000
Percentage of revenue	1.9%	2.2%	2.0%	2.5%

Depreciation and amortization expense decreased 7.2% to $775,000 for the quarter ended June 30, 2004 as compared to $835,000 for the quarter ended June 30, 2003. For the six months ended June 30, 2004, depreciation and amortization expense decreased 2.1% to $1.6 million from $1.7 million for the six months ended June 30, 2003. The culmination of depreciable lives of certain assets acquired in prior years resulted in decreased depreciation and amortization expense for the three and six months ended June 30, 2004, as compared to the corresponding periods of the prior year.

Interest Expense. During the three and six months ended June 30, 2004, Lionbridge had no outstanding debt, and as a result, no interest expense. In 2003, interest expense represented interest paid or payable on debt, the amortization of deferred financing costs and the accretion of discounts on subordinated notes. Interest on outstanding debt and the accretion of discount on debt were $843,000 and $152,000, respectively, for the three months ended June 30, 2003 and $1.6 million and $305,000, respectively for the six months ended June 30, 2003. During the third quarter of 2003, the Company used a portion of the net proceeds from its follow-on public offering of common stock to repay all amounts due under its senior subordinated notes, subordinated promissory notes, and line of credit facility.

Liquidity and Capital Resources

The following table shows cash and cash equivalents and working capital at June 30, 2004 and at December 31, 2003:

	June 30, 2004	December 31, 2003
Cash and cash equivalents	$34,326,000	$29,496,000
Working capital	45,846,000	38,838,000

Lionbridge’s working capital increased $7.0 million to $45.8 million at June 30, 2004 as compared to $38.8 million at December 31, 2003. The increase was primarily due to the growth and profitability of the business and improved receivables collections during the six months ended June 30, 2004. As of June 30, 2004, cash and cash equivalents totaled $34.3 million, an increase of $4.8 million from $29.5 million at December 31, 2003; accounts receivable and work in process totaled $33.3 million, consistent with $33.3 million at December 31, 2003; and other current assets decreased by $21,000 as compared to December 31, 2003. Current liabilities totaled $24.0 million, a decrease of $2.5 million from $26.4 million at December 31, 2003.

The following table shows the net cash provided by (used in) operating activities, net cash used in investing activities, and net cash provided by financing activities for the six months ended June 30, 2004 and 2003, respectively:

	Six Months Ended June 30,
	2004	2003
Net cash provided by (used in) operating activities	$4,496,000	$(1,564,000)
Net cash used in investing activities	354,000	727,000
Net cash provided by financing activities	837,000	429,000

Net cash provided by operating activities was $4.5 million for the six month period ended June 30, 2004, as compared to net cash used in operating activities of $1.6 million for the corresponding period of the prior year. The primary source of cash in the six months ended June 30, 2004 was the growth and profitability of the business, including net income of $4.4 million (reflecting $2.2 million in depreciation, amortization and other non-cash expenses), and a $953,000 reduction in accounts receivable and certain other operating assets, partially offset by other changes including a net $1.5 million decrease in accounts payable and accrued expenses, a $896,000 increase in work-in-process and a $713,000 decrease in deferred revenue. The primary uses of cash for the six months ended June 30, 2003 included a $3.7 million increase in accounts receivable and a $1.5 million increase in work-in-process, largely the result of increased revenue during the six-month period ended June 30, 2003, partially offset by other changes, including a $358,000 decrease in deferred revenue. This use of cash was reduced in part by $2.3 million in net adjustments for depreciation, amortization and other non-cash expenses.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the increase in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities decreased $373,000 to $354,000 for the six month period ended June 30, 2004, from $727,000 for the corresponding period of 2003.The only investing activity for both periods was the purchase of equipment, partially offset, in the six-month period ended June 30, 2004, by $48,000 in proceeds from the sale of property and equipment.

Net cash provided by financing activities increased $408,000 to $837,000 in the six-month period ended June 30, 2004 as compared to net cash provided by financing activities of $429,000 for the corresponding period of 2003. The primary financing source of funds in the six-month period ended June 30, 2004 was $953,000 in proceeds from the issuance of common stock under option and employee stock purchase plans. The primary use of funds from financing activities in the six-month period ended June 30, 2004 was the payment of $116,000 in capital lease obligations. The primary financing activity during the six-month period ended June 30, 2003 was increased borrowing of $1.5 million to support the growth of the business, in particular the Company’s accounts receivable and work in process growth, partially offset by a $1.0 million repayment of subordinated debt.

As of June 30, 2004, Lionbridge had $15.0 million available for borrowing under its bank line of credit which represented the total available under the line. Lionbridge’s future financing requirements will depend upon a number of factors, including its operating performance and increases in operating expenses associated with growth in its business. Lionbridge anticipates that its present cash position and available financing should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future.

Contractual Obligations

As of June 30, 2004, there are no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share.” This issue involves the computation of earnings per share for companies that have multiple classes of common stock or have issued securities other than common stock that participate in dividends with common stock (participating securities). The EITF concluded that companies having participating securities are required to apply the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. This issue is effective for fiscal periods beginning after March 31, 2004. Lionbridge does not have any participating securities, therefore EITF 03-6 has no effect on its earnings per share for the quarter ended June 30, 2004.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Lionbridge is exposed to market risk related to changes in interest rates and foreign currency exchange rates. Lionbridge does not currently use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates solely with respect to its line of credit with a commercial bank. There was no outstanding balance at June 30, 2004 under this credit facility. Lionbridge is exposed to market risk through its investing activities. Lionbridge’s investment portfolio consists primarily of investments in high-grade, commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity or their short maturity.

Foreign Currency Exchange Rate Risk. The majority of Lionbridge’s contracts with clients are denominated in U.S. dollars. However, 40% and 51% of its costs and expenses for the six months ended June 30, 2004 and 2003, respectively, were denominated in foreign currencies. Twenty-eight percent of its assets were recorded in foreign currencies as of June 30, 2004 and December 31, 2003. Thirty percent of its liabilities were recorded in foreign currencies as of June 30, 2004 and December 31, 2003. The principal foreign currencies applicable to Lionbridge’s business are the Euro, the Yen, and the Rupee. Lionbridge is exposed to foreign currency exchange risks as it relates to the volatility in the Euro, Yen and Rupee exchange rates. Lionbridge has not historically tried to reduce its exposure to exchange rate fluctuations by using formal hedging transactions. However, it may choose to do so in the future. Lionbridge may not be able to do this successfully. Accordingly, Lionbridge may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. As of June 30, 2004, Lionbridge, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the

Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting during the three months ended June 30, 2004.

LIONBRIDGE TECHNOLOGIES, INC.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Lionbridge is a party to a proposed settlement of purported securities class action litigation filed in the United States District Court for the Southern District of New York against Lionbridge and approximately 300 other public companies relating to their initial public offerings. If approved by the Court, the proposed settlement would result in the dismissal of the securities class action claims filed against the Company and certain of its officers and directors in that court on or about July 24, 2001 (an amended complaint was filed on April 19, 2002), as well as the securities class action claims filed in that court against the other public companies participating in the proposed settlement. With respect to this proposed settlement in principle, since the filing of Lionbridge’s Form 10-K for the year ended December 31, 2003, formal settlement documents have been executed by the parties and filed with the Court. The plaintiffs in the case against Lionbridge, along with the plaintiffs in the other related cases against the other issuer defendants who have agreed to the proposed settlement, have requested preliminary approval by the Court of the settlement, including the form of notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the settlement of these cases. Consummation of the proposed settlement remains conditioned on, among other things, both preliminary and final Court approval of the proposed settlement.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 18, 2004, the Company held its Annual Meeting of Stockholders.

At the meeting the stockholders elected two members (Edward A. Blechschmidt and Guy L. de Chazal) to the Board of Directors to serve for a three-year term as Class II Directors. 40,375,486 shares were cast for Mr. Blechschmidt; 1,307,922 shares were cast to withhold authority for Mr. Blechschmidt. 39,286,986 shares were cast for Mr. de Chazal; 2,396,422 shares were cast to withhold authority for Mr. de Chazal.

At the meeting the stockholders also approved the amendment to the Company’s 1998 Stock Plan to increase the aggregate number of shares of common stock that may be issued pursuant thereto to 11,722,032 shares from 9,722,032 shares. 18,418,503 votes were cast to approve the amendment to the plan and 16,637,491 votes were cast against the amendment to the plan. There were 138,705 abstentions and 1,674,807 broker non-votes.

Item 5.	Other Information.

Accompanying this Report on Form 10-Q are the certificates of the Chief Executive Officer and the Chief Financial Officer required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is furnished as Exhibit 32.1 to this report.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1	Sublease agreement dated as of April 14, 2004 between Lionbridge Technologies, Inc. and Airpath Wireless Inc.

10.2	Sublease agreement dated as of May 13, 2004 between Lionbridge Technologies, Inc. and Leostream Corp.

10.3*	1998 Stock Plan as amended on May 18, 2004.

31.1	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephan J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephan J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement.

(b) Reports on Form 8-K.

On April 22, 2004, the Company filed a Current Report on Form 8-K containing preliminary financial information for the quarter ended March 31, 2004 and forward looking statements, all as presented in a press release of April 22, 2004.

On May 11, 2004, the Company filed a Current Report on Form 8-K containing an amendment to its 1998 Stock Plan to prohibit the repricing of stock options granted thereunder without stockholder approval, and to clarify information regarding its Equity Plan Compensation Information as presented in its proxy statement.

On July 26, 2004, the Company filed a Current Report on Form 8-K containing preliminary financial information for the quarter ended June 30, 2004 and forward looking statements, all as presented in a press release of July 26, 2004.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/s/ STEPHEN J. LIFSHATZ
Stephen J. Lifshatz Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 6, 2004

Exhibit Index

Exhibit Number	Description
10.1	Sublease agreement dated as of April 14, 2004 between Lionbridge Technologies, Inc. and Airpath Wireless Inc.

10.2	Sublease agreement dated as of May 13, 2004 between Lionbridge Technologies, Inc. and Leostream Corp.

10.3*	1998 Stock Plan as amended on May 18, 2004.

31.1	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephan J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Rory J. Cowan, the company’s principal executive officer, and Stephan J. Lifshatz, the company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement.