Form 10-Q
period 2004-09-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2004-11-05
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 29, 2004 was 46,785,329.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,829	$29,496
Restricted cash	—	338
Accounts receivable, net of allowance of $404 and $591 at September 30, 2004 and December 31, 2003, respectively	19,850	24,653
Work in process	10,485	8,609
Other current assets	2,160	2,188

Total current assets	71,324	65,284
Property and equipment, net	2,551	4,445
Goodwill	34,916	34,994
Other intangible assets, net	73	191
Other assets	830	1,076

Total assets	$109,694	$105,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,121	$8,318
Accrued compensation and benefits	5,586	5,956
Accrued outsourcing	4,069	3,054
Accrued merger and restructuring	472	255
Other accrued expenses	5,343	4,779
Deferred revenue	3,086	3,850
Other current liabilities	195	234

Total current liabilities	23,872	26,446

Long-term liabilities	1,098	1,914
Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 46,769,017 and 46,340,587 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	468	464
Additional paid-in capital	184,119	181,661
Accumulated deficit	(100,179)	(106,029)
Deferred compensation	(2,302)	(1,251)
Accumulated other comprehensive income	2,618	2,785

Total stockholders’ equity	84,724	77,630

Total liabilities and stockholders’ equity	$109,694	$105,990

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$37,630	$36,701	$118,457	$104,822
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	24,292	21,931	73,422	63,407
Sales and marketing	3,443	3,411	10,700	9,500
General and administrative	7,466	7,112	23,276	21,978
Research and development	79	147	258	498
Depreciation and amortization	650	747	2,290	2,422
Amortization of acquisition-related intangible assets	10	115	118	346
Merger, restructuring and other charges	—	379	1,854	379
Stock-based compensation	176	69	419	295

Total operating expenses	36,116	33,911	112,337	98,825

Income from operations	1,514	2,790	6,120	5,997
Interest expense:
Interest on outstanding debt	—	281	—	1,882
Accretion of discount on debt	—	51	—	356
Accelerated recognition of discount and deferred financing charges on early repayment of debt	—	2,139	—	2,139
Interest income	109	26	268	26
Other (income) expense, net	41	(6)	108	226

Income before income taxes	1,582	351	6,280	1,420
Provision for income taxes	136	237	430	22

Net income	$1,446	$114	$5,850	$1,398

Net income per share of common stock:
Basic	$0.03	$0.00	$0.13	$0.04
Diluted	$0.03	$0.00	$0.12	$0.04
Weighted average number of common shares outstanding:
Basic	46,606	39,706	46,474	34,433
Diluted	49,450	42,246	49,550	37,573

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$5,850	$1,398
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangible assets	118	346
Stock-based compensation and debt financing costs	419	483
Accretion of discount on debt	—	356
Non-cash merger, restructuring and other charges	146	—
Accelerated recognition of discount and deferred financing charges on early repayment of debt	—	2,139
Depreciation and amortization	2,290	2,422
Other	101	22
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	4,530	(1,781)
Work in process	(1,949)	(4,149)
Other current assets	353	(117)
Other assets	237	39
Accounts payable	(3,143)	(1,408)
Accrued compensation and benefits	(737)	556
Accrued outsourcing	1,042	25
Accrued merger and restructuring	348	(66)
Other accrued expenses	13	(1,569)
Deferred revenue	(743)	(1,071)

Net cash provided by (used in) operating activities	8,875	(2,375)

Cash flows from investing activities:
Purchases of property and equipment	(660)	(828)
Proceeds from sale of property and equipment	48	—
Payments for businesses acquired, net of cash acquired	—	(21,857)

Net cash used in investing activities	(612)	(22,685)

Cash flows from financing activities:
Net payments of short-term debt	—	(18,159)
Payments of long-term debt	—	(11,998)
Proceeds from issuance of common stock, net	—	70,413
Proceeds from issuance of common stock under option and employee stock purchase plans	1,279	1,695
Payments of capital lease obligations	(173)	(131)

Net cash provided by financing activities	1,106	41,820

Net increase in cash and cash equivalents	9,369	16,760
Effects of exchange rate changes on cash and cash equivalents	(36)	(55)
Cash and cash equivalents at beginning of period	29,496	10,916

Cash and cash equivalents at end of period	$38,829	$27,621

Supplemental disclosure:
Non-cash investing activity—additions to capital lease obligations for fixed asset purchases	$—	$265

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

The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for collectibility of receivables, calculating service revenue using a percentage-of-completion assessment and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$1,446,000	$114,000	$5,850,000	$1,398,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	176,000	69,000	419,000	295,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(821,000)	(777,000)	(3,390,000)	(2,420,000)

Pro forma net income (loss)	$801,000	$(594,000)	$2,879,000	$(727,000)

Net income (loss) per share:
Basic, as reported	$0.03	$0.00	$0.13	$0.04
Basic, pro forma	$0.02	$(0.01)	$0.06	$(0.02)
Net income (loss) per share:
Diluted, as reported	$0.03	$0.00	$0.12	$0.04
Diluted, pro forma	$0.02	$(0.01)	$0.06	$(0.02)

2. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30, 2004	December 31, 2003
Computer software and equipment	$18,662,000	$18,638,000
Furniture and office equipment	3,477,000	3,507,000
Leasehold improvements	2,041,000	1,992,000

	24,180,000	24,137,000
Less: Accumulated depreciation and amortization	(21,629,000)	(19,692,000)

	$2,551,000	$4,445,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. BUSINESS ACQUISITIONS

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

4. DEBT

Line of Credit

Lionbridge has $15.0 million available for borrowing under a line of credit agreement with a commercial bank. Borrowings outstanding under the line of credit agreement are collateralized by the Company’s accounts receivable. The facility bears interest at the lender’s prime rate plus 0.5% (5.25% at September 30, 2004) and may be adjusted if the Company achieves certain operating results, down to the lender’s prime rate, but no less than 4.5%. As of September 30, 2004 and December 31, 2003, Lionbridge had no borrowings outstanding under this line of credit.

5. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

In January 2002, Lionbridge recorded deferred compensation of $537,000, representing the fair market value of 298,500 shares of restricted common stock issued to certain employees at that time. These restricted shares vested after one and two years of continued employment with the Company. In September 2003, Lionbridge recorded deferred compensation of $513,000, representing the fair market value of 66,000 shares of restricted common stock issued to certain employees at that time. In October 2003, the Company recorded deferred compensation of $812,000, representing the fair market value of 90,000 shares of restricted common stock issued to certain employees at that time. During the nine months ended September 30, 2004, upon the separation of an employee, deferred compensation of $423,000, representing the fair market value of 37,500 shares of restricted common stock originally issued to the employee in October 2003, was reversed. The restricted common stock issued in 2003 vests over four years from the date of grant on each anniversary date.

In February 2004, Lionbridge recorded deferred compensation of $510,000, representing the fair market value of 69,761 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse over eighteen months from the date of grant on each nine month anniversary date. In March 2004, Lionbridge recorded deferred compensation of $28,000, representing the fair market value of 3,000 shares of restricted common stock issued to an employee at that time. Restrictions on disposition lapse over two years from the date of grant on each anniversary date. On August 19, 2004, Lionbridge recorded deferred compensation of $1.4 million, representing the fair market value of 171,887 restricted common stock units issued to the Company’s Chief Executive Officer. Restrictions on disposition lapse over five years from the date of grant on each anniversary date.

Total amortization of deferred compensation was $176,000 and $69,000 for the three-month periods ended September 30, 2004 and 2003, respectively and $419,000 and $295,000 for the nine-month periods ended September 30, 2004 and 2003, respectively. The amortization of deferred compensation for the nine month period ended September 30, 2004 is net of a reversal of $56,000 previously recorded in relation to the 37,500 shares of restricted common stock terminated during that period.

6. COMPREHENSIVE INCOME

Total comprehensive income consists of net income and the net change in foreign currency translation adjustment, which is the only component of accumulated other comprehensive income. Total comprehensive income was approximately $1.5 million and $42,000 for the three-month periods ended September 30, 2004 and 2003, respectively, and $5.7 million and $1.3 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. NET INCOME PER SHARE

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

Shares used in calculating basic and diluted earnings per share for the three and nine-month periods ended September 30, 2004 and 2003, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average number of shares of common stock outstanding—basic	46,606,000	39,706,000	46,474,000	34,433,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	2,844,000	2,540,000	3,076,000	3,140,000

Weighted average number of shares of common stock outstanding—diluted	49,450,000	42,246,000	49,550,000	37,573,000

Options, unvested restricted stock and warrants to purchase 2,270,960 and 988,013 shares of common stock for the three-month periods ended September 30, 2004 and 2003, respectively, and 1,346,194 and 976,086 for the nine-month periods ended September 30, 2004 and 2003, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

8. MERGER, RESTRUCTURING AND OTHER CHARGES

During the nine months ended September 30, 2004, Lionbridge recorded restructuring and other charges of $1.9 million primarily related to the acquisition and integration of Mentorix. The $1.9 million of restructuring and other charges included $705,000 for anticipated losses recorded on vacated facilities, $146,000 for the impairment of long-lived assets, and $1.0 million for workforce reductions in the U.S., Brazil, France, Ireland, Germany, the Netherlands and China, consisting of fifty-nine technical, twelve administrative, and four sales staff. Of the $1.9 million of restructuring and other charges recorded during the nine months ended September 30, 2004, $1.1 million relates to the Company’s Globalization reporting segment, $511,000 to the Testing segment and $233,000 to Corporate and Other. As of June 30, 2004, Lionbridge had completed its restructuring plan, initiated in the third quarter of 2003, in conjunction with the acquisition and integration of Mentorix. Since inception of this restructuring plan, Lionbridge has recorded $2.8 million in related restructuring and other charges.

During the three and nine months ended September 30, 2003, Lionbridge recorded a restructuring charge of $379,000 reflecting workforce reductions in the U.S. and Paris, France, consisting of ten technical and ten administrative staff. All employees had been informed of their termination and related benefits in the period that the charge was recorded.

The following table summarizes the accrual activity for the nine months ended September 30, 2004 and 2003, respectively, by initiative:

	2004	2003
Beginning balance, January 1	$255,000	$871,000
Employee severance and related items:
Charges recorded	1,003,000	379,000
Revisions of estimated liabilities	(27,000)	(14,000)
Reclassification of accrual balance	—	(68,000)
Cash payments	(1,018,000)	(43,000)

	(42,000)	254,000

Lease termination costs and other items:
Charges recorded	705,000	—
Revisions of estimated liabilities	—	(284,000)
Cash payments	(287,000)	(477,000)

	418,000	(761,000)

Ending balance, September 30	$631,000	$364,000

During the nine months ended September 30, 2004, Lionbridge recorded $27,000 in revisions of estimated liabilities which related to employee severance and related items, due to the reversal of excess accruals for employee termination costs previously estimated and recorded as part of its restructuring plan related to the acquisition and integration of Mentorix.

During the nine months ended September 30, 2003, Lionbridge recorded $14,000 in revisions of estimated liabilities which related to employee severance and related items, due to the reversal of excess accruals for employee termination costs previously estimated and recorded in connection with its May 2000 acquisition of INTL.com and July 2002 acquisition of eTesting Labs. These accruals had been initially recorded in accordance with Emerging Issues Task Force Abstract 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination (“EITF 95-3”), and related literature.

During the nine months ended September 30, 2003, Lionbridge also recorded $284,000 in revisions of lease termination costs and other charges, resulting from the renegotiation and termination of leases for vacated facilities in the United States obtained in connection with the Data Dimensions and eTesting Labs acquisitions in June 2001 and July 2002, respectively. Lionbridge had originally established these reserves in accordance with EITF 95-3. The resulting credit from these revisions was recorded as a reduction to goodwill previously recognized. The reserves initially established in connection with the acquisition of Data Dimensions were based on the Company’s expectations of future lease costs on vacant facilities, adjusted for sub-lease income. In May 2003, after the premises had been vacant for twenty-three months, the Company was able to negotiate an early termination of one of the lease arrangements such that future lease costs were less than originally anticipated. The reserve initially established in connection with the acquisition of eTesting Labs was based on the Company’s expectations of future lease costs for a vacant facility, as well as other facility exit costs. The Company was able to exit and turn over the property sooner and under more favorable terms than initially anticipated. These favorable negotiations and events had not been anticipated by the Company at the time the original reserves were recorded, and resulted in the revisions of estimated liabilities recorded.

At September 30, 2004, the consolidated balance sheet included accruals totaling $631,000 primarily related to the integration of the Company’s India operation. Lionbridge currently anticipates that $472,000 of this total will be fully utilized within twelve months. The remaining $159,000 relates to lease obligations on unused facilities expiring through 2007 and is included in long-term liabilities.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about the reported net income of the Company for the three and nine-month periods ended September 30, 2004 and 2003. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
External revenue:
Globalization	$29,169,000	$26,238,000	$90,721,000	$74,563,000
Testing	8,461,000	10,463,000	27,736,000	30,259,000

	$37,630,000	$36,701,000	$118,457,000	$104,822,000

Net income:
Globalization	$4,160,000	$3,602,000	$15,218,000	$9,554,000
Testing	717,000	3,351,000	3,478,000	8,893,000
Less: corporate and other expenses	(3,431,000)	(6,839,000)	(12,846,000)	(17,049,000)

	$1,446,000	$114,000	$5,850,000	$1,398,000

10. OTHER INTANGIBLE ASSETS

The following table summarizes other intangible assets at September 30, 2004 and December 31, 2003, respectively:

	September 30, 2004			December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
ILE installed customer base	$1,800,000	$1,800,000	$—	$1,800,000	$1,710,000	$90,000
Mentorix internally developed software	110,000	37,000	73,000	110,000	9,000	101,000

	$1,910,000	$1,837,000	$73,000	$1,910,000	$1,719,000	$191,000

Future amortization expense related to intangible assets held at September 30, 2004 is expected to be $9,000, $37,000 and $27,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

11. CONTINGENCIES

Lionbridge is a party to a proposed settlement of purported securities class action litigation filed in the United States District Court for the Southern District of New York against Lionbridge and approximately 300 other public companies relating to their initial public offerings. If approved by the Court, the proposed settlement would result in the dismissal of the securities class action claims filed against the Company and certain of its officers and directors in that court on or about July 24, 2001 (an amended complaint was filed on April 19, 2002), as well as the securities class action claims filed in that court against the other public companies participating in the proposed settlement. With respect to this proposed settlement in principle, since the filing of Lionbridge’s Form 10-K for the year ended December 31, 2003, formal settlement documents have been executed by the parties and filed with the Court. The plaintiffs in the case against Lionbridge, along with the plaintiffs in the other related cases against the other issuer defendants who have agreed to the proposed settlement, have requested preliminary approval by the Court of the settlement, including the form of notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the settlement of these cases. In mid-September 2004, the Court requested additional information concerning the adequacy of the settlement amount and how plaintiffs intend to allocate any consideration paid under the settlement among the more than 300 separate class actions that are included in the settlement, and counsel for the plaintiffs and for the issuer defendants are in the process of providing to the Court the information that it has requested. Consummation of the proposed settlement remains conditioned on, among other things, both preliminary and final Court approval of the proposed settlement. If the Court preliminarily approves the proposed settlement, it will direct that notice of the terms of the proposed settlement be published in the newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share.” This issue involves the computation of earnings per share for companies that have multiple classes of common stock or have issued securities other than common stock that participate in dividends with common stock (participating securities). The EITF concluded that companies having participating securities are required to apply the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. This issue is effective for fiscal periods beginning after March 31, 2004. Lionbridge does not have any participating securities, therefore EITF 03-6 has no effect on its earnings per share, for the three and nine months ended September 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances over many of which Lionbridge has little or no control. A number of important risks and uncertainties, including those identified under the captions “Factors That May Affect Future Results” in Lionbridge’s Annual Report on Form 10-K, filed March 11, 2004 (SEC File No. 000-26933) and “Risk Factors” in Lionbridge’s Registration Statements on Form S-3 (SEC File Nos. 333-106693 and 333-107753) as well as risks and uncertainties discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include the following: (i) the success of Lionbridge’s continued diversification of its customer base; (ii) termination of customer contracts prior to the end of their term; (iii) Lionbridge’s dependence on clients’ product releases to generate revenues, in particular with respect to technology clients; (iv) the loss of a major client or customer; (v) the size, timing and recognition of revenue from major clients; (vi) customer delays or postponements of services; (vii) the impact of foreign currency fluctuations on its operating results and revenue growth; (viii) risks associated with the management of growth; (ix) market acceptance of new service offerings; (x) the timing, impact and success of cost reduction initiatives; (xi) the timing, impact and success of efforts to optimize its scalable model; (xii) the failure to keep pace with the rapidly changing requirements of its customers; (xiii) benefits realized from the acquisition of Mentorix (“Lionbridge India”); (xiv) the ability to implement and realize cost efficiencies, the ability to recognize the benefits from offshore production capabilities and restructuring activities, and the timing and size of such restructuring activities; (xv) Lionbridge’s ability to attract and retain key personnel; (xvi) Lionbridge being held liable for defects or errors in its solutions or services; (xvii) political, economic and business fluctuations in international markets; as well as risks of additional downturns in conditions generally, and in the information technology and software industries specifically, and the risks associated with competition and competitive price pressures; and (xviii) Lionbridge’s ability to forecast revenue and operating results. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The forward-looking statements in this 10-Q are made as of the date of this filing only, and Lionbridge does not undertake to update or supplement these statements due to changes in circumstances or otherwise.

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

As of September 30, 2004, there are no material changes in Lionbridge’s critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

For the nine-month period ended September 30, 2004, Lionbridge’s income from operations was $6.1 million, with net income of $5.9 million. For the year ended December 31, 2003, the Company’s income from operations was $7.5 million, with net income of $2.5 million. Prior to 2002, the Company experienced operating losses, as well as net losses, for each year of its operations and, as of September 30, 2004, had an accumulated deficit of $100.2 million.

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

The delivery of Lionbridge’s product and content globalization involves, and is dependent on, the translation of content by subcontractors and in-house employees. As the time to translate each word of content within a project is relatively uniform, labor input is truly reflective of the delivery of the contracted service and an appropriate metric for the measurement of progress in delivering such services.

The use of a percentage-of-completion assessment of service delivery requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, anticipated increases in employee wages and prices for subcontractor services, and the availability of subcontractor services. When adjustments in estimated project costs are identified, anticipated losses, if any, are recognized in the period in which they are determined.

Lionbridge’s product and content globalization agreements with its customers may provide the customer with a fixed and limited time period following delivery during which Lionbridge will attempt to address any non-conformity to previously agreed upon objective specifications relating to the work, either in the form of a limited acceptance period or a post-delivery warranty period. Management believes recognition of revenue at the time the services are delivered is appropriate, because its obligations under such provisions are limited in time, limited in scope, and historically have not involved significant costs. In the future, if the post delivery acceptance or warranty provisions become more complex or include subjective acceptance criteria, Lionbridge may have to revise its revenue recognition policy appropriately, which could affect the timing of revenue recognition.

Merger, Restructuring and Other Charges

During the nine months ended September 30, 2004, Lionbridge recorded restructuring and other charges of $1.9 million primarily related to the acquisition and integration of Mentorix. The $1.9 million of restructuring and other charges included $705,000 for anticipated losses recorded on vacated facilities, $146,000 for the impairment of long-lived assets, and $1.0 million for workforce reductions in the U.S., Brazil, France, Ireland, Germany, the Netherlands and China, consisting of fifty-nine technical, twelve administrative, and four sales staff. Of the $1.9 million of restructuring and other charges recorded during the nine months ended September 30, 2004, $1.1 million relates to the Company’s Globalization reporting segment, $511,000 to the Testing segment and $233,000 to Corporate and Other. As of June 30, 2004, Lionbridge had completed its restructuring plan, initiated in the third quarter of 2003, in conjunction with the acquisition and integration of Mentorix. Since inception of this restructuring plan, Lionbridge has recorded $2.8 million in related restructuring and other charges.

Non-Cash Charges

Stock-Based Compensation. Lionbridge recorded deferred compensation of $3.8 million in 1999, representing the difference between the exercise price of stock options granted and the fair market value for accounting purposes of the underlying common stock at the date of the grant. As of September 30, 2004, the deferred compensation balance, adjusted for forfeitures, has been fully amortized. Of the total deferred compensation amount, $2.7 million had been amortized and $1.1 million had been reversed due to cancellation of the underlying options. The amortization of this deferred compensation was recorded as an operating expense and totaled $106,000 for the nine month period ended September 30, 2003.

In January 2002, Lionbridge recorded deferred compensation of $537,000, representing the fair market value of 298,500 shares of restricted common stock issued to certain employees at that time. The deferred compensation has been amortized over the two-year period during which the restrictions on the common stock lapsed. The amortization of this deferred compensation was recorded as an operating expense and totaled $60,000 and $180,000, respectively, for the three and nine month periods ended September 30, 2003.

In September 2003, Lionbridge recorded deferred compensation of $513,000, representing the fair market value of 66,000 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse over four years from the date of grant on each anniversary date. The deferred compensation is being amortized over the four-year period during which the restrictions on the common stock lapse. The amortization of this deferred compensation is recorded as an operating expense and totaled $32,000 and $96,000, respectively, for the three and nine month periods ended September 30, 2004 and $9,000 for the three and nine month periods ended September 30, 2003.

In October 2003, Lionbridge recorded deferred compensation of $812,000, representing the fair market value of 90,000 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse over four years from the date of grant on each anniversary date. The deferred compensation is being amortized over the four-year period during which the restrictions on the common stock lapse. During the quarter ended June 30, 2004, unamortized deferred compensation of $423,000, representing the fair market value of 37,500 shares of restricted common stock issued to an employee at that time, was reversed upon the separation of the employee. The amortization of this deferred compensation is recorded as an operating expense and totaled $23,000 and $77,000, respectively, for the three and nine month periods ended September 30, 2004, net of a reversal of $56,000 of amortization previously recorded in relation to the 37,500 shares of restricted common stock terminated during the quarter ended June 30, 2004.

In February 2004, Lionbridge recorded deferred compensation of $510,000, representing the fair market value of 69,761 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse over eighteen months from the date of grant on each nine month anniversary date. The deferred compensation is being amortized over the eighteen month period during which the restrictions on the common stock lapse. The amortization of this deferred compensation is recorded as an operating expense and totaled $86,000 and $206,000, respectively, for the three and nine month periods ended September 30, 2004.

In March 2004, Lionbridge recorded deferred compensation of $28,000, representing the fair market value of 3,000 shares of restricted common stock issued to an employee at that time. Restrictions on disposition lapse over two years from the date of grant on each anniversary date. The deferred compensation is being amortized over the two-year period during which the restrictions on the common stock lapse. The amortization of this deferred compensation is recorded as an operating expense and totaled $3,000 and $8,000, respectively, for the three and nine month periods ended September 30, 2004.

On August 19, 2004, Lionbridge recorded deferred compensation of $1.4 million, representing the fair market value of 171,887 shares of restricted common stock units issued to the Company’s Chief Executive Officer. Restrictions on disposition lapse over five years from the date of grant on each anniversary date. The deferred compensation is being amortized over the five-year period during which the restrictions on the common stock lapse. The amortization of this deferred compensation is recorded as an operating expense and totaled $32,000 for the three and nine month periods ended September 30, 2004.

Lionbridge currently expects to amortize the following remaining amounts of deferred compensation existing as of September 30, 2004 in the fiscal periods as follows:

December 31, 2004	213,000
December 31, 2005	722,000
December 31, 2006	492,000
December 31, 2007	433,000
December 31, 2008	271,000
December 31, 2009	171,000

$2,302,000

Accretion of Discount on Debt. Interest expense for the three and nine month periods ended September 30, 2003 includes $51,000 and $356,000, respectively, for the accretion of a $3.0 million discount on subordinated debt with a principal amount of $8.0 million. The $3.0 million discount on the note was accreted as interest expense on a straight-line basis over the period from November 1, 2001 to July 31, 2003. In August 2003, the Company repaid the principal balance of $8.0 million outstanding on this note. Due to the early extinguishment of this debt, the unamortized balance of the $3.0 million discount of $1.9 million was recorded as interest expense at the time of repayment.

Accretion of Warrants Issued for Common Stock. In May 2002, Lionbridge issued two seven-year warrants, related to certain subordinated debt agreements for the purchase of up to 400,000 shares, in the aggregate, of common stock at an exercise price of

$1.69 per share. One quarter of the shares issuable under the warrants were vested at the time of issuance and the remaining shares vested ratably each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants, valued at $551,000 in the aggregate, had been recorded as a deferred financing cost and were being amortized as interest expense over the remaining term of the notes, resulting in interest expense of $230,000 and $367,000, respectively, for the three and nine months ended September 30, 2003. An incremental $207,000 was recognized as accelerated deferred financing costs in July 2003 upon early repayment of this debt.

In August 2002, Lionbridge issued two seven-year warrants related to certain subordinated debt agreements for the purchase of up to 50,612 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. One quarter of the shares issuable under the warrants were vested at the time of issuance and the remaining shares vested ratably each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants, valued at $47,000 in the aggregate, had been recorded as a deferred financing cost and were being amortized as interest expense over the remaining term of the notes, resulting in interest expense of $3,000 and $27,000, respectively, for the three and nine months ended September 30, 2003. In August 2003, the Company paid the balance outstanding on these notes.

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	64.6	59.8	62.0	60.5
Sales and marketing	9.2	9.3	9.0	9.1
General and administrative	19.8	19.4	19.6	21.0
Research and development	0.2	0.4	0.2	0.5
Depreciation and amortization	1.7	2.0	1.9	2.3
Amortization of acquisition-related intangible assets	—	0.3	0.1	0.3
Merger, restructuring and other charges	—	1.0	1.6	0.4
Stock-based compensation	0.5	0.2	0.4	0.3

Total operating expenses	96.0	92.4	94.8	94.4

Income from operations	4.0	7.6	5.2	5.6
Interest expense:
Interest on outstanding debt	—	0.7	—	1.8
Accretion of discount on debt	—	0.1	—	0.3
Accelerated recognition of discount and deferred financing charges on early repayment of debt	—	5.8	—	2.0
Interest income	0.3	—	0.2	—
Other expense	0.1	—	0.1	0.2

Income before income taxes	4.2	1.0	5.3	1.3
Provision for income taxes	0.4	0.6	0.4	—

Net income	3.8%	0.4%	4.9%	1.3%

Revenue. The following table shows Globalization and Testing revenues in dollars and as a percentage of total revenue for the three and nine months ended September 30, 2004 and 2003, respectively:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Globalization	$29,169,000	78%	$26,238,000	71%	$90,721,000	77%	$74,563,000	71%
Testing	8,461,000	22%	10,463,000	29%	27,736,000	23%	30,259,000	29%

Total revenue	$37,630,000	100%	$36,701,000	100%	$118,457,000	100%	$104,822,000	100%

Revenue for the quarter ended September 30, 2004 was $37.6 million, an increase of $929,000, or 2.5%, from $36.7 million for the quarter ended September 30, 2003. The increase was due to $2.9 million of revenue growth in Globalization, partially offset by a decrease of $2.0 million in Testing revenue as compared to the corresponding period of 2003. The $2.9 million, or 11.2%, increase in

Globalization revenue from $26.2 million in the quarter ended September 30, 2003 to $29.2 million in the quarter ended September 30, 2004 was due to approximately $2.5 million of revenue attributable to Lionbridge’s acquisition of Mentorix in September 2003 and the remainder due to revenue growth from new customer engagements. The decrease of $2.0 million, or 19.1%, in Testing revenue from $10.5 million in the quarter ended September 30, 2003 to $8.5 million in the quarter ended September 30, 2004 was primarily due to a general slow down in market demand for technology applications products and certification testing, and corresponding customer delays and cancellations of testing engagements. Testing revenues, and to a lesser extent Globalization revenues, were also negatively impacted by project delays, and by a decline in the number and scope of short term, project-based engagements from the Company’s technology clients that occurred principally in the latter part of the quarter ended September 30, 2004.

For the nine months ended September 30, 2004, revenue was $118.5 million, an increase of $13.6 million, or 13.0%, as compared to $104.8 million for the same period of the prior year. Globalization revenue increased $16.2 million, or 21.7%, to $90.7 million from $74.6 million. This increase was primarily due to approximately $9.8 million of Globalization revenue attributable to Lionbridge’s acquisition of Mentorix with the remainder attributable to organic revenue growth. This increase was partially offset by a decrease in Testing revenue of $2.5 million, or 8.3%, to $27.7 million from $30.3 million in the comparable period of 2003 for reasons noted above.

Cost of Revenue. Cost of revenue consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows Globalization and Testing cost of revenues, the percentage variance from the prior year three and nine month periods and as a percentage of revenue for the three and nine months ended September 30, 2004 and 2003, respectively:

	Three Months Ended September 30, 2004	% Change Q3 03 to Q3 04	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	% Change Nine Months 03 to Nine Months 04	Nine Months Ended September 30, 2003
Globalization:
Cost of revenue	$18,960,000	11.7%	$16,979,000	$57,140,000	17.5%	$48,611,000
Percentage of revenue	65.0%		64.7%	63.0%		65.2%
Testing:
Cost of revenue	5,332,000	7.7%	4,952,000	16,282,000	10.0%	14,796,000
Percentage of revenue	63.0%		47.3%	58.7%		48.9%

Total cost of revenue	$24,292,000		$21,931,000	$73,422,000		$63,407,000

Percentage of revenue	64.6%		59.8%	62.0%		60.5%

For the quarter ended September 30, 2004, as a percentage of revenue, cost of revenue increased to 64.6% as compared to 59.8% for the corresponding quarter of the prior year. Globalization cost of revenue increased slightly to 65.0% as compared to 64.7% for the corresponding period of the prior year. Testing cost of revenue increased to 63.0% for the quarter ended September 30, 2004 as compared to 47.3% for the corresponding quarter of the prior year. The increase was primarily the result of the unfavorable impact of under-utilized capacity in the VeriTest testing laboratories due to lower than anticipated Testing revenue during the quarter, and certain costs incurred in the establishment of a testing consulting practice and the integration of the Storage Solutions Lab.

For the quarter ended September 30, 2004, cost of revenue increased $2.4 million to $24.3 million as compared to $21.9 million for the corresponding period of the prior year. This increase was primarily due to the incremental expense required to support the growth in related revenue, approximately $1.0 million of additional costs related to the acquisition of Mentorix and $735,000 of costs incurred in the establishment of a testing consulting practice and the integration of the Storage Solutions Lab. These increases were partially offset by the favorable impact of cost savings resulting from restructuring activities initiated in 2003.

For the nine months ended September 30, 2004, as a percentage of revenue, cost of revenue increased to 62.0% as compared to 60.5% for the corresponding period of the prior year. Globalization cost of revenue decreased to 63.0% as compared to 65.2% for the corresponding period of the prior year, primarily due to the benefit of lower labor costs in India and restructuring activities primarily in Europe. These decreases were partially offset by increased outsourcing costs resulting from variations in mix of localization services provided as compared to the corresponding period of the prior year. Testing cost of revenue increased to 58.7% for the nine months ended September 30, 2004 as compared to 48.9% for the corresponding period of the prior year. The increase was primarily the result of the unfavorable impact of under-utilized capacity caused by lower than anticipated Testing revenue during the period and certain costs incurred in the establishment of a testing consulting practice and the integration of the Storage Solutions Lab.

For the nine months ended September 30, 2004, cost of revenue was $73.4 million, an increase of $10.0 million, or 15.8%, as compared to $63.4 million for the same period of 2003. Of this $10.0 million increase, approximately $4.0 million represents incremental costs related to the acquisition of Mentorix and $1.5 million is attributable to certain costs incurred in the establishment of a testing consulting practice and the integration of the Storage Solutions Lab. The remainder of the increase relates primarily to incremental expense required to support the growth in related revenue. Globalization cost of revenue increased $8.5 million to $57.1 million for the nine months ended September 30, 2004 from $48.6 million in the comparable period of 2003. Approximately $4.0 million of the increase represents incremental costs related to the acquisition of Mentorix. The remainder relates primarily to increased labor and outsourcing costs required to support the growth in related revenue. Testing cost of revenue increased $1.5 million to $16.3 million for the nine months ended September 30, 2004, from $14.8 million in the comparable period of 2003. This increase is primarily attributable to certain costs incurred in the establishment of a testing consulting practice and the integration of the Storage Solutions Lab.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar variance as compared to the prior year and as a percentage of revenue for the three and nine months ended September 30, 2004 and 2003, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total sales and marketing expenses	$3,443,000	$3,411,000	$10,700,000	$9,500,000
Increase from prior year	32,000		1,200,000
Percentage of revenue	9.2%	9.3%	9.0%	9.1%

Sales and marketing expenses of $3.4 million for the quarter ended September 30, 2004 increased $32,000 from the corresponding quarter of 2003. The increase was primarily the result of higher employee-related expenses and travel costs in the sales organization to support of the 2.5% increase in revenue.

For the nine months ended September 30, 2004, sales and marketing expenses increased 12.6% to $10.7 million from $9.5 million in the comparable period of 2003. The increase was primarily the result of increased employee-related expenses and travel costs incurred in support of the 13.0% increase in revenue during the period. As a percentage of revenue, sales and marketing expenses decreased slightly to 9.2% in the third quarter of 2004 from 9.3% in the corresponding period in 2003, and decreased slightly to 9.0% during the first nine months of 2004, from 9.1% during the nine months ended September 30, 2003, primarily as a result of the increased revenue levels from period to period.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar variance as compared to the prior year and as a percentage of revenue for the three and nine months ended September 30, 2004 and 2003, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total general and administrative expenses	$7,466,000	$7,112,000	$23,276,000	$21,978,000
Increase from prior year	354,000		1,298,000
Percentage of revenue	19.8%	19.4%	19.6%	21.0%

General and administrative expenses increased $354,000 or 5.0%, to $7.5 million for the quarter ended September 30, 2004 as compared to $7.1 million for the quarter ended September 30, 2003. This increase is primarily due to $486,000 of incremental costs related to the addition of Mentorix and approximately $120,000 of fees incurred in relation to compliance with the Sarbanes-Oxley Act of 2002, partially offset by lower compensation expense for the quarter ended September 30, 2004 as compared to the corresponding period of the prior year.

For the nine months ended September 30, 2004, general and administrative expenses increased $1.3 million to $23.3 million from $22.0 million during the corresponding period of 2003. The increase is primarily due to $1.6 million of incremental costs related to the addition of Mentorix and approximately $180,000 of fees incurred in relation to compliance with the Sarbanes-Oxley Act of 2002, partially reduced by lower consulting fees and insurance costs for the nine-months ended September 30, 2004 as compared to the corresponding period of the prior year, and by the impact of approximately $534,000 of business reconfiguration expenses associated with the resizing of the Paris, France operations recorded during the second quarter of 2003. As a percentage of revenue, general and administrative expenses increased to 19.8% in the quarter ended September 30, 2004, as compared to 19.4% for the quarter ended September 30, 2003, and decreased to 19.6% from 21.0% for the nine months ended September 30, 2004 and 2003, respectively, due primarily to the items noted above as well as the impact of the increase in revenue from period to period.

Research and Development. Research and development expenses relate to LionStream™, an array of configurable technologies used in the globalization process, and include salaries and associated employee benefits and third-party contractor expenses. Research and development expense decreased 46.3% to $79,000 for the quarter ended September 30, 2004 as compared to $147,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, research and development expenses decreased 48.2% to $258,000 from $498,000 for the nine months ended September 30, 2003. The Company has been deploying LionStream for customers during the past two years, resulting in certain project personnel being redeployed to custom implementations of the technology for customers, and their cost being charged to cost of revenue, resulting in decreased research and development headcount-related expenses for the quarter and the nine months ended September 30, 2004, as compared to the corresponding periods of the prior year.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar variance as compared to the prior year and as a percentage of revenue for the three and nine months ended September 30, 2004 and 2003, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total depreciation and amortization expense	$650,000	$747,000	$2,290,000	$2,422,000
Decrease from prior year	97,000		132,000
Percentage of revenue	1.7%	2.0%	1.9%	2.3%

Depreciation and amortization expense decreased 13.0% to $650,000 for the quarter ended September 30, 2004 as compared to $747,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, depreciation and amortization expense decreased 5.5% to $2.3 million from $2.4 million for the nine months ended September 30, 2003. The culmination of depreciable lives of certain assets acquired in prior years resulted in decreased depreciation and amortization expense for the quarter and the nine months ended September 30, 2004, as compared to the corresponding periods of the prior year.

Interest Expense. During the three and nine months ended September 30, 2004, Lionbridge had no outstanding debt, and as a result, no interest expense. In 2003, interest expense represented interest paid or payable on debt, the amortization of deferred financing costs and the accretion of discounts on subordinated notes. Interest on outstanding debt and the accretion of discount on debt were $281,000 and $51,000, respectively, for the three months ended September 30, 2003 and $1.9 million and $356,000, respectively for the nine months ended September 30, 2003. During the third quarter of 2003, the Company used a portion of the net proceeds from its follow-on public offering of common stock to repay all amounts due under its senior subordinated notes, subordinated promissory notes, and line of credit facility. The early repayment of debt accelerated recognition of $2.1 million in discount and deferred financing charges during the three and nine months ended September 30, 2003.

Liquidity and Capital Resources

The following table shows cash and cash equivalents and working capital at September 30, 2004 and at December 31, 2003:

	September 30, 2004	December 31, 2003
Cash and cash equivalents	$38,829,000	$29,496,000
Working capital	47,452,000	38,838,000

Lionbridge’s working capital increased $8.6 million to $47.5 million at September 30, 2004 as compared to $38.8 million at December 31, 2003. The increase was primarily due to the growth and profitability of the business during the nine months ended September 30, 2004. As of September 30, 2004, cash and cash equivalents totaled $38.8 million, an increase of $9.3 million from $29.5 million at December 31, 2003; accounts receivable and work in process totaled $30.3 million, a decrease of $3.0 million compared to December 31, 2003; and other current assets decreased by $28,000 as compared to December 31, 2003. Current liabilities totaled $23.9 million, a decrease of $2.6 million from $26.4 million at December 31, 2003.

The following table shows the net cash provided by (used in) operating activities, net cash used in investing activities, and net cash provided by financing activities for the nine months ended September 30, 2004 and 2003, respectively:

	Nine Months Ended September 30,
	2004	2003
Net cash provided by (used in) operating activities	$8,875,000	$(2,375,000)
Net cash used in investing activities	612,000	22,685,000
Net cash provided by financing activities	1,106,000	41,820,000

Net cash provided by operating activities was $8.9 million for the nine month period ended September 30, 2004, as compared to net cash used in operating activities of $2.4 million for the corresponding period of the prior year. The primary source of cash in the nine months ended September 30, 2004 was the growth and profitability of the business, including net income of $5.9 million

(reflecting $3.1 million in depreciation, amortization and other non-cash expenses), and a $5.1 million reduction in accounts receivable and certain other operating assets, partially offset by other changes including a net $2.5 million decrease in accounts payable and accrued expenses, a $1.9 million increase in work-in-process and a $743,000 decrease in deferred revenue. The primary uses of cash for the nine months ended September 30, 2003 included a $1.8 million increase in accounts receivable and a $4.1 million increase in work-in-process, largely the result of increased revenue during the nine-month period ended September 30, 2003, partially offset by other changes, including a $1.1 million decrease in deferred revenue. This use of cash was reduced in part by $5.8 million in net adjustments for depreciation, amortization and other non-cash expenses, including $2.1 million of accelerated recognition of discount on debt and deferred financing charges on early retirement of debt.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the increase in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities decreased $22.1 million to $612,000 for the nine month period ended September 30, 2004, from $22.7 million for the corresponding period of 2003. The primary investing activity for the nine month period ended September 30, 2004 was the purchase of equipment, partially offset by $48,000 in proceeds from the sale of property and equipment. The primary investing activity for the nine-month period ended September 30, 2003 was $21.9 million for the acquisition of Mentorix, net of cash acquired and to a lesser extent, purchases of equipment.

Net cash provided by financing activities decreased $40.7 million to $1.1 million in the nine-month period ended September 30, 2004 as compared to net cash provided by financing activities of $41.8 million for the corresponding period of 2003. The primary financing source of funds in the nine-month period ended September 30, 2004 was $1.3 million in proceeds from the issuance of common stock under option and employee stock purchase plans. The primary use of funds from financing activities in the nine-month period ended September 30, 2004 was the payment of $173,000 in capital lease obligations. The primary financing source of funds during the nine-month period ended September 30, 2003, was the $70.4 million in net proceeds from the Company’s issuance of 12,340,000 common shares in a public offering. The primary use of funds from financing activities during the nine-month period ended September 30, 2003, was the repayment of $31.7 million of debt during the third quarter of 2003.

As of September 30, 2004, Lionbridge had $15.0 million available for borrowing under its bank line of credit which represented the total available under the line. Lionbridge’s future financing requirements will depend upon a number of factors, including its operating performance and increases in operating expenses associated with growth in its business. Lionbridge anticipates that its present cash position and available financing should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future.

Contractual Obligations

As of September 30, 2004, there are no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share.” This issue involves the computation of earnings per share for companies that have multiple classes of common stock or have issued securities other than common stock that participate in dividends with common stock (participating securities). The EITF concluded that companies having participating securities are required to apply the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. This issue is effective for fiscal periods beginning after March 31, 2004. Lionbridge does not have any participating securities, therefore EITF 03-6 has no effect on its earnings per share, for the three and nine months ended September 30, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Lionbridge is exposed to market risk related to changes in interest rates and foreign currency exchange rates. Lionbridge does not currently use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates solely with respect to its line of credit with a commercial bank. There was no outstanding balance at September 30, 2004 under this credit facility. Lionbridge is exposed to market risk through its investing activities. Lionbridge’s investment portfolio consists primarily of investments in high-grade, commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity or their short maturity.

Foreign Currency Exchange Rate Risk. The majority of Lionbridge’s contracts with clients are denominated in U.S. dollars. However, 43% and 49% of its costs and expenses for the nine months ended September 30, 2004 and 2003, respectively, were denominated in foreign currencies. Thirty-one percent and 28% of its assets were recorded in foreign currencies as of September 30, 2004 and December 31, 2003, respectively. Twenty-seven percent and 30% of its liabilities were recorded in foreign currencies as of September 30, 2004 and December 31, 2003, respectively. The principal foreign currencies applicable to Lionbridge’s business are the Euro, the Yen, and the Rupee. Lionbridge is exposed to foreign currency exchange risks as it relates to the volatility in the Euro, Yen and Rupee exchange rates. Lionbridge has not historically tried to reduce its exposure to exchange rate fluctuations by using formal hedging transactions. However, it may choose to do so in the future. Lionbridge may not be able to do this successfully. Accordingly, Lionbridge may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As of September 30, 2004, Lionbridge, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting during the three months ended September 30, 2004.

LIONBRIDGE TECHNOLOGIES, INC.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Lionbridge is a party to a proposed settlement of purported securities class action litigation filed in the United States District Court for the Southern District of New York against Lionbridge and approximately 300 other public companies relating to their initial public offerings. If approved by the Court, the proposed settlement would result in the dismissal of the securities class action claims filed against the Company and certain of its officers and directors in that court on or about July 24, 2001 (an amended complaint was filed on April 19, 2002), as well as the securities class action claims filed in that court against the other public companies participating in the proposed settlement. With respect to this proposed settlement in principle, since the filing of Lionbridge’s Form 10-K for the year ended December 31, 2003, formal settlement documents have been executed by the parties and filed with the Court. The plaintiffs in the case against Lionbridge, along with the plaintiffs in the other related cases against the other issuer defendants who have agreed to the proposed settlement, have requested preliminary approval by the Court of the settlement, including the form of notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the settlement of these cases. In mid-September 2004, the Court requested additional information concerning the adequacy of the settlement amount and how plaintiffs intend to allocate any consideration paid under the settlement among the more than 300 separate class actions that are included in the settlement, and counsel for the plaintiffs and for the issuer defendants are in the process of providing to the Court the information that it has requested. Consummation of the proposed settlement remains conditioned on, among other things, both preliminary and final Court approval of the proposed settlement. If the Court preliminarily approves the proposed settlement, it will direct that notice of the terms of the proposed settlement be published in the newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

Item 6. Exhibits

(a)	Exhibits.

10.1	*	Form of Restricted Stock Units Agreement.

31.1		Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ STEPHEN J. LIFSHATZ
Stephen J. Lifshatz Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: November 5, 2004

Exhibit Index

Exhibit Number	Description
10.1*	Form of Restricted Stock Units Agreement.

31.1	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Rory J. Cowan, the company’s principal executive officer, and Stephen J. Lifshatz, the company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement.