Form 10-K
period 2004-12-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2005-02-28
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2004, was approximately $262.1 million (based on the closing price of the registrant’s Common Stock on June 30, 2004, of $7.65 per share).

The number of shares outstanding of the registrant’s $.01 par value Common Stock as of February 16, 2005 was 47,407,227.

DOCUMENTS INCORPORATED BY REFERENCE

Lionbridge intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2004. Portions of such proxy statement are incorporated by reference into Part III of this Report.

LIONBRIDGE TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2004

PART I

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties. Lionbridge makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 7 under “Factors That May Affect Future Results.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

Item 1.    Business

General

Lionbridge is a leading provider of globalization and testing services that enable clients to develop, release, manage and maintain their enterprise content and technology applications globally. Globalization is the process of adapting content and products to meet the language and cultural requirements of users throughout the world. Globalization also includes the development and maintenance of content and applications. Testing is the process of ensuring the quality, interoperability, usability and performance of clients’ software, hardware, consumer technology products, Web sites and content. Testing also includes product certification and competitive analysis. Lionbridge offers its testing services under the VeriTest brand.

Lionbridge provides a suite of globalization and testing outsourcing services to businesses, particularly in the technology, consumer products, life sciences, publishing, financial services, manufacturing and retail industries. Lionbridge’s solutions include product and content globalization; content and eLearning courseware development; software and hardware testing, product certification and competitive analysis; and application development and maintenance. Lionbridge’s services enable global organizations to increase market penetration and speed adoption of global content and products, enhance return on enterprise application investments, increase workforce productivity and reduce costs. Lionbridge provides the following core benefits to clients:

Integrated Full-Service Offering.    Lionbridge serves as an outsourcing partner throughout a client’s product and content lifecycle from development and globalization to testing through maintenance. Clients rely on Lionbridge’s globalization services to develop, release and maintain their global content and technology applications for their customers, partners and employees throughout the world. Lionbridge’s testing services enable clients to achieve superior product quality and reduce downstream support costs, while its product certification and competitive analysis testing services confirm that software and hardware vendors’ applications meet industry-defined standards for quality and compatibility, and deliver measurable performance against competitive offerings. This unified suite of solutions allows Lionbridge to serve as its clients’ single outsource provider for developing, releasing, testing and maintaining multilingual content and technology across global end markets. By outsourcing to a large-scale provider, organizations can focus on their core competencies, drive process improvements and speed the process of communicating large amounts of information to customers and employees throughout their global organization.

Established Global Presence.    Lionbridge operates globalization and testing solution centers in nine countries. Lionbridge leverages its global resources and proven program management capabilities to provide client delivery teams that have the optimal technical, linguistic and industry expertise and skills to meet each client’s specific needs. Lionbridge’s global infrastructure enables Lionbridge to meet its clients’ budgetary and geographic requirements and deliver high-value, cost-effective globalization and testing services.

Proven Program Management Methodologies.    At the center of all Lionbridge services are its company-wide methodologies that provide a systematic, specific approach for the delivery of globalization and testing projects. This approach enables Lionbridge to establish accountability, communications and processes across all Lionbridge production sites throughout a client project to ensure high quality, reliability and consistency. They also increase Lionbridge’s productivity and provide a baseline for continuous process improvement and the transfer of knowledge and expertise throughout the Lionbridge organization.

Lionbridge believes that demand for its services will remain strong as companies continue to operate on a global basis, with the Internet playing a major role in the way organizations conduct business and communicate. By offering a one-stop solution for global content and technology needs, Lionbridge has become a key outsource provider to companies operating internationally. Lionbridge compliments its globalization offering by providing its clients with content development, testing and application development and maintenance, thereby providing a complete outsourcing solution for its clients’ global content and technology requirements.

Lionbridge is a corporation, which through its predecessor, Lionbridge America, Inc., was incorporated in Delaware in September 1996. Its principal executive offices are located at 1050 Winter Street, Waltham, Massachusetts 02451, its telephone number is (781) 434-6000, and its Web site is www.lionbridge.com. Lionbridge makes available, free of charge, on its Web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

Lionbridge Services

Lionbridge provides a full suite of globalization and testing services to businesses. Our services include the following:

Globalization Services

Lionbridge provides the following globalization solutions:

Content Globalization.    Content globalization is the adaptation of Internet, Intranet, interactive, or marketing content to meet cultural, linguistic and business requirements of international markets. By globalizing content, organizations can more effectively communicate with their customers, partners and employees on a worldwide basis. Lionbridge provides multilingual content services which include translating and maintaining its clients’ Web-based content, eLearning courseware and training materials, technical support databases, and sales and marketing information. By utilizing technology and integrating with its clients’ content management processes and systems, Lionbridge is able to manage the translation process in an automation-assisted manner for large volumes of content. Lionbridge combines technical writing and translation expertise, design and production capabilities, program management, standards-based automation technology and process optimization techniques to provide high-quality, client-specific solutions for multilingual content.

For example, Lionbridge is managing frequently changing content for a client’s multilingual technical support Web site. Lionbridge is automating the process of extracting English language content from the client’s content site, routing it through translation memory technology and workflow processes and publishing the translated content directly to the client’s multilingual support Web site. By working with Lionbridge, this client estimates that it is saving significant time and cost associated with the ongoing management of this multilingual online support site.

Product Globalization.    Lionbridge creates foreign language versions of its clients’ products and software applications, including the user interface, online help systems documentation and packaging. Through its internationalization, software localization and technical translation services, Lionbridge provides its clients with re-engineered and culturally adapted multilingual versions of their products and applications. Lionbridge’s product globalization services enable Lionbridge clients to release fully operable software applications, consumer devices and hardware products that are adapted to the cultural, linguistic and technical requirements of specific international markets.

As an example, Lionbridge provides localization for a global technology provider that releases dozens of new consumer devices, hardware and software applications in more than 20 countries every year. Lionbridge localizes software and related documentation, user interfaces and help screens. The Lionbridge process is integrated with and essential to the client’s worldwide product release cycle. As a result, this client estimates that it is reducing the time it takes for its new products to reach international markets and expects to reduce its global release costs while increasing its customer satisfaction worldwide.

Content Development.    Content development is the creation, design and deployment of content and related assets including rich media, text, images, and animations. Lionbridge provides content development solutions, including eLearning courseware development, and production and integration of content within a technology platform. As part of this solution, Lionbridge creates content, develops and integrates applications for authoring and managing content, delivers courses, and tracks user interaction within an interactive content application.

For example, Lionbridge is working with a global publishing company to develop content and technology applications for the company’s education curricula. Lionbridge is creating and converting multimedia courseware, maintaining and updating Web-based instructions and ensuring that the content adheres to local, state and national standards for each of the client’s international end markets. This multi-year engagement involves a dedicated team of content development, software engineering and program management personnel that work both onsite at the client and offshore at Lionbridge’s solution center in Mumbai, India. This integrated solution is enabling the client to reduce their costs and shorten time to market for their eLearning platforms.

Application Development and Maintenance.    To support clients’ global product releases, Lionbridge offers a scalable application development and maintenance solution which includes custom software development, application maintenance and code modernization. Core to this solution is Lionbridge’s global team approach that combines program managers either onsite at the client’s operation with application development and maintenance professionals located in service centers in Ireland, China and India. This global delivery model leverages Lionbridge’s worldwide infrastructure and enables Lionbridge to offer a high-quality, low-cost application development and maintenance solution that optimizes clients’ existing resources and reduces their cost of supporting business and IT applications.

For example, for a Fortune 500 provider of managed care and specialty healthcare insurance services, Lionbridge is modernizing several of the company’s back-end applications by migrating the applications to a newer, more flexible technology platform. Concurrently, Lionbridge is enhancing and maintaining the client’s legacy systems with a combination of onsite program management and offshore code development, support and maintenance. By working with Lionbridge, the client believes that it is able to better manage the deployment of new information technology systems and more cost-effectively manage its legacy claims processing, billing and other business-critical applications.

Globalization Services Delivery.    By integrating language skills, global resources, content creation expertise and application development capabilities, Lionbridge provides a unified approach to developing, releasing and maintaining multilingual content and technology applications and offers a high-return solution for worldwide delivery and support.

Lionbridge uses a combination of internal and external translators, as well as translation software, for its globalization services. Lionbridge directly employs translators, linguistic engineers, publishers and editors. Lionbridge also maintains long-term, strategic relationships with an extensive network of third-party individual, local-country translators, including independent agencies and freelance professionals. This global network of employees and third-party translators gives Lionbridge the ability to provide client delivery teams that have the appropriate combination of linguistic, technology and industry domain expertise, and local country presence, to meet each client’s specific needs. This flexible and scalable model also enables Lionbridge to manage large, complex client engagements while minimizing its fixed costs.

Lionbridge’s delivery of its globalization solutions centers on its Rapid Globalization Methodology (RGM). RGM is a proven, repeatable process designed to ensure consistency around the world. A roadmap for effective globalization, RGM offers a systematic approach to adapting products and content to a target locale’s technical, linguistic and cultural expectations. Lionbridge’s RGM also standardizes processes throughout every Lionbridge solution center, defines key activities, and specifies goals for each localization project. Lionbridge’s high-quality, process-oriented approach enables Lionbridge to deliver high-quality applications and content across multiple technology platforms, languages and cultures in a timely fashion.

Lionbridge’s India operation has attained the Software Engineering Institute’s (SEI) Capability Maturity Model (CMM) Level 5 rating, the highest possible CMM rating from the SEI, a research and development center chartered to improve software engineering practices. Lionbridge India is also registered as an ISO-9001:2002 facility.

Lionbridge globalization services incorporate LionStream™, a portal-based technology platform with a series of components that augment the methodology and expertise employed by Lionbridge’s globalization teams. LionStream combines Lionbridge proprietary technology with standard, off-the-shelf tools to provide clients with a flexible technology platform to support efficient, high-quality globalization. LionStream integrates with Lionbridge’s clients’ production environments and includes a collaboration portal for all project participants; a repository connector to select, extract and route content for localization; process automation tools; and new-generation language management tools which leverage previously translated segments across multiple file formats. Lionbridge’s technology solutions increase the quality of multilingual content, enable the globalization process to be more efficient and minimize translation costs as client programs grow in scope and duration. This technology-based approach to client programs allows Lionbridge to increase its opportunities for recurring clients and enhances its ability for margin growth.

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

Quality Assurance.    VeriTest provides a range of services to verify that a client’s hardware, software, Web site, or internal application does not have bugs, glitches, or oversights that could impact the functionality, compatibility, interoperability or performance of that application. VeriTest also conducts gap analysis against best practices and provides recommendations for improvement regarding a client’s quality assurance processes, tools and testing organization.

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

Product Certification.    VeriTest provides product certification programs for many leading software, hardware and telecommunications companies, including Microsoft, AT&T Wireless, BMC Software, Novell, HP, Alcatel and EMC. These sponsoring companies retain VeriTest to develop and administer test criteria that independent software vendors must satisfy before they may display the sponsor’s logo (such as Microsoft’s Certified for Windows® Server 2003) on their products. These certification tests confirm that software vendors’ applications properly interact with those of the platform vendor.

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

Sales and Marketing

Substantially all of Lionbridge’s revenue has been generated through its dedicated direct sales force. Lionbridge currently has 59 direct sales professionals based in the United States, Europe, Asia and India who sell the full range of Lionbridge services. The Lionbridge sales approach involves planning for an organization’s unique ongoing requirements, including future versions of products, and ongoing support, maintenance, and training, related to both technology products and content.

Clients

Lionbridge clients are predominantly Global 2000 companies in the technology, consumer, retail, industrial, life sciences, financial services and manufacturing industries. Lionbridge provided services in excess of $10,000 to approximately 385 clients worldwide for the year ended December 31, 2004. The following companies are representative Lionbridge clients, each of whom purchased more than $1.0 million in services from Lionbridge in the year ended December 31, 2004:

Beverly Enterprises	HP	Pearson
Canon	IBM	Phillips Medical Systems
Cisco	Lexmark International	PTC
Computer Associates	Merck	SAP AG
Creo	Microsoft	Schneider Electric
Documentum	Nestle	Seiko Epson
EMC	Nokia	Thomson NETg
General Dynamics	Novell	Yamagata Group
Google	Oracle

In 2004, each of HP and Microsoft accounted for approximately 17% of total revenue. During the year, Lionbridge provided testing and globalization services for more than 20 operating sites within the HP organization. In 2003, HP and Microsoft accounted for approximately 19% and 17% of total revenue, respectively. In 2002, HP accounted for approximately 21% of total revenue. No other client individually accounted for more than 10% of revenue in 2004, 2003 or 2002. Lionbridge’s ten largest clients accounted for approximately 59%, 55% and 50% of revenue in 2004, 2003 and 2002, respectively.

Competition

Lionbridge provides a broad range of solutions for worldwide deployment of technology and content to its clients. The market for its services is highly fragmented, and Lionbridge has many competitors. Many companies address their globalization requirements through in-house capabilities. Others outsource their globalization needs, most often to regional vendors of translation services with specific subject matter or language expertise, or utilize technology-based translation solutions. Lionbridge’s current competitors include the following:

•	Localization or translation services providers such as Bowne Global Solutions (a unit of Bowne & Co.), SDL plc, CLS AG and the multiple regional vendors of translation services specializing in specific languages in various geographic areas. Occasionally, Lionbridge will compete with companies which provide language technology tools or related services;

•	Independent testing labs providing testing and logo certification services such as National Software Testing Laboratories (NSTL) and Keylabs;

•	Information Technology (IT) consulting organizations such as Cognizant Technology Solutions Corporation and Keane, Inc. that provide outsourced Application Development and Management (ADM) and testing services;

•	Software development and services divisions of India-based organizations such as Tata Consultancy Services (TCS), Wipro Ltd. and Infosys Technologies Ltd.;

•	Internal globalization and testing departments of Global 2000 and large emerging companies.

Lionbridge may also face competition from a number of other companies in the future, including some companies that currently seek localization services from it. Other potential entrants into Lionbridge’s market include India-based offshore development organizations that are providing a range of software development, testing and maintenance services for global technology companies that require localization of the products and applications they provide. As content management software is deployed internationally, these firms may be required to assist their customers with maintaining multilingual databases. While today these companies are often working with Lionbridge to assist in meeting their customers’ needs, it is possible that over time they will expand into offering competitive services.

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

Lionbridge believes the principal competitive factors in providing its services include its ability to provide clients a comprehensive set of services that address multiple phases of a client’s content and technology application lifecycle; its global infrastructure that supports cost effective, high quality client delivery worldwide; project management expertise; quality and speed of service delivery; vertical industry expertise; expertise and presence in certain geographic areas and corporate reputation. Lionbridge believes it has competed favorably with respect to these factors and has a strong reputation in its industry.

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

Human Resources

As of December 31, 2004, Lionbridge had 1,798 employees. Of these, 1,519 were consulting and service delivery professionals and 279 were management and administrative personnel performing sales, operations, marketing, process and technology, research and development, finance, accounting, and administrative functions.

Lionbridge has been successful in hiring individuals with leading-edge technical skills and project management experience. In addition, Lionbridge is committed to employee training and retention. Key organizational development initiatives include ongoing technical and project management classes as well as career path management and guidance.

A large number of Lionbridge’s employees are eligible to participate in Lionbridge’s stock option program and in its employee stock purchase program.

Lionbridge’s employees in France are represented by a labor union, and there is a works councils in the Netherlands. Lionbridge has never experienced a work stoppage and believes that its employee relations are good.

Item 2.    Properties

Lionbridge maintains operational service centers in the United States, Ireland, France, Germany, the Netherlands, China, Japan, South Korea and India. Lionbridge maintains sales offices throughout the United States as well as in Dublin, Ireland; Paris, France; Valbonne, France; Rendsburg, Germany; Reading, England; Beijing, China; Tokyo, Japan; and Mumbai, India.

Lionbridge’s headquarters and principal administrative, finance, legal, marketing, investor relations and information technology operations are located in leased office space in Waltham, Massachusetts. Lionbridge’s operational facilities are under leases of various terms. Its principal operational facilities are located as follows:

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

Item 3.    Legal Proceedings

On or about July 24, 2001, a purported securities class action lawsuit captioned “Samet v. Lionbridge Technologies, Inc. et al.” (01-CV-6770) was filed in the United States District Court for the Southern District of New York ( the “Court”) against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering. The complaint in this action asserted, among other things, that Lionbridge’s initial public offering registration statement contained misstatements and/or omissions regarding the underwriters’ alleged conduct in allocating shares in Lionbridge’s initial public offering to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order dismissing without prejudice the claims against Lionbridge and its officers and directors (the case remained pending against the underwriter defendants). On April 19, 2002, the plaintiffs filed an amended complaint naming as defendants not only the underwriter defendants but also Lionbridge and certain of its officers and directors. The amended complaint asserts claims under both the registration and antifraud provisions of the federal securities laws relating to, among other allegations, the underwriters’ alleged conduct in allocating shares in the Company’s initial public offering and the disclosures contained in the Company’s registration statement. The Company understands that various plaintiffs have filed approximately 1,000 lawsuits making substantially similar allegations against approximately 300 other publicly traded companies in connection with the underwriting of their public offerings. On July 15, 2002, the Company together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. In October 2002, the claims against officers and directors were dismissed without prejudice. In February 2003, the Court issued its ruling on the motion to dismiss, ruling that the claims under the antifraud provisions of the securities laws could proceed against the Company and a majority of the other issuer defendants.

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

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. On February 15, 2005, the court issued an order preliminarily approving the proposed settlement in all respects but one. The plaintiffs and the issuer defendants are in the process of assessing whether to proceed with the proposed settlement, as modified by the court. If the plaintiffs and the issuer defendants elect to proceed with the proposed settlement, as modified by the court, they will submit revised settlement documents to the court. The underwriter defendants may then have an opportunity to object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Lionbridge’s security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lionbridge commenced its initial public offering of common stock on August 20, 1999 at a price to the public of $10.00 per share. As of February 14, 2005, there were 416 holders of record of Lionbridge’s common stock. Lionbridge’s common stock is listed and traded on the Nasdaq National Market under the symbol “LIOX”. Lionbridge’s common stock was listed and traded on the Nasdaq National Market from August 20, 1999 until August 29, 2002, and Lionbridge’s common stock became listed on, and began trading on, the Nasdaq Small Cap Market under the same trading symbol on August 30, 2002. Lionbridge’s common stock became re-listed on, and began trading again on, the Nasdaq National Market on April 8, 2003.

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

	High	Low
2004
First Quarter	$10.45	$7.03
Second Quarter	$10.95	$6.67
Third Quarter	$8.91	$5.72
Fourth Quarter	$9.02	$4.42

2003
First Quarter	$2.50	$1.70
Second Quarter	$5.90	$2.00
Third Quarter	$8.98	$4.14
Fourth Quarter	$11.40	$7.35

During 2004, the Company purchased restricted shares from certain employees, to cover withholding taxes due from the employees at the time the shares vested – essentially a net issuance of restricted shares. In addition, upon the termination of an employee in June 2004, 37,500 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s issuer purchases of equity securities for the year ended December 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
February 1, 2004 – February 28, 2004	31,543	$8.26
June 1, 2004 – June 30, 2004	37,500	$—
September 1, 2004 – September 30, 2004	3,342	$7.88
November 1, 2004 – November 30, 2004	4,447	$5.40

Lionbridge has not paid any cash dividends on its common stock and currently intends to retain any future earnings for use in its business.

Item 6.    Selected Consolidated Financial Data

The selected consolidated financial data as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 have been derived from the audited consolidated financial statements of Lionbridge which appear as part of Item 15 of this Form 10-K. The selected consolidated financial data as of December 31, 2002, 2001, and 2000 and for the years ended December 31, 2001 and 2000 have been derived from audited consolidated financial statements of Lionbridge that are not included in this Form 10-K.

The historical results presented are not necessarily indicative of future results. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$154,101	$141,706	$118,319	$101,204	$115,149
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	95,787	85,859	71,272	63,123	72,746
Sales and marketing	14,278	12,983	11,600	11,342	11,384
General and administrative	30,478	29,666	29,396	30,521	29,418
Research and development	392	613	1,194	2,297	2,518
Depreciation and amortization	2,928	3,298	3,027	3,861	3,725
Amortization of acquisition-related intangible assets	127	470	528	6,651	6,503
Merger, restructuring and other charges	2,313	943	—	2,853	4,266
Stock-based compensation	632	421	851	565	799

Total operating expenses	146,935	134,253	117,868	121,213	131,359

Income (loss) from operations	7,166	7,453	451	(20,009)	(16,210)
Interest expense:
Interest on outstanding debt	—	1,893	3,189	2,453	2,523
Accretion of discount on debt	—	356	610	839	212
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	2,139	—	—	—
Interest income	385	89	35	127	—
Other (income) expense, net	(100)	288	1,534	838	714

Income (loss) before income taxes	7,651	2,866	(4,847)	(24,012)	(19,659)
Provision for (benefit from) income taxes	511	334	(62)	439	616

Net income (loss)	7,140	2,532	(4,785)	(24,451)	(20,275)
Accrued dividends on preferred stock	—	—	—	—	3,574

Net income (loss) attributable to common stockholders	$7,140	$2,532	$(4,785)	$(24,451)	$(23,849)

Net income (loss) per share:(1)
Basic	$0.15	$0.07	$(0.15)	$(0.83)	$(0.96)
Diluted	$0.14	$0.06	$(0.15)	$(0.83)	$(0.96)
Weighted average number of shares outstanding:
Basic	46,548	37,406	31,632	29,528	24,871
Diluted	49,361	40,551	31,632	29,528	24,871

(1)	See Note 2 to Lionbridge’s consolidated financial statements for an explanation of the basis used to calculate net income (loss) per share.

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$38,450	$29,496	$10,916	$11,711	$16,741
Working capital	49,961	38,838	6,734	2,248	4,235
Total assets	113,388	105,990	58,164	54,747	62,046
Long-term debt, less current portion and discounts	—	—	24,728	17,318	13,265
Capital lease obligations, less current portion	15	167	110	67	114
Stockholders’ equity	87,466	77,630	1,714	3,448	11,184

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

Overview

Founded in 1996, Lionbridge is a leading provider of globalization and testing services that enable clients to develop, release, manage and maintain their enterprise content and technology applications globally. Globalization is the process of adapting content and products to meet the language and cultural requirements of users throughout the world. Globalization also includes the development and maintenance of content and applications. Testing is the process of ensuring the quality, interoperability, usability and performance of clients’ software, hardware, consumer technology products, Web sites and content. Testing also includes product certification and competitive analysis. Lionbridge offers its testing services under the VeriTest brand.

Lionbridge provides a suite of globalization and testing outsourcing services to businesses, particularly in the technology, consumer products, life sciences, publishing, financial services, manufacturing and retail industries. Lionbridge’s solutions include product and content globalization; content and eLearning courseware development; software and hardware testing, product certification and competitive analysis; and application development and maintenance.

In 2004, Lionbridge’s operating profit was $7.2 million with net income of $7.1 million. In 2003, the Company’s operating profit was $7.5 million with net income of $2.5 million. Prior to 2002, the Company experienced operating losses, as well as net losses, for each year of its operations and, as of December 31, 2004, had an accumulated deficit of $98.9 million.

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

Lionbridge reviewed the development, selection, and disclosure of the following critical accounting policies and estimates with its audit committee and the Company’s board of directors. Lionbridge’s current critical accounting estimates relate to the following: revenue recognition, allowance for doubtful accounts, valuation of goodwill and other intangible assets and the provision for income taxes.

Revenue Recognition.    Lionbridge recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Accordingly, we recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

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

The delivery of Lionbridge’s product and content globalization involves, and is dependent on, the translation of content by subcontractors and in-house employees. As the time to translate each word of content within a project is relatively uniform, labor input is reflective of the delivery of the contracted service and an appropriate metric for the measurement of progress in delivering such services.

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

significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. When Lionbridge determines that the carrying value of intangibles and goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company measures any impairment using projected discounted cash flow models. With the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, the Company discontinued the amortization of goodwill. In accordance with SFAS 142, goodwill is now reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable, as noted above. During 2004 and 2003, the Company performed its annual test of goodwill to determine if there was impairment. These tests determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. No impairment was required to be recorded related to the Company’s annual impairment testing in either year. The impairment review is based upon estimated future discounted cash flows. Estimating future cash flows requires management to make projections that can differ materially from actual results.

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

Acquisitions

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2004 have resulted in the recognition of approximately $59.7 million of goodwill and other intangible assets on its balance sheet. Goodwill was amortized using a five-year life prior to the Company’s adoption of SFAS No. 142, on January 1, 2002. Other acquired intangible assets are generally amortized over three to five years.

Acquisitions in the three year period ended December 31, 2004 were as follows:

In September 2003, Lionbridge acquired all of the capital stock of Mentorix Technologies, Inc., a California corporation, and its Mumbai-India based subsidiary, Mentorix Learning Technologies Pvt. Ltd. (collectively, “Mentorix”), an application code developer and eLearning content provider. The acquisition was accounted for using the purchase method of accounting. Total purchase consideration was $28.7 million, consisting of cash payments of $28.2 million made at closing ($21.5 million, net of cash acquired with the business) and an additional $520,000 of direct acquisition costs. In connection with the acquisition, Lionbridge recorded $20.4 million of goodwill. Additionally, the Company recorded $110,000 in intangible assets associated with internally developed software. During 2004, goodwill recorded in connection with the acquisition of Mentorix was reduced by $78,000 due to the reversal of excess acquisition date accruals primarily for employee benefits. Through its acquisition of Mentorix, the Company expanded its application code development services and added eLearning content development capabilities.

In July 2002, Lionbridge acquired eTesting Labs Inc. (“eTesting”), a subsidiary of Ziff Davis Media Inc. based in North Carolina, with additional operations in California. The acquisition was accounted for using the purchase method of accounting. Total purchase consideration was $2.2 million, consisting of an initial cash payment of $1.0 million made at the closing date. Subsequent to the closing date, Lionbridge paid an additional $1.2 million in cash in connection with the purchase. Other acquisition costs totaling $17,000 are also included as part of the total purchase price. In connection with the acquisition, Lionbridge recorded $992,000 of goodwill. During 2003, goodwill recorded in connection with the acquisition of eTesting was reduced by $90,000 due to the reversal of excess acquisition date accruals on vacant premises. Through its acquisition of eTesting, the Company expanded its VeriTest test offerings with new services such as competitive analysis, usability and load and stress testing.

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

Merger, Restructuring and Other Charges

Lionbridge recorded restructuring and other charges of $2.3 million in the year ended December 31, 2004. Of the $2.3 million, $1.9 million related primarily to a restructuring plan initiated in the third quarter of 2003, in conjunction with the acquisition and integration of Mentorix and included $726,000 for anticipated losses recorded on vacated facilities, $146,000 for the impairment of long-lived assets, and $982,000 for workforce reductions in the U.S., Brazil, France, Ireland, Germany, the Netherlands and China, consisting of fifty-nine technical, twelve administrative, and four sales staff. This restructuring plan was completed during the second quarter of 2004. Since inception of this plan, and including charges recorded in 2003, Lionbridge has recorded $2.8 million in the aggregate of related restructuring and other charges.

During the fourth quarter of 2004, the Company recorded $459,000 of restructuring and other charges for workforce reductions in Ireland, France and the U.S., consisting of five technical and four administrative staff.

Of the $2.3 million of restructuring and other charges recorded in the year ended December 31, 2004, $1.5 million relates to the Company’s Globalization reporting segment, $574,000 to the Testing segment and $240,000 to Corporate and Other. Of the $1.7 million of cash payments in 2004, $1.2 million and $375,000 related to the Globalization and Testing Segments, respectively, and $121,000 was incurred in Corporate and Other.

Restructuring charges of $943,000 were recorded in the year ended December 31, 2003. These charges relate to costs associated with workforce reductions in the United States, France, Ireland, Japan and China, consisting of twenty-five technical staff, one sales and marketing staff member and eight administrative staff. Of the $943,000 of restructuring and other charges recorded in the year ended December 31, 2003, $906,000 relates to the Company’s Globalization reporting segment and $37,000 to the Testing segment.

The following table summarizes the reserve activity, excluding long-lived asset impairments, for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004	2003	2002
Balance, beginning of the year	$361,000	$871,000	$2,442,000
Employee severance:
Merger and restructuring charges recorded	1,441,000	943,000	—
Revisions of estimated liabilities	(45,000)	(14,000)	—
Reclassification of an accrual balance	—	(68,000)	—
Reserves recorded on business combinations	—	—	103,000
Cash payments	(1,321,000)	(610,000)	(382,000)

	75,000	251,000	(279,000)

Vacated facility/lease termination:
Merger and restructuring charges recorded	726,000	—	—
Revisions of estimated liabilities	—	(284,000)	—
Reserves recorded on business combinations	—	—	40,000
Cash payments	(378,000)	(477,000)	(1,332,000)

	348,000	(761,000)	(1,292,000)

Balance, end of the year	$784,000	$361,000	$871,000

Lionbridge recorded $45,000 in revisions of estimated liabilities in the year ended December 31, 2004 which related to employee severance and related items, due to the reversal of excess accruals for employee termination costs previously estimated and recorded as part of its restructuring plan related to the acquisition and integration of Mentorix.

Lionbridge recorded $14,000 in revisions of estimated liabilities in the year ended December 31, 2003 which related to employee severance and related items, due to the reversal of excess accruals for employee termination costs previously estimated and recorded in connection with its May 2000 acquisition of INTL.com and July 2002 acquisition of eTesting Labs. These accruals had been initially recorded in accordance with Emerging Issues Task Force Abstract 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination (“EITF 95-3”), and related literature.

Lionbridge also recorded $284,000 in revisions of lease termination costs and other charges in the year ended December 31, 2003, resulting from the renegotiation and termination of leases for vacated facilities in the United States obtained in connection with the Data Dimensions and eTesting Labs acquisitions in June 2001 and July 2002, respectively. Lionbridge had originally established these reserves in accordance with EITF 95-3. The resulting credit from these revisions was recorded as a reduction to goodwill previously recognized. The reserves initially established in connection with the acquisition of Data Dimensions were based on the Company’s expectations of future lease costs on vacant facilities, adjusted for sub-lease income. In May 2003, after the premises had been vacant for twenty-three months, the Company was able to negotiate an early termination of one of the lease arrangements such that future lease costs were less than originally anticipated. The reserve initially established in connection with the acquisition of eTesting Labs was based on the Company’s expectations of future lease costs for a vacant facility, as well as other facility exit costs. The Company was able to exit and turn over the property sooner and under more favorable terms than initially anticipated. These favorable negotiations and events had not been anticipated by the Company at the time the original reserves were recorded, and resulted in the revisions of estimated liabilities recorded.

At December 31, 2004, the consolidated balance sheet includes accruals totaling $784,000 primarily related to employee terminations costs and vacated facilities. Lionbridge currently anticipates that $655,000 of this will be fully utilized in 2005. The remaining $129,000 relates to lease obligations on unused facilities expiring through 2007 and is included in long-term liabilities.

Non-Cash Charges

Stock-Based Compensation

Lionbridge recorded deferred compensation of approximately $3.8 million in 1999, representing the difference between the exercise price of stock options granted to employees and the fair market value for accounting purposes of the underlying common stock at the date of the grant. This deferred compensation has been amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $2.7 million had been amortized and $1.1 million had been reversed due to forfeitures of the underlying options at December 31, 2004. The amortization of deferred compensation was recorded as an operating expense and totaled $106,000 and $488,000 for the years ended December 31, 2003 and 2002, respectively.

In January 2002, Lionbridge recorded deferred compensation of $537,000, representing the fair market value of 298,500 shares of restricted common stock issued to certain employees at that time. These restricted shares vest ratably after one and two years of continued employment with the Company. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. The deferred compensation has been amortized over the two-year period during which the transfer and sale restrictions on the common stock lapsed. The amortization of deferred compensation was recorded as an operating expense and totaled $240,000 and $265,000 for the years ended December 31, 2003 and 2002, respectively.

In September 2003, Lionbridge recorded deferred compensation of $513,000, representing the fair market value of 66,000 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse ratably over four years from the date of grant on each anniversary date. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. The deferred compensation is being amortized over the four-year period during which the transfer and sale restrictions on the common stock lapse. The amortization of deferred compensation is recorded as an operating expense and totaled $129,000 and $41,000 for the years ended December 31, 2004 and 2003, respectively.

In October 2003, Lionbridge recorded deferred compensation of $812,000, representing the fair market value of 90,000 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse over four years from the date of grant on each anniversary date. The deferred compensation is being amortized over the four-year period during which the restrictions on the common stock lapse. During the quarter ended June 30, 2004, unamortized deferred compensation of $423,000, representing the fair market value of 37,500 shares of restricted common stock issued to an employee at that time, was reversed upon the separation of the employee. The amortization of this deferred compensation is recorded as an operating expense and totaled $156,000 and $34,000 for the years ended December 31, 2004 and 2003, respectively, net of a reversal of $56,000 of amortization previously recorded in relation to the 37,500 shares of restricted common stock terminated during the quarter ended June 30, 2004.

In February 2004, Lionbridge recorded deferred compensation of $510,000, representing the fair market value of 69,761 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse over eighteen months from the date of grant on each nine month anniversary date. The deferred compensation is being amortized over the eighteen month period during which the restrictions on the common stock lapse. The amortization of this deferred compensation is recorded as an operating expense and totaled $291,000 for the year ended December 31, 2004.

In March 2004, Lionbridge recorded deferred compensation of $28,000, representing the fair market value of 3,000 shares of restricted common stock issued to an employee at that time. Restrictions on disposition lapse over two years from the date of grant on each anniversary date. The deferred compensation is being amortized over the two-year period during which the restrictions on the common stock lapse. The amortization of this deferred compensation is recorded as an operating expense and totaled $12,000 for the year ended December 31, 2004.

In August 2004, Lionbridge recorded deferred compensation of $1.4 million, representing the fair market value of 171,887 shares of restricted common stock units issued to the Company’s Chief Executive Officer. Restrictions on disposition lapse over five years from the date of grant on the third, fourth and fifth anniversary of grant date. The deferred compensation is being amortized over the five-year period during which the restrictions on the common stock lapse. The amortization of this deferred compensation is recorded as an operating expense and totaled $100,000 for the year ended December 31, 2004.

Lionbridge currently expects to amortize the following remaining amounts of deferred compensation as of December 31, 2004 in the years ending:

December 31, 2005	$722,000
December 31, 2006	492,000
December 31, 2007	433,000
December 31, 2008	271,000
December 31, 2009	171,000

$2,089,000

Discount on Debt

In June 2001, Lionbridge issued $5.0 million of subordinated debt with an original issue discount of $738,000 for the value attributable to a warrant to purchase 900,000 shares of common stock at a price of $0.80 per share, granted in connection with the debt financing. In June 2003, the holder exercised this warrant in full to purchase a total of 900,000 shares of common stock at an exercise price of $0.80 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 762,857 shares at a fair market value of $5.25 per share. The principal amount of $5.0 million under the original note was due on October 31, 2001, however, as a result of terms included in the original subordinated debt agreement, on October 31, 2001, the note automatically converted into a new note with essentially identical terms but with a principal amount of $8.0 million due on September 30, 2006. The $3.0 million discount on the new note was accreted as interest expense on a straight-line basis over the period from November 1, 2001 to July 31, 2003. Interest expense for the years ended December 31, 2003 and 2002 included $356,000 and $610,000, respectively, of accretion of this debt discount. In August 2003, the Company repaid the principal balance of $8.0 million outstanding on this note. Due to the early extinguishment of this debt, the unamortized balance of the $3.0 million discount of $1.9 million was recorded as interest expense at the time of repayment.

Issuance of Warrants for Common Stock

In May 2002, terms of certain subordinated debt agreements with the holder of subordinated notes in the principal amount of $5.0 million were amended to extend the maturity date of the notes to April 30, 2004. In conjunction with the amendment, Lionbridge issued two seven-year warrants for the purchase of up to 400,000 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. One-quarter of the shares issuable under the warrants were vested at the time of issuance and the remaining shares vested ratably each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants, valued at $551,000 in the aggregate, were recorded as a deferred financing cost and were amortized as interest expense over the remaining term of the notes, resulting in interest expense of $161,000 and $184,000, respectively for the years ended December 31, 2003 and 2002. An incremental $207,000 was recognized as accelerated deferred financing costs in August 2003 upon early repayment of this debt. In June 2003, the holders exercised these warrants to purchase a total of 249,427 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 169,135 shares at a fair market value price of $5.25 per share. In August 2003, the holders exercised the remaining amount of shares issuable under these warrants to purchase an additional 37,355 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 29,004 shares at a fair market value of $7.56 per share.

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

Executive Summary

During 2002 and 2003, Lionbridge implemented key elements of its strategy for market expansion and long-term growth. The Company built upon its code and content service offerings, expanded its offshore capabilities and developed an integrated services offering through its global infrastructure. During this period, the Company also increased revenue from its existing customers. In 2003, the Company acquired its India-based operation. This provided Lionbridge with a cost effective, highly-skilled delivery center to meet client needs for cost efficient and high quality offshore delivery. The new India solution center also provided Lionbridge with skilled professionals with deep expertise in content-rich application development and eLearning capabilities that augment the Company’s globalization and testing solutions and allow the Company to expand its growth opportunities.

In 2004, Lionbridge expanded its track record of end market expansion and laid a foundation for accelerated growth by executing three strategic objectives for the year:

•	Integrating offshore operations;

•	Optimizing a global delivery infrastructure; and

•	Expanding its client base across diverse industries.

Integration of Offshore Operations

In 2004, Lionbridge transformed many of its traditional U.S. and European-based projects to an offshore model in order to meet client demand for larger-scale programs at lower prices. While this migration may have reduced the Company’s overall revenue expansion in 2004, it drove significant year on year revenue growth within its India operation. The Company also implemented training and skill development programs in India, enabling the professionals offshore to become better equipped to manage language-rich applications. As a result, the Company is increasing productivity of its offshore solution centers and delivering high quality services for clients.

The Company is using its India based solution center to complement its global delivery model with scalable engineering and development resources. In 2005, Lionbridge plans to expand its offshore solution centers in India and China. This will give Lionbridge the capability and capacity to expand programs with existing customers, gain new efficiencies throughout the Company, and to secure continued competitive advantage.

Optimization of a Global Delivery Infrastructure

Over the past nine years, Lionbridge has built a global infrastructure that optimizes its core globalization and testing service offerings. During this time, the Company has also expanded the scale and breadth of client solutions. Through the expansion of its operational infrastructure and through its establishment of offshore delivery capabilities, Lionbridge has responded to its customers needs for a complete service offering that unifies content and application development, multilingual delivery, and testing services as one outsourcing program. In 2004, the Company began to successfully secure new, larger-scale customer programs and expand the scale and scope of its relationships with existing clients.

In 2004, the Company also enhanced its global delivery infrastructure by initiating the deployment of new generation advanced language technology. In 2005, Lionbridge plans to apply these recent advancements in web-architected translation memory and workflow technologies to traditional business processes, in order to enhance the Company’s scalability, flexibility, and quality.

By further expanding and enhancing its operations, sales strategies and technology platforms, Lionbridge expects to secure new large scale customer programs, drive additional operational efficiencies and improve quality and productivity for its clients.

Expansion of its Client Base across Diverse Industries

As a result of the Company’s enhanced capabilities and new development skills, Lionbridge established new, large-scale client relationships in 2004, such as Pearson, Google, Thomson NETg, and Beverly Enterprises. Despite weaker than expected demand from a few of the Company’s major technology customers during 2004, Lionbridge complemented new client growth with increased revenue from many of its existing clients, including Microsoft, Nokia, Nestle and Oracle.

By broadening its suite of outsourcing services, Lionbridge has established a track record of successfully delivering services such as Application Development and eLearning. These services integrate well with the Company’s core globalization business and facilitate the continued diversification of Lionbridge’s client base.

The Company believes these new capabilities will continue to enhance its ability to secure new customers in broad end markets and expand the breadth and depth of services it provides to existing clients.

Financial Highlights

In 2004, Lionbridge grew its revenue and increased its profitability for the third consecutive year. The growth and profitability of the business during 2004 drove an increase in cash flow from operations to $11.3 million and strengthened the Company’s working capital position and balance sheet, year-over-year. Lionbridge remains debt-free.

In 2004, Lionbridge attained revenue of $154.1 million, representing an 8.7% increase over 2003. Revenue from the Company’s globalization business grew by approximately 15.9% over the prior year, primarily due to approximately $9.8 million of revenue attributable to Lionbridge’s acquisition of Mentorix in 2003, and approximately $6.5 million attributable to organic growth. This increase was partially offset by a decrease of $3.9 million in Testing revenue, primarily as a result of a general slow down in market demand for technology applications products and certification testing, and corresponding customer delays and cancellations of testing engagements during the second half of 2004.

Lionbridge’s results for 2004 included restructuring and other charges of $2.3 million mostly related to the restructuring plan initiated in the third quarter of 2003 and completed in 2004 in conjunction with the acquisition and integration of Mentorix.

Despite the impact of the decline in the Company’s Testing business, the restructuring and other charges, and the cost of worldwide-compliance with Sarbanes-Oxley legislation, Lionbridge delivered $7.1 million of net income in 2004. This is a year over year improvement of $0.08 per share, and demonstrates the leverage of the Company’s global infrastructure and the ongoing scalability of its business model.

These accomplishments and the Company’s strengthened balance sheet position Lionbridge for continued revenue and earnings expansion in 2005.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenue.

	Year Ended December 31,
	2004	2003	2002
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	62.2	60.6	60.2
Sales and marketing	9.3	9.2	9.8
General and administrative	19.8	20.9	24.8
Research and development	0.3	0.4	1.0
Depreciation and amortization	1.9	2.3	2.6
Amortization of acquisition-related intangible assets	—	0.3	0.5
Merger, restructuring and other charges	1.5	0.7	—
Stock-based compensation	0.3	0.3	0.7

Total operating expenses	95.3	94.7	99.6

Income from operations	4.7	5.3	0.4
Interest expense:
Interest on outstanding debt	—	1.3	2.7
Accretion of discount on debt	—	0.3	0.5
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	1.5	—
Interest income	0.2	—	—
Other (income) expense, net	(0.1)	0.2	1.3

Income (loss) before income taxes	5.0	2.0	(4.1)
Provision for (benefit from) income taxes	0.4	0.2	(0.1)

Net income (loss)	4.6%	1.8%	(4.0)%

Revenue.    The following table shows Globalization and Testing revenues in dollars and as a percentage of total revenue for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004		2003		2002
Globalization	$118,612,000	77%	$102,358,000	72%	$91,257,000	77%
Testing	35,489,000	23%	39,348,000	28%	27,062,000	23%

Total revenue	$154,101,000	100%	$141,706,000	100%	$118,319,000	100%

In 2004, total revenue was $154.1 million, an increase of $12.4 million, or 8.7% from $141.7 million in 2003. The $12.4 million increase includes a Globalization revenue increase of $16.3 million partially offset by a decrease of $3.9 million in Testing revenue. In 2003, total revenue was $141.7 million, an increase of $23.4 million, or 19.8% from $118.3 million in 2002. The $23.4 million increase includes a Globalization revenue increase of $11.1 million and an increase in Testing revenue of $12.3 million.

Globalization revenue in 2004 increased $16.3 million, or 15.9% to $118.6 million from $102.4 million in 2003, primarily due to approximately $9.8 million attributable to Lionbridge’s acquisition of Mentorix in 2003, and approximately $6.5 million to organic growth. In 2003, Globalization revenue increased $11.1 million or 12.2% to $102.4 million from $91.3 million in 2002, primarily due to growth in the Company’s globalization service offerings related to multilingual content management and maintenance of global technology applications. Additionally, the acquisition of Mentorix contributed revenue of $4.7 million in 2003.

Testing revenue in 2004 decreased to $35.5 million from $39.3 million in 2003, a decrease of $3.9 million, or 9.8%. This decrease was due primarily to a general slow down in market demand for technology applications products and certification testing, and corresponding customer delays and cancellations of testing engagements. In 2003, Testing revenue increased to $39.3 million from $27.1 million in 2002, an increase of $12.3 million, or 45.4%. This growth was primarily attributable to organic growth in product functional testing and certification services business, and incremental revenue growth of approximately $2.3 million from the acquisition of eTesting during the third quarter of 2002.

Lionbridge’s ten largest customers accounted for approximately 59% of the revenue in 2004. For 2003, the Company’s ten largest customers accounted for approximately 55% as compared to 50% in 2002.

Cost of Revenue.    Cost of revenue consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows Globalization and Testing cost of revenues, excluding depreciation and amortization, the percentage variance from the prior year and as a percentage of revenue for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004	% Change 2003 to 2004	2003	% Change 2002 to 2003	2002
Globalization:
Cost of revenue	$74,852,000	13.0%	$66,260,000	17.5%	$56,369,000
Percentage of revenue	63.1%		64.7%		61.8%
Testing:
Cost of revenue	20,935,000	6.8%	19,599,000	31.5%	14,903,000
Percentage of revenue	59.0%		49.8%		55.1%

Total cost of revenue	$95,787,000		$85,859,000		$71,272,000

Percentage of revenue	62.2%		60.6%		60.2%

In 2004, cost of revenue, as a percentage of revenue, increased to 62.2% from 60.6% in 2003. Globalization cost of revenue decreased to 63.1% in 2004, as compared to 64.7% for 2003, primarily due to the benefit of lower labor costs in India and restructuring activities focused in Europe. This decrease was partially offset by increased outsourcing costs resulting from variations in mix of localization services provided as compared to the prior year. Testing cost of revenue increased to 59.0% in 2004, as compared to 49.8% for 2003. The increase was primarily the result of the unfavorable impact of under-utilized capacity caused by lower than anticipated Testing revenue during the period and certain costs incurred in the development of a testing consulting practice and the establishment in late 2003 of a storage solutions lab.

Cost of revenue was $95.8 million in 2004, an increase of $9.9 million, or 11.6%, as compared to $85.9 million for 2003. The $9.9 million increase includes an increase in Globalization cost of revenue of $8.6 million and a $1.3 million increase in Testing cost of revenue.

Globalization cost of revenue increased $8.6 million, or 13.0%, in 2004 to $74.9 million from $66.3 million in 2003. Approximately $4.0 million of the increase represents incremental costs related to the acquisition of Mentorix. The remainder relates primarily to increased labor and outsourcing costs required to support the growth in related revenue. Testing cost of revenue increased $1.3 million, or 6.8%, to $20.9 million in 2004, from $19.6 million in 2003. This increase is primarily attributable to certain costs incurred in the development of a testing consulting practice and an on-site enterprise solution operation, as well as the establishment of a storage solutions lab.

In 2003, as a percentage of revenue, cost of revenue increased slightly to 60.6% in 2003 from 60.2% in 2002. Globalization cost of revenue increased to 64.7% in 2003, as compared to 61.8% in 2002. This increase was primarily due to the unfavorable impact of the strengthening of the Euro against the U.S. dollar during 2003, since certain translation costs are denominated in Euro and other foreign currencies, while a significant portion of revenue is denominated in U.S. dollars. The net impact of the currency fluctuation on the cost of revenue percentage was approximately 1.2% in 2003, as compared to 2002. This foreign currency impact was partially offset by favorable cost savings attributable to progress attained in integrating acquisitions, and the result of better utilization of internal resources during the year, as compared to 2002. The increase in Globalization cost of revenue was partially offset by a decrease in Testing cost of revenue, to 49.8% in 2003 from 55.1% in 2002. This improvement in Testing cost of revenue was attributable to progress attained in integrating acquisitions, and the result of better utilization of internal resources during the year as compared to 2002, as well as the leverage of a 45.4% increase in revenue from period to period.

Cost of revenue increased $14.6 million to $85.9 million in 2003 from $71.3 million in 2002. The $14.6 million increase includes an increase in Globalization cost of revenue of $9.9 million and a $4.7 million increase in Testing cost of revenue. This increase includes $2.2 million and $1.1 million of incremental costs relate to the operations of Mentorix acquired in September 2003, and eTesting acquired in July 2002, respectively. The remainder of the increase was primarily to support the growth in related revenue and the impact of foreign currency fluctuations on certain translation and project costs denominated in foreign currencies, predominantly the Euro.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, dollar variances as compared to the prior year and as a percentage of revenue for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004	2003	2002
Total sales and marketing expenses	$14,278,000	$12,983,000	$11,600,000
Increase from prior year	1,295,000	1,383,000
Percentage of revenue	9.3%	9.2%	9.8%

Sales and marketing costs increased $1.3 million, or 10.0%, to $14.3 million in 2004, as compared to $13.0 million in 2003. The increase was primarily the result of increased employee-related expenses and travel costs incurred in support of the 8.7% increase in revenue during the period.

In 2003, sales and marketing costs increased $1.4 million, or 11.9%, to $13.0 million in 2003, as compared to $11.6 million in 2002. The increase was primarily the result of higher employee related expenses in the sales organization as a result of additional headcount and commissions associated with the 19.8% increase in revenue and increased marketing and advertising costs in Testing. These increases were partially offset by the continuing favorable impact of the cost savings and progress attained in integrating acquisitions. As a percentage of revenue, sales and marketing expenses decreased to 9.2% in 2003 from 9.8% in 2002 as a result of the declining cost structure and increased revenue levels from period to period.

General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, dollar variances as compared to the prior year and as a percentage of revenue for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004	2003	2002
Total general and administrative expenses	$30,478,000	$29,666,000	$29,396,000
Increase from prior year	812,000	270,000
Percentage of revenue	19.8%	20.9%	24.8%

General and administrative expenses increased $812,000, or 2.7%, to $30.5 million, from $29.7 million in 2003. The increase is primarily due to $1.6 million of incremental costs related to the acquisition of Mentorix and approximately $525,000 of fees and travel expenses incurred in relation to compliance with the Sarbanes-Oxley Act of 2002. These increases were partially offset by lower consulting fees and insurance costs as compared to 2003, combined with approximately $534,000 incurred in 2003 for business reconfiguration expenses associated with the resizing of the Paris, France operations. As a percentage of revenue, general and administrative expenses decreased to 19.8% in 2004, as compared to 20.9% in 2003, due primarily to the items noted above as well as the impact of the increase in revenue from period to period.

In 2003, general and administrative costs of $29.7 million increased slightly as compared to 2002. This increase includes approximately $1.0 million in incremental costs related to the acquisition and integration of Mentorix, acquired in September 2003, largely offset by the favorable impact of cost savings realized during 2003 attributable to the reconfiguration of the Company’s U.S. operations and efficiencies realized through integrating acquisitions. As a percentage of revenue, general and administrative expenses were 20.9% in 2003 as compared to 24.8% in 2002 due to the reasons noted above, as well as the increased revenue levels period to period.

Research and Development.    Research and development expenses relate to LionStream an array of configurable technologies used in the globalization process and the research and development of a Globalization Management System. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expenses in dollars, dollar variances as compared to the prior year, and as a percentage of revenue for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004	2003	2002
Total research and development expenses	$392,000	$613,000	$1,194,000
Decrease from prior year	221,000	581,000
Percentage of revenue	0.3%	0.4%	1.0%

Research and development expense decreased 36.1% to $392,000 in 2004 from $613,000 in 2003. In 2003, research and development expense decreased 48.7% to $613,000 from $1.2 million in 2002. In 2004, the Company established a research and development center in India and began moving certain research and development activities to this center, providing a lower research and development cost in 2004, as compared to 2003. This cost savings was partially offset by an increase in the research and development of a Globalization Management System. In 2003, certain project personnel were redeployed to custom implementations of LionStream™ for customers, and their cost being charged to cost of revenue, resulting in decreased research and development headcount-related expenses in 2004 and 2003, respectively, as compared to prior years.

Depreciation and Amortization.    Depreciation and amortization consist primarily of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, dollar variances as compared to the prior year, and as a percentage of revenue for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004	2003	2002
Total depreciation and amortization expense	$2,928,000	$3,298,000	$3,027,000
Increase (decrease) from prior year	(370,000)	271,000
Percentage of revenue	1.9%	2.3%	2.6%

Depreciation and amortization expense decreased $370,000, or 11.2%, to $2.9 million, as compared to $3.3 million in 2003 due to the culmination of depreciable lives in 2004 of certain assets acquired in prior years. In 2003, depreciation and amortization expense increased $271,000, or 9.0%, to $3.3 million, as compared to $3.0 million in 2002. This increase was primarily the result of the assets acquired in the acquisitions of Mentorix in September 2003, and eTesting in July 2002.

Interest Expense.    Interest expense represents interest paid or payable on debt, the amortization of deferred financing costs and the accretion of discounts on subordinated notes. In 2004, Lionbridge had no outstanding debt, and as a result, no interest expense. During 2003, the Company used a portion of the net proceeds from its follow-on public offering of common stock to repay all amounts due under its senior subordinated notes, subordinated promissory notes, and line of credit facility. The following table shows interest expense (excluding the accelerated recognition of discount and deferred financing costs) in dollars, dollar variances as compared to the prior year, and as a percentage of revenue for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004	2003	2002
Total interest expense	$—	$2,249,000	$3,799,000
Decrease from prior year	2,249,000	1,550,000
Percentage of revenue	—	1.6%	3.2%

In 2003, the debt repayment resulted in a decrease of $1.3 million in interest expense on outstanding debt to $1.9 million, as compared to $3.2 million in 2002, and a decrease in the accretion of discount on debt to $356,000, as compared to $610,000 in 2002. Additionally, the early repayment of debt accelerated recognition of $2.1 million in discount and deferred financing charges in 2003.

Other Expense, Net.    Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $100,000 in other income, net in 2004, as compared to $288,000 in other expense, net for the corresponding period of 2003. In 2003, other expense, net decreased to $288,000 from $1.5 million in 2002. The improvement, in both years, was primarily attributable to the Company’s ability to implement a number of appropriate financial and operational measures that minimize Lionbridge’s exposure to currency volatility combined with lower currency volatility in 2004, as compared to 2003.

Provision for Income Taxes.    The following table shows the provision for (benefit from) income taxes and the effective income tax rate for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004	2003	2002
Provision for (benefit from) income taxes	$511,000	$334,000	$(62,000)
Effective income tax rate	6.7%	11.7%	1.3%

The provision for (benefit from) income taxes represents taxes resulting from profits in foreign jurisdictions and certain minimum taxes. The 2002 benefit includes an income tax refund in the U.S. of $392,000 as a result of a change in the tax law and $99,000 in non-cash expenses resulting from the utilization of net operating loss carryforwards from business combinations. The benefit from Lionbridge’s utilization of net operating loss carryforwards in certain European countries during these periods was recorded as a reduction of goodwill, rather than a tax benefit, since the deferred tax assets associated with these carryforwards had been fully reserved at the time Lionbridge acquired the localization businesses of Stream International Holdings, Inc. Lionbridge recorded no tax benefit for losses generated in other jurisdictions during these periods due to the uncertainty of realizing any future benefit.

Quarterly Results of Operations

The following tables set forth unaudited consolidated quarterly financial data for the periods indicated. Lionbridge derived this data from its unaudited consolidated financial statements, and, in the opinion of management, they have been prepared on the same basis as Lionbridge’s audited consolidated financial statements for the years ended December 31, 2004 and 2003, and include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. Certain quarterly amounts have been reclassified to conform with current year presentation. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) (Amounts in thousands) Quarter Ended
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003
Revenue	$35,644	$37,630	$40,962	$39,865	$36,884	$36,701	$37,270	$30,851
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	22,365	24,292	24,559	24,571	22,452	21,931	22,517	18,959
Sales and marketing	3,578	3,443	3,673	3,584	3,483	3,411	3,273	2,816
General and administrative	7,202	7,466	7,660	8,150	7,688	7,112	7,933	6,933
Research and development	134	79	54	125	115	147	149	202
Depreciation and amortization	638	650	775	865	876	747	835	840
Amortization of acquisition-related intangible assets	9	10	9	99	124	115	116	115
Merger, restructuring and other charges	459	—	241	1,613	564	379	—	—
Stock-based compensation	213	176	124	119	126	69	70	156

Total operating expenses	34,598	36,116	37,095	39,126	35,428	33,911	34,893	30,021

Profit from operations	1,046	1,514	3,867	739	1,456	2,790	2,377	830
Interest expense:
Interest on outstanding debt	—	—	—	—	5	281	843	764
Accretion of discount on debt	—	—	—	—	—	51	152	153
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	—	—	—	—	2,139	—	—
Interest income	117	109	74	85	57	26	3	3
Other (income) expense, net	(208)	41	29	38	62	(6)	190	42

Income (loss) before income taxes	1,371	1,582	3,912	786	1,446	351	1,195	(126)
Provision for (benefit from) income taxes	81	136	201	93	312	237	(318)	103

Net income (loss)	$1,290	$1,446	$3,711	$693	$1,134	$114	$1,513	$(229)

Net income (loss) per share of common stock:
Basic	$0.03	$0.03	$0.08	$0.01	$0.02	$0.00	$0.05	$(0.01)
Diluted	$0.03	$0.03	$0.08	$0.01	$0.02	$0.00	$0.04	$(0.01)

Weighted average number of shares outstanding:
Basic	46,766	46,606	46,496	46,365	46,011	39,706	31,859	31,715
Diluted	48,997	49,450	48,754	48,714	48,753	42,246	34,715	31,715

Lionbridge has experienced quarter-to-quarter variability in its revenue and gross profit. This variability is due to fluctuations in its clients’ release cycles, the length of its sales cycle, rapid growth, acquisitions, the emerging nature of the markets in which Lionbridge competes, global economic conditions, exchange rate fluctuations and other factors outside Lionbridge’s control. Lionbridge believes that quarter-to-quarter comparisons of results of operations are not necessarily meaningful. You should not rely on these comparisons as a measure of future performance.

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

In December 2004, Lionbridge replaced its credit facility with Silicon Valley Bank (the “SVB Facility”), a commercial bank, originally entered into in June 2001 with a revolving credit facility with HSBC Bank USA and Wachovia Bank (the “HSBC-Wachovia Facility”). Under the SVB Facility, Lionbridge was able to borrow up to $15.0 million, based on the value of certain current assets worldwide. Borrowings outstanding under the SVB Facility were collateralized by the Company’s assets. In connection with the termination of the SVB Facility, unamortized deferred financing fees of $37,000 were accelerated and expensed at December 31, 2004. Under the HSBC-Wachovia Facility, Lionbridge is able to borrow up to $35.0 million (up to $15 million in non-US Dollars), limited by certain financial covenants. Borrowings outstanding under the HSBC-Wachovia Facility are collateralized by the domestic assets of the Company and its U.S. subsidiaries. In conjunction with the execution of the HSBC-Wachovia Facility, Lionbridge paid the lenders a commitment fee of $87,500, which was recorded as a deferred financing cost and will be amortized as expense through December 23, 2007. The HSBC-Wachovia Facility bears interest at Prime, LIBOR or IBOR (at the discretion of the Company) plus an applicable margin based on certain financial covenants. Lionbridge would have elected an interest rate of 4.06% based on a 3-month LIBOR loan as of December 31, 2004 if there were any borrowings outstanding at that date. As of December 31, 2004, Lionbridge had no borrowings outstanding under the HSBC-Wachovia Facility, with borrowing capacity limited to $24.3 million by certain financial covenants.

The following table shows cash and cash equivalents, working capital, net cash provided by (used in) operating activities, net cash used in investing activities, and net cash provided by financing activities for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004	2003	2002
Cash and cash equivalents	$38,450,000	$29,496,000	$10,916,000
Working capital	49,961,000	38,838,000	6,734,000
Net cash provided by (used in) operating activities	11,344,000	(1,606,000)	1,215,000
Net cash used in investing activities	(4,914,000)	(23,210,000)	(3,518,000)
Net cash provided by financing activities	1,417,000	42,785,000	640,000

Lionbridge’s working capital increased $11.1 million to $50.0 million at December 31, 2004 as compared to $38.8 million at December 31, 2003. The increase was primarily due to higher cash balances resulting from the growth and profitability of the business during 2004. As of December 31, 2004, cash totaled $38.5 million, an increase of $9.0 million from $29.5 million at December 31, 2003; accounts receivable and work in process totaled $30.3 million, a decrease of $3.0 million from $33.3 million at December 31, 2003; and other current assets decreased by $299,000, year-over-year. Current liabilities totaled $24.8 million, a decrease of $1.7 million from $26.4 million at December 31, 2003.

In 2003, Lionbridge’s working capital increased $32.1 million to $38.8 million at December 31, 2003 as compared to $6.7 million at December 31, 2002. The increase was primarily due to the $70.4 million in net proceeds from the Company’s issuance of 12,340,000 common shares in a follow-on public offering, net of the repayment of $30.2 million of debt and the payment of $22.0 million for the acquisition of Mentorix. As of December 31, 2003, cash totaled $29.5 million, an increase of $18.6 million from $10.9 million at December 31, 2002; accounts receivable and work in process totaled $33.3 million, an increase of $9.9 million from $23.4 million at December 31, 2002; and other current assets increased by $134,000, year-over-year. Current liabilities totaled $26.4 million, a decrease of $3.6 million from $30.0 million at December 31, 2002.

Net cash provided by operating activities was $11.3 million in 2004, as compared to net cash used in operations of $1.6 million in 2003. The primary source of cash in 2004 was the growth and profitability of the business, including net income of $7.1 million (net of $4.0 million in depreciation, amortization and other non-cash expenses), and a $4.7 million reduction in accounts receivable and certain other operating assets, partially offset by other changes including a net $3.7 million decrease in accounts payable and accrued expenses, a $203,000 increase in work-in-process and a $644,000 decrease in deferred revenue.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the increase in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

In 2003, net cash used in operating activities was $1.6 million, as compared to net cash provided by operations of $1.2 million in 2002. The primary uses of cash in 2003 included a $5.8 million increase in accounts receivable and work-in-process, largely the result of increased revenue during the period, and a $5.0 million net reduction in accounts payable and accrued expenses, primarily related to improvements in the Company’s vendor management program. This use of cash was reduced in part by $6.9 million in net adjustments for depreciation, amortization and other non-cash expenses, including $2.1 million of accelerated recognition of discount on debt and deferred financing charges on the early repayment of debt.

In 2002, net cash provided by operations was $1.2 million. Cash provided by operations during 2002, was used primarily to fund the net losses of $4.8 million, offset in whole by depreciation, amortization and other non-cash expenses, and changes in operating assets and liabilities. Changes in operating assets and liabilities were largely the result of Lionbridge’s business operations during the year.

Net cash used in investing activities decreased $18.3 million to $4.9 million in 2004 as compared to 2003. The primary investing activities in 2004 were the purchase of $26.5 million of short-term investments and the purchase of $962,000 of equipment, partially offset by $48,000 in proceeds from the sale of property and equipment. Net cash provided by investing activities in 2004 came from the sale of $22.5 million of short-term investments. In 2003, net cash used in investing activities increased $19.7 million to $23.2 million, as compared to $3.5 million in 2002. The primary investing activity for the year was $22.0 million for the acquisition of Mentorix, net of cash acquired, and to a lesser extent, purchases of equipment. In 2002, net cash used in investing activities was $3.5 million primarily due to the purchase of equipment and the acquisition of eTesting.

Net cash provided by financing activities decreased $41.4 million to $1.4 million in 2004, from $42.8 million in 2003. The primary financing source of funds in 2004 was $1.7 million in proceeds from the issuance of common stock under option and employee stock purchase plans. The primary use of funds from financing activities in 2004 was the payment of $233,000 in capital lease obligations. In 2003, net cash provided by financing activities increased $42.1 million to $42.8 million from $640,000 in 2002. The primary financing source of funds during 2003 was the $70.4 million in net proceeds from the Company’s issuance of 12,340,000 common shares from a follow-on public offering and $2.7 million in proceeds from the issuance of common stock under option and employee stock purchase plans. The primary use of funds from financing activities during the year was the repayment of $30.2 million of debt during the third quarter of 2003. In 2002, net cash provided by financing activities was $640,000, primarily the result of proceeds from the issuance of, as well as a net increase in, short-term debt, and proceeds from the issuance of common stock.

The American Jobs Creation Act, passed in October 2004, contains a provision beneficial to US-based multinationals regarding the repatriation of foreign earnings. While Lionbridge considers its foreign earnings to be reinvested indefinitely, Lionbridge is reviewing the impact of the Act to evaluate the benefits of repatriating that may be available to it. Lionbridge will continue to evaluate whether to take advantage of this opportunity as more guidance is made available from the Internal Revenue Service.

Lionbridge’s future financing requirements will depend upon a number of factors, including its operating performance and increases in operating expenses associated with growth in its business. Lionbridge anticipates that its present cash position and available financing should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future.

On February 10, 2005, Lionbridge filed a shelf registration statement on Form S-3 (No. 333 - 122698) with the Securities and Exchange Commission. When declared effective by the SEC, the registration statement will permit Lionbridge to issue from time to time, up to an aggregate of $130 million of common stock. The net proceeds of any sale of common stock by Lionbridge may be used for general corporate purposes, including strategic acquisitions or investments.

Contractual Obligations

The following table summarizes Lionbridge’s contractual cash obligations at December 31, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(In thousands)
Capital leases	$179	$164	$15	$—	$—
Operating leases	24,357	5,255	6,313	2,201	10,588

	$24,536	$5,419	$6,328	$2,201	$10,588

As of December 31, 2004, Lionbridge did not have any material long-term debt obligations, purchase obligations, or other material long-term commitments reflected on its consolidated balance sheet.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) recently enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for the years 2002 through 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. It is expected that the adoption of SFAS 123R will have a significant impact on our consolidated statements of operations and net income (loss) per share if the adoption results in amounts similar to those in the current proforma disclosure.

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

Lionbridge’s revenue and results of operations could be negatively affected by the delay or reduction of its clients’ product releases and production schedules or the loss of, or reduction in revenue from, a major client.

A significant portion of Lionbridge’s revenue is linked to the product release cycles and production schedules of its clients, and to certain key clients. As a result, Lionbridge performs varying amounts of work for specific clients from year to year based on their product release cycles and production schedules. A major client in one year may not have use for a similar level of Lionbridge’s services in another year. In addition, Lionbridge derives a significant portion of its revenues from large projects and programs for a limited number of clients. In 2004, Lionbridge’s largest client accounted for 17% of its revenue and its five largest clients accounted for approximately 49% of its revenue. As a result, the loss of any major client or a significant reduction in a large project’s scope could materially reduce Lionbridge’s revenue and cash flow, and adversely affect its ability to maintain profitability.

Uncertainty in the technology market could affect Lionbridge’s ability to achieve operating plans.

A substantial portion of Lionbridge’s revenue is derived from technology companies, which is an intensely competitive and volatile market sector. Many technology companies have experienced severe slowdowns in their businesses and operations. Declines in the overall performance of the technology sector have in the past and could in the future adversely affect demand for Lionbridge’s services and reduce its revenues and margins from technology customers.

Lionbridge’s results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.

Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 45% and 48% of its costs and expenses for the years ended December 31, 2004 and 2003, respectively, were denominated in foreign currencies. In addition, 6% and 9% of the Company’s assets were subject to foreign currency exchange fluctuations as of December 31,

2004 and 2003, respectively, while 22% and 30% of its liabilities were subject to foreign currency exchange fluctuations as of December 31, 2004 and 2003, respectively. The principal foreign currencies applicable to our business are the Euro, the Yen and the Indian Rupee. In addition, Lionbridge has assets and liabilities denominated in U.S. dollars in foreign countries. As a result, Lionbridge is exposed to foreign currency exchange fluctuations. Lionbridge has not historically tried to reduce its exposure to exchange rate fluctuations by using hedging transactions, but may, make use of financial hedging techniques to mitigate the effect of such foreign currency volatility in the future. Lionbridge cannot assure you that if financial hedging techniques are used that they will substantially mitigate our exposure to exchange rate fluctuations. From time to time, the U.S. dollar has been volatile relative to foreign currencies, particularly the Euro and the Yen. Therefore, Lionbridge has experienced exchange rate gains or losses as a result of fluctuations in assets and liabilities and changes in revenue and expense mix in various subsidiaries operating in non-U.S. dollar denominated functional currencies. If Lionbridge is unsuccessful in reducing foreign currency exchange rate risk, Lionbridge may experience additional foreign currency fluctuations which may significantly harm its revenue, cash flow and results of operations, as well as Lionbridge’s ability to maintain profitability as it continues to grow its business.

Potential fluctuations in Lionbridge’s quarterly results make financial forecasting difficult and could affect its common stock trading price.

As a result of fluctuations in Lionbridge’s revenues tied to foreign currency fluctuations, its clients’ activities and release cycles, the three- to nine-month length of its typical sales cycle, historical growth, acquisitions, the emerging nature of the markets in which it competes, global economic conditions and other factors outside its control, Lionbridge believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful. You should not rely on the results of any one quarter as an indication of Lionbridge’s future performance. Lionbridge may not experience revenue increases in future years comparable to the revenue increases in some prior years. There have been quarters in the past in which Lionbridge’s results of operations have fallen below the expectations of securities analysts and investors and this may occur in the future. If in a future quarter Lionbridge’s results of operations were to fall below the expectations of securities analysts and investors, the trading price of its common stock would likely decline.

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

For the years ended December 31, 2004 and 2003, Lionbridge achieved operating profits of $7.2 million and $7.5 million, respectively. However, prior to 2003, since inception, Lionbridge incurred substantial losses and may incur losses in the future. Lionbridge has an accumulated deficit of $98.9 million as of December 31, 2004. Lionbridge intends to continue to invest in internal expansion, infrastructure, select acquisitions and its sales and marketing efforts. Lionbridge cannot assure you that it will continue to operate profitably in the future.

Lionbridge’s goodwill and other intangible assets represent a significant portion of its assets; any impairment of its goodwill will adversely impact its net income and Lionbridge may never realize the full value of its goodwill and other intangible assets.

Lionbridge’s acquisitions have resulted in the creation of significant goodwill and other intangible assets. Intangible assets (other than goodwill) are generally amortized over a three to five-year period. Goodwill is not amortized, but is subject to an impairment test, with any excess goodwill carrying value written off in the period of determination. Lionbridge assesses its goodwill for impairment on an annual basis and whenever events and circumstances indicate that goodwill may be impaired. At December 31, 2004, Lionbridge had goodwill and other acquisition-related intangible assets of approximately $34.9 million, net of accumulated amortization, which represented approximately 31% of its total assets. Lionbridge will continue to incur non-cash charges in connection with the amortization of its intangible assets, other than goodwill, over their remaining respective useful lives.

In the future, as events or changes in circumstances indicate that the carrying amount of its goodwill and other intangible assets may not be recoverable; Lionbridge will evaluate the carrying value of its intangible assets and may take a charge to its earnings. Any future determination requiring the write-off of a significant portion of unamortized goodwill and other intangible assets could adversely affect Lionbridge’s ability to maintain profitability.

Lionbridge may have difficulty in identifying and competing for acquisition opportunities.

Lionbridge’s business strategy includes the pursuit of strategic acquisitions. While Lionbridge currently does not have commitments or agreements with respect to any acquisitions, it regularly is exploring strategic acquisitions with third parties concerning potential acquisitions of strategically complementary businesses or operations. In executing its acquisition strategy, Lionbridge may be unable to identify suitable acquisition candidates. In addition, Lionbridge can expect to face competition from other companies for acquisition candidates, making it more difficult to acquire suitable companies on favorable terms.

Pursuing and completing potential acquisitions could divert management attention and financial resources and may not produce the desired business results.

As part of its growth strategy, Lionbridge intends to continue pursuing and making selected acquisitions of complementary businesses. Lionbridge does not have specific personnel dedicated solely to pursuing and making acquisitions. As a result, if Lionbridge pursues any acquisition, its management, in addition to their operational responsibilities, could spend a significant amount of time and management and financial resources to pursue and integrate the acquired business with its existing business. To pay for an acquisition, Lionbridge might use capital stock, cash or a combination of both. Alternatively, Lionbridge may borrow money from a bank or other lender. If it uses capital stock, Lionbridge’s stockholders will experience dilution. If it uses cash or debt financing, Lionbridge’s financial liquidity may be reduced. In addition, from an accounting perspective, an acquisition may involve amortization of significant amounts of other intangible assets that could adversely affect Lionbridge’s ability to maintain profitability.

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

Lionbridge may not be able to successfully address these problems. Moreover, Lionbridge’s future operating results will depend to a significant degree on Lionbridge’s ability to successfully integrate acquisitions and manage operations while controlling expenses and cash outflows.

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

A large component of Lionbridge’s operations is its ability to conduct business in international markets. As a result, Lionbridge’s business is subject to political and economic fluctuations in various countries. In addition, as Lionbridge continues to employ and retain personnel throughout the world and apply varying employment laws, it may face difficulties in integrating such personnel on a cost-efficient basis. To date, Lionbridge has been able to successfully staff its international operations, but if Lionbridge continues to expand its operations, it may become more difficult to manage its business. Lionbridge conducts business and has operations and clients throughout the world. Lionbridge’s and its clients’ ability to conduct business may also be affected by wars, political unrest, terrorism or the impact of diseases such as SARS. Furthermore, as a result of operating in international markets, Lionbridge is subject to longer payment cycles from its customers and may experience greater difficulties in accounts receivable collections. If Lionbridge fails to manage these operations successfully, its ability to service its clients and grow its business will be seriously impeded.

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

Lionbridge competes in highly competitive markets that have low barriers to entry.

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

The intellectual property of Lionbridge’s customers may be damaged, misappropriated, stolen or lost while in Lionbridge’s possession, subjecting us to litigation and other adverse consequences.

In the course of providing globalization and testing services to Lionbridge’s customers, Lionbridge has possession of or access to certain intellectual property of such customers, including unreleased versions of software and source code. In the event such intellectual property is damaged, misappropriated, stolen or lost, Lionbridge could suffer:

•	claims under indemnification provisions in customer agreements or other liability for damages;

•	delayed or lost revenue due to adverse customer reaction;

•	negative publicity; and

•	litigation that could be costly and time consuming.

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

Lionbridge could face securities litigation if its stock price remains highly volatile.

In the past, securities class action litigation has often followed periods of volatility in the market price of a company’s securities. Lionbridge may face securities class action litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm Lionbridge’s business. Lionbridge, certain of its officers and directors, and certain underwriters involved in Lionbridge’s initial public offering are currently named defendants in a purported securities class action lawsuit. The lawsuit asserts, among other things, that Lionbridge’s initial public offering registration statement contained misstatements and/or omissions regarding the underwriters’ alleged conduct in allocating shares in Lionbridge’s initial public offering to the underwriters’ customers. The complaint in this action has been consolidated for pretrial purposes with lawsuits alleging substantially identical claims against more than 300 other publicly-traded companies and the investment banking firms that underwrote their initial public offerings. In October 2002, the claims against officers and directors were dismissed without prejudice. However, in February 2003, the court ruled that the claims against Lionbridge and virtually all of the other issuer defendants under the registration provisions of the securities law may proceed. The court also ruled that the claims under the antifraud provisions of the securities laws could proceed against Lionbridge and a majority of the other issuer defendants. In June 2003, Lionbridge elected to participate in a proposed settlement agreement with the plaintiffs in this litigation which, if ultimately approved by the court, would result in a dismissal, with prejudice, of all claims in this lawsuit against Lionbridge and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of Lionbridge and the other participating issuers who were named as individual defendants. Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the court. Formal settlement documents were submitted to the court in June 2004, together with a motion asking the court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. On February 15, 2005, the court issued an order preliminarily approving the proposed settlement in all respects but one. The plaintiffs and the issuer defendants are in the process of assessing whether to proceed with the proposed settlement, as modified by the court. If the plaintiffs and the issuer defendants elect to proceed with the proposed settlement, as modified by the court, they will submit revised settlement documents to the court. The underwriter defendants may then have an opportunity to object to the revised settlement documents. If the court approves the reviewed settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the court will determine whether to grant final approval to the proposed settlement. If the settlement is not approved, any unfavorable outcome to this litigation could significantly harm Lionbridge’s business, financial condition, liquidity and results of operations.

Our management has broad discretion over the use of proceeds from any offering and may use the proceeds in ways with which you do not agree.

Our management will retain broad discretion to allocate the proceeds of a common stock offering and the failure of management to apply these funds effectively could materially harm our results of operations.

Some provisions of our certificate of incorporation and bylaws and in Delaware law may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

Some of the provisions of our certificate of incorporation and bylaws and in Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares possibly at a premium over the then market price. For example, our board of directors is divided into three classes. At each annual meeting of stockholders, the terms of approximately one-third of the directors will expire, and new directors will be elected to serve for three years. It will take at least two annual meetings to effect a change in control of our board of directors because a majority of the directors cannot be elected at a single meeting, which may discourage hostile takeover bids. In addition, our certificate of incorporation authorizes the Board of Directors, without further stockholder approval, to issue preferred stock, which could have the effect of delaying, deferring or preventing a change in control of Lionbridge. The issuance of preferred stock could also adversely affect the voting power of the holders of common stock, including the loss of voting control to others. Our by-laws contain provisions that require stockholders to act only at a duly-called meeting and make it difficult for any person other than management to introduce business at a duly-called meeting by requiring such other person to follow certain notice procedures. Certain provisions of Delaware law could delay or prevent a change in control of Lionbridge, discourage acquisition proposals or diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of our common stock or over a stockholder’s cost basis in our common stock.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Lionbridge is exposed to market risk related to changes in interest rates and foreign currency exchange fluctuation. Lionbridge does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk.    Lionbridge is exposed to market risk from changes in interest rates with respect to its line of credit with a commercial bank. There were no amounts outstanding as of December 31, 2004 under this facility. In addition, Lionbridge’s ability to finance future acquisition through debt transactions may be impacted if it is unable to obtain appropriate debt financing at acceptable rates. Lionbridge is exposed to market risk from changes in interest rates through its investing activities. Lionbridge’s investment portfolio consists primarily of investments in high-grade commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediate available liquidity or their short maturity.

Foreign Currency Exchange Rate Losses.    Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 45% and 48% of its costs and expenses in 2004 and 2003, respectively, were denominated in foreign currencies. In addition, 6% and 9% of the Company’s assets were subject to foreign currency exchange fluctuations as of December 31, 2004 and 2003, respectively, while 22% and 30% of its liabilities were subject to foreign currency exchange fluctuations as of December 31, 2004 and 2003, respectively. The principal foreign currencies applicable to our business are the Euro, the Yen and the Indian Rupee. In addition, Lionbridge has assets and liabilities denominated in U.S. dollars in foreign countries. As a result, Lionbridge is exposed to foreign currency exchange fluctuations. Lionbridge has not historically tried to reduce its exposure to exchange rate fluctuations by using hedging transactions. From time to time, the U.S. dollar has been volatile relative to foreign currencies, particularly the Euro and the Yen. Therefore, Lionbridge has experienced exchange rate gains or losses as a result of fluctuations in assets and liabilities and changes in revenue and expense mix in various subsidiaries operating in non-U.S. dollar denominated functional currencies. If Lionbridge is unsuccessful in reducing foreign currency exchange rate risk, Lionbridge may experience additional foreign currency fluctuations which may significantly harm its revenue, cash flow and results of operations, as well as Lionbridge’s ability to maintain profitability as it continues to grow its business.

Item 8.    Financial Statements and Supplementary Data

Lionbridge’s consolidated financial statements together with the related notes and the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, are set forth beginning on page F-1 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Lionbridge maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2004.

Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, Lionbridge has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective at December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

Changes in internal controls.    There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Stock Performance Graph”, “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report”, nor the Audit Committee Charter attached as an appendix thereto, to be incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2005.

Item 10.    Directors and Executive Officers of the Registrant

Certain information relating to directors and executive officers of Lionbridge is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2005, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2004.

Lionbridge has adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer, and principal accounting officer. A copy of the code of ethics is available on Lionbridge’s Web site.

Item 11.    Executive Compensation

Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2005, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information relating to security ownership of certain beneficial owners and management is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2005, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2004. See Item 5, Market for Registrant’s Common Equity and Related Stockholders Matters, for information on securities for issuance under equity compensation plans.

Item 13.    Certain Relationships and Related Transactions

Certain information relating to certain relationships and related transactions is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2005, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2004.

Item 14.    Principal Auditor Fees and Services.

Information regarding principal auditor fees and services is set forth under “Principal Auditor Fees and Services” in Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2005, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2004.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)    The following documents are filed as part of this Form 10-K:

(2)	Financial Statement Schedules:

Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(3)	Exhibits

Exhibit No.	Exhibit

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Form of Amended and Restated By-laws of Lionbridge (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	Employee Stock Purchase Plan, as amended on April 7, 2003 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2003 and incorporated by reference herein).

10.2**	1998 Stock Plan, as amended and restated (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2004 and incorporated herein by reference).

10.3**	Form of Restricted Stock Agreement between the Company and certain employees dated as of January 2, 2002 (filed as Exhibit 10.3 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.4**	Form of Restricted Stock Agreement under the 1998 Stock Plan (filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.5**	Employment Agreement dated as of December 23, 1996 between Lionbridge Technologies, Inc. and Rory J. Cowan (filed as Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.6*,**	Employment Agreement dated as of November 1, 2004 between Lionbridge Technologies, Inc. and Myriam Martin-Kail.

10.7**	Employment Agreement dated as of February 11, 1997 between Lionbridge Technologies, Inc. and Stephen J. Lifshatz (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.8**	Form of Non-Competition Agreement as entered into between Lionbridge and each of Rory J. Cowan and Stephen J. Lifshatz, (filed as Exhibit 10.41 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.9	Senior Subordinated Note Purchase Agreement by and among Lionbridge, Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of March 9, 1999 (filed as Exhibit 10.44 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.10	Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of March 9, 1999 (filed as Exhibit 10.45 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.11	First Amended and Restated Senior Subordinated Note Purchase Agreement by and between Lionbridge and Capital Resource Lenders III, L.P. dated as of February 26, 1999 (filed as Exhibit 10.46 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

Exhibit No.	Exhibit

10.12	Senior Subordinated Note Purchase Agreement by and between Lionbridge Technologies Holdings B.V. and Capital Resource Lenders III, L.P. dated as of February 26, 1999 (filed as Exhibit 10.47 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.13	Form of Senior Subordinated Promissory Notes issued pursuant to Senior Subordinated Note Purchase Agreements (filed as Exhibit 10.48 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.14	Letter Agreements amending each of the Senior Subordinated Note Purchase Agreements (filed as Exhibit 10.49 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.15**	Harvard Translations, Inc. 1997 Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.16**	IC Global Services, Inc. 1998 Stock Plan (Amended and Restated April 6, 1999) (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.17**	International Language Engineering Corporation Amended and Restated 1997 Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.18	Letter Agreement by and between Capital Resource Lenders III, L.P., Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors II Annex, L.P. and Lionbridge Technologies, Inc. dated March 27, 2001 (filed as Exhibit 10.70 to the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-26933) and incorporated herein by reference).

10.19	Letter Agreement by and between Capital Resource Lenders III, L.P., Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors II Annex, L.P. and Lionbridge Technologies Holdings, B.V. dated March 27, 2001 (filed as Exhibit 10.71 to the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-26933) and incorporated herein by reference).

10.20	Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 8, 2001 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

10.21	Amendment No. 1 to Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 16, 2001 (filed as Exhibit 2.2 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

10.22	Loan and Security Agreement between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc. and Silicon Valley Bank dated as of June 28, 2001 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.23	Loan Agreement between Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank dated as of June 28, 2001 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

Exhibit No.	Exhibit

10.24	Guarantee between Lionbridge Technologies, Inc. and Silicon Valley bank dated as of June 28, 2001 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.25	Warrant to Purchase Stock of Lionbridge dated as of June 28, 2001 issued to Silicon Valley Bank (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.26	Note and Warrant Purchase Agreement between Lionbridge Technologies, Inc. and Capital Resource Partners IV, L.P. dated as of June 29, 2001 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.27	Promissory note between Lionbridge Technologies, Inc. and Capital Resource Partners IV, L.P. dated as of October 31, 2001 (filed as Exhibit 10.36 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.28	Warrant to Purchase Stock of Lionbridge dated as of June 29, 2001 issued to Capital Resource Partners IV, L.P. (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.29	Guarantee between each of the direct or indirect subsidiaries of Lionbridge Technologies, Inc. in favor of Capital Resource Partners IV, L.P. dated as of June 29, 2001 (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.30	Loan Document Modification Agreement between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc., Data Dimensions, Inc., and Silicon Valley Bank dated as of September 24, 2001 (field as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.31**	Data Dimensions, Inc. 1988 Incentive Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.32**	Data Dimensions, Inc. 1997 Stock Option Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.33**	ST Labs Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.34	Amendment to First Amended and Restated Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings, Inc., Capital Resource Lenders III, L.P. and Capital Resource Investment Partners III, L.L.C. dated as of December 31, 2001 (filed as Exhibit 10.48 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2001 and incorporated by reference herein).

10.35	Amendment to First Amended and Restated Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings B.V., Capital Resource Lenders III, L.P. and Capital Resource Investment Partners III, L.L.C. dated as of December 31, 2001 (filed as Exhibit 10.49 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2001 and incorporated by reference herein).

Exhibit No.	Exhibit

10.36	Amendment to Note Agreement among Lionbridge Technologies Holdings, B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2003 and incorporated by reference herein).

10.37	Amendment to Senior Subordinated Promissory Note between Lionbridge Technologies Holdings B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of December 31, 2001 (filed as Exhibit 10.50 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2001 and incorporated by reference herein

10.38	Amendment to Note Agreement among Lionbridge Technologies Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003 (filed as Exhibit 10.3 to the quarterly report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2003 and incorporated by reference herein).

10.39	Amendment to Senior Subordinated Promissory Note among Lionbridge Technologies Holdings, Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of December 31, 2001 (filed as Exhibit 10.51 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2001 and incorporated by reference herein).

10.40	Loan Document Modification Agreement (No. 2) dated as of April 29, 2002 by and among Silicon Valley Bank, INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc, Lionbridge Technologies California, Inc. and Data Dimensions, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002 and incorporated by reference herein).

10.41	Guarantee Modification Agreement (No. 1) dated as of April 29, 2002 by and between Lionbridge Technologies, Inc. and Silicon Valley Bank (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002 and incorporated by reference herein).

10.42	Loan Document Modification Agreement (No. 1) dated as of April 29, 2002 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002 and incorporated by reference herein).

10.43	Allonge dated as of April 29, 2002 by and between Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002 an incorporated by reference herein).

10.44	Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.45	Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.46	Common Stock Purchase Warrant issued to Capital Resource Lenders III, L.P. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

Exhibit No.	Exhibit

10.47	Common Stock Purchase Warrant issued to CRP Investment Partners III, L.P. (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.48	Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P dated as of August 1, 2002 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.49	Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P dated as of August 1, 2002 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.50	Common Stock Purchase Warrant issued to Morgan Stanley Venture Capital Fund II Annex, L.P. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.51	Common Stock Purchase Warrant issued to Morgan Stanley Venture Investors Annex, L.P. (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.52	Bank Modification Agreement No. 3 between Silicon Valley Bank, INT’L.com, Inc., International Language Engineering, Inc., eTesting Labs, Inc., Harvard Translations, Inc., Data Dimensions, Inc. and Lionbridge Technologies, Inc. dated as of September 20, 2002 (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002 and incorporated by reference herein).

10.53	Consent of Lionbridge Technologies, Inc. to guarantee the obligations of eTesting Labs, Inc. under the Bank Modification Agreement No. 3 between Silicon Valley Bank, INT’L.com, Inc., International Language Engineering, Inc., eTesting Labs, Inc., Harvard Translations, Inc., Data Dimensions, Inc. and Lionbridge Technologies, Inc. dated as of September 20, 2002 (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002 and incorporated by reference herein).

10.54	Amended and Restated Promissory Note in the principal amount of $10,000,000 issued to Silicon Valley Bank on September 20, 2002 (filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002 and incorporated by reference herein).

10.55	Lease agreement dated as of December 8, 2003 between VeriTest Inc. and Imation Corp. Developers (filed as Exhibit 10.69 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2003 and incorporated by reference herein).

10.56	Loan Modification Agreement (No. 2) dated as of March 28, 2003 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank (filed as Exhibit 10.73 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2002 and incorporated by reference herein).

10.57	Loan Modification Agreement (No. 4) dated as of March 28, 2003 by and among Lionbridge US, Inc., VeriTest, Inc., and Silicon Valley Bank (filed as Exhibit 10.74 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2002 and incorporated by reference herein).

10.58	Registration Rights Agreement among Lionbridge Technologies, Inc. and the Investors named therein, dated as of April 29, 2003 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-269333) for the quarter ended March 31, 2003 and incorporated by reference herein).

Exhibit No.	Exhibit

10.59	Registration Rights Agreement among Lionbridge Technologies, Inc. and the Investors named therein, dated as of June 6, 2003 (filed as Exhibit 99.1 to the Registration Statement on Form S-3 (File No. 333-106309) and incorporated by reference herein).

10.60	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2003 and incorporated by reference herein).

10.61**	Change of Control Plan dated as of July 14, 2003 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended June 30, 2003 and incorporated by reference herein).

10.62**	Form of Change of Control Agreement dated as of July 14, 2003 for Messrs. Cowan, Lifshatz and Maripuri and Ms. Shannon (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended June 30, 2003 and incorporated by reference herein).

10.63	Agreement and Plan of Reorganization among Lionbridge, Mountain Acquisition Corp., Mentorix Technologies, Inc. and the shareholders of Mentorix Technologies, Inc. dated as of September 9, 2003 (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2003 and incorporated herein by reference).

10.64	Amendment to the Senior Subordinated Promissory Note among Lionbridge Technologies Holdings B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003 (filed as Exhibit 10.1 to the Registration Statement on Form S-3/A (File No. 000-269333) and incorporated by reference herein).

10.65	Amendment to the Senior Subordinated Promissory Note among Lionbridge Technologies, Inc. and Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003 (filed as Exhibit 10.1 to the Registration Statement on Form S-3/A (File No. 000-269333) and incorporated by reference herein).

10.66*,**	Non-competition Agreement between the Company and Satish Maripuri dated March 1, 2004.

10.67**	Non-competition Agreement between the Company and Henri Broekmate dated March 24, 2004 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2004 and incorporated by reference herein).

10.68	Sublease agreement dated as of January 31, 2004 between Lionbridge Technologies, Inc. and IDS Scheer Process Implementation Consulting Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2004 and incorporated by reference herein).

10.69	Amendment to Lease Agreement dated as of March 9, 2004 between Lionbridge Technologies, Inc. and Airprath wireless Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended June 30, 2004 and incorporated by reference herein).

10.70	Sublease agreement dated as of April 14, 2004 between Lionbridge Technologies, Inc. and IDS Scheer Process Implementation Consulting Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2004 and incorporated by reference herein).

10.71**	Form of Restricted Stock Units Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2004 and incorporated herein by reference).

Exhibit No.	Exhibit

10.72*	Loan Agreement dated as of December 23, 2004 among Lionbridge Technologies, Inc., Lionbridge US Inc., VeriTest Inc., Mentorix Technologies, Inc., Lionbridge Technologies Holdings B.V., Lionbridge Technologies Ireland, HSBC Bank USA, National Association and Wachovia Bank, National Association 2003 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2004 and incorporated herein by reference).

10.73*	Continuing Domestic Guaranty Agreement dated as of December 23, 2004, by Lionbridge Technologies, Inc., Lionbridge US Inc., VeriTest Inc., Mentorix Technologies, Inc. and each Joinder Party thereto in favor of Wachovia Bank, National Association and HSBC Bank USA, National Association.

10.74*	Security Agreement dated as of December 23, 2004, among Lionbridge Technologies, Inc., Mentorix Technologies, Inc., VeriTest Inc. and each Joinder Party thereto in favor of Wachovia Bank, National Association and HSBC Bank USA, National Association.

10.75*	Form of Domestic Revolving Credit Note

10.76*	Form of Foreign Revolving Credit Note

14	Lionbridge Technologies, Inc. Code of Conduct (filed as Exhibit 14 to the quarterly report on Form 10-Q (file No. 000-269333) for the quarter ended September 30, 2003 and incorporated by reference herein).

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).

(b) Exhibits:

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lionbridge Technologies, Inc.:

We have completed an integrated audit of Lionbridge Technologies, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Lionbridge Technologies, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2005

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$38,450	$29,496
Short-term investments	4,000	—
Restricted cash	114	338
Accounts receivable, net of allowances of $364 and $591 at December 31, 2004 and 2003, respectively	21,065	24,653
Work in process	9,199	8,609
Other current assets	1,889	2,188

Total current assets	74,717	65,284
Property and equipment, net	2,685	4,445
Goodwill	34,916	34,994
Other intangible assets, net	64	191
Other assets	1,006	1,076

Total assets	$113,388	$105,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,322	$8,318
Accrued compensation and benefits	5,415	5,956
Accrued outsourcing	3,575	3,054
Accrued merger and restructuring	655	255
Other accrued expenses	5,362	4,779
Deferred revenue	3,263	3,850
Other current liabilities	164	234

Total current liabilities	24,756	26,446

Other long-term liabilities	1,166	1,914
Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 46,924,701 and 46,340,587 shares issued and outstanding at December 31, 2004 and 2003, respectively	470	464
Additional paid-in capital	184,464	181,661
Accumulated deficit	(98,889)	(106,029)
Deferred compensation	(2,089)	(1,251)
Accumulated other comprehensive income	3,510	2,785

Total stockholders’ equity	87,466	77,630

Total liabilities and stockholders’ equity	$113,388	$105,990

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2004	2003	2002
Revenue	$154,101	$141,706	$118,319
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	95,787	85,859	71,272
Sales and marketing	14,278	12,983	11,600
General and administrative	30,478	29,666	29,396
Research and development	392	613	1,194
Depreciation and amortization	2,928	3,298	3,027
Amortization of acquisition-related intangible assets	127	470	528
Merger, restructuring and other charges	2,313	943	—
Stock-based compensation	632	421	851

Total operating expenses	146,935	134,253	117,868

Income from operations	7,166	7,453	451
Interest expense:
Interest on outstanding debt	—	1,893	3,189
Accretion of discount on debt	—	356	610
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	2,139	—
Interest income	385	89	35
Other (income) expense, net	(100)	288	1,534

Income (loss) before income taxes	7,651	2,866	(4,847)
Provision for (benefit from) income taxes	511	334	(62)

Net income (loss)	$7,140	$2,532	$(4,785)

Net income (loss) per share of common stock:
Basic	$0.15	$0.07	$(0.15)
Diluted	$0.14	$0.06	$(0.15)
Weighted average number of shares outstanding:
Basic	46,548	37,406	31,632
Diluted	49,361	40,551	31,632

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Subscriptions Receivable	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Par Value
Balance at January 1, 2002	31,165,470	312	105,485	(103,776)	(641)	(102)	1,810	3,448
Issuance of restricted stock	298,500	3	534		(537)			—
Reversal of deferred compensation due to option and restricted stock forfeitures	(4,000)		(52)		52			—
Amortization of deferred compensation					753			753
Stock options exercised	130,347	1	144					145
Issuance of common stock under employee stock purchase plans	78,684	1	102					103
Issuance of warrants in connection with debt financing			598					598
Collection of subscriptions receivable						102		102
Compensation expense from stock option modifications			98					98
Issuance of common stock in connection with business combinations	60,000	1	160					161
Comprehensive loss:
Net loss				(4,785)				(4,785)	$(4,785)
Other comprehensive income:
Translation adjustment							1,091	1,091	1,091

Comprehensive loss									$(3,694)

Balance at December 31, 2002	31,729,001	318	107,429	(108,561)	(373)	—	2,901	1,714
Issuance of restricted stock	156,000	2	1,323		(1,325)			—
Reversal of deferred compensation due to option and restricted stock forfeitures	(43,351)		(77)		26			(51)
Amortization of deferred compensation					421			421
Stock options exercised	1,040,873	11	2,558					2,569
Issuance of common stock under employee stock purchase plans	67,587		174					174
Warrants exercised	1,050,477	10	(10)					—
Issuance of common stock related to follow-on offering	12,340,000	123	70,264					70,387
Comprehensive income:
Net income				2,532				2,532	$2,532
Other comprehensive income:
Translation adjustment							(116)	(116)	(116)

Comprehensive income									$2,416

Balance at December 31, 2003	46,340,587	$464	$181,661	$(106,029)	$(1,251)	$—	$2,785	$77,630
Issuance of restricted stock	72,761	1	1,892		(1,893)			—
Reversal of deferred compensation due to option and restricted stock forfeitures	(76,832)	(1)	(733)		423			(311)
Amortization of deferred compensation					632			632
Stock options exercised	527,985	5	1,311					1,316
Issuance of common stock under employee stock purchase plans	60,200	1	333					334
Comprehensive income:
Net income				7,140				7,140	$7,140
Other comprehensive income:
Translation adjustment							725	725	725

Comprehensive income									$7,865

Balance at December 31, 2004	46,924,701	$470	$184,464	$(98,889)	$(2,089)	$—	$3,510	$87,466

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$7,140	$2,532	$(4,785)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangible assets	127	470	528
Stock-based compensation and debt financing costs	632	609	851
Non-cash merger, restructuring and other charges	146	—	—
Accretion of discount on debt	—	356	610
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	2,139	—
Depreciation and amortization	2,928	3,298	3,027
Provision for doubtful accounts	87	40	(229)
Other	51	34	(7)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,056	(3,930)	1,379
Work in process	(203)	(1,829)	(1,306)
Other current assets	587	142	(210)
Other assets	89	89	313
Accounts payable	(3,203)	(2,006)	1,245
Accrued compensation and benefits	(1,151)	(1,183)	1,213
Accrued outsourcing	341	(333)	340
Accrued merger and restructuring	489	(304)	(1,642)
Other accrued expenses	(128)	(1,194)	39
Deferred revenue	(644)	(536)	(151)

Net cash provided by (used in) operating activities	11,344	(1,606)	1,215

Cash flows from investing activities:
Purchases of property and equipment	(962)	(1,224)	(1,449)
Proceeds from sale of property and equipment	48	—	98
Payments for businesses acquired, net of cash acquired	—	(21,986)	(2,167)
Purchases of short-term investments	(26,500)	—	—
Sales of short-term investments	22,500	—	—

Net cash used in investing activities	(4,914)	(23,210)	(3,518)

Cash flows from financing activities:
Proceeds from issuance of short-term debt and equipment financing	—	—	75
Net increase (decrease) in other short-term debt	—	(18,167)	325
Payments of long-term debt	—	(11,998)	—
Proceeds from issuance of common stock under option and employee stock purchase plans	1,650	2,743	248
Proceeds from other issuances of common stock	—	70,387	—
Payments of capital lease obligations	(233)	(180)	(110)
Collection of subscriptions receivable	—	—	102

Net cash provided by financing activities	1,417	42,785	640

Net increase (decrease) in cash and cash equivalents	7,847	17,969	(1,663)
Effects of exchange rate changes on cash and cash equivalents	1,107	611	868
Cash and cash equivalents at beginning of year	29,496	10,916	11,711

Cash and cash equivalents at end of year	$38,450	$29,496	$10,916

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation:

Nature of the Business

Lionbridge Technologies, Inc. and its subsidiaries (collectively, “Lionbridge” or the “Company”) provide a suite of outsourced services that enable clients to develop, release, manage and maintain their enterprise content and technology applications globally. The Company serves global organizations in the technology, consumer products, life sciences, publishing, financial services, manufacturing and retail industries. Lionbridge’s solutions includes product and content globalization; content and eLearning courseware development; software and hardware testing; product certification and competitive analysis and application development and maintenance. Lionbridge’s globalization services, including internationalization, software localization, application development and maintenance, translation, and multilingual content management enable worldwide release and ongoing maintenance of products and content in multiple languages. Lionbridge’s testing services enable clients to achieve superior product quality and reduce downstream support costs, while its product certification and benchmark testing services confirm that independent software vendors’ applications meet industry-defined standards for quality and deliver measurable performance against competitive offerings. Lionbridge has its head office in the United States, with operations in France, Germany, Ireland, the Netherlands, China, Japan, South Korea, India and the United States.

The Company anticipates that its existing capital resources, including its line of credit and cash flows from operations will be adequate to satisfy its capital requirements for at least one year from the balance sheet date. To the extent that capital resources are less than expected or operating objectives are not achieved, management is committed to pursuing alternative financing arrangements or reducing expenditures as necessary to meet the Company’s cash requirements throughout 2005. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce certain discretionary spending to provide adequate liquidity.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The delivery of Lionbridge’s product and content globalization involves, and is dependent on, the translation of content by subcontractors and in-house employees. As the time to translate each word of content within a project is relatively uniform, labor input is reflective of the delivery of the contracted service and an appropriate metric for the measurement of progress in delivering such services.

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

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were approximately $354,000, $473,000 and $108,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Foreign Currency Translation

The functional currency for each of Lionbridge’s foreign operations is predominantly the local currency of the country in which those operations are based. Revenues and expenses of foreign operations are translated into U.S. dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. dollars at year-end rates of exchange. The Company has reflected a resulting translation gain of $725,000 for the year ended December 31, 2004, a translation loss of $116,000 for the year ended December 31, 2003 and a translation gain of $1.1 million for the year ended December 31, 2002, respectively, in accumulated other comprehensive income, which is a component of stockholders’ equity. These unrealized gains and losses are primarily attributable to the fluctuation in value between the U.S. dollar and the Euro. For the purpose of disclosure of comprehensive income (loss), Lionbridge does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as Lionbridge intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Realized and unrealized foreign currency transaction gains or losses, arising from exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currencies, are included in other

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense, net in the consolidated statements of operations and resulted in a gain of $203,000 for the year ended December 31, 2004 and losses of $319,000 and $1.6 million for the years ended December 31, 2003 and 2002, respectively.

Cash Equivalents and Short-term Investments

Cash and cash equivalents include all highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market securities and are stated at amortized cost plus accrued interest, which approximates market.

The Company’s short-term investments are comprised of investment grade variable rate debt obligations, which are asset-backed and categorized as available-for-sale. Accordingly, the Company’s investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 28 days. Despite the long-term nature of their stated contractual maturities, these securities remain highly liquid. As a result of the resetting variable rates, Lionbridge had no unrealized or realized gains or losses from these investments. All income generated from these investments is recorded as interest income.

As of December 31, 2004 and 2003, the Company had $114,000 and $338,000, respectively, of restricted cash. This restricted cash represented irrevocable letters of credit which collateralized facility lease obligations and related commitments.

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

Goodwill and Other Intangible Assets

With the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, the Company discontinued the amortization of goodwill. In accordance with SFAS 142, goodwill is now reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. During 2004 and 2003, the Company

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performed its annual test of goodwill to determine if there was an impairment. These tests determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. No impairment was required to be recorded related to the Company’s annual impairment testing in either year. The impairment review is based upon estimated future discounted cash flows. Estimating future cash flows requires management to make projections that can differ materially from actual results.

Also in accordance with SFAS 142, the Company evaluated the useful lives assigned to its other intangible assets, which resulted in no changes to such useful lives.

Also in accordance with SFAS 142, the Company evaluated the useful lives assigned to its other intangible assets, which resulted in no changes to such useful lives.

Other intangible assets arose from the acquisitions of International Language Engineering Corporation (“ILE”) in May 2000, and Mentorix in September 2003 and consist of the following, which have been or are being amortized on a straight-line basis over the following estimated useful lives:

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2004	2003	2002
Net income (loss), as reported	$7,140,000	$2,532,000	$(4,785,000)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	632,000	421,000	851,000
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,905,000)	(3,701,000)	(1,976,000)

Pro forma net income (loss)	$2,867,000	$(748,000)	$(5,910,000)

Net income (loss) per share:
Basic, as reported	$0.15	$0.07	$(0.15)
Basic, pro forma	$0.06	$(0.02)	$(0.19)
Net income (loss) per share:
Diluted, as reported	$0.14	$0.06	$(0.15)
Diluted, pro forma	$0.06	$(0.02)	$(0.19)

The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model. The following assumptions were used for options granted: (i) weighted-average risk free interest rates of 3.0%, 2.8%, and 3.2% for 2004, 2003 and 2002, respectively, (ii) weighted-average expected option lives of 4.0 years for each of 2004, 2003 and 2002, (iii) no expected dividend yield, and (iv) an expected volatility factor of 84.0% for 2004, 86.0% for 2003, and 93.0% for 2002. The weighted average fair value of options granted during 2004, 2003 and 2002 were $4.67, $4.94 and $1.19, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities,

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentrations of Credit Risk and Significant Customers

Financial instruments which potentially subject Lionbridge to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit standing. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. Microsoft accounted for approximately 19% of consolidated accounts receivable at December 31, 2004, while HP accounted for approximately 14% of consolidated accounts receivable at December 31, 2004 and 2003. No other client individually accounted for more than 10% of consolidated accounts receivable at December 31, 2004 and 2003. Lionbridge generally does not require collateral or other security against trade receivable balances; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

Fair Value of Financial Instruments

Financial instruments, including cash equivalents, accounts receivable, accounts payable and debt, are carried in the consolidated financial statements at amounts that approximate fair values at December 31, 2004 and 2003. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) recently enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for the years 2002 through 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. It is expected that the adoption of SFAS 123R will have a significant impact on our consolidated statements of operations and net income (loss) per share if the adoption results in amounts similar to those in the current proforma disclosure.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment:

Property and equipment consisted of the following at December 31:

	2004	2003
Computer software and equipment	$18,705,000	$18,638,000
Furniture and office equipment	3,633,000	3,507,000
Leasehold improvements	2,150,000	1,992,000

	24,488,000	24,137,000
Less: Accumulated depreciation and amortization	(21,803,000)	(19,692,000)

	$2,685,000	$4,445,000

Depreciation and amortization expense was $2.9 million, $3.3 million and $3.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

4.    Business Acquisitions:

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2004 have resulted in the recognition of approximately $59.7 million of goodwill and other intangibles on its balance sheet.

Acquisitions in the three year period ended December 31, 2004 were as follows:

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

$28,662,000

During 2004, goodwill recorded in connection with the acquisition of Mentorix was reduced by $78,000 due to the reversal of excess acquisition date accruals primarily for employee benefits.

Pro Forma Disclosures (Unaudited)

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2003 and 2002 assume that the 2003 acquisition of Mentorix and the 2002 acquisition of eTesting occurred as of January 1, 2002. There were no acquisitions in 2004.

	2003	2002
Revenue	$152,946,000	$128,705,000
Net income (loss)	6,398,000	(4,906,000)
Net income (loss) per share of common stock:
Basic	$0.17	$(0.16)
Diluted	$0.16	$(0.16)

For each period presented, the pro forma results include estimates of the interest expense on debt used to finance the purchases and the amortization of intangible assets. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred at the beginning of the periods presented or that may be obtained in the future.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Goodwill and Other Intangible Assets:

The carrying amount of goodwill totaled $34.9 million and $35.0 million as of December 31, 2004 and 2003, respectively. Changes in the carrying amount of goodwill on a total consolidated basis and by reportable segment for the years ended December 31, 2004 and 2003 consisted of the following:

	2004			2003
	Globalization	Testing	Total	Globalization	Testing	Total
Balance, beginning of the year	$27,169,000	$7,825,000	$34,994,000	$6,983,000	$8,159,000	$15,142,000
Goodwill acquired	—	—	—	20,385,000	—	20,385,000
Reversal of accruals on vacant premises	—	—	—	—	(334,000)	(334,000)
Reversal of other accruals	(78,000)	—	(78,000)	—	—	—
Goodwill adjustment from NOL utilization	—	—	—	(199,000)	—	(199,000)

Balance, end of the year	$27,091,000	$7,825,000	$34,916,000	$27,169,000	$7,825,000	$34,994,000

Included in “Other intangible assets, net” in the Company’s consolidated balance sheet are other intangible assets that are subject to amortization in accordance with SFAS 142. The following table summarizes other intangible assets as of December 31, 2004 and 2003, respectively:

	2004			2003
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
ILE installed customer base	1,800,000	1,800,000	—	1,800,000	1,710,000	90,000
Mentorix internally developed software	110,000	46,000	64,000	110,000	9,000	101,000

	$1,910,000	$1,846,000	$64,000	$1,910,000	$1,719,000	$191,000

Estimated annual amortization expense related to these intangible assets is $37,000 and $27,000 for the years ended December 31, 2005 and 2006, respectively.

6.    Debt:

Line of Credit

In December 2004, Lionbridge replaced its credit facility with Silicon Valley Bank (the “SVB Facility”), a commercial bank, originally entered into in June 2001 with a revolving credit facility with HSBC Bank USA and Wachovia Bank (the “HSBC-Wachovia Facility”). Under the SVB Facility, Lionbridge was able to borrow up to $15.0 million, based on the value of certain current assets worldwide. Borrowings outstanding under the SVB Facility were collateralized by the Company’s assets. In connection with the termination of the SVB Facility, unamortized deferred financing fees of $37,000 were accelerated and expensed at December 31, 2004. Under the HSBC-Wachovia Facility, Lionbridge is able to borrow up to $35.0 million (up to $15 million in non-US Dollars), limited by certain financial covenants. Borrowings outstanding under the HSBC-Wachovia Facility are collateralized by the domestic assets of the Company and its U.S. subsidiaries. In conjunction with the execution

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the HSBC-Wachovia Facility, Lionbridge paid the lenders a commitment fee of $87,500, which was recorded as a deferred financing cost and will be amortized as expense through December 23, 2007. The HSBC-Wachovia Facility bears interest at Prime, LIBOR or IBOR (at the discretion of the Company) plus an applicable margin based on certain financial covenants. Lionbridge would have elected an interest rate of 4.06% based on a 3-month LIBOR loan as of December 31, 2004 if there were any borrowings outstanding at that date. As of December 31, 2004, Lionbridge had no borrowings outstanding under the HSBC-Wachovia Facility, with borrowing capacity limited to $24.3 million by certain financial covenants.

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

In May 2002, terms of certain subordinated debt agreements with Capital Resource Lenders III, L.P. (“CRP”) were amended to extend the maturity date of the notes, having an aggregate principal balance of $5.0 million, to April 30, 2004. In conjunction with the amendment, Lionbridge issued warrants for the purchase of up to 400,000 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. One-quarter of the shares issuable under the warrants were vested at the time of issuance and the remaining shares vested ratably each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants, valued at $551,000 in the aggregate, were recorded as a deferred financing cost and were amortized as interest expense over the remaining term of the notes, resulting in interest expense of $161,000 and $184,000 for the years ended December 31, 2003 and 2002, respectively. An incremental $207,000 was recognized as accelerated deferred financing costs in August 2003 upon early repayment of this debt. In June 2003, the holders exercised these warrants to purchase a total of 249,427 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 169,135 shares at a fair market value of $5.25 per share. In August 2003, the holders exercised the remaining amount of shares issuable under these warrants to purchase an additional 37,355 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 29,004 shares at a fair market value of $7.56 per share.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional 50,612 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 40,489 shares at a fair market value of $8.45 per share.

In June 2001, Lionbridge entered into a subordinated debt agreement with CRP pursuant to which Lionbridge issued a 12% promissory note in the amount of $5.0 million and a warrant to purchase 900,000 shares of common stock at a price of $0.80 per share (the “2001 Warrant”). Under the terms of this agreement, if principal and accrued interest due under the note were not paid on October 31, 2001, the note would automatically convert into a new note with essentially identical terms but with a principal amount of $8.0 million. Lionbridge elected not to repay the principal and interest due under the note on October 31, 2001, and accordingly, as of that date, the note converted into a note in the principal amount of $8.0 million due on September 30, 2006, with interest payable quarterly in arrears at 12% per year. The $3.0 million discount on the new note was accreted through interest expense over the period from November 1, 2001 to July 31, 2003. The note was repaid in full in August 2003. Accretion of $356,000 and $610,000 was recorded for the years ended December 31, 2003 and 2002, respectively related to this debt discount. In June 2003, the holder exercised its warrant in full to purchase a total of 900,000 shares of common stock at an exercise price of $0.80 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 762,857 shares at a fair market value of $5.25 per share.

7.    Commitments and Contingencies:

Operating Lease Commitments

The Company leases certain equipment and office space under noncancelable agreements which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases at December 31, 2004 were as follows:

Year ending December 31,
2005	$5,255,000
2006	4,114,000
2007	2,199,000
2008	1,344,000
2009	857,000
Thereafter	10,588,000

$24,357,000

Lionbridge recorded total rental expense of $6.0 million, $5.5 million and $5.8 million in 2004, 2003 and 2002, respectively.

Guarantor Arrangements

When as part of an acquisition the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. In July 2002, the Company acquired all of the stock of eTesting Labs, Inc. and in September 2003, the Company acquired all of the stock of Mentorix. Since those dates, the Company has not received any claims for events that occurred prior to the acquisitions. While the provisions of the agreements are still in effect, the Company believes that the probability of receiving a claim at this point in connection with the acquisition of eTesting Labs, Inc. and Mentorix is unlikely at this point. Accordingly, the Company has no liabilities recorded for these guarantees as of December 31, 2004.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based upon Lionbridge’s historical experience, contractual limitations of liability applicable to such indemnities, and information known as of December 31, 2004, the Company believes its liability on the above guarantees and indemnities at December 31, 2004 is immaterial.

Contingencies

On or about July 24, 2001, a purported securities class action lawsuit captioned “Samet v. Lionbridge Technologies, Inc. et al.” (01-CV-6770) was filed in the United States District Court for the Southern District of New York ( the “Court”) against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering. The complaint in this action asserted, among other things, that Lionbridge’s initial public offering registration statement contained misstatements and/or omissions regarding the underwriters’ alleged conduct in allocating shares in Lionbridge’s initial public offering to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order dismissing without prejudice the claims against Lionbridge and its officers and directors (the case remained pending against the underwriter defendants). On April 19, 2002, the plaintiffs filed an amended complaint naming as defendants not only the underwriter defendants but also Lionbridge and certain of its officers and directors. The amended complaint asserts claims under both the registration and antifraud provisions of the federal securities laws relating to, among other allegations, the underwriters’ alleged conduct in allocating shares in the Company’s initial public offering and the disclosures contained in the Company’s registration statement. The Company understands that various plaintiffs have filed approximately 1,000 lawsuits making substantially similar allegations against approximately 300 other publicly traded companies in connection with the underwriting of their public offerings. On July 15, 2002, the Company together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. In October 2002, the claims against officers and directors were dismissed without prejudice. In February 2003, the Court issued its ruling on the motion to dismiss, ruling that the claims under the antifraud provisions of the securities laws could proceed against the Company and a majority of the other issuer defendants.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. On February 15, 2005, the court issued an order preliminarily approving the proposed settlement in all respects but one. The plaintiffs and the issuer defendants are in the process of assessing whether to proceed with the proposed settlement, as modified by the court. If the plaintiffs and the issuer defendants elect to proceed with the proposed settlement, as modified by the court, they will submit revised settlement documents to the court. The underwriter defendants may then have an opportunity to object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

8.    Stockholders’ Equity:

Private Placements of Common Stock

In August 2003, Lionbridge issued 12,340,000 shares of its common stock at $6.10 per share in a follow-on public offering for total consideration of $70.4 million, net of underwriting costs and other expenses.

Stock-Based Compensation

In February 2004, Lionbridge recorded deferred compensation of $510,000, representing the fair market value of 69,761 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse over eighteen months from the date of grant on each nine month anniversary date. In March 2004, Lionbridge recorded deferred compensation of $28,000, representing the fair market value of 3,000 shares of restricted common stock issued to an employee at that time. Restrictions on disposition lapse over two years from the date of grant on each anniversary date. In August 2004, Lionbridge recorded deferred compensation of $1.4 million, representing the fair market value of 171,887 restricted common stock units issued to the Company’s Chief Executive Officer. Restrictions on disposition lapse equally on the third, fourth and fifth anniversary of grant date.

In January 2002, Lionbridge recorded deferred compensation of $537,000, representing the fair market value of 298,500 shares of restricted common stock issued to certain employees at that time. These restricted shares vested after one and two years of continued employment with the Company. In September 2003,

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lionbridge recorded deferred compensation of $513,000, representing the fair market value of 66,000 shares of restricted common stock issued to certain employees at that time. In October 2003, the Company recorded deferred compensation of $812,000, representing the fair market value of 90,000 shares of restricted common stock issued to certain employees at that time. During the second quarter of 2004, upon the separation of an employee, deferred compensation of $423,000, representing the fair market value of 37,500 shares of restricted common stock originally issued to the employee in October 2003, was reversed. The restricted common stock issued in 2003 vests over four years from the date of grant on each anniversary date.

Lionbridge recorded deferred compensation of approximately $3.8 million in 1999, representing the difference between the exercise price of stock options granted to employees and the fair market value for accounting purposes of the underlying common stock at the date of the grant. This deferred compensation has been amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $2.7 million had been amortized and $1.1 million had been reversed due to forfeitures of the underlying options at December 31, 2004. The amortization of deferred compensation was recorded as an operating expense and totaled $106,000 and $488,000 for the years ended December 31, 2003 and 2002, respectively.

Total amortization of deferred compensation was $632,000, $421,000 and $753,000 in the years ended December 31, 2004, 2003 and 2002, respectively. In June 2002, additional stock-based compensation expense of $98,000 was recorded relating to the modification of previously granted stock options. Additionally, $423,000, $26,000 and $52,000 of deferred compensation has been reversed due to the forfeiture or cancellation of the underlying restricted stock or options for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Employee Stock Purchase Plan

Lionbridge’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The Purchase Plan allows for the issuance of 1,000,000 shares of Lionbridge’s common stock to eligible employees. Under the Purchase Plan, Lionbridge is authorized to make a series of offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering is equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower. The Company issued 60,200, 67,587 and 78,684 shares of common stock during 2004, 2003 and 2002, respectively, pursuant to the Purchase Plan at a weighted average price per share of $5.54, $2.57 and $1.31, respectively. There were 688,538 shares available for future issuance under the Purchase Plan at December 31, 2004.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

Lionbridge’s 1998 Stock Option Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares. At December 31, 2004 there were 1,940,229 options available for future grant under the Plan. Options to purchase common stock are granted at the discretion of the Board of Directors. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant.

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

Transactions involving all plans for the period from January 1, 2002 to December 31, 2004 are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2002	5,770,690	$5.06
Granted at fair value	1,621,025	1.78
Exercised	(130,347)	1.11
Canceled	(1,357,163)	8.63

Outstanding at December 31, 2002	5,904,205	3.44
Granted at fair value	1,506,200	7.77
Exercised	(1,040,873)	2.47
Canceled	(436,035)	4.65

Outstanding at December 31, 2003	5,933,497	4.62
Granted at fair value	620,250	7.42
Exercised	(527,985)	2.49
Canceled	(191,576)	6.21

Outstanding at December 31, 2004	5,834,186	5.06

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below shows options exercisable and the weighted average exercise price of options exercisable for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004	2003	2002
Options exercisable	3,352,594	2,491,666	2,513,968
Weighted average exercise price of options exercisable	$4.60	$4.45	$4.43

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.15	103,203	2.2 years	$0.15	103,203	$0.15
0.30	51,925	3.1 years	0.30	51,925	0.30
0.45	1,251	3.3 years	0.45	1,251	0.45
0.90-1.31	72,416	5.4 years	1.15	56,166	1.14
1.40-2.03	1,943,058	6.9 years	1.60	1,159,962	1.57
2.10-2.70	380,992	7.3 years	2.50	194,633	2.54
3.19-4.56	833,500	6.5 years	3.36	624,158	3.20
4.92-7.25	419,509	6.5 years	5.71	272,091	5.52
7.50-10.21	1,937,249	8.0 years	9.09	798,122	8.79
11.38-17.03	27,649	5.2 years	13.24	27,649	13.24
17.94-18.66	49,713	5.1 years	17.97	49,713	17.97
40.55-59.36	3,041	2.1 years	52.70	3,041	52.70
65.48-89.06	6,484	2.8 years	79.15	6,484	79.15
107.40-146.06	4,006	2.6 years	138.61	4,006	138.61
173.56-173.57	190	2.7 years	173.56	190	173.56

$0.15-$173.57	5,834,186	7.0 years	$5.06	3,352,594	$4.60

9. Income Taxes:

The components of the provision for (benefit from) income taxes are as follows for the years ended December 31:

	2004	2003	2002
Current:
State	$41,000	$—	$(35,000)
Federal	16,000	—	(392,000)
Foreign	454,000	334,000	266,000

Total current (benefit) provision	$511,000	$334,000	$(161,000)

Deferred:
Foreign	$—	$—	$99,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefit from the utilization of net operating loss carryforwards in Europe during the year ended December 31, 2002 was recorded as a reduction of goodwill of $99,000, rather than a tax benefit, since the deferred tax assets associated with these carryforwards had been fully reserved at the time of the original acquisition of the businesses in 1996. The Company’s benefit from income taxes for the year ended December 31, 2002 included a $392,000 benefit related to a U.S. Federal income tax refund available as a result of legislative changes in 2002.

The components of the income (loss) before income taxes were as follows for the years ended December 31:

	2004	2003	2002
United States	$(899,000)	$(2,245,000)	$(5,791,000)
Foreign	8,550,000	5,111,000	944,000

Income (loss) before income taxes	$7,651,000	$2,866,000	$(4,847,000)

The consolidated deferred tax assets (liabilities) of the Company were as follows at December 31:

	2004	2003
U.S. net operating loss carryforwards	$28,656,000	$29,153,000
Foreign net operating loss carryforwards	3,775,000	3,444,000
Difference in accounting for amortization and depreciation	2,108,000	2,338,000
Reserves and accruals	814,000	1,087,000
Tax credits carryforwards	826,000	826,000
Other	1,012,000	974,000
Valuation allowance	(37,191,000)	(37,822,000)

Net deferred tax assets	$—	$—

Management of Lionbridge has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered Lionbridge’s history of losses and concluded that, it is more likely than not, that Lionbridge will not generate sufficient future taxable income to benefit from these tax assets prior to their expiration. Accordingly, the deferred tax assets have been fully reserved. Management reevaluates the positive and negative evidence periodically.

At December 31, 2004, Lionbridge had net operating loss carryforwards for U.S. federal income tax purposes of $73.6 million that may be used to offset future taxable income, which begin to expire in 2012. Of this amount, $3.4 million relates to deductions from the exercise of stock options. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. The Company has federal research and development tax credits which may be used to offset future income tax of $148,000, which expire in 2019. Additionally, Lionbridge has net operating loss carryforwards in France of $4.8 million, which may be carried forward indefinitely; net operating loss carryforwards in Japan of $1.1 million, which begin to expire in 2005; net operating loss carryforwards in Canada of $1.9 million, which begin to expire in 2007; net operating loss carryforwards in Brazil of $440,000, which may be carried forward indefinitely; net operating losses of $641,000 in Ireland, which may be carried forward indefinitely; and net operating loss carryforwards in the Netherlands of $2.0 million, which may be carried forward indefinitely.

At December 31, 2004, unrepatriated earnings of non-U.S. subsidiaries totaled $14.3 million. No provision for U.S. income and foreign withholding taxes has been made for substantially all unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount would be principally offset by foreign tax credits. The determination of the withholding taxes that would be payable upon remittance of these earnings and the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

The American Jobs Creation Act, passed in October 2004, contains a provision beneficial to US-based multinationals regarding the repatriation of foreign earnings. While Lionbridge considers its foreign earnings to be reinvested indefinitely, Lionbridge is reviewing the impact of the Act to evaluate the benefits of repatriating that may be available to it. Lionbridge will continue to evaluate whether to take advantage of this opportunity as more guidance is made available from the Internal Revenue Service.

Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

10.    Merger, Restructuring and Other Charges:

Lionbridge recorded restructuring and other charges of $2.3 million in the year ended December 31, 2004. Of the $2.3 million, $1.9 million related primarily to a restructuring plan initiated in the third quarter of 2003, in conjunction with the acquisition and integration of Mentorix and included $726,000 for anticipated losses recorded on vacated facilities, $146,000 for the impairment of long-lived assets, and $982,000 for workforce reductions in the U.S., Brazil, France, Ireland, Germany, the Netherlands and China, consisting of fifty-nine technical, twelve administrative, and four sales staff. This restructuring plan was completed during the second quarter of 2004. Since inception of this restructuring plan, and including charges recorded in 2003, Lionbridge has recorded $2.8 million in the aggregate of related restructuring and other charges.

During the fourth quarter of 2004, the Company recorded $459,000 of restructuring and other charges for workforce reductions in Ireland, France and the U.S., consisting of five technical and four administrative staff.

Of the $2.3 million of restructuring and other charges recorded in the year ended December 31, 2004, $1.5 million relates to the Company’s Globalization reporting segment, $574,000 to the Testing segment and $240,000 to Corporate and Other. Of the $1.7 million of cash payments in 2004, $1.2 million and $375,000 related to the Globalization and Testing segments, respectively, and $121,000 was incurred in Corporate and Other.

Restructuring charges of $943,000 were recorded in the year ended December 31, 2003. These charges relate to costs associated with workforce reductions in the United States, France, Ireland, Japan and China, consisting of twenty-five technical staff, one sales and marketing staff member and eight administrative staff. Of the $943,000 of restructuring and other charges recorded in the year ended December 31, 2003, $906,000 relates to the Company’s Globalization reporting segment and $37,000 to the Testing segment.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the reserve activity, excluding long-lived asset impairments, for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004	2003	2002
Balance, beginning of the year	$361,000	$871,000	$2,442,000
Employee severance:
Merger and restructuring charges recorded	1,441,000	943,000	—
Revisions of estimated liabilities	(45,000)	(14,000)	—
Reclassification of an accrual balance	—	(68,000)	—
Reserves recorded on business combinations	—	—	103,000
Cash payments	(1,321,000)	(610,000)	(382,000)

	75,000	251,000	(279,000)

Vacated facility/lease termination:
Merger and restructuring charges recorded	726,000	—	—
Revisions of estimated liabilities	—	(284,000)	—
Reserves recorded on business combinations	—	—	40,000
Cash payments	(378,000)	(477,000)	(1,332,000)

	348,000	(761,000)	(1,292,000)

Balance, end of the year	$784,000	$361,000	$871,000

Lionbridge recorded $45,000 in revisions of estimated liabilities in the year ended December 31, 2004 which related to employee severance and related items, due to the reversal of excess accruals for employee termination costs previously estimated and recorded as part of its restructuring plan related to the acquisition and integration of Mentorix.

Lionbridge recorded $14,000 in revisions of estimated liabilities in the year ended December 31, 2003 which related to employee severance and related items, due to the reversal of excess accruals for employee termination costs previously estimated and recorded in connection with its May 2000 acquisition of INTL.com and July 2002 acquisition of eTesting Labs. These accruals had been initially recorded in accordance with Emerging Issues Task Force Abstract 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination (“EITF 95-3”), and related literature.

Lionbridge also recorded $284,000 in revisions of lease termination costs and other charges in the year ended December 31, 2003, resulting from the renegotiation and termination of leases for vacated facilities in the United States obtained in connection with the Data Dimensions and eTesting Labs acquisitions in June 2001 and July 2002, respectively. Lionbridge had originally established these reserves in accordance with EITF 95-3. The resulting credit from these revisions was recorded as a reduction to goodwill previously recognized. The reserves initially established in connection with the acquisition of Data Dimensions were based on the Company’s expectations of future lease costs on vacant facilities, adjusted for sub-lease income. In May 2003, after the premises had been vacant for twenty-three months, the Company was able to negotiate an early termination of one of the lease arrangements such that future lease costs were less than originally anticipated. The reserve initially established in connection with the acquisition of eTesting Labs was based on the Company’s expectations of future lease costs for a vacant facility, as well as other facility exit costs. The Company was able to exit and turn over the property sooner and under more favorable terms than initially anticipated. These favorable negotiations and events had not been anticipated by the Company at the time the original reserves were recorded, and resulted in the revisions of estimated liabilities recorded.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, the consolidated balance sheet includes accruals totaling $784,000 primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $655,000 of this will be fully utilized in 2005. The remaining $129,000 relates to lease obligations on unused facilities expiring through 2007 and is included in long-term liabilities.

11.    Employee Benefit Plans:

Lionbridge maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees may participate in the 401(k) plan subject to certain eligibility requirements. Under the 401(k) plan, a participant may contribute a maximum of 15% of his or her pre-tax salary, commissions and bonuses through payroll deductions (up to the statutorily prescribed annual limit, or $13,000 in 2004) to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the Board of Directors, Lionbridge may make discretionary profit-sharing contributions into the 401(k) plan for all eligible employees. For the years ended December 31, 2004, 2003 and 2002, discretionary contributions totaled $258,000, $239,000, and $260,000, respectively. In addition, as of December 31, 2004, the Company maintained defined benefit pension plans for employees in the Netherlands and France, a defined contribution plan for employees in France, Germany, Ireland, the United Kingdom, and India, and a benefit retirement plan in Japan resulting in contributions charged to operations of $1.4 million, $845,000 and $887,000 in 2004, 2003 and 2002, respectively. In total, Lionbridge’s consolidated results of operations include employee benefit contribution charges of $1.7 million, $1.1 million and $1.1 million for the years ended December 31, 2004, 2003 and 2002.

The Company has not provided the disclosures required under SFAS No. 87, “Employers’ Accounting for Pensions”, for the defined benefit pension plans as the amounts involved are immaterial to the years presented.

12.    Operating Segments and Geographical Information:

Lionbridge has determined that its operating segments are those that are based on its method of internal reporting, which separately presents its business by the geographic site in which services are performed. Lionbridge has combined those segments, which meet the aggregation criteria of SFAS No. 131, in determining its reportable segments. The Company is organized into two reportable operating segments: Globalization and Testing.

The Globalization segment provides product localization and content globalization services that enable simultaneous worldwide release and ongoing maintenance of products and related technical support, training materials, and sales and marketing information in multiple languages. Globalization also includes application and content development services. The Testing segment provides comprehensive testing of software, hardware and Web sites, as well as product certification programs. All other unallocated enterprise costs, including a $2.1 million charge recorded during the third quarter of 2003 for the accelerated recognition of discount and deferred financing costs associated with the early repayment of debt, are reflected in the “Corporate and Other” category.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents information about the reported net income (loss) of the Company for the years ended December 31, 2004, 2003 and 2002. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Globalization	Testing	Corporate and Other	Total
2004
External revenue	$118,612,000	$35,489,000	$—	$154,101,000
Cost of revenue (exclusive of depreciation and amortization)	74,852,000	20,935,000	—	95,787,000
Depreciation and amortization	1,383,000	1,384,000	288,000	3,055,000
Other operating expenses	23,180,000	9,165,000	—	32,345,000

Segment contribution	19,197,000	4,005,000	(288,000)	22,914,000
Interest income (expense), income tax expense and other unallocated items	—	—	(15,774,000)	(15,774,000)

Net income (loss)	19,197,000	4,005,000	(16,062,000)	7,140,000

2003
External revenue	$102,358,000	$39,348,000	$—	$141,706,000
Cost of revenue (exclusive of depreciation and amortization)	66,260,000	19,599,000	—	85,859,000
Depreciation and amortization	1,256,000	1,839,000	673,000	3,768,000
Other operating expenses	22,472,000	8,779,000	—	31,251,000

Segment contribution	12,370,000	9,131,000	(673,000)	20,828,000
Interest income (expense), income tax expense and other unallocated items	—	—	(18,296,000)	(18,296,000)

Net income (loss)	12,370,000	9,131,000	(18,969,000)	2,532,000

2002
External revenue	$91,257,000	$27,062,000	$—	$118,319,000
Cost of revenue (exclusive of depreciation and amortization)	56,369,000	14,903,000	—	71,272,000
Depreciation and amortization	1,083,000	1,766,000	706,000	3,555,000
Other operating expenses	23,619,000	11,250,000	—	34,869,000

Segment contribution	10,186,000	(857,000)	(706,000)	8,623,000
Interest income (expense), income tax benefit and other unallocated items	—	—	(13,408,000)	(13,408,000)

Net income (loss)	$10,186,000	$(857,000)	$(14,114,000)	$(4,785,000)

In 2004, HP and Microsoft accounted for $26.9 million, or 17%, and $25.7 million, or 17%, respectively, of total revenue. In 2003, HP and Microsoft accounted for approximately $27.2 million, or 19%, and $23.4 million, or 17%, of total revenue, respectively. In 2002, HP accounted for $24.5 million, or 21%, of total revenue. No other client individually accounted for more than 10% of revenue in 2004, 2003 or 2002. Revenue from these customers is included in the revenue of both the Globalization and Testing segments.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of Lionbridge’s revenue and long-lived assets by geographical region is as follows:

	Year Ended December 31,
	2004	2003	2002
Revenue:
United States	$70,256,000	$68,317,000	$61,377,000
Ireland	42,266,000	45,575,000	32,853,000
India	19,237,000	4,749,000	—
France	14,415,000	12,762,000	12,401,000
The Netherlands	7,330,000	6,770,000	8,208,000
Germany	5,395,000	5,910,000	5,505,000
China	5,245,000	4,931,000	3,631,000
Japan	3,551,000	4,008,000	3,050,000
Korea	2,192,000	1,870,000	1,055,000
Other	476,000	906,000	601,000
Eliminations	(16,262,000)	(14,092,000)	(10,362,000)

	$154,101,000	$141,706,000	$118,319,000

Foreign revenue is presented based on the country in which projects are managed.

	December 31,
	2004	2003	2002
Long-lived assets:
United States	$1,636,000	$2,148,000	$3,885,000
India	825,000	1,375,000	—
Asia	456,000	545,000	539,000
Ireland	372,000	871,000	855,000
France	269,000	385,000	450,000
Other	133,000	197,000	55,000

	$3,691,000	$5,521,000	$5,784,000

Lionbridge has agreements with the Irish Industrial Development Agency regarding financial grants to its Irish subsidiaries. Under the agreements, the Irish subsidiaries may not pay dividends or otherwise distribute cash from certain reserves, including any distributions to Lionbridge.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2004	2003	2002
Interest paid		$2,784,000	$3,001,000

Income taxes paid, net	$268,000	$547,000	$255,000

Noncash investing and financing activities:
Fair value of warrants issued for common stock in connection with debt			$598,000

Additions to capital lease obligations for fixed asset purchases		$278,000	$202,000

Non-monetary exchange of trade accounts receivable for equipment			$122,000

Lionbridge acquired Mentorix in 2003. In conjunction with the purchase, liabilities were assumed as follows:
Fair value of assets acquired and goodwill		$31,205,000
Cash paid for assets acquired		(28,662,000)

Liabilities assumed		$2,543,000

Lionbridge acquired eTesting Labs in 2002. In conjunction with the purchase, liabilities were assumed as follows:
Fair value of assets acquired and goodwill			$3,879,000
Outstanding payable to Ziff Davis Media			(65,000)
Cash paid for assets acquired			(2,167,000)

Liabilities assumed			$1,647,000

14.    Valuation and Qualifying Accounts:

The following table sets forth activity in Lionbridge’s accounts receivable reserve:

Year Ended:	Balance at Beginning of Year	Charges to Operations	(Deductions)/ Recoveries	Acquired	Balance at End of Year
December 31, 2002	$932,000	$(229,000)	$(278,000)	$—	$425,000
December 31, 2003	425,000	40,000	85,000	41,000	591,000
December 31, 2004	591,000	87,000	(314,000)	—	364,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Net Income (Loss) per Share:

Shares used in calculating basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, respectively, are as follows:

	2004	2003	2002
Weighted average number of shares of common stock outstanding—basic	46,548,000	37,406,000	31,632,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	2,813,000	3,145,000	—

Weighted average number of shares of common stock outstanding—diluted	49,361,000	40,551,000	31,632,000

Options, unvested restricted stock and warrants outstanding to purchase 2,080,461, 1,827,771 and 6,683,167 shares of common stock for the years ended December 31, 2004, 2003 and 2002, respectively, were not included in the calculations of diluted net income (loss) per share, as their effect would be anti-dilutive.

16.    Subsequent Event:

On February 10, 2005, Lionbridge filed a shelf registration statement on Form S-3 (No. 333 - 122698) with the Securities and Exchange Commission. When declared effective by the SEC, the registration statement will permit Lionbridge to issue from time to time, up to an aggregate of $130 million of common stock. The net proceeds of any sale of common stock by Lionbridge may be used for general corporate purposes, including strategic acquisitions or investments.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February	28, 2005

LIONBRIDGE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ STEPHEN J. LIFSHATZ
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

Name	Title	Date

/s/ RORY J. COWAN Rory J. Cowan	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 28, 2005

/s/ STEPHEN J. LIFSHATZ Stephen J. Lifshatz	Senior Vice President, Chief Financial Officer, and Assistant Secretary (Principal Financial and Accounting Officer)	February 28, 2005

/s/ GUY L. DE CHAZAL Guy L. de Chazal	Director	February 28, 2005

/s/ CLAUDE P. SHEER Claude P. Sheer	Director	February 28, 2005

/s/ PAUL KAVANAGH Paul Kavanagh	Director	February 28, 2005

/s/ EDWARD A. BLECHSCHMIDT Edward A. Blechschmidt	Director	February 28, 2005

/s/ JEFFREY H. GOODMAN Jeffrey H. Goodman	Director	February 28, 2005

S-1

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2004

Exhibit No.	Exhibit

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Form of Amended and Restated By-laws of Lionbridge (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	Employee Stock Purchase Plan, as amended on April 7, 2003 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2003 and incorporated by reference herein).

10.2**	1998 Stock Plan, as amended and restated (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2004 and incorporated herein by reference).

10.3**	Form of Restricted Stock Agreement between the Company and certain employees dated as of January 2, 2002 (filed as Exhibit 10.3 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.4**	Form of Restricted Stock Agreement under the 1998 Stock Plan (filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.5**	Employment Agreement dated as of December 23, 1996 between Lionbridge Technologies, Inc. and Rory J. Cowan (filed as Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.6*,**	Employment Agreement dated as of November 1, 2004 between Lionbridge Technologies, Inc. and Myriam Martin-Kail.

10.7**	Employment Agreement dated as of February 11, 1997 between Lionbridge Technologies, Inc. and Stephen J. Lifshatz (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.8**	Form of Non-Competition Agreement as entered into between Lionbridge and each of Rory J. Cowan and Stephen J. Lifshatz, (filed as Exhibit 10.41 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.9	Senior Subordinated Note Purchase Agreement by and among Lionbridge, Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of March 9, 1999 (filed as Exhibit 10.44 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.10	Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of March 9, 1999 (filed as Exhibit 10.45 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.11	First Amended and Restated Senior Subordinated Note Purchase Agreement by and between Lionbridge and Capital Resource Lenders III, L.P. dated as of February 26, 1999 (filed as Exhibit 10.46 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

Exhibit No.	Exhibit

10.12	Senior Subordinated Note Purchase Agreement by and between Lionbridge Technologies Holdings B.V. and Capital Resource Lenders III, L.P. dated as of February 26, 1999 (filed as Exhibit 10.47 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.13	Form of Senior Subordinated Promissory Notes issued pursuant to Senior Subordinated Note Purchase Agreements (filed as Exhibit 10.48 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.14	Letter Agreements amending each of the Senior Subordinated Note Purchase Agreements (filed as Exhibit 10.49 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.15**	Harvard Translations, Inc. 1997 Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.16**	IC Global Services, Inc. 1998 Stock Plan (Amended and Restated April 6, 1999) (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.17**	International Language Engineering Corporation Amended and Restated 1997 Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.18	Letter Agreement by and between Capital Resource Lenders III, L.P., Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors II Annex, L.P. and Lionbridge Technologies, Inc. dated March 27, 2001 (filed as Exhibit 10.70 to the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-26933) and incorporated herein by reference).

10.19	Letter Agreement by and between Capital Resource Lenders III, L.P., Morgan Stanley Venture Capital Fund II Annex, L.P., Morgan Stanley Venture Investors II Annex, L.P. and Lionbridge Technologies Holdings, B.V. dated March 27, 2001 (filed as Exhibit 10.71 to the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-26933) and incorporated herein by reference).

10.20	Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 8, 2001 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

10.21	Amendment No. 1 to Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 16, 2001 (filed as Exhibit 2.2 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

10.22	Loan and Security Agreement between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc. and Silicon Valley Bank dated as of June 28, 2001 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.23	Loan Agreement between Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank dated as of June 28, 2001 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.24	Guarantee between Lionbridge Technologies, Inc. and Silicon Valley bank dated as of June 28, 2001 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

Exhibit No.	Exhibit

10.25	Warrant to Purchase Stock of Lionbridge dated as of June 28, 2001 issued to Silicon Valley Bank (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.26	Note and Warrant Purchase Agreement between Lionbridge Technologies, Inc. and Capital Resource Partners IV, L.P. dated as of June 29, 2001 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.27	Promissory note between Lionbridge Technologies, Inc. and Capital Resource Partners IV, L.P. dated as of October 31, 2001 (filed as Exhibit 10.36 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.28	Warrant to Purchase Stock of Lionbridge dated as of June 29, 2001 issued to Capital Resource Partners IV, L.P. (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.29	Guarantee between each of the direct or indirect subsidiaries of Lionbridge Technologies, Inc. in favor of Capital Resource Partners IV, L.P. dated as of June 29, 2001 (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.30	Loan Document Modification Agreement between INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc., Lionbridge Technologies California, Inc., Data Dimensions, Inc., and Silicon Valley Bank dated as of September 24, 2001 (field as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.31**	Data Dimensions, Inc. 1988 Incentive Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.32**	Data Dimensions, Inc. 1997 Stock Option Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.33**	ST Labs Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.34	Amendment to First Amended and Restated Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings, Inc., Capital Resource Lenders III, L.P. and Capital Resource Investment Partners III, L.L.C. dated as of December 31, 2001 (filed as Exhibit 10.48 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2001 and incorporated by reference herein).

10.35	Amendment to First Amended and Restated Senior Subordinated Note Purchase Agreement by and among Lionbridge Technologies Holdings B.V., Capital Resource Lenders III, L.P. and Capital Resource Investment Partners III, L.L.C. dated as of December 31, 2001 (filed as Exhibit 10.49 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2001 and incorporated by reference herein).

10.36	Amendment to Note Agreement among Lionbridge Technologies Holdings, B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2003 and incorporated by reference herein).

Exhibit No.	Exhibit

10.37	Amendment to Senior Subordinated Promissory Note between Lionbridge Technologies Holdings B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of December 31, 2001 (filed as Exhibit 10.50 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2001 and incorporated by reference herein

10.38	Amendment to Note Agreement among Lionbridge Technologies Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003 (filed as Exhibit 10.3 to the quarterly report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2003 and incorporated by reference herein).

10.39	Amendment to Senior Subordinated Promissory Note among Lionbridge Technologies Holdings, Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of December 31, 2001 (filed as Exhibit 10.51 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2001 and incorporated by reference herein).

10.40	Loan Document Modification Agreement (No. 2) dated as of April 29, 2002 by and among Silicon Valley Bank, INT’L.com, Inc., International Language Engineering Corporation, Harvard Translations, Inc, Lionbridge Technologies California, Inc. and Data Dimensions, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002 and incorporated by reference herein).

10.41	Guarantee Modification Agreement (No. 1) dated as of April 29, 2002 by and between Lionbridge Technologies, Inc. and Silicon Valley Bank (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002 and incorporated by reference herein).

10.42	Loan Document Modification Agreement (No. 1) dated as of April 29, 2002 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002 and incorporated by reference herein).

10.43	Allonge dated as of April 29, 2002 by and between Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 30, 2002 an incorporated by reference herein).

10.44	Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.45	Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.46	Common Stock Purchase Warrant issued to Capital Resource Lenders III, L.P. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.47	Common Stock Purchase Warrant issued to CRP Investment Partners III, L.P. (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

Exhibit No.	Exhibit

10.48	Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P dated as of August 1, 2002 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.49	Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P dated as of August 1, 2002 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.50	Common Stock Purchase Warrant issued to Morgan Stanley Venture Capital Fund II Annex, L.P. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.51	Common Stock Purchase Warrant issued to Morgan Stanley Venture Investors Annex, L.P. (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.52	Bank Modification Agreement No. 3 between Silicon Valley Bank, INT’L.com, Inc., International Language Engineering, Inc., eTesting Labs, Inc., Harvard Translations, Inc., Data Dimensions, Inc. and Lionbridge Technologies, Inc. dated as of September 20, 2002 (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002 and incorporated by reference herein).

10.53	Consent of Lionbridge Technologies, Inc. to guarantee the obligations of eTesting Labs, Inc. under the Bank Modification Agreement No. 3 between Silicon Valley Bank, INT’L.com, Inc., International Language Engineering, Inc., eTesting Labs, Inc., Harvard Translations, Inc., Data Dimensions, Inc. and Lionbridge Technologies, Inc. dated as of September 20, 2002 (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002 and incorporated by reference herein).

10.54	Amended and Restated Promissory Note in the principal amount of $10,000,000 issued to Silicon Valley Bank on September 20, 2002 (filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2002 and incorporated by reference herein).

10.55	Lease agreement dated as of December 8, 2003 between VeriTest Inc. and Imation Corp. Developers (filed as Exhibit 10.69 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2003 and incorporated by reference herein).

10.56	Loan Modification Agreement (No. 2) dated as of March 28, 2003 by and among Lionbridge Technologies Holdings B.V., Lionbridge Technologies B.V., Lionbridge Technologies Ireland and Silicon Valley Bank (filed as Exhibit 10.73 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2002 and incorporated by reference herein).

10.57	Loan Modification Agreement (No. 4) dated as of March 28, 2003 by and among Lionbridge US, Inc., VeriTest, Inc., and Silicon Valley Bank (filed as Exhibit 10.74 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2002 and incorporated by reference herein).

10.58	Registration Rights Agreement among Lionbridge Technologies, Inc. and the Investors named therein, dated as of April 29, 2003 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-269333) for the quarter ended March 31, 2003 and incorporated by reference herein).

10.59	Registration Rights Agreement among Lionbridge Technologies, Inc. and the Investors named therein, dated as of June 6, 2003 (filed as Exhibit 99.1 to the Registration Statement on Form S-3 (File No. 333-106309) and incorporated by reference herein).

Exhibit No.	Exhibit

10.60	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2003 and incorporated by reference herein).

10.61**	Change of Control Plan dated as of July 14, 2003 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended June 30, 2003 and incorporated by reference herein).

10.62**	Form of Change of Control Agreement dated as of July 14, 2003 for Messrs. Cowan, Lifshatz and Maripuri and Ms. Shannon (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended June 30, 2003 and incorporated by reference herein).

10.63	Agreement and Plan of Reorganization among Lionbridge, Mountain Acquisition Corp., Mentorix Technologies, Inc. and the shareholders of Mentorix Technologies, Inc. dated as of September 9, 2003 (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2003 and incorporated herein by reference).

10.64	Amendment to the Senior Subordinated Promissory Note among Lionbridge Technologies Holdings B.V., Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003 (filed as Exhibit 10.1 to the Registration Statement on Form S-3/A (File No. 000-269333) and incorporated by reference herein).

10.65	Amendment to the Senior Subordinated Promissory Note among Lionbridge Technologies, Inc. and Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. dated as of July 29, 2003 (filed as Exhibit 10.1 to the Registration Statement on Form S-3/A (File No. 000-269333) and incorporated by reference herein).

10.66*,**	Non-competition Agreement between the Company and Satish Maripuri dated March 1, 2004.

10.67**	Non-competition Agreement between the Company and Henri Broekmate dated March 24, 2004 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2004 and incorporated by reference herein).

10.68	Sublease agreement dated as of January 31, 2004 between Lionbridge Technologies, Inc. and IDS Scheer Process Implementation Consulting Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2004 and incorporated by reference herein).

10.69	Amendment to Lease Agreement dated as of March 9, 2004 between Lionbridge Technologies, Inc. and Airprath wireless Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended June 30, 2004 and incorporated by reference herein).

10.70	Sublease agreement dated as of April 14, 2004 between Lionbridge Technologies, Inc. and IDS Scheer Process Implementation Consulting Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2004 and incorporated by reference herein).

10.71**	Form of Restricted Stock Units Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2004 and incorporated herein by reference).

10.72*	Loan Agreement dated as of December 23, 2004 among Lionbridge Technologies, Inc., Lionbridge US Inc., VeriTest Inc., Mentorix Technologies, Inc., Lionbridge Technologies Holdings B.V., Lionbridge Technologies Ireland, HSBC Bank USA, National Association and Wachovia Bank, National Association 2003 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2004 and incorporated herein by reference).

Exhibit No.	Exhibit

10.73*	Continuing Domestic Guaranty Agreement dated as of December 23, 2004, by Lionbridge Technologies, Inc., Lionbridge US Inc., VeriTest Inc., Mentorix Technologies, Inc. and each Joinder Party thereto in favor of Wachovia Bank, National Association and HSBC Bank USA, National Association.

10.74*	Security Agreement dated as of December 23, 2004, among Lionbridge Technologies, Inc., Mentorix Technologies, Inc., VeriTest Inc. and each Joinder Party thereto in favor of Wachovia Bank, National Association and HSBC Bank USA, National Association.

10.75*	Form of Domestic Revolving Credit Note

10.76*	Form of Foreign Revolving Credit Note

14	Lionbridge Technologies, Inc. Code of Conduct (filed as Exhibit 14 to the quarterly report on Form 10-Q (file No. 000-269333) for the quarter ended September 30, 2003 and incorporated by reference herein).

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).