Form 10-Q
period 2005-03-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2005-05-09
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 29, 2005 was 47,599,082.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,293	$38,450
Short-term investments	11,000	4,000
Restricted cash	89	114
Accounts receivable, net of allowance of $421 and $364 at March 31, 2005 and December 31, 2004, respectively	24,352	21,065
Work in process	10,935	9,199
Other current assets	2,454	1,889

Total current assets	74,123	74,717
Property and equipment, net	2,983	2,685
Goodwill	34,916	34,916
Other intangible assets, net	55	64
Other assets	1,100	1,006

Total assets	$113,177	$113,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,323	$6,322
Accrued compensation and benefits	4,901	5,415
Accrued outsourcing	4,452	3,575
Accrued merger and restructuring	425	655
Other accrued expenses	4,514	5,362
Deferred revenue	3,047	3,263
Other current liabilities	108	164

Total current liabilities	24,770	24,756

Long-term liabilities	1,090	1,166
Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 47,554,382 and 46,924,701 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	476	470
Additional paid-in capital	187,765	184,464
Accumulated deficit	(99,106)	(98,889)
Deferred compensation	(4,925)	(2,089)
Accumulated other comprehensive income	3,107	3,510

Total stockholders’ equity	87,317	87,466

Total liabilities and stockholders’ equity	$113,177	$113,388

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenue	$38,820	$39,865
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	26,035	24,571
Sales and marketing	3,813	3,584
General and administrative	7,715	8,150
Research and development	144	125
Depreciation and amortization	659	865
Amortization of acquisition-related intangible assets	9	99
Merger, restructuring and other charges	449	1,613
Stock-based compensation	316	119

Total operating expenses	39,140	39,126

Income (loss) from operations	(320)	739

Interest income	180	85
Other expense, net	62	38

Income (loss) before income taxes	(202)	786
Provision for income taxes	15	93

Net income (loss)	$(217)	$693

Net income (loss) per share of common stock:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01
Weighted average number of common shares outstanding:
Basic	46,950	46,365
Diluted	46,950	48,714

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(217)	$693
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	316	119
Non-cash merger, restructuring and other charges	—	119
Depreciation and amortization	668	964
Provision for doubtful accounts	150	11
Other	22	2
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,804)	2,204
Work in process	(1,984)	(2,883)
Other current assets	(583)	111
Other assets	(101)	192
Accounts payable	1,801	(1,312)
Accrued compensation and benefits	(408)	1,364
Accrued outsourcing	997	932
Accrued merger and restructuring	(207)	895
Other accrued expenses	(836)	(879)
Deferred revenue	(183)	(1,173)

Net cash provided by (used in) operating activities	(4,369)	1,359

Cash flows from investing activities:
Purchases of property and equipment	(530)	(248)
Proceeds from sale of property and equipment	—	46
Payments for businesses acquired, net of cash acquired	(837)	—
Purchases of short-term investments	(32,150)	—
Sales of short-term investments	25,150	—

Net cash used in investing activities	(8,367)	(202)

Cash flows from financing activities:
Proceeds from issuance of common stock under option and employee stock purchase plans	156	402
Payments of capital lease obligations	(63)	(52)

Net cash provided by financing activities	93	350

Net increase (decrease) in cash and cash equivalents	(12,643)	1,507

Effects of exchange rate changes on cash and cash equivalents	(514)	(195)
Cash and cash equivalents at beginning of period	38,450	29,496

Cash and cash equivalents at end of period	$25,293	$30,808

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three Months Ended March 31,
	2005	2004
Net income (loss), as reported	$(217,000)	$693,000
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	316,000	119,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,224,000)	(1,617,000)

Pro forma net loss	$(1,125,000)	$(805,000)

Net income (loss) per share:
Basic, as reported	$0.00	$0.01
Basic, pro forma	$(0.02)	$(0.02)
Net income (loss) per share:
Diluted, as reported	$0.00	$0.01
Diluted, pro forma	$(0.02)	$(0.02)

2. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	March 31, 2005	December 31, 2004
Computer software and equipment	$19,131,000	$18,705,000
Furniture and office equipment	3,571,000	3,633,000
Leasehold improvements	2,110,000	2,150,000

	24,812,000	24,488,000
Less: Accumulated depreciation and amortization	(21,829,000)	(21,803,000)

	$2,983,000	$2,685,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. BUSINESS ACQUISITION

On February 1, 2005, Lionbridge acquired all of the capital stock of Logoport Software GmbH. Total purchase consideration included a cash payment of $750,000 made at closing and an additional $87,000 of acquisition costs. The purchase agreement provides for certain contingent payments totaling $550,000 to be made by Lionbridge over a two-year period, dependent on the continued employment of the former owner of Logoport Software GmbH, who as a Lionbridge employee, will continue to develop the acquired technology for Lionbridge’s internal use. The total purchase price was allocated to acquired technology and is being amortized over a seven-year life. The Company has recorded no goodwill as a result of this acquisition. The initial purchase price allocation is preliminary and subject to adjustment until the valuation of the acquired assets is finalized. It is anticipated that the future payments will also be capitalized as a fixed asset and amortized over a seven-year life as such amounts would be considered compensation payable to the former owner for the continued development of the Company’s internal use software.

4. DEBT

Line of Credit

In December 2004, Lionbridge entered into a line of credit agreement with a commercial bank. Under the terms of the agreement, Lionbridge is able to borrow up to $35.0 million (including up to $15 million in certain other currencies), limited by certain financial covenants. As of March 31, 2005 and December 31, 2004, Lionbridge had no borrowings outstanding under the agreement, with borrowing capacity limited by certain financial covenants to $14.2 million and $24.3 million, respectively. Borrowings outstanding under the agreement are collateralized by the domestic assets of the Company and its U.S. subsidiaries. The agreement bears interest at Prime, LIBOR or IBOR (at the discretion of the Company) plus an applicable margin based on certain financial covenants. Lionbridge would have elected an interest rate of 4.6% based on a 3-month LIBOR loan as of March 31, 2005 if there were any borrowings outstanding at that date.

5. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

On March 11, 2005, the Company recorded deferred compensation of $427,000, representing the fair market value of 75,019 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse ratably over eighteen months from the date of grant on each nine month anniversary date. On February 16, 2005, the Company recorded deferred compensation of $2.8 million, representing the fair market value of 475,231 shares of restricted common stock issued to certain employees at that time. Of the 475,231 restricted common stock issued in February 2005, restrictions on disposition lapse from the date of grant on each anniversary date as follows: 71,731 shares over two years, 171,500 shares over three years and 232,000 shares over four years, respectively.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total amortization of deferred compensation related to these awards was $316,000 and $119,000 for the three-month periods ended March 31, 2005 and 2004, respectively.

6. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net income (loss) and the net change in foreign currency translation adjustment, which is the only component of accumulated other comprehensive income. Total comprehensive loss was $620,000 for the three- month period ended March 31, 2005 and total comprehensive income was $321,000 for the three-month period ended March 31, 2004.

7. NET INCOME (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. For the purpose of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options, unvested restricted stock and warrants, as determined using the treasury stock method.

Shares used in calculating basic and diluted earnings per share for the three-month periods ended March 31, 2005 and 2004, respectively, are as follows:

	Three Months Ended March 31,
	2005	2004
Weighted average number of shares of common stock outstanding—basic	46,950,000	46,365,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	—	2,349,000

Weighted average number of shares of common stock outstanding—diluted	46,950,000	48,714,000

Options, unvested restricted stock and warrants to purchase 6,617,718 and 1,375,234 shares of common stock for the three-month periods ended March 31, 2005 and 2004, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

8. MERGER, RESTRUCTURING AND OTHER CHARGES

During the three-month period ended March 31, 2005, Lionbridge recorded $449,000 of restructuring charges for workforce reductions in France and the U.S., consisting of thirty-one technical and two sales staff. Of this amount, $382,000 relates to the Company’s Globalization segment and $67,000 to the Testing segment. Of the $696,000 of cash payments during the three-month period ended March 31, 2005, $523,000 and $157,000 related to the Globalization and Testing segments, respectively, and $16,000 related to Corporate and Other.

During the three-month period ended March 31, 2004, Lionbridge recorded restructuring and other charges of $1.6 million primarily related to the integration of its India operation. The $1.6 million of restructuring and other charges included $708,000 for losses recorded on vacated facilities, $119,000 impairment of long-lived assets, and $786,000 for workforce reductions in the U.S., France, Ireland, Germany and China, consisting of forty-one technical, five administrative, and four sales staff. This restructuring plan was completed during the second quarter of 2004. Since inception of this restructuring plan, and including charges recorded in 2003, Lionbridge has recorded $2.8 million in the aggregate of related restructuring and other charges. Of the $1.6 million of restructuring and other charges recorded in the three months ended March 31, 2004, $873,000 and $502,000 related to the Company’s Globalization and Testing segments, respectively, and $238,000 related to Corporate and Other. Of the $739,000 of cash payments during the three- month period ended March 31, 2004, $641,000 and $63,000 related to the Globalization and Testing segments, respectively, and $35,000 related to Corporate and Other.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the accrual activity (excluding the impairment of long-lived assets) for the three months ended March 31, 2005 and 2004, respectively, by initiative:

	2005	2004
Beginning balance, January 1	$784,000	$361,000
Employee severance and related items:
Charges recorded	449,000	808,000
Revisions of estimated liabilities	—	(22,000)
Cash payments	(561,000)	(739,000)

	(112,000)	47,000

Lease termination costs and other items:
Charges recorded	—	708,000
Cash payments	(135,000)	—

	(135,000)	708,000

Ending balance, March 31	$537,000	$1,116,000

During the three-month period ended March 31, 2004, Lionbridge recorded $22,000 in revisions of estimated liabilities due to the reversal of excess accruals for employee termination costs previously estimated and recorded as part of its restructuring plan related to the acquisition and integration of Mentorix.

At March 31, 2005, the consolidated balance sheet included accruals totaling $537,000 primarily related to the integration of the Company’s India operation. Lionbridge currently anticipates that $425,000 of this total will be fully utilized within twelve months. The remaining $112,000 relates to lease obligations on unused facilities expiring through 2007 and is included in long-term liabilities.

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

The table below presents information about the reported revenue and net income (loss) of the Company for the three-month periods ended March 31, 2005 and 2004. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Three Months Ended March 31,
	2005	2004
External revenue:
Globalization	$30,490,000	$30,457,000
Testing	8,330,000	9,408,000

	$38,820,000	$39,865,000

Net income (loss):
Globalization	$3,304,000	$4,695,000
Testing	732,000	1,322,000
Less: corporate and other expenses	(4,253,000)	(5,324,000)

	$(217,000)	$693,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. OTHER INTANGIBLE ASSETS

The following table summarizes other intangible assets at March 31, 2005 and December 31, 2004, respectively:

	March 31, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
ILE installed customer base	$1,800,000	$1,800,000	$—	$1,800,000	$1,800,000	$—
Mentorix internally developed software	110,000	55,000	55,000	110,000	46,000	64,000

	$1,910,000	$1,855,000	$55,000	$1,910,000	$1,846,000	$64,000

Future amortization expense related to intangible assets held at March 31, 2005 is expected to be $28,000 and $27,000 for the years ended December 31, 2005 and 2006, respectively.

11. CONTINGENCIES

On or about July 24, 2001, a purported securities class action lawsuit captioned “Samet v. Lionbridge Technologies, Inc. et al.” (01-CV-6770) was filed in the United States District Court for the Southern District of New York (the “Court”) against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering. The complaint in this action asserted, among other things, that Lionbridge’s initial public offering registration statement contained misstatements and/or omissions regarding the underwriters’ alleged conduct in allocating shares in Lionbridge’s initial public offering to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order dismissing without prejudice the claims against Lionbridge and its officers and directors (the case remained pending against the underwriter defendants). On April 19, 2002, the plaintiffs filed an amended complaint naming as defendants not only the underwriter defendants but also Lionbridge and certain of its officers and directors. The amended complaint asserts claims under both the registration and antifraud provisions of the federal securities laws relating to, among other allegations, the underwriters’ alleged conduct in allocating shares in the Company’s initial public offering and the disclosures contained in the Company’s registration statement. The Company understands that various plaintiffs have filed approximately 1,000 lawsuits making substantially similar allegations against approximately 300 other publicly traded companies in connection with the underwriting of their public offerings. On July 15, 2002, the Company together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. In October 2002, the claims against officers and directors were dismissed without prejudice. In February 2003, the Court issued its ruling on the motion to dismiss, ruling that the claims under the antifraud provisions of the securities laws could proceed against the Company and a majority of the other issuer defendants.

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

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the Court to preliminarily

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement in all respects but one. In response to this order, the plaintiffs and the issuer defendants have submitted revised settlement documents to the Court. The underwriter defendants may object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and on the internet and mailed to all proposed class members. It will also schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

12. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” On April 14, 2005, the Securities and Exchange Commission amended the effective date for SFAS 123R to annual periods that begin after June 15, 2005. Accordingly, the Company will be required to adopt SFAS 123R effective January 1, 2006. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. SFAS 123R requires companies to assess the most appropriate model to calculate the value of the options. Lionbridge currently uses the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the new statement and may determine that an alternative model may more appropriate. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than those required under SFAS 123. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption of SFAS 123R. The allowed transition methods include choices of prospective or retroactive adoption. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for the three-month period ended March 31, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. It is expected that the adoption of SFAS 123R will have a significant impact on our consolidated statements of operations and net income (loss) per share if the adoption results in amounts similar to those in the current pro forma disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances over many of which Lionbridge has little or no control. A number of important risks and uncertainties, including those identified under the captions “Factors That May Affect Future Results” in Lionbridge’s Annual Report on Form 10-K, filed February 28, 2005 (SEC File No. 000-26933) and “Risk Factors” in Lionbridge’s Registration Statements on Form S-3 (SEC File Nos. 333-105446, 333-106693, 333-107753 and 333-122698) as well as risks and uncertainties discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include the following: (i) the success of Lionbridge’s continued diversification of its customer base; (ii) pricing pressures from customers; (iii) termination of customer contracts prior to the end of their term; (iv) ability to execute anticipated projects and opportunities in our pipeline, and recognize revenue from such opportunities; (v) Lionbridge’s dependence on clients’ product releases to generate revenues, in particular with respect to technology clients; (vi) the loss of a major client or customer; (vii) the size, timing and recognition of revenue from major clients; (viii) the impact of foreign currency fluctuations on its operating results and revenue growth; (ix) risks associated with the management of growth; (x) market acceptance of new service offerings; (xi) the failure to keep pace with the rapidly changing requirements of its customers; (xii) the ability to realize benefits from the new Lionbridge India solution center; (xiii) the ability to recognize benefits from our new language technology deployment; (xiv) the ability to implement and realize cost efficiencies and benefits from offshore production capabilities and restructuring activities, and the timing and size of such restructuring activities; (xv) Lionbridge’s ability to attract and retain key personnel; (xvi) Lionbridge being held liable for defects or errors in its solutions or services; (xvii) political, economic and business fluctuations in international markets; as well as risks of additional downturns in conditions generally, and in the information technology and software industries specifically, and the risks associated with competition and competitive price pressures; and (xviii) Lionbridge’s ability to forecast revenue and operating results. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The forward-looking statements in this Form 10-Q are made as of the date of this filing only, and Lionbridge does not undertake to update or supplement these statements due to changes in circumstances or otherwise.

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

As of March 31, 2005, there are no material changes in Lionbridge’s critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

For the three-month period ended March 31, 2005, Lionbridge’s loss from operations was $320,000, with a net loss of $217,000. For the years ended December 31, 2004 and 2003, respectively, the Company’s income from operations was $7.2 million and $7.5 million, respectively, with net income of $7.1 million and $2.5 million, respectively. Prior to 2002, the Company experienced operating losses, as well as net losses, for each year of its operations and, as of March 31, 2005, had an accumulated deficit of $99.1 million.

Revenue Recognition

Lionbridge recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Accordingly, we recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

Lionbridge’s revenue is derived from project-by-project fees and long-term service agreements. Projects are generally billed on a time and expense or milestone basis. Amounts billed in excess of revenue are recorded as deferred revenue. Revenue is generated from the provision of services to its customers for content development; product and content globalization; software and hardware testing; product certification; and application development and maintenance.

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

Lionbridge’s service offerings include integrated service arrangements, consisting of combinations of content development, product and content globalization, software and hardware testing, product certification and application development and maintenance services. Each of these component services within the integrated offering can be delivered through a single arrangement with multiple deliverables. For these integrated service arrangements, the Company applies the consensus of EITF 00-21 to determine whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes. Accordingly, if the elements qualify as separate units of accounting, and fair value exists for the elements of the contract that are unrelated to the other services, these elements are accounted for separately and the related revenue is recognized as the services are delivered or the services are rendered as noted above.

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

Merger, Restructuring and Other Charges

During the three-month period ended March 31, 2005, Lionbridge recorded $449,000 of restructuring charges for workforce reductions in France and the U.S., consisting of thirty-one technical and two sales staff. Of this amount, $382,000 relates to the Company’s Globalization segment and $67,000 to the Testing segment. Of the $696,000 of cash payments during the three-month period ended March 31, 2005, $523,000 and $157,000 related to the Globalization and Testing segments, respectively, and $16,000 related to Corporate and Other.

During the three-month period ended March 31, 2004, Lionbridge recorded restructuring and other charges of $1.6 million primarily related to the integration of its India operation. The $1.6 million of restructuring and other charges included $708,000 for losses recorded on vacated facilities, $119,000 impairment of long-lived assets, and $786,000 for workforce reductions in the U.S., France, Ireland, Germany and China, consisting of forty-one technical, five administrative, and four sales staff. This restructuring plan was completed during the second quarter of 2004. Since inception of this restructuring plan, and including charges recorded in 2003, Lionbridge has recorded $2.8 million in the aggregate of related restructuring and other charges. Of the $1.6 million of restructuring and other charges recorded in the three-month period ended March 31, 2004, $873,000 and $502,000 related to the Company’s Globalization and Testing segments, respectively, and $238,000 related to Corporate and Other. Of the $739,000 of cash payments during the three-month period ended March 31, 2004, $641,000 and $63,000 related to the Globalization and Testing segments, respectively, and $35,000 related to Corporate and Other.

Non-Cash Charges

Stock-Based Compensation. On March 11, 2005, the Company recorded deferred compensation of $427,000, representing the fair market value of 75,019 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse ratably over eighteen months from the date of grant on each nine month anniversary date. The amortization of this deferred compensation is recorded as an operating expense and totaled $16,000 for the three-month period ended March 31, 2005.

On February 16, 2005, the Company recorded deferred compensation of $2.8 million, representing the fair market value of 475,231 shares of restricted common stock issued to certain employees at that time. Of the 475,231 restricted common stock issued in February 2005, restrictions on disposition lapse from the date of grant on each anniversary date as follows: 71,731 shares over two years, 171,500 shares over three years and 232,000 shares over four years, respectively. The amortization of this deferred compensation is recorded as an operating expense and totaled $103,000 for the three-month period ended March 31, 2005.

In August 2004, Lionbridge recorded deferred compensation of $1.4 million, representing the fair market value of 171,887 shares of restricted common stock units issued to the Company’s Chief Executive Officer. Restrictions on disposition lapse over five years from the date of grant on each anniversary date. The deferred compensation is being amortized over the five-year period during which the restrictions on the common stock lapse. The amortization of this deferred compensation is recorded as an operating expense and totaled $67,000 for the three-month period ended March 31, 2005.

In March 2004, Lionbridge recorded deferred compensation of $28,000, representing the fair market value of 3,000 shares of restricted common stock issued to an employee at that time. Restrictions on disposition lapse over two years from the date of grant on each anniversary date. The deferred compensation is being amortized over the two-year period during which the restrictions on the common stock lapse. The amortization of this deferred compensation is recorded as an operating expense and totaled $3,000 and $1,000 for the three-month periods ended March 31, 2005 and 2004, respectively.

In February 2004, Lionbridge recorded deferred compensation of $510,000, representing the fair market value of 69,761 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse over eighteen months from the date of grant on each nine month anniversary date. The deferred compensation is being amortized over the eighteen month period during which the restrictions on the common stock lapse. The amortization of this deferred compensation is recorded as an operating expense and totaled $84,000 and $35,000 for the three-month periods ended March 31, 2005 and 2004, respectively.

In October 2003, Lionbridge recorded deferred compensation of $812,000, representing the fair market value of 90,000 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse over four years from the date of grant on each anniversary date. The deferred compensation is being amortized over the four-year period during which the restrictions on the common stock lapse. During the quarter ended June 30, 2004, unamortized deferred compensation of $423,000, representing the fair market value of 37,500 shares of restricted common stock issued to an employee at that time, was reversed upon the separation of the employee. The amortization of this deferred compensation is recorded as an operating expense and totaled $22,000 and $51,000 for the three-month periods ended March 31, 2005 and 2004, respectively.

In September 2003, Lionbridge recorded deferred compensation of $513,000, representing the fair market value of 66,000 shares of restricted common stock issued to certain employees at that time. Restrictions on disposition lapse over four years from the date of grant on each anniversary date. The deferred compensation is being amortized over the four-year period during which the restrictions on the common stock lapse. During the quarter ended March 31, 2005, unamortized deferred compensation of $16,000, representing the fair market value of 3,375 shares of restricted common stock issued to employees at that time, was reversed upon the separation of the employees. The amortization of this deferred compensation is recorded as an operating expense and totaled $21,000 and $32,000 for the three-month periods ended March 31, 2005 and 2004, respectively.

Lionbridge currently expects to amortize the following remaining amounts of deferred compensation existing as of March 31, 2005 in the fiscal periods as follows:

December 31, 2005	$1,386,000
December 31, 2006	1,553,000
December 31, 2007	1,122,000
December 31, 2008	650,000
December 31, 2009	214,000

$4,925,000

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended March 31,
	2005	2004
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	67.1	61.6
Sales and marketing	9.8	9.0
General and administrative	19.9	20.4
Research and development	0.4	0.3
Depreciation and amortization	1.7	2.2
Amortization of acquisition-related intangible assets	—	0.3
Merger, restructuring and other charges	1.2	4.0
Stock-based compensation	0.8	0.3

Total operating expenses	100.9	98.1

Income (loss) from operations	(0.9)	1.9
Interest income	0.5	0.2
Other expense, net	0.2	0.1

Income (loss) before income taxes	(0.6)	2.0
Provision for income taxes	—	0.3

Net income (loss)	(0.6)%	1.7%

Revenue. The following table shows Globalization and Testing revenues in dollars and as a percentage of total revenue for the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31,
	2005		2004
Globalization	$30,490,000	79%	$30,457,000	76%
Testing	8,330,000	21%	9,408,000	24%

Total revenue	$38,820,000	100%	$39,865,000	100%

Revenue for the quarter ended March 31, 2005 was $38.8 million, a decrease of $1.0 million, or 2.6%, from $39.9 million for the quarter ended March 31, 2004. Revenue for the first quarter was an increase of $3.2 million or 9% from revenue of $35.6 million for the prior quarter ended December 31, 2004.

Globalization revenue for the quarter ended March 31, 2005 was $30.5 million, essentially the same as the comparable period of 2004. Lionbridge’s Globalization revenue benefited from new programs with customers outside of the Company’s traditional technology market sector, as well as a new engagement with a large enterprise software provider in the quarter ended March 31, 2005 as compared to the corresponding period of 2004. Revenue from these new customer engagements offset the Company’s revenue shortfall from certain large traditional technology customers.

Revenue from the Company’s Testing business was $8.3 million for the quarter ended March 31, 2005, a decrease of $1.1 million or 11.5% from $9.4 million in the quarter ended March 31, 2004. Although revenue from the Company’s Testing business increased slightly from the quarter ended December 31, 2004, the revenue decrease from the comparable period in 2004 was primarily due to a general slow down in market demand for technology applications products and certification testing, particularly from one of the Company’s largest customers, as well as the result of a general technology market slowdown.

Cost of Revenue. Cost of revenue consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows Globalization and Testing cost of revenues, the percentage variance from the prior three-month period and as a percentage of revenue for the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	% Change Q1 04 to Q1 05
Globalization:
Cost of revenue	$21,064,000	$19,282,000	9.2%
Percentage of revenue	69.1%	63.3%
Testing:
Cost of revenue	4,971,000	5,289,000	(6.0)%
Percentage of revenue	59.7%	56.2%

Total cost of revenue	$26,035,000	$24,571,000

Percentage of revenue	67.1%	61.6%

For the quarter ended March 31, 2005, as a percentage of revenue, cost of revenue increased to 67.1% as compared to 61.6% for the corresponding quarter of the prior year. Cost of revenue increased $1.5 million to $26.0 million as compared to $24.6 million for the corresponding period of the prior year.

Globalization cost of revenue increased to 69.1% as compared to 63.3% for the corresponding period of the prior year. This increase was primarily due to increased costs for translation services provided by third parties compared to the prior year, resulting from variations in work mix and the startup of localization services for new client engagements in the quarter.

Testing cost of revenue increased to 59.7% for the quarter ended March 31, 2005 as compared to 56.2% for the corresponding quarter of the prior year. The increase was primarily the result of under-utilized capacity in the VeriTest testing laboratories due to lower than anticipated Testing revenue during the quarter, and the mix and scope of testing services provided as compared to the prior year.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar variance as compared to the prior three-month period and as a percentage of revenue for the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31,
	2005	2004
Total sales and marketing expenses	$3,813,000	$3,584,000
Increase from prior year	229,000
Percentage of revenue	9.8%	9.0%

Sales and marketing expenses of $3.8 million for the quarter ended March 31, 2005 increased $229,000 from the corresponding quarter of 2004. The increase was primarily the result of higher employee-related expenses and travel costs in the sales organization, as a result of higher associated variable compensation due to a larger percentage of revenue being derived from new customer programs and sales resources added to drive larger, offshore initiatives, in the quarter ended March 31, 2005, as compared to the corresponding period of the prior year. As a percentage of revenue, sales and marketing expenses increased to 9.8% in the first quarter of 2005 from 9.0% in the corresponding period in 2004, primarily due to the increased costs noted above.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar variance as compared to the prior three-month period and as a percentage of revenue for the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31,
	2005	2004
Total general and administrative expenses	$7,715,000	$8,150,000
Decrease from prior year	435,000
Percentage of revenue	19.9%	20.4%

General and administrative expenses decreased $435,000 or 5.3%, to $7.7 million for the quarter ended March 31, 2005 as compared to $8.2 million for the quarter ended March 31, 2004. The decrease was primarily the result of lower employee, facility and travel costs, reflecting the benefit of restructuring activities primarily related to the integration of the India operation, initiated in the fourth quarter of 2003. This decrease was partially offset by a $139,000 increase in the bad debt provision in the quarter ended March 31, 2005, as compared to the corresponding period of the prior year.

Research and Development. Research and development expenses relate to the development and integration of configurable technologies used in the globalization process and the research and development of a language management technology platform initiated in 2004. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. Research and development expense increased 15.2% to $144,000 for the quarter ended March 31, 2005 as compared to $125,000 for the quarter ended March 31, 2004. This increase is attributable to research and development costs incurred in development of the language management technology platform.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar variance as compared to the prior three-month period and as a percentage of revenue for the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31,
	2005	2004
Total depreciation and amortization expense	$659,000	$865,000
Decrease from prior year	206,000
Percentage of revenue	1.7%	2.2%

Depreciation and amortization expense decreased 23.8% to $659,000 for the quarter ended March 31, 2005 as compared to $865,000 for the quarter ended March 31, 2004 and is due to the culmination of depreciable lives of certain assets acquired in prior years.

Liquidity and Capital Resources

In December 2004, Lionbridge entered into a line of credit agreement with a commercial bank. Under the terms of the agreement, Lionbridge is able to borrow up to $35.0 million (including up to $15 million in certain other currencies), limited by certain financial covenants. As of March 31, 2005 and December 31, 2004, Lionbridge had no borrowings outstanding under the agreement, with borrowing capacity limited by certain financial covenants to $14.2 million and $24.3 million, respectively. Borrowings outstanding under the agreement are collateralized by the domestic assets of the Company and its U.S. subsidiaries. The agreement bears interest at Prime, LIBOR or IBOR (at the discretion of the Company) plus an applicable margin based on certain financial covenants. Lionbridge would have elected an interest rate of 4.6% based on a 3-month LIBOR loan as of March 31, 2005 if there were any borrowings outstanding at that date.

The following table shows cash and cash equivalents and working capital at March 31, 2005 and at December 31, 2004:

	March 31, 2005	December 31, 2004
Cash and cash equivalents	$25,293,000	$38,450,000
Short-term investments	11,000,000	4,000,000
Working capital	49,353,000	49,961,000

Lionbridge’s working capital decreased $608,000 to $49.4 million at March 31, 2005 as compared to $50.0 million at December 31, 2004. As of March 31, 2005, cash and cash equivalents totaled $25.3 million, a decrease of $13.2 million from $38.5 million at December 31, 2004; accounts receivable and work in process totaled $35.3 million, an increase of $5.0 million compared to December 31, 2004; and other current assets increased by $565,000 as compared to December 31, 2004. Current liabilities totaled $24.8 million at March 31, 2005, remaining flat with December 31, 2004.

The following table shows the net cash provided by (used in) operating activities, net cash used in investing activities, and net cash provided by financing activities for the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31,
	2005	2004
Net cash provided by (used in) operating activities	$(4,369,000)	$1,359,000
Net cash used in investing activities	8,367,000	202,000
Net cash provided by financing activities	93,000	350,000

Net cash used in operating activities was $4.4 million for the three-month period ended March 31, 2005, as compared to net cash provided by operating activities of $1.4 million for the corresponding period of the prior year. The $4.4 million use of cash was due to the net loss of $217,000 (inclusive of $1.2 million in depreciation, amortization and other non-cash expenses), and a $6.5 million increase in accounts receivable, work in process, other current assets and other assets, partially offset by a net $1.3 million increase in accounts payable and accrued expenses and a $183,000 decrease in deferred revenue. In the quarter ended March 31, 2004, the primary source of cash was the growth and profitability of the business, including net income of $693,000 (inclusive of $1.2 million in depreciation, amortization and other non-cash expenses), a $2.2 million reduction in accounts receivable, partially offset by other changes including a $2.9 million increase in work-in-process and a $1.2 million decrease in deferred revenue.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the increase in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities increased $8.2 million to $8.4 million for the quarter ended March 31, 2005 from $202,000 for the corresponding quarter of the prior year. The primary investing activities in the three-month period ended March 31, 2005 were the purchase of $32.2 million of short-term investments, $837,000 for the acquisition of Logoport and $530,000 for the purchase of equipment. Net cash provided by investing activities in the three-month period ended March 31, 2005 came from the sale of $25.2 million of short-term investments. Net cash provided by investing activities in the three-month period ended March 31, 2004 consisted of the purchase of $248,000 of equipment, partially offset by $46,000 in proceeds from the sale of property and equipment.

Net cash provided by financing activities decreased $257,000 to $93,000 in the three-month period ended March 31, 2005 as compared to $350,000 for the corresponding period of 2004. Net cash provided by financing activities for both three-month periods consisted of the proceeds from the issuance of common stock under option and employee stock purchase plans, partially offset by the payments of capital lease obligations.

Lionbridge’s future financing requirements will depend upon a number of factors, including its operating performance and increases in operating expenses associated with growth in its business. As of March 31, 2005, Lionbridge had $14.2 million available for borrowing under its bank line of credit. In addition, on February 10, 2005, Lionbridge filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (333-122698), covering the registration of common stock (the “Securities”), in an aggregate amount of $130 million, which was declared effective by the Commission on February 23, 2005. These Securities may be offered from time to time in amounts, at prices and on terms to be determined at the time of sale. The Corporation believes the shelf registration provides additional financing flexibility to meet potential future funding requirements and to take advantage of potentially attractive capital market conditions. Lionbridge anticipates that its present cash and short-term investments position, available financing and access to capital markets should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future.

Contractual Obligations

As of March 31, 2005, there are no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” On April 14, 2005, the Securities and Exchange Commission amended the effective date for SFAS 123R to annual periods that begin after June 15, 2005. Accordingly, the Company will be required to adopt SFAS 123R effective January 1, 2006. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. SFAS 123R requires companies to assess the most appropriate model to calculate the value of the options. Lionbridge currently uses the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the new statement and may determine that an alternative model may more appropriate. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than those required under SFAS 123. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption of SFAS 123R. The allowed transition methods include choices of prospective or retroactive adoption. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for the three-month period ended March 31, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. It is expected that the adoption of SFAS 123R will have a significant impact on our consolidated statements of operations and net income (loss) per share if the adoption results in amounts similar to those in the current pro forma disclosure.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Lionbridge is exposed to market risk related to changes in interest rates and foreign currency exchange fluctuation. Lionbridge does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its line of credit with a commercial bank. There were no amounts outstanding as of March 31, 2005 under this facility. In addition, Lionbridge’s ability to finance future acquisitions through debt transactions may be impacted if it is unable to obtain appropriate debt financing at acceptable rates. Lionbridge is exposed to market risk from changes in interest rates through its investing activities. Lionbridge’s investment portfolio consists primarily of investments in high-grade commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediate available liquidity or their short maturity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 44% of its costs and expenses for the three-month periods ended March 31, 2005 and 2004 were denominated in foreign currencies. Eight percent and 6% of its assets were recorded in foreign currencies as of March 31, 2005 and December 31, 2004, respectively. Twenty-one percent and 22% of its liabilities were recorded in foreign currencies as of March 31, 2005 and December 31, 2004, respectively. The principal foreign currencies applicable to our business are the Euro, the Indian Rupee and the Yen. In addition, Lionbridge has assets and liabilities denominated in U.S. dollars in foreign countries. As a result, Lionbridge is exposed to foreign currency exchange fluctuations. Lionbridge has not historically used derivative instruments to reduce its exposure to exchange rate fluctuations; however, beginning in January 2005, the Company adopted an economic hedging policy. The impact of hedging activities during the quarter ended March 31, 2005 was not material and the Company had no derivative instruments outstanding as of March 31, 2005. From time to time, the U.S. dollar has been volatile relative to foreign currencies, particularly the Euro. Therefore, Lionbridge has experienced exchange rate gains or losses as a result of fluctuations in assets and liabilities and changes in revenue and expense mix in various subsidiaries operating in non-U.S. dollar denominated functional currencies. If Lionbridge is unsuccessful in reducing foreign currency exchange rate risk, Lionbridge may experience additional foreign currency fluctuations which may significantly harm its revenue, cash flow and results of operations, as well as Lionbridge’s ability to maintain profitability as it continues to grow its business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2005.

Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIONBRIDGE TECHNOLOGIES, INC.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On or about July 24, 2001, a purported securities class action lawsuit captioned “Samet v. Lionbridge Technologies, Inc. et al.” (01-CV-6770) was filed in the United States District Court for the Southern District of New York (the “Court”) against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering. The complaint in this action asserted, among other things, that Lionbridge’s initial public offering registration statement contained misstatements and/or omissions regarding the underwriters’ alleged conduct in allocating shares in Lionbridge’s initial public offering to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order dismissing without prejudice the claims against Lionbridge and its officers and directors (the case remained pending against the underwriter defendants). On April 19, 2002, the plaintiffs filed an amended complaint naming as defendants not only the underwriter defendants but also Lionbridge and certain of its officers and directors. The amended complaint asserts claims under both the registration and antifraud provisions of the federal securities laws relating to, among other allegations, the underwriters’ alleged conduct in allocating shares in the Company’s initial public offering and the disclosures contained in the Company’s registration statement. The Company understands that various plaintiffs have filed approximately 1,000 lawsuits making substantially similar allegations against approximately 300 other publicly traded companies in connection with the underwriting of their public offerings. On July 15, 2002, the Company together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. In October 2002, the claims against officers and directors were dismissed without prejudice. In February 2003, the Court issued its ruling on the motion to dismiss, ruling that the claims under the antifraud provisions of the securities laws could proceed against the Company and a majority of the other issuer defendants.

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

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement in all respects but one. In response to this order, the plaintiffs and the issuer defendants have submitted revised settlement documents to the Court. The underwriter defendants may object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and on the internet and mailed to all proposed class members. It will also schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

Item 6. Exhibits

(a) Exhibits.

10.1	Lease agreement dated as of March 14, 2005 between Lionbridge Technologies Private Limited and Mr. S.K Dharmalingam.

31.1	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ STEPHEN J. LIFSHATZ
Stephen J. Lifshatz Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: May 9, 2005

Exhibit Index

Exhibit Number	Description
10.1	Lease agreement dated as of March 14, 2005 between Lionbridge Technologies Private Limited and Mr. S.K Dharmalingam.

31.1	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.