Form 10-Q
period 2005-06-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2005-08-05
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2005 was 47,686,294.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,116	$38,450
Short-term investments	15,800	4,000
Restricted cash	89	114
Accounts receivable, net of allowance of $428 and $364 at June 30, 2005 and December 31, 2004, respectively	24,886	21,065
Work in process	9,832	9,199
Other current assets	2,573	1,889

Total current assets	77,296	74,717
Property and equipment, net	3,299	2,685
Goodwill	34,916	34,916
Other intangible assets, net	46	64
Other assets	1,626	1,006

Total assets	$117,183	$113,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,223	$6,322
Accrued compensation and benefits	5,943	5,415
Accrued outsourcing	3,859	3,575
Accrued merger and restructuring	238	655
Other accrued expenses	4,918	5,362
Deferred revenue	3,733	3,263
Other current liabilities	39	164

Total current liabilities	26,953	24,756

Long-term liabilities	1,164	1,166
Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 47,679,408 and 46,924,701 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	477	470
Additional paid-in capital	188,133	184,464
Accumulated deficit	(97,720)	(98,889)
Deferred compensation	(4,484)	(2,089)
Accumulated other comprehensive income	2,660	3,510

Total stockholders’ equity	89,066	87,466

Total liabilities and stockholders’ equity	$117,183	$113,388

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$41,338	$40,962	$80,158	$80,827
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	26,453	24,559	52,488	49,130
Sales and marketing	4,051	3,673	7,864	7,257
General and administrative	7,913	7,660	15,628	15,810
Research and development	238	54	382	179
Depreciation and amortization	569	775	1,228	1,640
Amortization of acquisition-related intangible assets	9	9	18	108
Merger, restructuring and other charges	—	241	449	1,854
Stock-based compensation	503	124	819	243

Total operating expenses	39,736	37,095	78,876	76,221

Income from operations	1,602	3,867	1,282	4,606

Interest income	156	74	336	159
Other expense, net	160	29	222	67

Income before income taxes	1,598	3,912	1,396	4,698
Provision for income taxes	212	201	227	294

Net income	$1,386	$3,711	$1,169	$4,404

Net income per share of common stock:
Basic	$0.03	$0.08	$0.02	$0.09
Diluted	$0.03	$0.08	$0.02	$0.09
Weighted average number of common shares outstanding:
Basic	47,067	46,496	47,010	46,412
Diluted	49,249	48,754	49,274	48,713

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,169	$4,404
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	18	108
Stock-based compensation	819	243
Non-cash merger, restructuring and other charges	—	146
Depreciation and amortization	1,228	1,640
Provision for doubtful accounts	150	93
Other	29	14
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(4,822)	394
Work in process	(1,115)	(896)
Other current assets	(752)	338
Other assets	(631)	221
Accounts payable	3,376	(2,104)
Accrued compensation and benefits	732	(373)
Accrued outsourcing	519	866
Accrued merger and restructuring	(379)	442
Other accrued expenses	(242)	(327)
Deferred revenue	550	(713)

Net cash provided by operating activities	649	4,496

Cash flows from investing activities:
Purchases of property and equipment	(1,485)	(402)
Proceeds from sale of property and equipment	—	48
Payments for businesses acquired, net of cash acquired	(837)	—
Purchases of short-term investments	(60,750)	—
Sales of short-term investments	48,950	—

Net cash used in investing activities	(14,122)	(354)

Cash flows from financing activities:
Proceeds from issuance of common stock under option and employee stock purchase plans	463	953
Payments of capital lease obligations	(130)	(116)

Net cash provided by financing activities	333	837

Net increase (decrease) in cash and cash equivalents	(13,140)	4,979

Effects of exchange rate changes on cash and cash equivalents	(1,194)	(149)

Cash and cash equivalents at beginning of period	38,450	29,496

Cash and cash equivalents at end of period	$24,116	$34,326

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$1,386,000	$3,711,000	$1,169,000	$4,404,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	503,000	124,000	819,000	243,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,338,000)	(1,195,000)	(2,415,000)	(2,812,000)

Pro forma net income (loss)	$551,000	$2,640,000	$(427,000)	$1,835,000

Net income (loss) per share:
Basic, as reported	$0.03	$0.08	$0.02	$0.09
Basic, pro forma	$0.01	$0.06	$(0.01)	$0.04
Net income (loss) per share:
Diluted, as reported	$0.03	$0.08	$0.02	$0.09
Diluted, pro forma	$0.01	$0.05	$(0.01)	$0.04

2. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30, 2005	December 31, 2004
Computer software and equipment	$19,567,000	$18,705,000
Furniture and office equipment	3,514,000	3,633,000
Leasehold improvements	2,068,000	2,150,000

	25,149,000	24,488,000
Less: Accumulated depreciation and amortization	(21,850,000)	(21,803,000)

	$3,299,000	$2,685,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. BUSINESS ACQUISITION

On February 1, 2005, Lionbridge acquired all of the capital stock of Logoport Software GmbH. Total purchase consideration included a cash payment of $750,000 made at closing and an additional $87,000 of acquisition costs. In addition, the purchase agreement provides for certain contingent payments totaling $550,000 to be made by Lionbridge over a two-year period, dependent on the continued employment of the former owner of Logoport Software GmbH, who as a Lionbridge employee, will continue to develop certain acquired technology for Lionbridge’s internal use. The total purchase price of $837,000 was allocated to acquired technology and is being amortized over a seven-year life. The Company has recorded no goodwill as a result of this acquisition. During the quarter ended June 30, 2005, according to the terms of the purchase agreement, Lionbridge made a payment of $125,000 which was capitalized as internal use software and is being amortized over a seven-year life. It is anticipated that the future payments will also be capitalized as internal use software and amortized over a seven-year life as such amounts would be considered compensation payable to the former owner for the continued development of the Company’s internal use software.

4. DEBT

Line of Credit

In December 2004, Lionbridge entered into a line of credit agreement with a commercial bank. Under the terms of the agreement, Lionbridge is able to borrow up to $35.0 million (including up to $15 million in certain other currencies), limited by certain financial covenants. Borrowings outstanding under the agreement are collateralized by the domestic assets of the Company and its U.S. subsidiaries. The agreement bears interest at Prime, LIBOR or IBOR (at the discretion of the Company) plus an applicable margin based on certain financial covenants. As of June 30, 2005 and December 31, 2004, respectively, Lionbridge had no borrowings outstanding under the agreement.

5. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

On June 1, 2005, Lionbridge recorded deferred compensation of $74,000, representing the fair market value of 15,000 shares of restricted common stock issued to an employee. Restrictions on disposition lapse over five years from the date of grant on each anniversary date. On March 11, 2005, the Company recorded deferred compensation of $427,000, representing the fair market value of 75,019 shares of restricted common stock issued to certain employees. Restrictions on disposition lapse ratably over eighteen months from the date of grant on each nine month anniversary date. On February 16, 2005, the Company recorded deferred compensation of $2.8 million, representing the fair market value of 475,231 shares of restricted common stock issued to certain employees. Of the 475,231 shares of restricted common stock issued in February 2005, restrictions on disposition lapse from the date of grant on each anniversary date as follows: 71,731 shares after two years, 171,500 shares after three years and 232,000 shares after four years, respectively.

Total amortization of deferred compensation related to all restricted stock awards was $503,000 and $124,000 for the three-month periods ended June 30, 2005 and 2004, respectively and $819,000 and $243,000 for the six-month periods ended June 30, 2005 and 2004, respectively.

6. COMPREHENSIVE INCOME

Total comprehensive income consists of net income and the net change in foreign currency translation adjustment, which is the only component of accumulated other comprehensive income. Total comprehensive income was $940,000 and $3.9 million for the three-month periods ended June 30, 2005 and 2004, respectively, and $320,000 and $4.2 million for the six-month periods ended June 30, 2005 and 2004, respectively.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shares used in calculating basic and diluted earnings per share for the three and six-month periods ended June 30, 2005 and 2004 respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average number of shares of common stock outstanding—basic	47,067,000	46,496,000	47,010,000	46,412,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	2,182,000	2,258,000	2,264,000	2,301,000

Weighted average number of shares of common stock outstanding—diluted	49,249,000	48,754,000	49,274,000	48,713,000

Options, unvested restricted stock and warrants to purchase 3,687,000 and 1,517,000 shares of common stock for the three-month periods ended June 30, 2005 and 2004, respectively, and 3,408,000 and 1,441,000 for the six-month periods ended June 30, 2005 and 2004, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

8. MERGER, RESTRUCTURING AND OTHER CHARGES

During the six-month period ended June 30, 2005, Lionbridge recorded $449,000 of restructuring charges for workforce reductions in France and the U.S., consisting of thirty-one technical and two sales staff. Of this amount, $382,000 related to the Company’s Globalization segment and $67,000 to the Testing segment. Of the $949,000 of cash payments during the six-month period ended June 30, 2005, $757,000 and $163,000 related to the Globalization and Testing segments, respectively, and $29,000 related to Corporate and Other.

During the six month-period ended June 30, 2004, Lionbridge recorded restructuring and other charges of $1.9 million primarily related to the acquisition and integration of Mentorix. The $1.9 million of restructuring and other charges included $705,000 for anticipated losses recorded on vacated facilities, $146,000 for the impairment of long-lived assets, and $1.0 million for workforce reductions in the U.S., Brazil, France, Ireland, Germany, the Netherlands and China, consisting of fifty-nine technical, twelve administrative, and four sales staff. Of the $1.9 million of restructuring and other charges recorded during the six-month period ended June 30, 2004, $1.1 million related to the Company’s Globalization reporting segment, $511,000 to Testing and $233,000 to Corporate and Other. Lionbridge has completed its restructuring plan, initiated in the third quarter of 2003, in conjunction with the acquisition and integration of Mentorix. Since inception of this restructuring plan, Lionbridge has recorded $2.8 million in related restructuring and other charges.

The following table summarizes the accrual activity for the six months ended June 30, 2005 and 2004, respectively, by initiative:

	2005	2004
Beginning balance, January 1	$784,000	$255,000
Employee severance and related items:
Charges recorded	449,000	1,003,000
Revisions of estimated liabilities	—	(22,000)
Cash payments	(764,000)	(932,000)

	(315,000)	49,000

Lease termination costs and other items:
Charges recorded	—	705,000
Cash payments	(185,000)	(187,000)

	(185,000)	518,000

Ending balance, June 30	$284,000	$822,000

During the six months ended June 30, 2004, Lionbridge recorded $22,000 in revisions of estimated liabilities which related to employee severance and related items, due to the reversal of excess accruals for employee termination costs previously estimated and recorded as part of its restructuring plan related to the acquisition and integration of Mentorix.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2005, the consolidated balance sheet includes accruals totaling $284,000 primarily related to the integration of the Company’s India operation. Lionbridge currently anticipates that $238,000 of this total will be fully utilized within twelve months. The remaining $46,000 relates to lease obligations on unused facilities expiring through 2007 and is included in long-term liabilities.

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

The table below presents information about the reported revenue and net income of the Company for the three and six-month periods ended June 30, 2005 and 2004. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
External revenue:
Globalization	$33,447,000	$31,095,000	$63,937,000	$61,552,000
Testing	7,891,000	9,867,000	16,221,000	19,275,000

	$41,338,000	$40,962,000	$80,158,000	$80,827,000

Net income:
Globalization	$5,269,000	$6,363,000	$8,573,000	$11,058,000
Testing	747,000	1,439,000	1,479,000	2,761,000
Less: corporate and other expenses	(4,630,000)	(4,091,000)	(8,883,000)	(9,415,000)

	$1,386,000	$3,711,000	$1,169,000	$4,404,000

10. OTHER INTANGIBLE ASSETS

The following table summarizes other intangible assets at June 30, 2005 and December 31, 2004, respectively:

		June 30, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
Mentorix internally developed software	$110,000	$64,000	$46,000	$110,000	$46,000	$64,000

Future amortization expense related to intangible assets held at June 30, 2005 is expected to be $19,000 and $27,000 for the years ended December 31, 2005 and 2006, respectively.

11. CONTINGENCIES

On or about July 24, 2001, a purported securities class action lawsuit captioned “Samet v. Lionbridge Technologies, Inc. et al.” (01-CV-6770) was filed in the United States District Court for the Southern District of New York (the “Court”) against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering. The complaint in this action asserted, among other things, that Lionbridge’s initial public offering registration statement contained misstatements and/or omissions regarding the underwriters’ alleged conduct in allocating shares in Lionbridge’s initial public offering to the underwriters’

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

customers. In March 2002, the United States District Court for the Southern District of New York entered an order dismissing without prejudice the claims against Lionbridge and its officers and directors (the case remained pending against the underwriter defendants). On April 19, 2002, the plaintiffs filed an amended complaint naming as defendants not only the underwriter defendants but also Lionbridge and certain of its officers and directors. The amended complaint asserts claims under both the registration and antifraud provisions of the federal securities laws relating to, among other allegations, the underwriters’ alleged conduct in allocating shares in the Company’s initial public offering and the disclosures contained in the Company’s registration statement. The Company understands that various plaintiffs have filed approximately 1,000 lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies in connection with the underwriting of their public offerings. On July 15, 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. In October 2002, the claims against officers and directors were dismissed without prejudice. In February 2003, the Court issued its ruling on the motion to dismiss, ruling that the claims under the antifraud provisions of the securities laws could proceed against the Company and a majority of the other issuer defendants.

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

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds, as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. Lionbridge expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement.

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement in all respects but one. In response to this order, the plaintiffs and the issuer defendants are in the process of submitting revised settlement documents to the Court. The underwriter defendants may object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and on the internet and mailed to all proposed class members. It will also schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

If the proposed settlement described above is not consummated, Lionbridge intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, the Company believes that the underwriters may have an obligation to indemnify Lionbridge for the legal fees and other costs of defending this suit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20 “Accounting Changes” and FASB SFAS 3 “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods’ financial statements, rather than recognition in the net income of the current period. Retrospective application requires

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of FASB SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” On April 14, 2005, the Securities and Exchange Commission amended the effective date for SFAS 123R to annual periods that begin after June 15, 2005. Accordingly, the Company will be required to adopt SFAS 123R effective January 1, 2006. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. SFAS 123R requires companies to assess the most appropriate model to calculate the value of the options. Lionbridge currently uses the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the new statement and may determine that an alternative model may more appropriate. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than those required under SFAS 123. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption of SFAS 123R. The allowed transition methods include choices of prospective or retroactive adoption. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for the three and six-month periods ended June 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. It is expected that the adoption of SFAS 123R will have a significant impact on our consolidated statements of operations and net income (loss) per share if the adoption results in amounts similar to those in the current pro forma disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances over many of which Lionbridge has little or no control. A number of important risks and uncertainties, including those identified under the captions “Factors That May Affect Future Results” in Lionbridge’s Annual Report on Form 10-K, filed February 28, 2005 (SEC File No. 000-26933) and “Risk Factors” in Lionbridge’s Registration Statements on Form S-3 (SEC File Nos. 333-105446, 333-106693, 333-107753 and 333-122698) and subsequent filings, including Form 8-K, filed June 28, 2005 (SEC File No. 000-26933) as well as risks and uncertainties discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include the following: (i) the success of Lionbridge’s continued diversification of its customer base; (ii) pricing pressures from customers; (iii) termination of customer contracts prior to the end of their term; (iv) ability to execute anticipated projects and opportunities in our pipeline, and recognize revenue from such opportunities; (v) Lionbridge’s dependence on clients’ product releases to generate revenues, in particular with respect to technology clients; (vi) customer delays or postponements of services; (vii) the loss of a major client or customer; (viii) the size, timing and recognition of revenue from major clients; (ix) the impact of foreign currency fluctuations on its operating results and profitability; (x) risks associated with the management of growth; (xi) Lionbridge’s inability to successfully integrate Bowne Global Solutions and its employees into Lionbridge and achieve expected synergies; (xii) the Company’s ability to accurately forecast the acquisition related restructuring costs and allocation of the purchase price, goodwill and other intangibles acquisition related and other asset adjustments, as well as the impact of equity based compensation expense associated with FAS 123R; (xiii) costs associated with and consequential to the acquisition and integration of Bowne Global Solutions and benefits realized from the acquisition; (xiv) market acceptance of new service offerings; (xv) the failure to keep pace with the rapidly changing requirements of its customers; (xvi) the ability to realize benefits from the Lionbridge India solution center; (xvii) the ability to recognize benefits from our new language technology deployment; (xviii) the ability to implement and realize cost efficiencies and benefits from offshore production capabilities and restructuring activities, and the timing and size of such restructuring activities; (xix) costs associated with restructuring of certain European operations; (xx) Lionbridge’s ability to attract and retain key personnel; (xxi) Lionbridge being held liable for defects or errors in its solutions or services; (xxii) political, economic and business fluctuations in international markets; as well as risks of additional downturns in conditions generally, and in the information technology and software industries specifically, and the risks associated with competition and competitive price pressures; and (xxiii) Lionbridge’s ability to forecast revenue and operating results. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The forward-looking statements in this Form 10-Q are made as of the date of this filing only, and Lionbridge does not undertake to update or supplement these statements due to changes in circumstances or otherwise.

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

For the six-month period ended June 30, 2005, Lionbridge’s income from operations was $1.3 million, with net income of $1.2 million. For the years ended December 31, 2004 and 2003, respectively, the Company’s income from operations was $7.2 million and $7.5 million, respectively, with net income of $7.1 million and $2.5 million, respectively. Prior to 2002, the Company experienced operating losses, as well as net losses, for each year of its operations and, as of June 30, 2005, had an accumulated deficit of $97.7 million.

Recent Developments

On June 27, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GGS Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, BGS Companies, Inc., a Delaware corporation (“Bowne Global Solutions”), Bowne & Co., Inc., a Delaware corporation (“Bowne”), and Bowne of New York, LLC, a Delaware limited liability company. Upon completion of the transactions contemplated by the Merger Agreement, the Company will own all the outstanding shares of Bowne Global Solutions common stock. As consideration for these transactions, Bowne will receive no less than $180 million, $130 million of which will be cash. In connection with the execution of the Merger Agreement, the Company received a Commitment Letter dated as of June 27, 2005 from Wachovia Bank, National Association and Wachovia Capital Markets, LLC. The Commitment Letter provides for a 5-year $25 million revolving credit facility and a 6-year $100 million term facility (together with the revolving credit facility, the “Facility”). The Facility will be used to fund a portion of the $130 million cash payment to Bowne. The Company will issue up to 9.4 million shares of common stock to Bowne to fund $50 million of the purchase price. If the 9.4 million shares of common stock do not represent at least $50 million, the Company will fund the remainder of the purchase price, if any, through the issuance of a subordinated promissory note of no more than $20 million.

As of June 30, 2005, there are no material changes from Lionbridge’s critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Merger, Restructuring and Other Charges

During the six-month period ended June 30, 2005, Lionbridge recorded $449,000 of restructuring charges for workforce reductions in France and the U.S., consisting of thirty-one technical and two sales staff. Of this amount, $382,000 related to the Company’s Globalization segment and $67,000 to the Testing segment. Of the $949,000 of cash payments during the six-month period ended June 30, 2005, $757,000 and $163,000 related to the Globalization and Testing segments, respectively, and $29,000 related to Corporate and Other.

During the six months ended June 30, 2004, Lionbridge recorded restructuring and other charges of $1.9 million primarily related to the acquisition and integration of Mentorix. The $1.9 million of restructuring and other charges included $705,000 for anticipated losses recorded on vacated facilities, $146,000 for the impairment of long-lived assets, and $1.0 million for workforce reductions in the U.S., Brazil, France, Ireland, Germany, the Netherlands and China, consisting of fifty-nine technical, twelve administrative, and four sales staff. Of the $1.9 million of restructuring and other charges recorded during the six-month period ended June 30, 2004, $1.1 million related to the Company’s Globalization reporting segment, $511,000 to Testing and $233,000 to Corporate and Other. Lionbridge has completed its restructuring plan, initiated in the third quarter of 2003, in conjunction with the acquisition and integration of Mentorix. Since inception of this restructuring plan, Lionbridge has recorded $2.8 million in related restructuring and other charges.

Non-Cash Charges

Stock-Based Compensation. On June 1, 2005, the Company recorded deferred compensation of $74,000, representing the fair market value of 15,000 shares of restricted common stock issued to a certain employee. Restrictions on disposition lapse over five years from the date of grant on each anniversary date. On March 11, 2005, the Company recorded deferred compensation of $427,000, representing the fair market value of 75,019 shares of restricted common stock issued to certain employees.

Restrictions on disposition lapse ratably over eighteen months from the date of grant on each nine month anniversary date. During the quarter ended June 30, 2005, unamortized deferred compensation of $10,000, representing the fair market value of 2,244 shares of restricted common stock issued to employees at that time, was reversed upon the separation of these employees. On February 16, 2005, the Company recorded deferred compensation of $2.8 million, representing the fair market value of 475,231 shares of restricted common stock issued to certain employees. Of the 475,231 shares of restricted common stock issued in February 2005, restrictions on disposition lapse from the date of grant on each anniversary date as follows: 71,731 shares after two years, 171,500 shares after three years and 232,000 shares after four years, respectively.

Total amortization of deferred compensation related to all restricted stock awards was $503,000 and $124,000 for the three-month periods ended June 30, 2005 and 2004, respectively and $819,000 and $243,000 for the six-month periods ended June 30, 2005 and 2004, respectively.

Lionbridge currently expects to amortize the following remaining amounts of deferred compensation existing as of June 30, 2005 in the fiscal periods as follows:

December 31, 2005	$891,000
December 31, 2006	1,563,000
December 31, 2007	1,139,000
December 31, 2008	669,000
December 31, 2009	222,000

$4,484,000

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	64.0	60.0	65.5	60.8
Sales and marketing	9.8	9.0	9.8	9.0
General and administrative	19.1	18.7	19.5	19.6
Research and development	0.6	0.1	0.5	0.2
Depreciation and amortization	1.4	1.9	1.5	2.0
Amortization of acquisition-related intangible assets	—	—	—	0.1
Merger, restructuring and other charges	—	0.6	0.6	2.3
Stock-based compensation	1.2	0.3	1.0	0.3

Total operating expenses	96.1	90.6	98.4	94.3

Income from operations	3.9	9.4	1.6	5.7

Interest income	0.4	0.2	0.4	0.2
Other expense, net	0.4	0.1	0.3	0.1

Income before income taxes	3.9	9.5	1.7	5.8
Provision for income taxes	0.5	0.5	0.2	0.4

Net income	3.4%	9.0%	1.5%	5.4%

Revenue. The following table shows Globalization and Testing revenues in dollars and as a percentage of total revenue for the three and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Globalization	$33,447,000	81%	$31,095,000	76%	$63,937,000	80%	$61,552,000	76%
Testing	7,891,000	19%	9,867,000	24%	16,221,000	20%	19,275,000	24%

Total revenue	$41,338,000	100%	$40,962,000	100%	$80,158,000	100%	$80,827,000	100%

Revenue for the quarter ended June 30, 2005 was $41.3 million, an increase of $376,000, or 0.9%, from $41.0 million for the quarter ended June 30, 2004 and an increase of 6.5% from revenue of $38.8 million for the first quarter of 2005. The increase from the prior year was due to $2.4 million of revenue growth in Globalization, partially offset by a decrease of $2.0 million in Testing revenue as compared to the corresponding period of 2004.

Globalization revenue was $33.4 million for the quarter ended June 30, 2005, an increase of $2.4 million, or 7.6%, from Globalization revenue of $31.1 million in the quarter ended June 30, 2004. This increase was primarily due to organic revenue growth from new engagements with customers outside of the Company’s traditional technology market sector. Testing revenue was $7.9 million for the quarter ended June 30, 2005, a decrease of $2.0 million, or 20.0%, from Testing revenue of $9.9 million in the quarter ended June 30, 2004. The year-on-year decrease was primarily due to a slow down in market demand for technology applications products and certification testing, particularly from one of the Company’s largest customers.

For the six months ended June 30, 2005, revenue was $80.2 million, a decrease of $669,000, or 0.8%, as compared to $80.8 million for the same period of the prior year. Revenue from new customer engagements offset the Company’s revenue shortfall from certain large traditional technology customers. Globalization revenue was $63.9 million for the six months ended June 30, 2005, an increase of $2.4 million, or 3.9%, from $61.6 million in the corresponding period of the prior year primarily due to organic revenue growth. Lionbridge’s Globalization revenue benefited from new engagements with customers outside of the Company’s traditional technology market sector, as well as a new engagement with a large enterprise software provider in 2005, as compared to the corresponding period of 2004. Testing revenue was $16.2 million for the six months ended June 30, 2005, a decrease of $3.1 million, or 15.8%, from $19.3 million in the corresponding period of the prior year for the reasons noted above.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows Globalization and Testing cost of revenues, the percentage variance from the three and six month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30, 2005	% Change Q2 04 to Q2 05	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	% Change Six Months 04 to Six Months 05	Six Months Ended June 30, 2004
Globalization:
Cost of revenue	$21,934,000	16.1%	$18,898,000	$42,998,000	12.6%	$38,180,000
Percentage of revenue	65.6%		60.8%	67.3%		62.0%
Testing:
Cost of revenue	4,519,000	(20.2)%	5,661,000	9,490,000	(13.3)%	10,950,000
Percentage of revenue	57.3%		57.4%	58.5%		56.8%

Total cost of revenue	$26,453,000		$24,559,000	$52,488,000		$49,130,000

Percentage of revenue	64.0%		60.0%	65.5%		60.8%

For the quarter ended June 30, 2005, as a percentage of revenue, total cost of revenue increased to 64.0% as compared to 60.0% for the corresponding quarter of the prior year. For the quarter ended June 30, 2005, cost of revenue increased $1.9 million, or 7.7%, to $26.5 million as compared to $24.6 million for the corresponding quarter of the prior year.

Globalization cost of revenue increased to 65.6% as compared to 60.8% for the corresponding period of the prior year. This increase was primarily driven by work mix variations and startup costs relating to localization services for new client engagements in the quarter. These cost increases included contractor costs for specialists on certain Application, Development and Maintenance (“ADM”) and Content projects and increased costs for translation services for Localization projects, as compared to the corresponding period of the prior year. Testing cost of revenue decreased slightly to 57.3% as compared to 57.4% for the corresponding period of the prior year. This improvement was due to the favorable impact of cost savings resulting from restructuring activities, as the Company adjusted capacity to anticipated lower Testing revenue levels, which decreased $2.0 million, or 20.0%, and favorable work mix and scope variations in testing services provided as compared to the prior year.

For the six months ended June 30, 2005, as a percentage of revenue, total cost of revenue increased to 65.5% as compared to 60.8% for the corresponding period of the prior year. Cost of revenue was $52.5 million for the six months ended June 30, 2005, an increase of $3.4 million, or 6.8%, as compared to $49.1 million for the same period of 2004.

Globalization cost of revenue increased to 67.3% as compared to 62.0% for the corresponding period of the prior year, primarily driven by work mix variations and startup costs relating to localization services for new client engagements in the quarter. These cost increases included contractor costs for specialists on certain ADM and Content projects and increased costs for translation services for Localization projects, as compared to the corresponding period of the prior year. Globalization cost of revenue was $43.0 million for the six months ended June 30, 2005, an increase of $4.8 million, or 12.6%, from

$38.2 million in the comparable period of 2004, primarily due to outsourcing costs and increased contract labor required to support the growth in related revenue. Testing cost of revenue increased to 58.5% for the six months ended June 30, 2005 as compared to 56.8% for the corresponding period of the prior year. The increase was primarily the result of under-utilized capacity in the VeriTest testing laboratories due to lower than anticipated Testing revenue during the period, and the mix and scope of testing services provided as compared to the prior year, partially offset by the benefit of cost management and restructuring activities, as the Company adjusted capacity in response to revenue shortfalls. Testing cost of revenue was $9.5 million for the six months ended June 30, 2005, a decrease of $1.5 million, or 13.3%, from $11.0 million in the comparable period of 2004, primarily reflecting the benefit of cost management and restructuring activities, as noted above.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar variance as compared to the prior year period and as a percentage of revenue for the three and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total sales and marketing expenses	$4,051,000	$3,673,000	$7,864,000	$7,257,000
Increase from prior year	378,000		607,000
Percentage of revenue	9.8%	9.0%	9.8%	9.0%

Sales and marketing costs of $4.1 million for the quarter ended June 30, 2005 increased $378,000 from the corresponding quarter of 2004. The increase was primarily attributable to higher employee-related expenses and travel costs in the sales organization. In addition, this increase was also the result of higher associated variable compensation due to a larger percentage of revenue being derived from new customer programs and sales resources added to drive larger, offshore initiatives, in the quarter ended June 30, 2005, as compared to the corresponding period of the prior year.

For the six months ended June 30, 2005, sales and marketing expenses increased 8.4% to $7.9 million from $7.3 million in the comparable period of 2004. The increase was primarily the result of increased employee-related expenses and travel costs incurred as noted above. As a percentage of revenue, sales and marketing expenses increased to 9.8% in the second quarter of 2005 from 9.0% in the corresponding period in 2004, and increased to 9.8% during the first six months of 2005, from 9.0% during the six months ended June 30, 2004, as a result of the increase in expenses.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar variance as compared to the prior year period and as a percentage of revenue for the three and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total general and administrative expenses	$7,913,000	$7,660,000	$15,628,000	$15,810,000
Increase (decrease) from prior year	253,000		(182,000)
Percentage of revenue	19.1%	18.7%	19.5%	19.6%

General and administrative costs increased $253,000, or 3.3%, to $7.9 million for the quarter ended June 30, 2005 as compared to $7.7 million for the quarter ended June 30, 2004. The increase was primarily the result of higher employee, audit and certain costs incurred in connection with the pending acquisition of Bowne Global Solutions, in the quarter ended June 30, 2005, as compared to the corresponding period of the prior year.

For the six months ended June 30, 2005, general and administrative expenses decreased $182,000 to $15.6 million from $15.8 million during the corresponding period of 2004. The decrease was primarily the result of lower employee, facility and travel costs, reflecting the benefit of restructuring activities primarily related to the integration of the India operation in the first quarter of 2005, partially offset by the increase in the second quarter noted above, as compared to the six months ended June 30, 2004. As a percentage of revenue, general and administrative expenses increased to 19.1% in the quarter ended June 30, 2005, as compared to 18.7% for the quarter ended June 30, 2005, and decreased to 19.5% from 19.6% for the six months ended June 30, 2005 and 2004, respectively, due primarily to the items noted above.

Research and Development. Research and development expenses relate to the development and integration of configurable technologies used in the globalization process and the research and development of a language management technology platform initiated in 2004. The costs consist primarily of salaries and associated employee benefits and third-party contractor expenses.The following table shows research and development expense in dollars, the dollar variance as compared to the prior year and as a percentage of revenue for the three and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total research and development expense	$238,000	$54,000	$382,000	$179,000
Increase from prior year	184,000		203,000
Percentage of revenue	0.6%	0.1%	0.5%	0.2%

Research and development expense increased 340.7% to $238,000 for the quarter ended June 30, 2005 as compared to $54,000 for the quarter ended June 30, 2004. For the six months ended June 30, 2005, research and development expenses increased 113.4% to $382,000 from $179,000 for the six months ended June 30, 2004. This increase is attributable to research and development costs incurred in development of a language management technology platform.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar variance as compared to the prior year and as a percentage of revenue for the three and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total depreciation and amortization expense	$569,000	$775,000	$1,228,000	$1,640,000
Decrease from prior year	206,000		412,000
Percentage of revenue	1.4%	1.9%	1.5%	2.0%

Depreciation and amortization expense decreased 26.6% to $569,000 for the quarter ended June 30, 2005 as compared to $775,000 for the quarter ended June 30, 2004. For the six months ended June 30, 2005, depreciation and amortization expense decreased 25.1% to $1.2 million from $1.6 million for the six months ended June 30, 2004. The culmination of depreciable lives of certain assets acquired in prior years resulted in decreased depreciation and amortization expense for the three and six months ended June 30, 2005, as compared to the corresponding periods of the prior year.

Liquidity and Capital Resources

In December 2004, Lionbridge entered into a line of credit agreement with a commercial bank. Under the terms of the agreement, Lionbridge is able to borrow up to $35.0 million (including up to $15 million in certain other currencies), limited by certain financial covenants. Borrowings outstanding under the agreement are collateralized by the domestic assets of the Company and its U.S. subsidiaries. The agreement bears interest at Prime, LIBOR or IBOR (at the discretion of the Company) plus an applicable margin based on certain financial covenants. As of June 30, 2005, Lionbridge had no borrowings outstanding under the agreement.

The following table shows cash and cash equivalents and working capital at June 30, 2005 and at December 31, 2004:

	June 30, 2005	December 31, 2004
Cash and cash equivalents	$24,116,000	$38,450,000
Short-term investments	15,800,000	4,000,000
Working capital	50,343,000	49,961,000

Lionbridge’s working capital increased $382,000 to $50.3 million at June 30, 2005 as compared to $50.0 million at December 31, 2004. As of June 30, 2005, cash and cash equivalents totaled $24.1 million, a decrease of $14.3 million from $38.5 million at December 31, 2004; short term investments totaled $15.8 million at June 30, 2005, an increase of $11.8 million as compared to $4.0 million at December 31, 2004; accounts receivable and work in process totaled $34.7 million, an increase of $4.5 million as compared to December 31, 2004; and other current assets increased by $684,000 as compared to December 31, 2004. Current liabilities totaled $27.0 million at June 30, 2005, an increase of $2.2 million from December 31, 2004.

The following table shows the net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the six months ended June 30, 2005 and 2004, respectively:

	Six Months Ended June 30,
	2005	2004
Net cash provided by operating activities	$649,000	$4,496,000
Net cash used in investing activities	14,122,000	354,000
Net cash provided by financing activities	333,000	837,000

Net cash provided by operating activities was $649,000 for the six-month period ended June 30, 2005, as compared to net cash provided by operating activities of $4.5 million for the corresponding period of the prior year. The primary source of cash in the six months ended June 30, 2005 was the growth and profitability of the business, including net income of $1.2 million (inclusive of $2.2 million in depreciation, amortization and other non-cash expenses), and a net $4.0 million increase in accounts payable and accrued expenses and a $550,000 increase in deferred revenue, partially offset by other changes including a $6.2 million increase in accounts receivable, a $1.1 million increase in work-in-process and certain other operating assets. The primary source of cash in the six months ended June 30, 2004 was the growth and profitability of the business, including net income of $4.4 million (inclusive of $2.2 million in depreciation, amortization and other non-cash expenses), and a $953,000 reduction in accounts receivable and certain other operating assets, partially offset by other changes including a net $1.5 million decrease in accounts payable and accrued expenses, a $896,000 increase in work-in-process and a $713,000 decrease in deferred revenue.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities increased $13.8 million to $14.1 million for the six-month period ended June 30, 2005 from $354,000 for the corresponding quarter of the prior year. The primary investing activities in the six-month period ended June 30, 2005 were the purchase of $60.8 million of short-term investments, $837,000 for the acquisition of Logoport and $1.5 million for the purchase of property and equipment. Net cash provided by investing activities in the six-month period ended June 30, 2005 came from the sale of $49.0 million of short-term investments. Net cash provided by investing activities in the six-month period ended June 30, 2004 consisted of the purchase of $402,000 of property and equipment, partially offset by $48,000 in proceeds from the sale of property and equipment.

Net cash provided by financing activities decreased $504,000 to $333,000 in the six-month period ended June 30, 2005 as compared to $837,000 for the corresponding period of 2004. Net cash provided by financing activities for both six-month periods consisted of the proceeds from the issuance of common stock under option and employee stock purchase plans, partially offset by the payments of capital lease obligations.

Lionbridge’s future financing requirements will depend upon a number of factors, including its operating performance and increases in operating expenses associated with growth in its business, and the pending merger with Bowne Global Solutions. In connection with this merger, the Company received a Commitment Letter dated as of June 27, 2005 from Wachovia Bank, National Association and Wachovia Capital Markets, LLC. The Commitment Letter provides for a 5-year $25 million revolving credit facility and a 6-year $100 million term facility (together with the revolving credit facility, the “Facility”). The Facility will be used to fund a portion of the $130 million cash payment to Bowne. The Company will issue up to 9.4 million shares of common stock to Bowne to fund $50 million of the purchase price. If the 9.4 million shares of common stock do not represent at least $50 million, the Company will fund the remainder of the purchase price, if any, through the issuance of a subordinated promissory note of no more than $20 million.

On February 10, 2005, Lionbridge filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (333-122698), covering the registration of common stock (the “Securities”), in an aggregate amount of $130 million, which was declared effective by the Commission on February 23, 2005. These Securities may be offered from time to time in amounts, at prices and on terms to be determined at the time of sale. The Company believes the shelf registration provides additional financing flexibility to meet potential future funding requirements and the ability to take advantage of potentially attractive capital market conditions. Lionbridge anticipates that its present cash and short-term investments position, available financing and access to capital markets should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future.

Contractual Obligations

As of June 30, 2005, there are no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20 “Accounting Changes” and FASB SFAS 3 “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods’ financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of FASB SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” On April 14, 2005, the Securities and Exchange Commission amended the effective date for SFAS 123R to annual periods that begin after June 15, 2005. Accordingly, the Company will be required to adopt SFAS 123R effective January 1, 2006. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. SFAS 123R requires companies to assess the most appropriate model to calculate the value of the options. Lionbridge currently uses the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the new statement and may determine that an alternative model may more appropriate. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than those required under SFAS 123. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption of SFAS 123R. The allowed transition methods include choices of prospective or retroactive adoption. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for the three-month period ended June 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. It is expected that the adoption of SFAS 123R will have a significant impact on our consolidated statements of operations and net income (loss) per share if the adoption results in amounts similar to those in the current pro forma disclosure.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Lionbridge is exposed to market risk related to changes in interest rates and foreign currency exchange fluctuation. Lionbridge does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its line of credit with a commercial bank. There were no amounts outstanding as of June 30, 2005 under this facility. In addition, Lionbridge’s ability to finance future acquisitions through debt transactions may be impacted if it is unable to obtain appropriate debt financing at acceptable rates. Lionbridge is exposed to market risk from changes in interest rates through its investing activities. Lionbridge’s investment portfolio consists primarily of investments in high-grade commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediate available liquidity or their short maturity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 44% of its costs for the six-month periods ended June 30, 2005 and 2004, respectively, were denominated in foreign currencies. Eleven percent and 6% of its assets were recorded in foreign currencies as of June 30, 2005 and December 31, 2004, respectively. Twenty-one percent and 22% of its liabilities were recorded in foreign currencies as of June 30, 2005 and December 31, 2004, respectively. The principal foreign currencies applicable to our business are the Euro, the Indian Rupee and the Yen. In addition, Lionbridge has assets and liabilities denominated in U.S. dollars in foreign countries. As a result, Lionbridge is exposed to foreign currency exchange fluctuations. Lionbridge has not historically used derivative instruments to reduce its exposure to exchange rate fluctuations; however, beginning in January 2005, the Company adopted an economic hedging policy. The impact of hedging activities during the quarter ended June 30, 2005 was not material and the Company had no derivative instruments outstanding as of June 30, 2005. From time to time, the U.S. dollar has been volatile relative to foreign currencies, particularly the Euro. Therefore, Lionbridge has experienced exchange rate gains or losses as a result of fluctuations in assets and liabilities and changes in revenue and expense mix in various subsidiaries operating in non-U.S. dollar denominated functional currencies. If Lionbridge is unsuccessful in reducing foreign currency exchange rate risk, Lionbridge may experience additional foreign currency fluctuations which may significantly harm its revenue, cash flow and results of operations, as well as Lionbridge’s ability to maintain profitability as it continues to grow its business.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Lionbridge maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2005.

Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIONBRIDGE TECHNOLOGIES, INC.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On or about July 24, 2001, a purported securities class action lawsuit captioned “Samet v. Lionbridge Technologies, Inc. et al.” (01-CV-6770) was filed in the United States District Court for the Southern District of New York (the “Court”) against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering. The complaint in this action asserted, among other things, that Lionbridge’s initial public offering registration statement contained misstatements and/or omissions regarding the underwriters’ alleged conduct in allocating shares in Lionbridge’s initial public offering to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order dismissing without prejudice the claims against Lionbridge and its officers and directors (the case remained pending against the underwriter defendants). On April 19, 2002, the plaintiffs filed an amended complaint naming as defendants not only the underwriter defendants but also Lionbridge and certain of its officers and directors. The amended complaint asserts claims under both the registration and antifraud provisions of the federal securities laws relating to, among other allegations, the underwriters’ alleged conduct in allocating shares in the Company’s initial public offering and the disclosures contained in the Company’s registration statement. The Company understands that various plaintiffs have filed approximately 1,000 lawsuits making substantially similar allegations against approximately 300 other publicly-traded companies in connection with the underwriting of their public offerings. On July 15, 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. In October 2002, the claims against officers and directors were dismissed without prejudice. In February 2003, the Court issued its ruling on the motion to dismiss, ruling that the claims under the antifraud provisions of the securities laws could proceed against the Company and a majority of the other issuer defendants.

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

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds, as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. Lionbridge expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement.

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement in all respects but one. In response to this order, the plaintiffs and the issuer defendants are in the process of submitting revised settlement documents to the Court. The underwriter defendants may object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and on the internet and mailed to all proposed class members. It will also schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

If the proposed settlement described above is not consummated, Lionbridge intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, the Company believes that the underwriters may have an obligation to indemnify Lionbridge for the legal fees and other costs of defending this suit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

On May 20, 2005, the Company held its Annual Meeting of Stockholders. At the meeting the stockholders elected two members (Rory J. Cowan and Paul Kavanagh) to the Board of Directors to serve for a three-year term as Class III Directors. 36,379,059 shares were cast for Mr. Cowan; 1,115,184 shares were cast to withhold authority for Mr. Cowan. 36,936,121 shares were cast for Mr. Kavanagh; 558,122 shares were cast to withhold authority for Mr. Kavanagh.

Item 6. Exhibits

(a) Exhibits.

2.1	Agreement and Plan of Merger dated as of June 27, 2005 among Lionbridge Technologies, Inc., GGS Acquisition Corp.,
BGS Companies, Inc., Bowne & Co., Inc. and Bowne of New York, LLC (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2005 and incorporated herein by reference).

31.1	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephan J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ STEPHEN J. LIFSHATZ
Stephen J. Lifshatz Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 5, 2005

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of June 27, 2005 among Lionbridge Technologies, Inc., GGS Acquisition Corp., BGS Companies, Inc., Bowne & Co., Inc. and Bowne of New York, LLC (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2005 and incorporated herein by reference).

31.1	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephan J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Rory J. Cowan, the company’s principal executive officer, and Stephen J. Lifshatz, the company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.