Form 10-Q
period 2005-09-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2005-11-09
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2005 was 57,692,372.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,557	$38,564
Short-term investments	—	4,000
Accounts receivable, net of allowance of $343 and $364 at September 30, 2005 and December 31, 2004, respectively	66,752	21,065
Work in process	30,879	9,199
Other current assets	6,795	1,889

Total current assets	124,983	74,717
Property and equipment, net	15,842	2,685
Goodwill	128,169	34,916
Other intangible assets, net	42,618	64
Other assets	3,042	1,006

Total assets	$314,654	$113,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt, net of discount of $415	$1,051	$—
Accounts payable	17,201	6,322
Accrued compensation and benefits	17,961	5,415
Accrued outsourcing	8,926	3,575
Accrued merger and restructuring	780	655
Accrued expenses and other current liabilities	16,396	5,526
Deferred revenue	6,379	3,263
Deferred income taxes	220	—

Total current liabilities	68,914	24,756

Long-term debt, less current portion and net of discount of $1,857	97,893	—
Other long-term liabilities	3,725	1,166

Total liabilities	170,532	25,922
Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 57,684,050 and 46,924,701 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	577	470
Additional paid-in capital	245,539	184,464
Accumulated deficit	(100,164)	(98,889)
Deferred compensation	(3,967)	(2,089)
Accumulated other comprehensive income	2,137	3,510

Total stockholders’ equity	144,122	87,466

Total liabilities and stockholders’ equity	$314,654	$113,388

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$58,417	$37,630	$138,575	$118,457
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	38,195	24,292	90,682	73,422
Sales and marketing	5,078	3,443	12,942	10,700
General and administrative	11,472	7,466	27,084	23,276
Research and development	448	79	830	258
Depreciation and amortization	916	650	2,145	2,290
Amortization of acquisition-related intangible assets	630	10	648	118
Merger, restructuring and other charges	1,879	—	2,344	1,854
Stock-based compensation	331	176	1,150	419

Total operating expenses	58,949	36,116	137,825	112,337

Income (loss) from operations	(532)	1,514	750	6,120
Interest on outstanding debt	693	—	693	—
Interest income	147	109	477	268
Other expense, net	246	41	463	108

Income (loss) before income taxes	(1,324)	1,582	71	6,280
Provision for income taxes	1,120	136	1,346	430

Net income (loss)	$(2,444)	$1,446	$(1,275)	$5,850

Net income (loss) per share of common stock:
Basic	$(0.05)	$0.03	$(0.03)	$0.13
Diluted	$(0.05)	$0.03	$(0.03)	$0.12
Weighted average number of common shares outstanding:
Basic	50,362	46,606	48,135	46,474
Diluted	50,362	49,450	48,135	49,550

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,275)	$5,850
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	648	118
Stock-based compensation	1,150	419
Amortization of deferred financing charges and discount on debt	64	—
Non-cash merger, restructuring and other charges	35	146
Depreciation and amortization	2,145	2,290
Provision for doubtful accounts	156	89
Other	37	12
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,188)	4,530
Work in process	(156)	(1,949)
Other current assets	(1,620)	353
Other assets	(999)	237
Accounts payable	5,675	(3,143)
Accrued compensation and benefits	957	(737)
Accrued outsourcing	820	1,042
Accrued merger and restructuring	195	348
Accrued expenses and other liabilities	2,647	13
Deferred revenue	1,235	(743)

Net cash provided by operating activities	3,526	8,875

Cash flows from investing activities:
Purchases of property and equipment	(2,364)	(660)
Proceeds from sale of property and equipment	—	48
Payments for businesses acquired, net of cash acquired of $11,307	(121,337)	—
Purchases of short-term investments	(77,300)	(14,000)
Sales of short-term investments	81,300	10,000

Net cash used in investing activities	(119,701)	(4,612)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount of $2,272	97,728	—
Proceeds from short-term debt	2,500	—
Payments of short-term debt	(2,500)	—
Proceeds from issuance of common stock under option and employee stock purchase plans	1,708	1,279
Payments of capital lease obligations	(176)	(173)

Net cash provided by financing activities	99,260	1,106

Effects of exchange rate changes on cash and cash equivalents	(1,092)	(36)
Net increase (decrease) in cash and cash equivalents	(18,007)	5,333
Cash and cash equivalents at beginning of period	38,564	29,496

Cash and cash equivalents at end of period	$20,557	$34,829

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”). On September 1, 2005 the Company completed the acquisition of Bowne Global Solutions, a division of Bowne & Co., Inc. (“BGS”), (see Note 3 Business Acquisitions), the accompanying consolidated financial statements include the results of BGS operations for one month, beginning September 1, 2005. These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with U.S. generally accepted accounting principles. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(2,444,000)	$1,446,000	$(1,275,000)	$5,850,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	331,000	176,000	1,150,000	419,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,171,000)	(997,000)	(3,586,000)	(3,809,000)

Pro forma net income (loss)	$(3,284,000)	$625,000	$(3,711,000)	$2,460,000

Net income (loss) per share:
Basic, as reported	$(0.05)	$0.03	$(0.03)	$0.13
Basic, pro forma	$(0.07)	$0.01	$(0.08)	$0.05
Net income (loss) per share:
Diluted, as reported	$(0.05)	$0.03	$(0.03)	$0.12
Diluted, pro forma	$(0.07)	$0.01	$(0.08)	$0.05

2. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30, 2005	December 31, 2004
Computer software and equipment	$25,564,000	$18,705,000
Furniture and office equipment	2,809,000	3,633,000
Buildings and land	4,392,000	—
Leasehold improvements	4,146,000	2,150,000

	36,911,000	24,488,000
Less: Accumulated depreciation and amortization	(21,069,000)	(21,803,000)

	$15,842,000	$2,685,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. BUSINESS ACQUISITIONS

Bowne Global Solutions

On September 1, 2005 (the “Closing”), the Company completed the acquisition of Bowne Global Solutions, a division of Bowne & Co., Inc. (“Bowne”) pursuant to the terms of the Agreement and Plan of Merger with GGS Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, BGS Companies, Inc., a Delaware corporation (“BGS”), Bowne and Bowne of New York, LLC, a Delaware limited liability company dated as of June 27, 2005. Pursuant to the merger (the “Merger”), BGS became a wholly owned subsidiary of the Company. Upon the Closing, each share of common stock of BGS was automatically converted into the right to receive a portion of the merger consideration. To fund a portion of the purchase price for its acquisition of BGS, the Company entered into a Credit Agreement (the “Credit Agreement”) dated as of September 1, 2005, together with certain of its U.S. and non-U.S. subsidiaries, the several banks and financial institutions as may become parties to the Credit Agreement (collectively, the “Lenders”) and Wachovia Bank, National Association, as administrative agent for the Lenders. The Credit Agreement provides for a five-year $25.0 million revolving credit facility and a six-year $100.0 million term facility.

The Merger was accounted for using the purchase method of accounting. The total purchase price was $188.3 million, consisting of a cash payment of $128.5 million made at Closing, 9.4 million shares of the Company’s common stock with a fair market value of $56.5 million, and an additional $3.3 million of direct acquisition costs. The market price used to value the Lionbridge shares issued as partial consideration for BGS was $6.01, which represents the 5 day average closing price of the stock during the period beginning two days before and ending two days after June 28, 2005 the first trading day of the Company’s common stock following announcement of the Merger on June 27, 2005 . The Company borrowed $2.5 million under the revolving credit facility component of the Credit Agreement and $97.7 million (net of $2.3 million of debt financing fees) under the term facility component of the Credit Agreement, which amounts were used to pay a portion of the cash consideration at Closing.

Under the purchase method of accounting, the purchase price is allocated to the net tangible and intangible assets of an acquired entity based on their fair values as of the consummation of the acquisition. The estimated useful life of acquired customer contracts ranges from 3.3 to 5.3 years and is being amortized on a straight-line basis. The estimated useful life of acquired customer relationships is 12 years and is being amortized using the economic consumption method to reflect diminishing cash flows from these relationships in the future. The estimated useful life of acquired technology ranges from 1 to 4 years and is being amortized on a straight-line basis.

Additionally, at September 30, 2005 management has begun to finalize a plan to exit certain activities of BGS which, upon completion of that plan, may result in additional liabilities included in the purchase price allocation.

Primarily as a result of the short time frame elapsed since acquisition, the allocation of purchase price shown below is preliminary and based upon estimates which may change within one year of the acquisition as additional information becomes available relative to the determination of the fair value of the assets, liabilities and contingencies acquired. Except for the completion of the planned exit of certain activities of BGS and the evaluation of any pre-acquisition contingencies, Lionbridge expects to finalize the allocation of purchase price prior to December 31, 2005. The preliminary allocation of the purchase price, including direct acquisition costs, was based on the fair values of the assets and liabilities assumed on September 1, 2005 as follows:

Current assets	$75,630,000
Property and equipment	12,774,000
Other assets	1,766,000
Acquired customer relationships and contracts	41,046,000
Acquired technology	2,156,000

Total assets	133,372,000

Current liabilities	(33,502,000)
Other non-current liabilities	(4,823,000)

Total liabilities	(38,325,000)

Net assets	95,047,000
Goodwill	93,254,000

Total purchase price	$188,301,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pro Forma Disclosures (Unaudited)

The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 assume that the acquisition of BGS occurred as of the beginning of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$99,627	$92,438	$303,924	$286,368
Net loss	(7,167)	(3,986)	(14,006)	(14,935)
Basic net loss per share	$(0.13)	$(0.07)	$(0.25)	$(0.27)
Diluted net loss per share	$(0.13)	$(0.07)	$(0.25)	$(0.27)

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of each period presented or that may be obtained in the future.

Logoport Software GmbH

On February 1, 2005, Lionbridge acquired all of the capital stock of Logoport Software GmbH. Total purchase consideration included a cash payment of $750,000 made at closing and an additional $87,000 of acquisition costs. In addition, the purchase agreement provides for certain contingent payments totaling $550,000 to be made by Lionbridge over a two-year period, dependent on the continued employment of the former owner of Logoport Software GmbH, who as a Lionbridge employee, will continue to develop certain acquired technology for Lionbridge’s internal use. The total purchase price of $837,000 was allocated to acquired technology and is being amortized over a seven-year life. The Company has recorded no goodwill as a result of this acquisition. During the nine months ended September 30, 2005, according to the terms of the purchase agreement, Lionbridge made payments of $230,000 which was capitalized as internal use software and is being amortized over a seven-year life. It is anticipated that the future payments will also be capitalized as internal use software and amortized over a seven-year life as such amounts would be considered compensation payable to the former owner for the continued development of the Company’s internal use software.

4. DEBT

On September 1, 2005, Lionbridge replaced its existing revolving credit facility with HSBC Bank USA and Wachovia Bank (the “HSBC-Wachovia Facility”) originally entered into in December 2004 with a credit facility with Wachovia Bank, National Association and Wachovia Capital Markets, LLC (the “Wachovia Facility”). Additionally, the HSBC-Wachovia Facility was collateralized by the domestic assets of the U.S. Company and its U.S. subsidiaries, and stock of certain foreign subsidiaries. Under the HSBC-Wachovia Facility, Lionbridge was able to borrow up to $35 million (up to $15 million in non-U.S. Currency) limited by certain financial covenants including certain adjusted operating profit thresholds. Under the Wachovia Facility, Lionbridge is able to borrow up to $125.0 million governed by certain financial covenants including certain adjusted operating profit thresholds. Borrowings outstanding under the Wachovia Facility are collateralized by the domestic assets of the U.S. Company and its U.S. subsidiaries and stock of certain foreign subsidiaries. The Wachovia Facility is further divided into two sub-facilities, a Term Loan Facility (the “Term Loan”) and a Revolving Loan Facility (the “Revolver”). In conjunction with the execution of the Wachovia Facility, Lionbridge paid the lenders a commitment fee of $2.8 million, of which $2.3 million was allocated to the Term Loan and was recorded as a debt discount and $563,000 was allocated to the Revolver and was recorded as deferred financing costs and will be amortized as interest expense through the Maturity dates of the Term Loan and the Revolver. Additional professional services fees of $602,000 were incurred in conjunction with the execution of this facility which were recorded as deferred financing costs and will be amortized as interest expense through the Maturity dates of the Term Loan and the Revolver. The Wachovia Facility bears interest at Prime or LIBOR (at the discretion of the Company) plus an applicable margin based on certain financial covenants.

The Term Loan has an aggregate principal amount of $100.0 million and bears an initial interest rate of 7.4%. The principal amount of the Term Loan is payable in installments. The total Term Loan principal payments by fiscal period are as follows:

Year ended December 31, 2005	$250,000
Year ended December 31, 2006	1,000,000
Year ended December 31, 2007	1,000,000
Year ended December 31, 2008	1,000,000
Year ended December 31, 2009	1,000,000
Year ended December 31, 2010	24,500,000
Thereafter	71,250,000

$100,000,000

Additional contingent principal payments on the Term Loan and Revolver are also due based on a percentage of the annual cash flow (as defined in the agreement) generation of the Company. These mandatory principal payments are payable within 90-days of the Company’s year-end. The percentage due is governed by certain financial covenants. Lionbridge has an interest payment of $1.9 million due on December 1, 2005. Future interest payments will be determined based on the interest rate and term elected by the Company. The proceeds from the Term Loan were used exclusively to fund the purchase of BGS, and were paid to Bowne and Co., Inc.

The Revolver had no outstanding borrowings as of September 30, 2005 and has a Maturity Date of September 1, 2010. Lionbridge has a borrowing capacity of $25.0 million, and would have elected an interest rate of 7.6% based on a 3-month LIBOR loan as of September 30, 2005 under the Revolver. Interest is payable in arrears to a maximum of three-month increments depending on the terms under which the Revolver loans were based.

5. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

On September 2, 2005, Lionbridge recorded deferred compensation of $274,000, representing the fair market value of 40,000 shares of restricted common stock issued to certain employees. Restrictions on disposition lapse over four years from the date of grant on each anniversary date. On August 15, 2005, Lionbridge recorded deferred compensation of $130,000, representing the fair market value of 19,000 shares of restricted common stock issued to certain employees. Restrictions on disposition lapse over four years from the date of grant on each anniversary date. On June 1, 2005, Lionbridge recorded deferred compensation of $74,000, representing the fair market value of 15,000 shares of restricted common stock issued to an employee. Restrictions on disposition lapse over five years from the date of grant on each anniversary date. On March 11, 2005, the Company recorded deferred compensation of $427,000, representing the fair market value of 75,019 shares of restricted common stock issued to certain employees. Restrictions on disposition lapse ratably over eighteen months from the date of grant on each nine month anniversary date. On February 16, 2005, the Company recorded deferred compensation of $2.8 million, representing the fair market value of 475,231 shares of restricted common stock issued to certain employees. Of the 475,231 shares of restricted common stock issued in February 2005, restrictions on disposition lapse from the date of grant on each anniversary date as follows: 71,731 shares after two years, 171,500 shares after three years and 232,000 shares after four years, respectively. During the nine months ended September 30, 2005, upon the separation of certain employees, deferred compensation of $486,000, representing the fair market value of 90,143 shares of restricted common stock originally issued to these employees was reversed.

Total amortization of deferred compensation related to all restricted stock awards was $331,000 and $176,000 for the three-month periods ended September 30, 2005 and 2004, respectively and $1.2 million and $419,000 for the nine-month periods ended September 30, 2005 and 2004, respectively.

6. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net income (loss) and the net change in foreign currency translation adjustment, which is the only component of accumulated other comprehensive income. Total comprehensive loss was $524,000 and $2.6 million for the three and nine-month periods ended September 30, 2005, respectively, total comprehensive income was $1.5 million and $5.7 million for the three and nine-month periods period ended September 30, 2004, respectively.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shares used in calculating basic and diluted earnings per share for the three and nine-month periods ended September 30, 2005 and 2004, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average number of shares of common stock outstanding—basic	50,362,000	46,606,000	48,135,000	46,474,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	—	2,844,000	—	3,076,000

Weighted average number of shares of common stock outstanding—diluted	50,362,000	49,450,000	48,135,000	49,550,000

Options, unvested restricted stock and warrants to purchase 4,799,000 and 2,271,000 shares of common stock for the three-month periods ended September 30, 2005 and 2004, respectively, and 4,749,000 and 1,346,000 for the nine-month periods ended September 30, 2005 and 2004, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

8. MERGER, RESTRUCTURING AND OTHER CHARGES

During the nine-month period ended September 30, 2005, Lionbridge recorded $2.3 million of restructuring and other charges. Of this amount, $1.9 million was recorded in the quarter ended September 30, 2005 and primarily related to the acquisition of BGS. Additionally, $449,000 was recorded in the six months ended June 30, 2005 and related primarily to workforce reductions in France and the U.S. The $2.3 million recorded in the nine-month period ended September 30, 2005 included $171,000 for anticipated losses on vacated facilities, $36,000 for the impairment of long-lived assets, $1.2 million for workforce reductions in Germany, France and the U.S., consisting of fifty technical, twelve administrative and three sales staff, and $945,000 of other charges, principally professional services fees, related to the integration of BGS. Of these charges, $1.3 million related to the Company’s Globalization segment, $67,000 to the Testing segment and $945,000 to Corporate and Other. Of the $1.3 million of cash payments during the nine-month period ended September 30, 2005, $1.1 million and $163,000 related to the Globalization and Testing segments, respectively, and $41,000 related to Corporate and Other

During the nine-month period ended September 30, 2004, Lionbridge recorded restructuring and other charges of $1.9 million primarily related to the acquisition and integration of Mentorix. The $1.9 million of restructuring and other charges included $705,000 for anticipated losses recorded on vacated facilities, $146,000 for the impairment of long-lived assets, and $1.0 million for workforce reductions in the U.S., Brazil, France, Ireland, Germany, the Netherlands and China, consisting of fifty-nine technical, twelve administrative, and four sales staff. Of the $1.9 million of restructuring and other charges recorded during the nine months ended September 30, 2004, $1.1 million relates to the Company’s Globalization reporting segment, $511,000 to the Testing segment and $233,000 to Corporate and Other. As of June 30, 2004, Lionbridge had completed its restructuring plan, initiated in the third quarter of 2003, in conjunction with the acquisition and integration of Mentorix. Since inception of this restructuring plan, Lionbridge has recorded $2.8 million in related restructuring and other charges.

The following table summarizes the accrual activity (excluding long-lived asset impairments and the $945,000 of charges related to the integration of BGS) for the nine months ended September 30, 2005 and 2004, respectively, by initiative:

	2005	2004
Beginning balance, January 1	$784,000	$255,000
Employee severance and related items:
Charges recorded	1,193,000	1,003,000
Revisions of estimated liabilities	—	(27,000)
Cash payments	(1,078,000)	(1,018,000)

	115,000	(42,000)

Lease termination costs and other items:
Charges recorded	171,000	705,000
Cash payments	(233,000)	(287,000)

	(62,000)	418,000

Ending balance, September 30	$837,000	$631,000

During the nine months ended September 30, 2004, Lionbridge recorded $27,000 in revisions of estimated liabilities which related to employee severance and related items, due to the reversal of excess accruals for employee termination costs previously estimated and recorded as part of its restructuring plan related to the acquisition and integration of Mentorix.

At September 30, 2005, the consolidated balance sheet included accruals totaling $837,000 primarily related to the integration of BGS. Lionbridge currently anticipates that $780,000 of this total will be fully utilized within twelve months. The remaining $57,000 relates to lease obligations on vacated facilities expiring through 2007 and is included in long-term liabilities.

9. INCOME TAXES

The components of the provision for income taxes are as follows for the three and nine months ended September 30 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Federal	$—	$178,000	$—	$192,000
State	—	5,000	—	14,000
Foreign	900,000	(47,000)	1,126,000	224,000

Total current provision	$900,000	$136,000	$1,126,000	$430,000

Deferred:
Domestic	$220,000	$—	$220,000	$—

The tax provision for the three and nine months ended September 30, 2005 consisted primarily of taxes on income in foreign jurisdictions of Lionbridge and BGS and the increase to the valuation allowance against the Company’s net deferred asset position, excluding indefinite lived intangibles acquired during the year. The tax provision for the three and nine months ended September 30, 2004 consisted of taxes on domestic income and a benefit for operating losses in foreign jurisdictions during the quarter, and taxes on income in domestic and foreign jurisdictions of Lionbridge, respectively.

Lionbridge is still evaluating certain purchase accounting adjustments and reserves specific to the acquisition of BGS which may have an impact on the deferred tax assets and liabilities of the Company.

Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

10. SEGMENT INFORMATION

Lionbridge has determined that its operating segments are those that are based on its method of internal reporting, which separately presents its business based on the services performed. Lionbridge has combined those segments, which meet the aggregation criteria of SFAS No. 131 in determining its reportable segments. The Company is organized into three reportable operating segments: Globalization, Testing and Interpretation.

The Globalization segment provides product and content globalization services that enable the development, worldwide multilingual release and ongoing maintenance of products, content and related technical support, training materials, and sales and marketing information. The Testing segment provides comprehensive testing of software, hardware and Web sites, as well as product certification programs. The acquired BGS localization business is primarily reflected in Lionbridge’s Globalization segment with the BGS language interpretation business, (“Interpretation”), included separately. All other unallocated enterprise costs are in the “Corporate and Other” category.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about the reported net income (loss) of the Company for the three and nine-month periods ended September 30, 2005 and 2004. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
External revenue:
Globalization	$48,715,000	$29,169,000	$112,652,000	$90,721,000
Testing	7,966,000	8,461,000	24,187,000	27,736,000
Interpretation	1,736,000	—	1,736,000	—

	$58,417,000	$37,630,000	$138,575,000	$118,457,000

Net income (loss):
Globalization	$6,372,000	$4,160,000	$14,933,000	$15,218,000
Testing	790,000	717,000	2,269,000	3,478,000
Interpretation	(31,000)	—	(31,000)	—

Less: corporate and other expenses	(9,575,000)	(3,431,000)	(18,446,000)	(12,846,000)

	$(2,444,000)	$1,446,000	$(1,275,000)	$5,850,000

11. GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the September 1, 2005 acquisition of BGS, Lionbridge recorded $93.3 million of goodwill which is not amortized. The following table summarizes other intangible assets at September 31, 2005 and December 31, 2004, respectively.

	September 30, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
Mentorix internally developed software	$110,000	$74,000	$36,000	$110,000	$46,000	$64,000
BGS acquired customer contracts and relationships	41,046,000	544,000	40,502,000	—	—	—
BGS acquired technology	2,156,000	76,000	2,080,000	—	—	—

	$43,312,000	$694,000	$42,618,000	$110,000	$46,000	$64,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at September 30, 2005 in the fiscal periods as follows:

December 31, 2005	$1,944,000
December 31, 2006	8,053,000
December 31, 2007	7,841,000
December 31, 2008	7,824,000
December 31, 2009	4,602,000
December 31, 2010 and thereafter	12,354,000

$42,618,000

12. CONTINGENCIES

On or about July 24, 2001, a purported securities class action lawsuit captioned “Samet v. Lionbridge Technologies, Inc. et al.” (01-CV-6770) was filed in the United States District Court for the Southern District of New York (the “Court”) against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering. The complaint in this action asserted, among other things, that omissions regarding the underwriters’ alleged conduct in allocating shares in Lionbridge’s initial public offering to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order dismissing without prejudice the claims against Lionbridge and its officers and directors (the case remained pending against the underwriter defendants).

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Consummation of the proposed settlement is conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to all class members and scheduled a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and on the internet and mailed to all proposed class members. It will also schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

13. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” On April 14, 2005, the Securities and Exchange Commission amended the effective date for SFAS 123R to annual periods that begin after June 15, 2005. Accordingly, the Company will be required to adopt SFAS 123R effective January 1, 2006. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. SFAS 123R requires companies to assess the most appropriate model to calculate the value of the options. Lionbridge currently uses the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the new statement and may determine that an alternative model may more appropriate. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than those required under SFAS 123. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption of SFAS 123R. The allowed transition methods include choices of prospective or retroactive adoption. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for the three and nine-month periods ended September 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. It is expected that the adoption of SFAS 123R will have a significant impact on our consolidated statements of operations and net income (loss) per share if the adoption results in amounts similar to those in the current pro forma disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the captions “Factors That May Affect Future Results” in Lionbridge’s Annual Report on Form 10-K, filed February 28, 2005 (SEC File No. 000-26933) and “Risk Factors” in Lionbridge’s Registration Statements on Form S-3 (SEC File Nos. 333-105446, 333-106693, 333-107753 and 333-122698) and subsequent filings, including Forms 8-K, filed June 28, 2005 and September 7, 2005 (SEC File Nos. 000-26933) as amended by Form 8-K/A filed on November 9, 2005 (SEC File No. 000-26933) as well as risks and uncertainties discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include the following: (i) the success of Lionbridge’s continued diversification of its customer base; (ii) pricing pressures from customers; (iii) termination of customer contracts prior to the end of their term; (iv) ability to execute anticipated projects and opportunities in our pipeline, and recognize revenue from such opportunities; (v) Lionbridge’s dependence on clients’ product releases to generate revenues, in particular with respect to technology clients; (vi) customer delays or postponements of services; (vii) the loss of a major client or customer; (viii) the size, timing and recognition of revenue from major clients; (ix) the impact of foreign currency fluctuations on its operating results and profitability; (x) risks associated with the management of growth; (xi) Lionbridge’s inability to successfully integrate Bowne Global Solutions and its employees into Lionbridge and achieve expected synergies; (xii) the Company’s ability to accurately forecast the acquisition related restructuring costs and allocation of the purchase price, goodwill and other intangibles acquisition related and other asset adjustments, as well as the impact of equity based compensation expense associated with FAS 123R; (xiii) costs associated with and consequential to the acquisition and integration of Bowne Global Solutions and benefits realized from the acquisition; (xiv) market acceptance of new service offerings; (xv) the failure to keep pace with the rapidly changing requirements of its customers; (xvi) the ability to realize benefits from the Lionbridge India solution center; (xvii) the ability to recognize benefits from our new language technology deployment; (xviii) the ability to implement and realize cost efficiencies and benefits from offshore production capabilities and restructuring activities, and the timing and size of such restructuring activities; (xix) costs associated with restructuring of certain European operations; (xx) Lionbridge’s ability to attract and retain key personnel; (xxi) Lionbridge being held liable for defects or errors in its solutions or services; (xxii) political, economic and business fluctuations in international markets; as well as risks of additional downturns in conditions generally, and in the information technology and software industries specifically, and the risks associated with competition and competitive price pressures; and (xxiii) Lionbridge’s ability to forecast revenue and operating results. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The forward-looking statements in this Form 10-Q are made as of the date of this filing only, and Lionbridge does not undertake to update or supplement these statements due to changes in circumstances or otherwise.

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

For the nine-month period ended September 30, 2005, Lionbridge’s income from operations was $750,000, with a net loss of $1.3 million. For the year ended December 31, 2004, the Company’s income from operations was $7.2 million with net income of $7.1 million. As of September 30, 2005, the Company had an accumulated deficit of $100.2 million.

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

Lionbridge’s revenue is derived from project-by-project fees and long-term service agreements. Projects are generally billed on a time and expense or milestone basis. Amounts billed in excess of revenue are recorded as deferred revenue. Revenue is generated from the provision of services to its customers for content development; product and content globalization; software and hardware testing; product certification; application development and maintenance and interpretation.

Content development, software and hardware testing, and application development and maintenance projects are generally time and expense priced contacts, and revenue is recognized using a time and expense basis, primarily on labor costs incurred to date.

Product and content globalization and product certification projects are generally fixed price contracts and revenue is recognized as services are delivered using a percentage-of-completion assessment.

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

Lionbridge’s service offerings include integrated service arrangements, consisting of combinations of content development, product and content globalization, software and hardware testing, product certification, application development and maintenance and interpretation services. Each of these component services within the integrated offering can be delivered through a single arrangement with multiple deliverables. For these integrated service arrangements, the Company applies the consensus of EITF 00-21 to determine whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes. Accordingly, if the elements qualify as separate units of accounting, and fair value exists for the elements of the contract that are unrelated to the other services, these elements are accounted for separately and the related revenue is recognized as the services are delivered or the services are rendered as noted above.

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

Valuation of Goodwill and Other Intangible Assets

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that Lionbridge considers important which could trigger an impairment review include: significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. When Lionbridge determines that the carrying value of intangibles and goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company measures any impairment using projected discounted cash flow models. In accordance with SFAS 142, goodwill is not amortized but is now reviewed for impairment on at least an annual basis. The Company will perform its annual test of goodwill to determine if there was impairment at December 31, 2005, when the Lionbridge expects to finalize the allocation of purchase price, as it applies to the BGS acquisition.

Acquisitions

On September 1, 2005 (the “Closing”), the Company completed the acquisition of Bowne Global Solutions, a division of Bowne & Co., Inc. (“Bowne”) pursuant to the terms of the Agreement and Plan of Merger with GGS Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, BGS Companies, Inc., a Delaware corporation (“BGS”), Bowne and Bowne of New York, LLC, a Delaware limited liability company dated as of June 27, 2005. Pursuant to the merger (the “Merger”), BGS became a wholly owned subsidiary of the Company. Upon the Closing, each share of common stock of BGS was automatically converted into the right to receive a portion of the merger consideration. To fund a portion of the purchase price for its acquisition of BGS, the Company entered into a Credit Agreement (the “Credit Agreement”) dated as of September 1, 2005, together with certain of its U.S. and non-U.S. subsidiaries, the several banks and financial institutions as may become parties to the Credit Agreement (collectively, the “Lenders”) and Wachovia Bank, National Association, as administrative agent for the Lenders (“Wachovia”). The Credit Agreement provides for a five-year $25.0 million revolving credit facility and a six-year $100.0 million term facility.

The Merger was accounted for using the purchase method of accounting. The total purchase price was $188.3 million, consisting of a cash payment of $128.5 million made at Closing, 9.4 million shares of the Company’s common stock with a fair market value of $56.5 million, and an additional $3.3 million of direct acquisition costs. The market price used to value the Lionbridge shares issued as partial consideration for BGS was $6.01 which represents the 5 day average closing price of the stock during the period beginning two days before and ending two days after June 28, 2005 the first trading day of the Company’s common stock following announcement of the Merger on June 27, 2005. The Company borrowed $2.5 million under the revolving credit facility component of the Credit Agreement and $97.7 million (net of $2.3 million of debt financing fees) under the term facility component of the Credit Agreement, which amounts were used to pay a portion of the cash consideration at Closing.

Merger, Restructuring and Other Charges

During the nine-month period ended September 30, 2005, Lionbridge recorded $2.3 million of restructuring and other charges. Of this amount, $1.9 million was recorded in the quarter ended September 30, 2005 and primarily related to the acquisition of BGS. Additionally, $449,000 was recorded in the six months ended June 30, 2005 and related primarily to workforce reductions in France and the U.S. The $2.3 million recorded in the nine-month period ended September 30, 2005 included $171,000 for anticipated losses on vacated facilities, $36,000 for the impairment of long-lived assets, $1.2 million for workforce reductions in Germany, France and the U.S., consisting of fifty technical, twelve administrative and three sales staff, and $945,000 of other charges, principally professional services fees, related to the integration of BGS. Of these charges, $1.3 million related to the Company’s Globalization segment, $67,000 to the Testing segment and $945,000 to Corporate and Other. Of the $1.3 million of cash payments during the nine-month period ended September 30, 2005, $1.1 million and $163,000 related to the Globalization and Testing segments, respectively, and $41,000 related to Corporate and Other

During the nine months ended September 30, 2004, Lionbridge recorded restructuring and other charges of $1.9 million primarily related to the acquisition and integration of Mentorix. The $1.9 million of restructuring and other charges included $705,000 for anticipated losses recorded on vacated facilities, $146,000 for the impairment of long-lived assets, and $1.0 million for workforce reductions in the U.S., Brazil, France, Ireland, Germany, the Netherlands and China, consisting of fifty-nine technical, twelve administrative, and four sales staff. Of the $1.9 million of restructuring and other charges recorded during the nine months ended September 30, 2004, $1.1 million relates to the Company’s Globalization reporting segment, $511,000 to the Testing segment and $233,000 to Corporate and Other. As of June 30, 2004, Lionbridge had completed its restructuring plan, initiated in the third quarter of 2003, in conjunction with the acquisition and integration of Mentorix. Since inception of this restructuring plan, Lionbridge has recorded $2.8 million in related restructuring and other charges.

Stock-Based Compensation

Stock-Based Compensation. On September 2, 2005, Lionbridge recorded deferred compensation of $274,000, representing the fair market value of 40,000 shares of restricted common stock issued to certain employees. Restrictions on disposition lapse over four years from the date of grant on each anniversary date. On August 15, 2005, Lionbridge recorded deferred compensation of $130,000, representing the fair market value of 19,000 shares of restricted common stock issued to certain employees. Restrictions on disposition lapse over four years from the date of grant on each anniversary date. On June 1, 2005, the Company recorded deferred compensation of $74,000, representing the fair market value of 15,000 shares of restricted common stock issued to a certain employee. Restrictions on disposition lapse over five years from the date of grant on each anniversary date. On March 11, 2005, the Company recorded deferred compensation of $427,000, representing the fair market value of 75,019 shares of restricted common stock issued to certain employees. Restrictions on disposition lapse ratably over eighteen months from the date of grant on each nine month anniversary date. On February 16, 2005, the Company recorded deferred compensation of $2.8 million, representing the fair market value of 475,231 shares of restricted common stock issued to certain employees. Of the 475,231 shares of restricted common stock issued in February 2005, restrictions on disposition lapse from the date of grant on each anniversary date as follows: 71,731 shares after two years, 171,500 shares after three years and 232,000 shares after four years, respectively. During the nine months ended September 30, 2005, upon the separation of certain employees, deferred compensation of $486,000, representing the fair market value of 90,143 shares of restricted common stock originally issued to these employees was reversed.

Total amortization of deferred compensation related to all restricted stock awards was $331,000 and $176,000 for the three-month periods ended September 30, 2005 and 2004, respectively and $1.2 million and $419,000 for the nine-month periods ended September 30, 2005 and 2004, respectively.

Lionbridge currently expects to amortize the following remaining amounts of deferred compensation existing as of September 30, 2005 in the fiscal periods as follows:

December 31, 2005	$394,000
December 31, 2006	1,464,000
December 31, 2007	1,096,000
December 31, 2008	731,000
December 31, 2009	282,000

$3,967,000

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	65.4	64.6	65.4	62.0
Sales and marketing	8.7	9.2	9.3	9.0
General and administrative	19.6	19.8	19.6	19.6
Research and development	0.8	0.2	0.6	0.2
Depreciation and amortization	1.6	1.7	1.5	1.9
Amortization of acquisition-related intangible assets	1.1	—	0.5	0.1
Merger, restructuring and other charges	3.2	—	1.7	1.6
Stock-based compensation	0.6	0.5	0.8	0.4

Total operating expenses	101.0	96.0	99.4	94.8

Income (loss) from operations	(1.0)	4.0	0.6	5.2
Interest in outstanding debt	1.2	—	0.5	—
Interest income	0.3	0.3	0.3	0.2
Other expense	0.4	0.1	0.3	0.1

Income (loss) before income taxes	(2.3)	4.2	0.1	5.3
Provision for income taxes	1.9	0.4	1.0	0.4

Net income (loss)	(4.2)%	3.8%	(0.9)%	4.9%

Revenue. The following table shows Globalization, Testing and Interpretations revenues in dollars and as a percentage of total revenue for the three and nine months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Globalization	$48,715,000	83%	$29,169,000	78%	$112,652,000	81%	$90,721,000	77%
Testing	7,966,000	14%	8,461,000	22%	24,187,000	17%	27,736,000	23%
Interpretation	1,736,000	3%	—	—%	1,736,000	2%	—	—%

Total revenue	$58,417,000	100%	$37,630,000	100%	$138,575,000	100%	$118,457,000	100%

Revenue for the quarter ended September 30, 2005 was $58.4 million, an increase of $20.8 million, or 55.2%, from $37.6 million for the quarter ended September 30, 2004. Of the $20.8 million increase, approximately $18.5 million was due to revenue attributable to Lionbridge’s acquisition of BGS. The increase consists of $19.5 million of revenue growth in Globalization, offset by a decrease of $495,000 in Testing revenue. One month of revenue for Interpretation acquired from BGS was $1.7 million for the three and the nine months ended September 30, 2005.

For the quarter ended September 30, 2005, Globalization revenue was $48.7 million, an increase of $19.5 million, or 67.0%, from $29.2 million in the quarter ended September 30, 2004. This increase was primarily due to $16.8 million attributable to the acquisition of BGS, with the remainder due to organic revenue growth principally from new engagements with customers outside of the Company’s traditional technology market sector. Testing revenue was $8.0 million for the quarter ended September 30, 2005, a decrease of $495,000 or 5.9% from $8.5 million for the quarter ended September 30, 2004. The year-on-year decrease in Testing revenue was primarily due to a slowdown in demand for technology applications products from one of the Company’s largest customers.

For the nine months ended September 30, 2005, revenue was $138.6 million, an increase of $20.1 million, or 17.0%, as compared to $118.5 million for the same period of the prior year. The increase was due to $21.9 million of revenue growth in Globalization, partially offset by a decrease of $3.5 million in Testing revenue as compared to the corresponding period of 2004. Of the $21.9 million increase in Globalization revenue, $18.5 million is attributable to Lionbridge’s acquisition of BGS.

For the nine months ended September 30, 2005, Globalization revenue was $112.7 million, an increase of $21.9 million, or 24.2%, from $90.7 million, in the corresponding period of 2004. This increase was primarily due to approximately $16.8 million attributable to the acquisition of BGS, with the remainder due to organic revenue growth principally from new engagements with customers outside of the Company’s traditional technology market sector, as well as a new engagement with a large enterprise software provider in 2005, as compared to the corresponding period of 2004. Testing revenue was $24.2 million for the nine months ended September 30, 2005, a decrease of $3.5 million, or 12.8%, from $27.7 million in the corresponding period of the prior year for the reasons noted above.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows Globalization, Testing and Interpretations cost of revenues, the percentage variance from the three and nine month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30, 2005	% Change Q3 04 to Q3 05	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	% Change Nine Months 04 to Nine Months 05	Nine Months Ended September 30, 2004
Globalization:
Cost of revenue	$32,195,000	69.8%	$18,960,000	$75,192,000	31.6%	$57,140,000
Percentage of revenue	66.1%		65.0%	66.7%		63.0%
Testing:
Cost of revenue	4,571,000	(14.3)%	5,332,000	14,061,000	(13.6)%	16,282,000
Percentage of revenue	57.4%		63.0%	58.1%		58.7%
Interpretation:
Cost of revenue	1,429,000	100.0%	—	1,429,000	100.0%	—
Percentage of revenue	82.3%			82.3%

Total cost of revenue	$38,195,000		$24,292,000	$90,682,000		$73,422,000

Percentage of revenue	65.4%		64.6%	65.4%		62.0%

For the quarter ended September 30, 2005, as a percentage of revenue, cost of revenue increased to 65.4% as compared to 64.6% for the corresponding quarter of the prior year. For the quarter ended September 30, 2005, cost of revenue increased $13.9 million, or 57.2%, to $38.2 million as compared to $24.3 million for the corresponding quarter of the prior year. Of the $13.9 million increase, approximately $12.3 million was in support of the $18.5 million incremental revenue attributable to Lionbridge’s acquisition of BGS and includes $1.4 million for one month’s cost of revenue for Interpretation for the three and the nine months ended September 30, 2005.

For the quarter ended September 30, 2005, Globalization cost of revenue increased slightly to 66.1% as compared to 65.0% for the corresponding period of the prior year. This increase was primarily due to the higher ratio of cost to revenue with respect to the revenues attributable to BGS and the remainder principally due to work mix variations in the quarter. These cost increases included contractor costs for specialists on certain Application, Development and Maintenance (“ADM”) and Content projects and increased costs for translation services for Localization projects, as compared to the corresponding period of the prior year. Testing cost of revenue decreased to 57.4% for the quarter ended September 30, 2005 as compared to 63.0% for the corresponding quarter of the prior year. This improvement was due to the favorable impact of cost savings resulting from restructuring activities, as the Company adjusted capacity to anticipated lower Testing revenue levels, and work mix and scope variations in testing services provided as compared to the prior year.

For the nine months ended September 30, 2005, as a percentage of revenue, cost of revenue increased to 65.4% as compared to 62.0% for the corresponding period of the prior year. Cost of revenue was $90.7 million for the nine months ended September 30, 2005, an increase of $17.3 million, or 23.5%, as compared to $73.4 million for the same period of 2004. Of the $17.3 million increase, approximately $12.3 million was due to cost of revenue attributable to Lionbridge’s acquisition of BGS, as noted above.

For the nine months ended September 30, 2005, Globalization cost of revenue increased to 66.7% as compared to 63.0% for the corresponding period of the prior year, primarily due to the higher ratio of cost to revenue with respect to the revenues attributable to BGS and the remainder principally due to work mix variations and the startup of localization services for new client engagements, as compared to the nine months ended September 30, 2004. These cost increases included contractor costs for specialists on certain ADM and Content projects and increased costs for translation services for Localization projects, as compared to the corresponding period of the prior year. Globalization cost of revenue was $75.2 million for the nine months ended September 30, 2005, an increase of $18.1 million, or 31.6%, from $57.1 million in the comparable period of 2004, primarily due to $10.9 million of increased outsourcing costs and increased contract labor costs attributable to Lionbridge’s acquisition of BGS and as required to support the growth in related revenue.

For the nine months ended September 30, 2005, Testing cost of revenue decreased to 58.1% for the nine months ended September 30, 2005 as compared to 58.7% for the corresponding period of the prior year. The decrease was primarily the result of favorable mix and revised scope of testing services provided as compared to the prior year, and the benefit of cost management and reductions, as the Company adjusted capacity in response to revenue shortfalls. Testing cost of revenue was $14.1 million for the nine months ended September 30, 2005, a decrease of $2.2 million, or 13.6%, from $16.3 million in the comparable period of 2004, primarily reflecting lower revenue levels and the benefit of cost management and reductions, as noted above.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar variance as compared to the prior year period and as a percentage of revenue for the three and six months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total sales and marketing expenses	$5,078,000	$3,443,000	$12,942,000	$10,700,000
Increase from prior year	1,635,000		2,242,000
Percentage of revenue	8.7%	9.2%	9.3%	9.0%

Sales and marketing expenses of $5.1 million for the quarter ended September 30, 2005 increased $1.6 million from the corresponding quarter of 2004. This increase is primarily due to approximately $1.2 million of expense attributable to Lionbridge’s acquisition of BGS, with the remainder the result of higher employee-related expenses and travel costs in the sales organization to support the remaining increase in Globalization revenue.

For the nine months ended September 30, 2005, sales and marketing expenses increased 21.0% to $12.9 million from $10.7 million in the comparable period of 2004. This increase is primarily due to approximately $1.2 million of expense attributable to Lionbridge’s acquisition of BGS, with the remainder the result of increased employee-related expenses and travel costs incurred in the sales organization to support the remaining increase in Globalization revenue.

As a percentage of revenue, sales and marketing expenses decreased to 8.7% in the third quarter of 2005 from 9.2% in the corresponding period in 2004, primarily as a result of the increased revenue levels from period to period, and increased to 9.3% during the first nine months of 2005, from 9.0% during the nine months ended September 30, 2004. The increase was primarily attributable to higher employee-related expenses and travel costs in the sales organization. In addition, this increase was also the result of higher associated variable compensation due to a larger percentage of revenue being derived from new customer programs and sales resources added to drive larger, offshore initiatives, partially offset by the benefit of increased revenue in the nine months ended September 30, 2005, as compared to the corresponding period of the prior year.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar variance as compared to the prior year period and as a percentage of revenue for the three and six months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total general and administrative expenses	$11,472,000	$7,466,000	$27,084,000	$23,276,000
Increase from prior year	4,006,000		3,808,000
Percentage of revenue	19.6%	19.8%	19.6%	19.6%

General and administrative expenses increased $4.0 million or 53.7%, to $11.5 million for the quarter ended September 30, 2005 as compared to $7.5 million for the quarter ended September 30, 2004. This increase is primarily due to approximately $3.2 million of expense attributable to Lionbridge’s acquisition of BGS, with the remainder the result of higher employee, professional fees and certain other costs incurred in connection with the acquisition in the quarter ended September 30, 2005, as compared to the corresponding period of the prior year.

For the nine months ended September 30, 2005, general and administrative expenses increased $3.8 million to $27.1 million from $23.3 million during the corresponding period of 2004. The increase was primarily the result of approximately $3.2 million of expense attributable to Lionbridge’s acquisition of BGS, with the remainder the result of higher employee, professional fees and certain other costs incurred in the second and third quarters of 2005 in connection with the acquisition.

As a percentage of revenue, general and administrative expenses decreased to 19.6% for the quarter ended September 30, 2005 as compared to 19.8% for the quarter ended September 30, 2004, and were flat at 19.6% for the nine months ended September 30 2005 and 2004, respectively. The percentage of revenue was maintained year over year, as the increased expenses noted above were offset by the benefit of lower employee, facility and travel costs in the first quarter of 2005, reflecting the benefit of restructuring activities primarily related to the integration of the India operation as well as the impact of the increase in revenue from period to period.

Research and Development. Research and development expenses relate to the development and integration of configurable technologies used in the globalization process and the research and development of a language management technology platform initiated in 2004. The costs consist primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar variance as compared to the prior year and as a percentage of revenue for the three and six months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total research and development expense	$448,000	$79,000	$830,000	$258,000
Increase from prior year	369,000		572,000
Percentage of revenue	0.8%	0.2%	0.6%	0.2%

Research and development expense increased approximately 467% to $448,000 for the quarter ended September 30, 2005 as compared to $79,000 for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, research and development expenses increased 221.7% to $830,000 from $258,000 for the nine months ended September 30, 2004. This increase is primarily attributable to research and development costs incurred in development of a language management technology platform.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar variance as compared to the prior year and as a percentage of revenue for the three and nine months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total depreciation and amortization expense	$916,000	$650,000	$2,145,000	$2,290,000
Increase (decrease) from prior year	266,000		(145,000)
Percentage of revenue	1.6%	1.7%	1.5%	1.9%

Depreciation and amortization expense increased 40.9% to $916,000 for the quarter ended September 30, 2005 as compared to $650,000 for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, depreciation and amortization expense decreased 6.3% to $2.1 million from $2.3 million for the nine months ended September 30, 2004. The increase in the quarter and decrease in the nine months ended September 30, 2005, as compared to the corresponding period of the prior year, result from $497,000 of incremental depreciation and amortization expense attributable to Lionbridge’s acquisition of BGS, being partially and fully offset, respectively, due to the culmination of depreciable lives of certain assets acquired in prior years.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. This expense includes approximately $620,000 of expense based on the preliminary allocation of the purchase price for the acquisition of BGS. Amortization expense for the three and nine months ended September 30, 2005 of $630,000 and $648,000, respectively, and for the three and nine months ended September 30, 2004 of $10,000 and $118,000, respectively, relates solely to the amortization of identifiable intangible assets.

Merger, Restructuring and Other Charges. Merger, restructuring and other charges consist of costs associated with employee severance, exiting activities and integration cost. The Company recorded restructuring expense of $949,000 for work force reductions and site closures for the three months ended September 30, 2005 primarily related to the acquisition of BGS.

For the nine-month period ended September 30, 2005, the Company recorded $1.4 million for restructuring expenses; $949,000 for charges in connection with work force reductions and site closures related to the acquisition of BGS; and $449,000 attributable to restructuring charges for workforce reductions in France and the U.S during the six-month period ended June 30, 2005. For the corresponding nine months of 2004, the Company recorded $ 1.9 million for work force reductions and site closures, principally related to the integration and merger of Mentorix, acquired in late 2003. Additionally, the Company recorded other charges for consulting, professional services and certain other cost related to the integration of the BGS acquisition of $930,000 and $945,000 for the three and nine months ended September 30, 2005, respectively.

Interest Expense. Interest expense of $693,000 for the three and nine months ended September 30, 2005, primarily represents interest paid or payable on debt and the amortization of deferred financing costs on the $100.0 million term facility entered into by the Company during the quarter to fund a portion of the purchase price for its acquisition of BGS. There was no outstanding debt for the three and nine months ended September 30, 2004.

Other Expense, Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $246,000 in other expense, net in the quarter ended September 30, 2005, as compared to $41,000 in other expense, net in the corresponding quarter of the prior year. For the nine months ended September 30, 2005, other expense, net increased to $463,000 from $108,000 in the nine months ended September 30, 2004. These increases were primarily attributable to the larger (due to the BGS acquisition) net position of U.S. dollar, Euro, and Yen and denominated assets and liabilities, combined with the net variance of the Euro, Yen and other currencies against the U.S. dollar in the three and nine month periods ended September 30, 2005, as compared to the net position and variance during the corresponding periods of the prior year.

Provision for Income Taxes. The Company’s provision for income taxes of $1.1 million and $1.3 million for the three and nine months ended September 30, 2005, respectively, consisting primarily of taxes in foreign jurisdictions of Lionbridge and BGS and the increase to the valuation allowance against the Company’s net deferred asset position, excluding indefinite lived intangibles acquired during the year. Lionbridge is still evaluating certain purchase accounting adjustments and reserves specific to the acquisition of BGS which may have an impact on the deferred tax assets and liabilities of the Company.

Liquidity and Capital Resources

On September 1, 2005, Lionbridge replaced its revolving credit facility with HSBC Bank USA and Wachovia Bank (the “HSBC-Wachovia Facility”) originally entered into in December 2004 with a credit facility with Wachovia Bank, National Association and Wachovia Capital Markets, LLC (the “Wachovia Facility”). Under the Wachovia Facility, Lionbridge is able to borrow up to $125.0 million governed by certain financial covenants. Borrowings outstanding under the Wachovia Facility are collateralized by the domestic assets of the US Company and its U.S. subsidiaries and stock of certain foreign subsidiaries. In conjunction with the execution of the Wachovia Facility, the facility bears interest at Prime or LIBOR (at the discretion of the

Company) plus an applicable margin based on certain financial covenants. The Wachovia Facility is further divided into two sub-facilities, a Term Loan Facility (the “Term Loan”) and a Revolving Loan Facility (the “Revolver”).

The Term Loan has an aggregate outstanding principal amount of $100.0 million as of September 30, 2005 and bears an initial interest rate of 7.4%. The principal amount of the Term Loan is payable in installments. The total Term Loan principal payments by fiscal period are as follows:

Year ended December 31, 2005	$250,000
Year ended December 31, 2006	1,000,000
Year ended December 31, 2007	1,000,000
Year ended December 31, 2008	1,000,000
Year ended December 31, 2009	1,000,000
Year ended December 31, 2010	24,500,000
Thereafter	71,250,000

$100,000,000

Additional contingent principal payments on the Term Loan and Revolver are also due based on a percentage of the annual cash flow (as defined in the agreement) generation of the Company. These mandatory principal payments are payable within 90-days of the Company’s year-end. The percentage due is governed by certain financial covenants. Lionbridge has an interest payment of $1.9 million due on December 1, 2005. Future interest payments will be determined based on the interest rate and term elected by the Company. The proceeds from the Term Loan were used exclusively to fund the purchase of BGS, and were paid to Bowne and Co., Inc.

The Revolver had no outstanding borrowings as of September 30, 2005 and has a Maturity date of September 1, 2010. At September 30, 2005, Lionbridge’s borrowing capacity was $9.3 million and the Company would have elected an interest rate of 7.6% based on a 3-month LIBOR loan as of September 30, 2005 under the Revolver. Interest is payable in arrears to a maximum of three-month increments depending on the terms under which the Revolver loans are based.

The following table shows cash and cash equivalents and working capital at September 30, 2005 and at December 31, 2004:

	September 30, 2005	December 31, 2004
Cash and cash equivalents	$20,557,000	$38,564,000
Short-term investments	—	4,000,000
Working capital	56,069,000	49,961,000

Lionbridge’s working capital increased $6.1 million to $56.1 million at September 30, 2005 as compared to $50.0 million at December 31, 2004. The increase was due to the growth of the business during the nine months ended September 30, 2005, and the net impact of the BGS acquisition. As of September 30, 2005, cash and cash equivalents totaled $20.6 million, a decrease of $18.0 million from $38.6 million at December 31, 2004, primarily due to the use of $31.8 million in cash to acquire BGS, partially offset by cash acquired of $11.3 million, cash generated by the business of $3.0 million, and the conversion of $4.0 million of short term investments into cash. As a result of this conversion, short term investments totaled zero at September 30, 2005, a decrease of $4.0 million as compared to $4.0 million at December 31, 2004. Accounts receivable and work in process totaled $97.6 million, an increase of $67.4 million as compared to $30.3 million at December 31, 2004. Of this increase, $59.6 million is attributable to the BGS acquisition; and other current assets increased by $4.9 million as compared to December 31, 2004. Current liabilities totaled $68.9 million at September 30, 2005, an increase of $44.2 million from December 31, 2004. Of this increase, $40.7 million is attributable to the BGS acquisition.

The following table shows the net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the nine months ended September 30, 2005 and 2004, respectively:

	Nine Months Ended September 30,
	2005	2004
Net cash provided by operating activities	$3,526,000	$8,875,000
Net cash used in investing activities	119,701,000	4,612,000
Net cash provided by financing activities	99,260,000	1,106,000

Net cash provided by operating activities was $3.5 million for the nine month period ended September 30, 2005, as compared to $8.9 million for the corresponding period of the prior year. The primary source of cash in the nine months ended September 30, 2005 was a $10.3 million increase in accounts payable and accrued expenses and a $1.2 million increase in deferred revenue, partially offset by other changes including an $8.2 million increase in accounts receivable, and a $2.7 million increase in certain other operating assets, including work-in-process. The primary source of net cash provided by operating activities for the nine-month period ended September 30, 2004, was the growth and profitability of the business, including net income of $5.9 million (reflecting $3.1 million in depreciation, amortization and other non-cash expenses), and a $5.1 million reduction in accounts receivable and certain other operating assets, partially offset by other changes including a net $2.5 million decrease in accounts payable and accrued expenses, a $1.9 million increase in work-in-process and a $743,000 decrease in deferred revenue.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the change in revenue, as previously noted, and the impact of the BGS acquisition. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities increased $115.1 million to $119.7 million for the nine-month period ended September 30, 2005 from $4.6 million for the corresponding quarter of the prior year. The primary investing activities in the nine-month period ended September were the $120.5 million payment, net of cash acquired, to acquire BGS, and the purchase and sale of $77.3 million and $81.3 million of short-term investments, respectively. The primary net use of cash in investing activities for the nine month period ended September 30, 2004 was the purchase of $4.0 million of short-term investments.

Net cash provided by financing activities increased $98.2 million to $99.3 million in the nine-month period ended September 30, 2005 as compared to $1.1 million for the corresponding period of 2004. Net cash provided by financing activities, were primarily to fund the acquisition of BGS and consisted of the $97.7 million proceeds from the issuance of long-term debt. In addition, the Company raised $1.7 million proceeds from the issuance of common stock under option and employee stock purchase plans, partially offset by the payments of capital lease obligations. The primary source of net cash provided by financing activities for the nine-month period ended September 30, 2004 was $1.3 million in proceeds from the issuance of common stock under option and employee stock purchase plans.

Lionbridge’s future financing requirements will depend upon a number of factors, including its operating performance and increases in operating expenses associated with growth in its business, and the success of the merger with BGS.

On February 10, 2005, Lionbridge filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (SEC File No. 333-122698), covering the registration of common stock (the “Securities”), in an aggregate amount of $130 million, which was declared effective by the Commission on February 23, 2005. These Securities may be offered from time to time in amounts, at prices and on terms to be determined at the time of sale. The Company believes the shelf registration provides additional financing flexibility to meet potential future funding requirements and the ability to take advantage of potentially attractive capital market conditions. Lionbridge anticipates that its present cash and short-term investments position, available financing and access to capital markets should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future.

Contractual Obligations

As of September 30, 2005, there are no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, with the exception of contractual obligations relating to customers, vendors and real estate, all in the ordinary course of business, assumed by Lionbridge in connection with its acquisition of BGS.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” On April 14, 2005, the Securities and Exchange Commission amended the effective date for SFAS 123R to annual periods that begin after June 15, 2005. Accordingly, the Company will be required to adopt SFAS 123R effective January 1, 2006. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. SFAS 123R requires companies to assess the most appropriate model to calculate the value of the options. Lionbridge currently uses the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the new statement and may determine that an alternative model may more appropriate. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than those required under SFAS 123. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption of SFAS 123R. The allowed transition methods include choices of prospective or retroactive adoption. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for the three and six-month periods ended September 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. It is expected that the adoption of SFAS 123R will have a significant impact on our consolidated statements of operations and net income (loss) per share if the adoption results in amounts similar to those in the current pro forma disclosure.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Lionbridge is exposed to market risk related to changes in interest rates and foreign currency exchange rates. Lionbridge does not currently use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its term loan facility and revolving loan facility which bear interest at Prime or LIBOR (at the discretion of the Company) plus an applicable margin based on certain financial covenants. As of September 30, 2005, $100.0 million was outstanding under the term loan facility and there was no outstanding balance on the revolving loan facility. Lionbridge is exposed to market risk through its investing activities. Lionbridge’s investment portfolio consists primarily of investments in high-grade, commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity or their short maturity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 49% of its costs for the nine-month periods ended September 30, 2005 and 2004, respectively, were denominated in foreign currencies. Sixteen percent and 6% of its assets were recorded in foreign currencies as of September 30, 2005 and December 31, 2004, respectively. Seven percent and 22% of its liabilities were recorded in foreign currencies as of September 30, 2005 and December 31, 2004, respectively. The principal foreign currencies applicable to our business are the Euro, the Indian Rupee and the Yen. In addition, Lionbridge has assets and liabilities denominated in U.S. dollars in foreign countries. As a result, Lionbridge is exposed to foreign currency exchange fluctuations. Lionbridge has not historically used derivative instruments to reduce its exposure to exchange rate fluctuations; however, beginning in January 2005, the Company adopted an economic hedging policy. The impact of hedging activities during the quarter ended September 30, 2005 was not material and the Company had no derivative instruments outstanding as of September 30, 2005. From time to time, the U.S. dollar has been volatile relative to foreign currencies, particularly the Euro. Therefore, Lionbridge has experienced exchange rate gains or losses as a result of fluctuations in assets and liabilities and changes in revenue and expense mix in various subsidiaries operating in non-U.S. dollar denominated functional currencies. If Lionbridge is unsuccessful in reducing foreign currency exchange rate risk, Lionbridge may experience additional foreign currency fluctuations which may significantly harm its revenue, cash flow and results of operations, as well as Lionbridge’s ability to maintain profitability as it continues to grow its business.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Lionbridge maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2005.

The Company acquired BGS on September 1, 2005. Management excluded from its assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15), the design and operation of the Company’s disclosure controls and procedures, related to the BGS operations and associated with $98.0 million of $143.9 million or 45.7% of the consolidated tangible assets of the Company, as of September 30, 2005, and total revenue of $18.5 million of the $138.6 million in revenue for the nine months ended September 30, 2005.

Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Consummation of the proposed settlement is conditioned upon approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to all proposed class members and scheduled a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds, as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. Lionbridge expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement.

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

Item 6.	Exhibits

(a) Exhibits.

2.1	Agreement and Plan of Merger, dated as of June 27, 2005, by and among Lionbridge Technologies, Inc., GGS Acquisition Corp., BGS Companies, Inc., Bowne & Co., Inc. and Bowne of New York City, LLC (filed as Exhibit 2.1 to Form 8-K on June 28, 2005 (File No. 000-26933) and incorporated herein by reference).

10.1	Lease dated as of December 15, 2004 between and Beijing Oriental Plaza co., Ltd. and Beijing Bowne Global Solutions Technology Co., Ltd.

10.2	Lease dated as of June 14, 2004 between and Azure 14th Street Corporation and Beijing Bowne Global Solutions II, Inc.

10.3	Sublease dated as of November 3, 2003 between Microsoft sp. z o.o. and Bowne Global Solutions sp. z o.o.

10.4	Lease dated as of January 1, 2004 between and Mitsubishi Estate Co., Ltd. and Bowne Global Solutions.

10.5	Lease dated as of December 2, 2003 between and Yu, Cheng-Huang and Bowne Global Solutions, Taiwan.

10.6	Lease dated as of October 1, 2005 between and Randal J. Stewart and Anne J. Stewart dba Palm Court Properties and VeriTest Inc.

10.7	Lease dated as of July 28, 2005 between and OP&F Stevenson Corporation and Lionbridge U.S., Inc.

10.8	Credit Agreement, dated as of September 1, 2005, by and among Lionbridge Technologies, Inc., Lionbridge Technologies Ireland, Lionbridge Technologies Holdings B.V., VeriTest, Inc., Lionbridge US, Inc., Mentorix Technologies Inc., Lionbridge Global Solutions Companies, Inc., Lionbridge Global Solutions Federal, Inc., Lionbridge Global Solutions II, Inc., Lionbridge Technologies B.V., the several banks and financial institutions as may become parties thereto and Wachovia Bank, National Association, as administrative agent for the several banks and financial institutions as may from time to time become parties thereto (filed as Exhibit 10.1 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.9	Security Agreement, dated as of September 1, 2005, by and among Lionbridge Technologies, Inc., each of the Domestic Subsidiaries from time to time a party thereto and Wachovia Bank, National Association, as administrative agent for the several banks and financial institutions as may from time to time become parties thereto (filed as Exhibit 10.2 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.10	Debenture, dated as of September 1, 2005, by and between Lionbridge Technologies Ireland and Wachovia Bank, National Association, as security agent for the Lenders (filed as Exhibit 10.3 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.11	Deed of Pledge of Shares by Lionbridge Global Solutions Companies, Inc. (filed as Exhibit 10.4 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.12	Deed of Pledge of Shares by Lionbridge of Europe B.V. (filed as Exhibit 10.5 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.13	Deed of Pledge of Shares by Lionbridge of Gibraltar B.V. (filed as Exhibit 10.6 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.14	Deed of Pledge of Shares by Lionbridge Technologies, Inc. (filed as Exhibit 10.7 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.15	Deed of Pledge of Shares by Lionbridge Holdings B.V. (filed as Exhibit 10.8 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.16	Pledge Agreement, dated as of September 1, 2005, by and among Lionbridge Technologies, Inc., each of the Domestic Subsidiaries from time to time a party thereto and Wachovia Bank, National Association, as administrative agent for the several banks and financial institutions as may from time to time become parties thereto (filed as Exhibit 10.9 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.17	Charge on Shares, dated as of September 1, 2005, by and between Lionbridge Technologies Holdings B.V. and Wachovia Bank, National Association, as security agent for the Lenders (filed as Exhibit 10.10 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.18	Charge on Shares, dated as of September 1, 2005, by and between VeriTest, Inc. and Wachovia Bank, National Association, as security agent for the Lenders (filed as Exhibit 10.11 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.19	Deed of Pledge of Accounts, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.12 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.20	Deed of Pledge of Movable Assets, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.13 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.21	Deed of Pledge of Intercompany Receivables, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.14 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.22	Deed of Pledge of Receivables, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.15 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.23	Deed of Pledge of Accounts, dated as of September 1, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.16 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.24	Deed of Pledge of Movable Assets, dated as of September 2, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.17 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.25	Deed of Pledge of Intercompany Receivables, dated as of September 2, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.18 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.26	Deed of Pledge of Receivables, dated as of September 2, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.19 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.27	Shareholder Agreement, dated as of September 1, 2005, by and among Bowne & Co., Inc., Bowne of New York City, LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.20 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

31.1	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/s/ STEPHEN J. LIFSHATZ
Stephen J. Lifshatz
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: November 9, 2005

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of June 27, 2005, by and among Lionbridge Technologies, Inc., GGS Acquisition Corp., BGS Companies, Inc., Bowne & Co., Inc. and Bowne of New York City, LLC (filed as Exhibit 2.1 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.1	Lease dated as of December 15, 2004 between and Beijing Oriental Plaza co., Ltd. and Beijing Bowne Global Solutions Technology Co., Ltd.

10.2	Lease dated as of June 14, 2004 between and Azure 14th Street Corporation and Beijing Bowne Global Solutions II, Inc.

10.3	Sublease dated as of November 3, 2003 between Microsoft sp. z o.o. and Bowne Global Solutions sp. z o.o.

10.4	Lease dated as of January 1, 2004 between and Mitsubishi Estate Co., Ltd. and Bowne Global Solutions.

10.5	Lease dated as of December 2, 2003 between and Yu, Cheng-Huang and Bowne Global Solutions, Taiwan.

10.6	Lease dated as of October 1, 2005 between and Randal J. Stewart and Anne J. Stewart dba Palm Court Properties and VeriTest Inc.

10.7	Lease dated as of July 28, 2005 between and OP&F Stevenson Corporation and Lionbridge U.S., Inc.

10.8	Credit Agreement, dated as of September 1, 2005, by and among Lionbridge Technologies, Inc., Lionbridge Technologies Ireland, Lionbridge Technologies Holdings B.V., VeriTest, Inc., Lionbridge US, Inc., Mentorix Technologies Inc., Lionbridge Global Solutions Companies, Inc., Lionbridge Global Solutions Federal, Inc., Lionbridge Global Solutions II, Inc., Lionbridge Technologies B.V., the several banks and financial institutions as may become parties thereto and Wachovia Bank, National Association, as administrative agent for the several banks and financial institutions as may from time to time become parties thereto (filed as Exhibit 10.1 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.9	Security Agreement, dated as of September 1, 2005, by and among Lionbridge Technologies, Inc., each of the Domestic Subsidiaries from time to time a party thereto and Wachovia Bank, National Association, as administrative agent for the several banks and financial institutions as may from time to time become parties thereto (filed as Exhibit 10.2 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.10	Debenture, dated as of September 1, 2005, by and between Lionbridge Technologies Ireland and Wachovia Bank, National Association, as security agent for the Lenders (filed as Exhibit 10.3 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.11	Deed of Pledge of Shares by Lionbridge Global Solutions Companies, Inc. (filed as Exhibit 10.4 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.12	Deed of Pledge of Shares by Lionbridge of Europe B.V. (filed as Exhibit 10.5 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.13	Deed of Pledge of Shares by Lionbridge of Gibraltar B.V. (filed as Exhibit 10.6 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.14	Deed of Pledge of Shares by Lionbridge Technologies, Inc. (filed as Exhibit 10.7 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.15	Deed of Pledge of Shares by Lionbridge Holdings B.V. (filed as Exhibit 10.8 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.16	Pledge Agreement, dated as of September 1, 2005, by and among Lionbridge Technologies, Inc., each of the Domestic Subsidiaries from time to time a party thereto and Wachovia Bank, National Association, as administrative agent for the several banks and financial institutions as may from time to time become parties thereto (filed as Exhibit 10.9 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.17	Charge on Shares, dated as of September 1, 2005, by and between Lionbridge Technologies Holdings B.V. and Wachovia Bank, National Association, as security agent for the Lenders (filed as Exhibit 10.10 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.18	Charge on Shares, dated as of September 1, 2005, by and between VeriTest, Inc. and Wachovia Bank, National Association, as security agent for the Lenders (filed as Exhibit 10.11 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.19	Deed of Pledge of Accounts, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.12 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.20	Deed of Pledge of Movable Assets, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.13 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.21	Deed of Pledge of Intercompany Receivables, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.14 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.22	Deed of Pledge of Receivables, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.15 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.23	Deed of Pledge of Accounts, dated as of September 1, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.16 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.24	Deed of Pledge of Movable Assets, dated as of September 2, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.17 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.25	Deed of Pledge of Intercompany Receivables, dated as of September 2, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.18 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.26	Deed of Pledge of Receivables, dated as of September 2, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.19 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.27	Shareholder Agreement, dated as of September 1, 2005, by and among Bowne & Co., Inc., Bowne of New York City, LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.20 to Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

31.1	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement.