Form 10-K
period 2005-12-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2006-03-16
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Common Stock, $.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2 (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2005, was approximately $210.3 million (based on the closing price of the registrant’s Common Stock on June 30, 2005, of $6.78 per share).

The number of shares outstanding of the registrant’s $.01 par value Common Stock as of February 28, 2006 was 59,573,283.

DOCUMENTS INCORPORATED BY REFERENCE

Lionbridge intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2005. Portions of such proxy statement are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2005

PART I

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties. Lionbridge makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 1A “Risk Factors.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Unless the context otherwise requires, all references to “Lionbridge,” “we,” “our,” “us” or “our company” in this Annual Report on Form 10-K refer to Lionbridge Technologies, Inc., a Delaware corporation, and its subsidiaries.

Item 1.	Business

About Lionbridge

Lionbridge is a leading provider of globalization and testing services that enable clients to develop, release, manage and maintain their enterprise content and technology applications globally. Globalization is the process of adapting content and products to meet the language and cultural requirements of users throughout the world. Globalization also includes the development and maintenance of content and applications. Testing is the process of ensuring the quality, interoperability, usability and performance of clients’ software, hardware, consumer technology products, websites and content. Testing also includes product certification. Lionbridge offers its testing services under the VeriTest brand.

Lionbridge provides a suite of globalization, testing and development services to businesses, particularly in the technology, consumer products, life sciences, publishing, financial services, manufacturing, government, automotive and retail industries. Lionbridge’s solutions include product and content globalization, software and hardware testing, application development and maintenance, content and eLearning courseware development, product certification and competitive analysis. Lionbridge’s services enable global organizations to increase market penetration and speed time to market of global content and products, enhance return on enterprise application investments, increase workforce productivity and reduce costs. Lionbridge provides the following core benefits to clients:

Global Scale.    With approximately 4,000 employees worldwide, Lionbridge operates globalization, testing and development solution centers in 25 countries. Lionbridge leverages its global resources and proven program management capabilities to provide client delivery teams that are designed to have the optimal technical, linguistic and industry expertise and skills to meet each client’s specific needs. Lionbridge’s global infrastructure enables Lionbridge to deliver high-value, cost-effective services and to meet its clients’ budgetary and geographic requirements.

Hosted Internet-based Language Management Technology.    Lionbridge globalization services utilize an internet-architected language technology platform. This platform includes a suite of applications that streamline the translation process and increase linguistic quality and consistency. This increased efficiency lowers translation costs, thereby affording clients greater freedom to be creative when preparing their source materials. A core component of this platform is Lionbridge’s Logoport technology, an internet-architected, hosted translation memory application that manages previously translated words, phrases and glossaries in real time and simplifies translation management. This advanced, industry standard-compatible application makes it easier for translators around the world to collaborate, share knowledge, and deliver consistent, high-quality results while enabling clients to better manage their language assets through the Lionbridge-hosted managed service platform.

Lionbridge is also adding workflow capabilities and integrating portal and machine translation technology, into a comprehensive language management platform called Freeway. This comprehensive hosted infrastructure is enabling Lionbridge to provide clients with high quality globalization services and highly efficient centralized language management processes.

Integrated Full-Service Offering.    Lionbridge is able to serve as an outsourcing partner throughout a client’s product and content lifecycle from development and globalization to testing through maintenance. Clients can rely on Lionbridge’s comprehensive globalization services to develop, release and maintain their global content and technology applications for their customers, partners and employees throughout the world. Lionbridge’s testing services enable clients to improve product quality and reduce downstream support costs. This unified suite of solutions allows Lionbridge to serve as its clients’ single outsource provider for developing, releasing, testing and maintaining multilingual content and technology across global end markets. By outsourcing to a large-scale provider, organizations are able to focus on their core competencies, drive process improvements and speed the process of communicating large amounts of information to customers and employees throughout their global organization.

Recent Developments.    On September 1, 2005, Lionbridge completed its acquisition of Bowne Global Solutions (BGS), the globalization division of Bowne & Co., Inc. BGS was a Lionbridge competitor and the largest provider in the globalization services industry with total revenue of approximately $223 million in 2004, which was $69 million greater than Lionbridge’s revenue for the same period. BGS’s worldwide presence, language expertise and broadly diversified customer base complement Lionbridge’s advanced language technology and its comprehensive development and testing services. This combination creates a company with greater global scale, innovation and resources, and enables Lionbridge to further diversify its customer base by adding customers in the automotive, financial services and government sectors. As a result, Lionbridge can utilize its existing global infrastructure and technology to serve a larger customer base. In addition, as a result of Lionbridge’s acquisition of BGS, Lionbridge now provides interpretation services to government organizations and businesses that require human interpreters for non-English speaking individuals.

Lionbridge is a corporation, which was incorporated in Delaware in September 1996. Its principal executive offices are located at 1050 Winter Street, Waltham, Massachusetts 02451, its telephone number is (781) 434-6000, and its Web site is www.lionbridge.com. Lionbridge makes available, free of charge, on its Web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

Lionbridge Services

Lionbridge provides a full suite of globalization, testing and interpretation services. Our services include the following:

Globalization Services

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

As an example, Lionbridge provides localization services for a global mobile communications provider that releases dozens of new communication devices and related applications in more than 80 languages every year.

Lionbridge localizes and tests software and related documentation, user interfaces and help screens. The Lionbridge process is integrated with and essential to the client’s worldwide product release cycle. As a result, Lionbridge believes that it is reducing the time required for its client’s new products to reach international markets and reducing the client’s global release costs while increasing its customer satisfaction worldwide.

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

For example, Lionbridge is managing frequently changing content for a client’s global online search website and its online advertising program. Lionbridge is automating the process of extracting English language content from the client, routing it through translation memory technology and workflow processes and publishing the translated content directly to the client in an automated manner. As a result of this streamlined process, Lionbridge estimates that it is saving this client significant time and cost associated with the ongoing management of its multilingual search website and advertising programs.

Application Development and Maintenance (ADM).    To support clients’ global product releases, Lionbridge offers a scalable application development and maintenance solution that includes custom software development, application maintenance and code modernization. Core to this solution is Lionbridge’s global team approach that combines program managers either onsite at the client’s operation with application development and maintenance professionals located in service centers in India, Ireland and China. This global delivery model leverages Lionbridge’s worldwide infrastructure and enables Lionbridge to offer a high-quality, low-cost application development and maintenance solution that Lionbridge believes optimizes clients’ existing resources and reduces their cost of supporting business and IT applications.

For example, for a Fortune 500 provider of managed care and specialty healthcare insurance services, Lionbridge is modernizing several of the company’s back-end applications by migrating the applications to a newer, more flexible technology platform. Concurrently, Lionbridge is enhancing and maintaining the client’s legacy systems with a combination of onsite program management and offshore code development, support and maintenance. Lionbridge believes that by using ADM services, the client will be able to better manage the deployment of new information technology systems and more cost-effectively manage its legacy claims processing, billing and other business-critical applications.

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

For example, Lionbridge is working with a global publishing company to develop content and technology applications for the company’s education curricula. Lionbridge is creating and converting multimedia courseware, maintaining and updating web-based instructions and ensuring that the content adheres to local, state and national standards for each of the client’s international end markets. This multi-year engagement involves a dedicated team of content development, software engineering and program management personnel that work both onsite at the client and offshore at Lionbridge’s solution center in Mumbai, India. Lionbridge believes that this integrated solution is enabling our client to reduce its costs and shorten time to market for its eLearning platforms.

Globalization Services Delivery.    By integrating language technology and skills, global resources, content creation expertise and application development capabilities, Lionbridge provides a unified approach to developing, releasing and maintaining multilingual content and technology applications and offers a high-return solution for worldwide delivery and support.

Lionbridge maintains long-term, strategic relationships with an extensive network of third-party individual, local-country translators, including independent agencies and freelance professionals. Lionbridge also directly employs linguistic engineers, publishers, editors and translators. Lionbridge uses a combination of translation software as well as internal and external translators for its globalization services. This global network of employees and third-party translators allows Lionbridge to provide client delivery teams that have the appropriate combination of linguistic, technology and industry domain expertise, and local country presence, to meet each client’s specific needs. This flexible and scalable model also enables Lionbridge to manage large, complex client engagements while minimizing its fixed costs.

Lionbridge globalization services incorporate Lionbridge’s advanced internet-based language platform. Lionbridge’s technology platform supports efficient, high quality globalization and includes a collaboration portal for all project participants, a repository connector to select, extract and route content for localization, process automation tools, and Lionbridge’s Logoport technology, an internet-architected, hosted translation memory application that simplifies translation management. This advanced application makes it easier for translators to collaborate, share knowledge, and deliver consistent, high-quality results. Lionbridge believes that this application enables clients to better manage their language assets on a real-time basis. Lionbridge’s technology solution increases the quality of multilingual content, enables the globalization process to be more efficient and minimizes translation costs as client programs grow in scope and duration. This technology-based approach to client programs allows Lionbridge to increase its opportunities for recurring clients and enhances its ability for margin growth.

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

Lionbridge conducts globalization, testing and ADM services at its India facilities in Mumbai and Chennai. Lionbridge’s Mumbai, India operation has attained the Software Engineering Institute’s (SEI) Capability Maturity Model (CMM) Level 5 rating, the highest possible CMM rating from the SEI, a research and development center chartered to improve software engineering practices. Several of Lionbridge’s operations are also registered as ISO-9000 and ISO-9001 facilities.

Testing Services

Lionbridge provides a variety of testing, competitive analysis and certification services to its clients. Lionbridge’s testing services are offered under the VeriTest brand.

Testing.    Lionbridge’s VeriTest services include performance testing, quality assurance, usability testing, globalization testing, certification and competitive analysis. Performance testing is the process of determining whether a website or application will perform and function appropriately when high usage levels occur, either through an increase in the number of users accessing the website or application, or through an increase in the complexity of activity conducted on the site or application at a given time. VeriTest quality assurance services verify that a client’s hardware, software, website, or internal application does not have bugs, glitches, or oversights that could impact the functionality, compatibility, interoperability or performance of that application. VeriTest usability testing is the process of determining the extent to which a client’s hardware, software, website, or internal application meets users’ expectations for ease of use. VeriTest globalization testing determines whether the product is ready for global release by ensuring that locale-dependent functions work as intended within the local hardware and software environment of the end user.

Product Certification.    VeriTest services include product certification programs for many leading software, hardware and telecommunications companies, including Microsoft, Cingular, Novell, HP and EMC. These sponsoring companies retain VeriTest to develop and administer test criteria that independent software vendors must satisfy before they may display the sponsor’s logo (such as Microsoft’s Certified for Windows® Server) on their products. These certification tests confirm that software vendors’ applications properly interact with those of the platform vendor.

Interpretation Services

Lionbridge provides interpretation services for government and business organizations that require experienced linguists to facilitate communication. Lionbridge provides interpretation communication services in more than 360 languages and dialects, including onsite interpretation, over-the-phone interpretation and interpreter testing, training, and assessment services.

For one government organization, Lionbridge provides telephonic interpretation services, onsite interpretation services and translation services during interviews of individuals seeking asylum or protection from removal to their home countries. As a result, Lionbridge believes that this government organization can promote greater reliability in understanding and evaluating claims. For a large healthcare information service provider, Lionbridge provides interpretation services that link patients with interpreters who translate the confidential communications between the patients and healthcare providers. Lionbridge believes that this enables the healthcare information provider to effectively and efficiently service its non-English speaking users which total approximately 500 per month.

See Note 12 of Notes to Consolidated Financial Statements included as part of Item 15 of this Form 10-K for financial information relating to Lionbridge’s operating segments and geographic areas of operation.

Sales and Marketing

Substantially all of Lionbridge’s revenue has been generated through its dedicated direct sales force. Lionbridge currently has 126 direct sales professionals based in the United States, Europe, Asia and India who sell the full range of Lionbridge services. The Lionbridge sales approach involves planning for an organization’s unique ongoing requirements, including future versions of products, and ongoing support, maintenance, and training, related to both technology products and content.

Clients

Lionbridge clients are predominantly Global 2000 companies in the technology, consumer, retail, industrial, life sciences, financial services and manufacturing industries. Lionbridge provided services in excess of $25,000 to approximately 485 clients worldwide for the year ended December 31, 2005. The following companies are representative Lionbridge clients, each of whom purchased more than $1.0 million in services from Lionbridge in the year ended December 31, 2005:

Adobe	EMC	Motorola
Alcatel	European Trade Commission	Nestle
AOL	General Electric	Nokia
Beverly Enterprises	Google	Novell
Canon	HP	Oracle
Computer Associates	IBM	Pearson
Creo, Inc.	Lexmark	PTC
Documentum	Merck	Seiko-Epson
Department Of Justice	Microsoft

In 2005, Microsoft accounted for 20% of total revenue. In 2004, HP and Microsoft each accounted for 17% of total revenue. In 2003, HP and Microsoft accounted for 19% and 17% of total revenue, respectively. No other client individually accounted for more than 10% of revenue in 2003. Lionbridge’s ten largest clients accounted for 51%, 59% and 55% of revenue in 2005, 2004 and 2003, respectively.

Competition

Lionbridge provides a broad range of solutions for worldwide deployment of technology and content to its clients. The market for its services is highly fragmented, and Lionbridge has many competitors. Additionally, many potential customers address their globalization requirements through in-house capabilities, while others outsource their globalization needs, most often to regional vendors of translation services with specific subject matter or language expertise, or utilize technology-based translation solutions. Lionbridge’s current competitors include the following:

•	Existing and prospective clients’ internal globalization and testing departments;

•	Localization or translation services providers such as SDL plc, Symbio, Translations.com, Morovia, and The Big Word and the multiple regional vendors of translation services specializing in specific languages in various geographic areas;

•	Independent testing labs providing testing and logo certification services such as AppLaps, Symbio, and RelQ; and

•	Information Technology consulting and software development and services organizations such as Tata Consultancy Services, Wipro Ltd. and Infosys Technologies and Patni, Inc. that provide outsourced Application Development and Management and testing services.

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

Intellectual Property Rights

Lionbridge’s success is dependent, in part, upon its proprietary methodologies and practices, including its Rapid Globalization Methodology and Structured Testing Methodology, its Elcano, Freeway and Logoport technologies, its proprietary testing practices and methodologies, and other intellectual property rights. Lionbridge has patents or patent applications pending relating to its language automation translation memory engine and believes that the duration of these patents is adequate relative to the expected lives of their applications. Lionbridge relies on a combination of trade secret, license, nondisclosure and other contractual agreements, and copyright and trademark laws to protect its intellectual property rights. Existing trade secret and copyright laws afford Lionbridge only limited protection. Lionbridge enters into confidentiality agreements with its employees, contractors and clients, and limits access to and distribution of Lionbridge’s proprietary information. Lionbridge cannot assure that these arrangements will be adequate to deter misappropriation of its proprietary information or that it will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Human Resources

As of December 31, 2005, Lionbridge had 3,921 full-time equivalent employees. Of these, 3,317 were consulting and service delivery professionals and 604 were management and administrative personnel performing sales, operations, marketing, process and technology, research and development, finance, accounting, and administrative functions.

Following the acquisition of BGS, Lionbridge initiated a realignment of its organizational structure to yield cost savings and improve operational efficiencies while maintaining a high level of customer satisfaction. Lionbridge expects to continue these efforts over the course of 2006. In addition, Lionbridge is committed to employee training and retention. Key organizational development initiatives include ongoing technical and project management classes as well as career path management and guidance.

A large number of Lionbridge’s employees are eligible to participate in Lionbridge’s stock option program and in its employee stock purchase program.

As part of the acquisition of BGS, Lionbridge now has employees in Norway who are represented by a labor union, and there are works councils in the Netherlands, France, Germany, Denmark, Finland, and Spain. Lionbridge has never experienced a work stoppage and believes that its employee relations are good.

Item 1A.	Risk Factors

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

Lionbridge’s reliance on a small number of large clients and the delay or reduction of its clients’ product releases and production schedules or the loss of, or reduction in revenue from, a major client could negatively affect Lionbridge’s revenue and results of operations.

A significant portion of Lionbridge’s revenue is linked to the product release cycles and production schedules of its clients, and, in particular, to certain key clients. As a result, Lionbridge performs varying amounts of work for specific clients from year to year based on their product release cycles and production schedules. A major client in one year may not have use for a similar level of Lionbridge’s services in another year. For example, one of our large technology customers, HP, purchased significantly less services from us during 2005, as compared to 2004, thereby contributing to our overall decline in revenues in 2005. Revenues attributable to this client were down 32% for the standalone Lionbridge business for the year ended December 31, 2005, as compared to the corresponding period of 2004. In addition, Lionbridge derives a significant portion of its revenues from large projects and programs for a limited number of large clients. For the years ended December 31, 2005 and 2004, Lionbridge’s largest client accounted for 20% and 19% of its revenue, respectively, and its five largest clients accounted for approximately 40% and 49% of its revenue, respectively. As a result, the loss of any major client or a significant reduction in a large project’s scope could materially reduce Lionbridge’s revenue and cash flow, and adversely affect its ability to maintain profitability.

Volatility and expense reduction initiatives in the technology market could affect Lionbridge’s ability to achieve operating goals.

A substantial portion of Lionbridge’s revenue is derived from companies in the technology industry, an intensely competitive and volatile market sector. Many technology companies have experienced severe slowdowns in their businesses and operations. In addition, as the industry has matured, many technology companies have implemented cost containment and expense reduction initiatives with vendors and suppliers. Declines in the overall performance of the technology sector and these vendor expense management initiatives have in the past and could in the future adversely affect demand for Lionbridge’s services and reduce its revenues and margins from technology customers.

Pursuing and completing potential acquisitions could divert management attention and financial resources and may not produce the desired business results.

As part of its growth strategy, Lionbridge intends to continue pursuing and making selected acquisitions of complementary businesses. Lionbridge does not have specific personnel dedicated solely to pursuing and making acquisitions. As a result, if Lionbridge pursues any acquisition, its management, in addition to their operational responsibilities, could spend a significant amount of time and management and financial resources to pursue and integrate the acquired business with its existing business. To fund the purchase price of an acquisition, Lionbridge might use capital stock, cash or a combination of both. Alternatively, Lionbridge may borrow money from a bank or other lender. If it uses capital stock, Lionbridge’s stockholders will experience dilution. If it uses cash or debt financing, Lionbridge’s financial liquidity may be reduced. In addition, from an accounting perspective, an acquisition may involve amortization of significant amounts of other intangible assets that could adversely affect Lionbridge’s ability to maintain profitability.

Despite the investment of these management and financial resources, an acquisition, including our recent acquisition of BGS, may not produce the revenue, earnings or business synergies that Lionbridge anticipated for a variety of reasons, including:

•	difficulties in the assimilation of the operations, technologies, services, products and personnel of the acquired company;

•	failure of acquired technologies and services to perform as expected;

•	risks of entering markets in which Lionbridge has no, or limited, prior experience;

•	effects of any undisclosed or potential legal or tax liabilities of the acquired company;

•	compliance with additional laws, rules or regulations that Lionbridge may become subject to as a result of an acquisition that might restrict Lionbridge’s ability to operate; and

•	the loss of key employees of the acquired company.

Lionbridge may not be able to successfully address these problems. Lionbridge’s future operating results may depend to a significant degree on Lionbridge’s ability to successfully integrate acquisitions and manage operations while controlling expenses and cash outflows.

Lionbridge may have difficulty in identifying and competing for acquisition opportunities.

Lionbridge’s business strategy includes the pursuit of strategic acquisitions. While Lionbridge currently does not have commitments or agreements with respect to any acquisitions, it regularly explores potential acquisitions of strategically complementary businesses or operations. Lionbridge may not be able to identify suitable acquisition candidates and it can expect to face competition from other companies for potential acquisition candidates, making it more difficult to acquire suitable companies on favorable terms.

Lionbridge’s results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.

Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 57% and 45% of its costs and expenses for the years ended December 31, 2005 and 2004, respectively, were denominated in foreign currencies. In addition, 18% and 6% of the Company’s assets were subject to foreign currency exchange fluctuations as of December 31, 2005 and 2004, respectively, while 23% and 22% of its liabilities were subject to foreign currency exchange fluctuations as of December 31, 2005 and 2004, respectively. The principal foreign currencies applicable to our business are the Euro, the Yen and the Indian Rupee. In addition, Lionbridge has assets and liabilities denominated in U.S. dollars in foreign countries. As a result, Lionbridge is exposed to foreign currency exchange fluctuations. Although Lionbridge has not historically tried to reduce its exposure to exchange rate fluctuations by using hedging transactions, it has recently begun to make use of financial hedging techniques to mitigate the effect of such foreign currency volatility. Lionbridge cannot assure you that any financial hedging will substantially mitigate its exposure to exchange rate fluctuations. From time to time, the U.S. dollar has been volatile relative to foreign currencies, particularly the Euro and the Yen. As a result, Lionbridge has experienced exchange rate gains or losses as a result of fluctuations in assets and liabilities and changes in revenue and expense mix in various subsidiaries operating in non-U.S. dollar denominated functional currencies. If Lionbridge is unsuccessful in reducing foreign currency exchange rate risk, Lionbridge may experience additional foreign currency fluctuations which may have negatively impact its revenue, cash flow and results of operations.

Lionbridge may not be able to successfully integrate BGS or to achieve the anticipated benefits of the BGS acquisition.

The integration of BGS into Lionbridge involves a number of risks and presents financial, managerial and operational challenges, including high tax rates attributable to BGS’s historical structure. In particular, we may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from BGS without diverting the attention of management and other personnel from revenue generating activities. We may also face difficulties in retaining and growing certain BGS customer relationships. Failure to successfully integrate BGS may have a material adverse effect on our business, financial condition and results of operations.

Lionbridge may be required to remediate material weaknesses in internal controls over financial reporting relating to the BGS business.

In April 2005, the management of Bowne & Co., Inc., the company of which the BGS business was a part before we acquired it in September 2005, disclosed in an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (10-K/ A), that it had identified material weaknesses in its internal controls related to the BGS business, impacting Bowne & Co., Inc.’s financial statements for the years ended December 31, 2002 and 2003 and for each of the quarters ended March 31, June 30 and September 30, 2004. These identified material weaknesses related to (1) the lack of sufficient reconciliation and review controls over its purchase accounting adjustments and (2) the lack of sufficient reconciliation and review controls over the determination of legal entity profitability, income tax expense and related income tax accounts. Under SEC rules and regulations, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically with respect to the BGS business, the 10-K/ A reported that the lack of sufficient reconciliation and review controls over purchase accounting adjustments for the BGS business resulted in a failure to properly eliminate depreciation expense for an acquired entity, and the lack of sufficient reconciliation and review controls over the determination of legal entity profitability for the BGS business resulted in the incorrect allocation of consolidated income to certain legal entities and the determination of income tax expense and the related income tax accounts within the BGS business. The 10-K/ A also noted that subsequent to December 31, 2004, management had taken certain actions to remediate these material weaknesses.

As part of the integration of BGS, we must perform our own testing of the BGS internal controls over financial reporting to allow our management and our independent registered public accounting firm to report on the effectiveness of the internal control over financial reporting related to the BGS operations, as required by Section 404 of the Sarbanes-Oxley Act. We anticipate completing our testing by the end of 2006. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in internal controls over financial reporting, either those described in the preceding paragraph or others, that are deemed to be material weaknesses with respect to our financial statements, a finding which could cause a decline in our stock price and subject us to sanctions from the SEC and the Nasdaq National Market.

Potential fluctuations in Lionbridge’s quarterly results make financial forecasting difficult and could affect its common stock trading price.

As a result of fluctuations in Lionbridge’s revenues tied to foreign currency fluctuations, its clients’ activities and release cycles, the three-to nine-month length of its typical sales cycle, historical growth, acquisition activity, the emerging nature of the markets in which it competes, global economic conditions and other factors outside its control, Lionbridge believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful. You should not rely on the results of any one quarter as an indication of Lionbridge’s future performance. Lionbridge may not experience revenue increases in future years comparable to the revenue increases in some prior years. There have been quarters in the past in which Lionbridge’s results of operations have fallen below the expectations of securities analysts and investors and this may occur in the future. If in a future quarter Lionbridge’s results of operations were to fall below the expectations of securities analysts and investors, the trading price of its common stock would likely decline.

Goodwill and other intangible assets represent a significant portion of Lionbridge’s assets; any impairment of Lionbridge’s goodwill will adversely impact its net income.

At December 31, 2005, Lionbridge had goodwill and other intangible assets of approximately $176.6 million, net of accumulated amortization, which represented approximately 55.2% of its total assets. Lionbridge’s goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill carrying value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over a one to five-year period, with the exception of various customer relationships acquired in the BGS transaction that are amortized over a twelve-year period. In addition, Lionbridge will continue to incur non-cash charges in connection with the amortization of its intangible assets other than goodwill over the remaining useful lives of such assets. Future determinations of significant write-offs of goodwill as a result of an impairment test or any accelerated amortization of other intangible assets could have a significant impact on Lionbridge’s net income and affect its ability to maintain profitability.

If Lionbridge does not respond to future advances in technology and changes in customer demands, its business and results of operations may be adversely affected.

The demand for Lionbridge’s services will be substantially affected, in large part, by future advances in technology and changes in customer demands. Lionbridge’s success will also depend on its ability to address the increasingly sophisticated and varied needs of its existing and prospective clients. Lionbridge cannot assure you that there will be a demand for its services in the future. Lionbridge’s success in servicing its clients will be largely dependent on its development of strategic business solutions and methodologies in response to technological advances and client preferences. For example, Lionbridge’s services are based on a hosted internet-based language technology platform, a core component of which is Lionbridge’s Logoport technology. Logoport was recently acquired by Lionbridge, and if existing and potential customers do not migrate to the Logoport platform, Lionbridge may not be able to successfully service and retain its clients.

Lionbridge may be unable to continue to grow at its historical growth rates or to manage its growth effectively.

Growth is a key component of increasing the value of Lionbridge. Since its inception, Lionbridge’s business has grown significantly and it anticipates additional future growth. Recently, Lionbridge focused some of its expansion efforts on leveraging the Lionbridge India solution center while concurrently restructuring certain European operations. This realignment has placed and may continue to place significant demands on management and operational resources. In order to manage growth effectively, Lionbridge must continue to evolve its operational systems. Additional growth, as well as the BGS acquisition, may further strain Lionbridge’s management and operational resources. As a result of these concerns, Lionbridge cannot be sure that it will continue to grow, or, if it does grow, that it will be able to maintain its overall historical growth rate.

Lionbridge’s business may be harmed by defects or errors in the services it provides to its clients.

Many of the services Lionbridge provides are critical to its clients’ businesses. While Lionbridge maintains general liability insurance, including coverage for errors and omissions, defects or errors in the services it provides could interrupt its clients’ abilities to provide services to their end users resulting in delayed or lost client revenue. This could damage Lionbridge’s reputation through negative publicity, make it difficult to attract new, and retain existing, customers and cause customers to terminate their contracts and seek damages. Lionbridge may incur additional costs to correct errors or defects. Lionbridge cannot assure you that its general liability and errors and omissions insurance coverage will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claims.

If Lionbridge fails to hire and retain professional staff, its ability to obtain and complete its projects could suffer.

Lionbridge’s potential failure to hire and retain qualified employees could impair its ability to complete existing projects and bid for or obtain new projects and, as a result, could have a material adverse effect on its business and revenue. Lionbridge’s ability to grow and increase its market share largely depends on its ability to hire, train, retain and manage highly skilled employees, including project managers and technical, sales and marketing personnel. In addition, Lionbridge must ensure that its employees maintain their technical expertise and business skills. Lionbridge cannot assure you that it will be able to attract a sufficient number of qualified employees or that it will successfully train and manage the employees it hires to allow Lionbridge to carry out its operating plan.

Difficulties presented by international economic, political, legal, health, accounting and business factors could negatively affect Lionbridge’s business in international markets.

A strategic advantage of Lionbridge’s operations is its ability to conduct business in international markets. As a result, Lionbridge’s business is subject to political and economic fluctuations in various countries and to more cost-intensive social insurance and employment laws and regulations, particularly in Europe. In addition, as Lionbridge continues to employ and retain personnel throughout the world and to comply with various employment laws, it may face difficulties in integrating such personnel on a cost-efficient basis. As Lionbridge aligns its worldwide workforce, it may face difficulties and expense in reducing its workforce in certain high cost countries and regions, including Europe. To date, Lionbridge has been able to successfully staff its international operations, but if Lionbridge continues to expand its operations, it may become more difficult to manage its international business. Lionbridge conducts business and has operations and clients throughout the world. In addition, Lionbridge’s ability to engage individual interpreters and translators as contractors rather than employees may be impacted by changes in employment laws, regulations and interpretations in certain jurisdictions, which may expose Lionbridge to additional costs and expenses. Lionbridge’s and its clients’ abilities to conduct business may also be affected by wars, political unrest, terrorism, natural disasters or the impact of diseases such as avian influenza. Furthermore, as a result of operating in international markets, Lionbridge is subject to longer payment cycles from many of its customers and may experience greater difficulties in timely accounts receivable collections. If Lionbridge fails to manage these operations successfully, its ability to service its clients and grow its business will be seriously impeded.

Lionbridge competes in highly competitive markets.

The markets for Lionbridge’s services are very competitive. Lionbridge cannot assure you that it will compete successfully against its competitors in the future. If Lionbridge fails to be competitive with these companies in the future, it may lose market share and its revenue could decline.

There are relatively few barriers preventing companies from competing with Lionbridge. Although Lionbridge owns proprietary technology, Lionbridge does not own any patented or other technology that, by itself, precludes or inhibits others from entering its market. As a result, new market entrants also pose a threat to Lionbridge’s business. In addition to Lionbridge’s existing competitors, Lionbridge may face further competition in the future from companies that do not currently offer globalization or testing services. Lionbridge may also face competition from internal globalization and testing departments of Global 2000 and large emerging companies. Technology companies, information technology services companies, business process outsourcing companies, web consulting firms, technical support call centers, hosting companies and content management providers may choose to broaden their range of services to include globalization or testing as they expand their operations internationally. Lionbridge cannot assure you that it will be able to compete effectively with potential future competitors.

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

The intellectual property of Lionbridge’s customers may be damaged, misappropriated, stolen or lost while in Lionbridge’s possession, subjecting it to litigation and other adverse consequences.

In the course of providing globalization and testing services to Lionbridge’s customers, Lionbridge takes possession of or is granted access to certain intellectual property of such customers, including unreleased versions of software and source code. In the event such intellectual property is damaged, misappropriated, stolen or lost, Lionbridge could suffer:

•	claims under indemnification provisions in customer agreements or other liability for damages;

•	delayed or lost revenue due to adverse customer reaction;

•	negative publicity; and

•	litigation that could be costly and time consuming.

Lionbridge has an accumulated deficit and may not be able to continue to operate profitably.

For the years ended December 31, 2005, 2004 and 2003, Lionbridge achieved operating profits of $1.3 million, $7.2 million, and $7.5 million, respectively. However, prior to 2003, since inception, Lionbridge incurred substantial losses and may incur losses in the future. Lionbridge has an accumulated deficit of $102.8 million as of December 31, 2005. Lionbridge intends to continue to invest in internal expansion, infrastructure, select acquisitions and its sales and marketing efforts. Lionbridge cannot assure you that it will continue to operate profitably in the future.

Item 2.	Properties

Lionbridge maintains operational service centers and sales offices in North America, Latin America, Europe and Asia. Lionbridge’s headquarters and principal administrative, finance, legal, sales and marketing, investor relations and information technology operations are located in leased office space in Waltham, Massachusetts. Lionbridge’s operational facilities are under leases of various terms. Its principal operational facilities are located as follows:

•	United States—Bellevue, Washington; Boise, Idaho; Boulder, Colorado; Ft. Collins, Colorado; Framingham, Massachusetts; New York, New York; Washington, D.C.; Los Angeles, California; and Oakdale, Minnesota

•	South America—Rio de Janeiro, Brazil; Sao Paulo, Brazil; and Santiago, Chile

•	Canada—Montreal

•	Europe—Amsterdam, the Netherlands; Bergen, Norway; Bristol, UK; Coventry, UK; Fareham, UK; Luton, UK; Brussels, Belgium; Copenhagen, Denmark; Dublin, Ireland; Galway, Ireland; Ballina, Ireland; Espoo, Finland; Tampere, Finland; Gothenburg, Sweden; Lisbon, Portugal; Madrid, Spain; Munich, Germany, Sindelfingen, Germany; Wuppertal, Germany; Paris, France; Valbonne, France; Rome, Italy; Warsaw, Poland; and Zilina, Slovakia

•	Asia—Beijing, China; Singapore; Seoul, South Korea; Taipei, Taiwan; and Yokohama, Japan

•	India—Mumbai and Chennai

Item 3.	Legal Proceedings

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

In June 2003, Lionbridge elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against Lionbridge and against any other of the issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against underwriter defendants, and the litigation as against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied.

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

Consummation of the proposed settlement is conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to all class members and scheduled a fairness hearing for April 24, 2006, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement. If the proposed settlement described above is not consummated, Lionbridge intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, the Company believes that the underwriters may have an obligation to indemnify Lionbridge for the legal fees and other costs of defending this suit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

On November 10, 2005, the Company held a Special Meeting of Stockholders.

At the meeting the stockholders approved the adoption of the Company’s 2005 Stock Incentive Plan (Plan). 36,035,304 shares were cast for approval of the Plan; 9,259,012 shares were cast against approval of the Plan; 1,126,965 shares abstained and there were 7,112,415 broker non-votes.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 28, 2006, there were 632 holders of record of Lionbridge’s common stock. Lionbridge’s common stock is listed and traded on the Nasdaq National Market under the symbol “LIOX”.

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

	High	Low
2005
First Quarter	$7.00	$5.25
Second Quarter	$7.19	$3.87
Third Quarter	$7.79	$6.33
Fourth Quarter	$7.43	$5.88

2004
First Quarter	$10.45	$7.03
Second Quarter	$10.95	$6.67
Third Quarter	$8.91	$5.72
Fourth Quarter	$9.02	$4.42

During 2005, the Company purchased 14,523 restricted shares from certain employees, to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the year ended December 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
August 1, 2005 – August 31, 2005	4,451	$6.59
September 1, 2005 – September 30, 2005	2,426	$6.85
December 1, 2005 – December 31, 2005	7,646	$6.77

	14,523

In addition, upon the termination of employees during the year ended December 31, 2005, 96,233 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the year ended December 31, 2005:

Period	Total Number of Shares Forfeited
February 1, 2005 – February 28, 2005	3,375
June 1, 2005 – June 30, 2005	2,244
August 1, 2005 – August 31, 2005	250
September 1, 2005 – September 30, 2005	84,274
October 1, 2005 – October 31, 2005	3,250
December 1, 2005 – December 31, 2005	2,840

96,233

Lionbridge has not paid any cash dividends on its common stock and currently intends to retain any future earnings for use in its business.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 have been derived from the audited consolidated financial statements of Lionbridge which appear as part of Item 15 of this Form 10-K. The selected consolidated financial data as of December 31, 2003, 2002, and 2001 and for the years ended December 31, 2002 and 2001 have been derived from audited consolidated financial statements of Lionbridge that are not included in this Form 10-K.

The historical results presented are not necessarily indicative of future results. Moreover, on September 1, 2005, Lionbridge acquired BGS. As a result, revenue and operating expenses for the year ended December 31, 2005 increased substantially, as more fully discussed in Item 7. As a result of these increases, comparison of the year ended December 31, 2005 to prior years is less useful. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$236,262	$154,101	$141,706	$118,319	$101,204
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	153,878	95,787	85,859	71,272	63,123
Sales and marketing	20,473	14,278	12,983	11,600	11,342
General and administrative	45,647	30,478	29,666	29,396	30,521
Research and development	1,643	392	613	1,194	2,297
Depreciation and amortization	3,525	2,928	3,298	3,027	3,861
Amortization of acquisition-related intangible assets	2,791	127	470	528	6,651
Merger, restructuring and other charges	5,448	2,313	943	—	2,853
Stock-based compensation	1,581	632	421	851	565

Total operating expenses	234,986	146,935	134,253	117,868	121,213

Income (loss) from operations	1,276	7,166	7,453	451	(20,009)
Interest expense:
Interest on outstanding debt	2,556	—	1,893	3,189	2,453
Accretion of discount on debt and deferred financing costs	310	—	356	610	839
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	—	2,139	—	—
Interest income	519	385	89	35	127
Other (income) expense, net	587	(100)	288	1,534	838

Income (loss) before income taxes	(1,658)	7,651	2,866	(4,847)	(24,012)
Provision for (benefit from) income taxes	2,255	511	334	(62)	439

Net income (loss)	$(3,913)	$7,140	$2,532	$(4,785)	$(24,451)

Net income (loss) per share:(1)
Basic	$(0.08)	$0.15	$0.07	$(0.15)	$(0.83)
Diluted	$(0.08)	$0.14	$0.06	$(0.15)	$(0.83)
Weighted average number of shares outstanding:
Basic	50,515	46,548	37,406	31,632	29,528
Diluted	50,515	49,361	40,551	31,632	29,528

(1)	See Note 2 to Lionbridge’s consolidated financial statements for an explanation of the basis used to calculate net income (loss) per share.

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$25,147	$38,450	$29,496	$10,916	$11,711
Working capital	57,182	49,961	38,838	6,734	2,248
Total assets	319,977	113,388	105,990	58,164	54,747
Long-term debt, less current portion and discounts	90,268	—	—	24,728	17,318
Capital lease obligations, less current portion	177	15	167	110	67
Stockholders’ equity	149,735	87,466	77,630	1,714	3,448

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements which involve risks and uncertainties. Lionbridge makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described above in Item 1A “Risk Factors.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Item 7, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

Founded in 1996, Lionbridge is a leading provider of globalization and testing services that enable clients to develop, release, manage and maintain their enterprise content and technology applications globally. Globalization is the process of adapting content and products to meet the linguistic, technical and cultural requirements of users throughout the world. Globalization also includes the development and maintenance of content and applications. Testing is the process of ensuring the quality, interoperability, usability and performance of clients’ software, hardware, consumer technology products, websites and content. Testing also includes product certification. Lionbridge offers its testing services under the VeriTest brand.

Lionbridge provides a suite of globalization, testing and development services to businesses, particularly in the technology, consumer products, life sciences, publishing, financial services, manufacturing, government, automotive and retail industries. Lionbridge’s solutions include product and content globalization, content and eLearning courseware development, software and hardware testing, application development and maintenance, content and eLearning courseware development, interpretation, product certification and competitive analysis.

On September 1, 2005, Lionbridge completed its acquisition of BGS, the globalization division of Bowne & Co., Inc. BGS was a Lionbridge competitor and the largest provider in the globalization services industry with total revenue of approximately $223.0 million in 2004, which was $69.0 million greater than Lionbridge’s revenue for the same period. BGS’s worldwide presence, language expertise and broadly diversified customer base complement Lionbridge’s advanced language technology and its comprehensive development and testing services. In addition, as a result of Lionbridge’s acquisition of BGS, Lionbridge now provides interpretation services to government organizations and businesses that require human interpreters for non-English speaking individuals.

In 2005, Lionbridge’s operating profit was $1.3 million with a net loss of $3.9 million. In 2004 and 2003, Lionbridge’s operating profit was $7.2 million and $7.5 million, respectively, and net income was $7.1 million and $2.5 million, respectively. In 2002, Lionbridge’s operating profit was $451,000 with a net loss of $4.8 million. Prior to 2002, the Company experienced operating losses, as well as net losses, for each year of its operations and, as of December 31, 2005 Lionbridge had an accumulated deficit of $102.8 million.

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

Revenue Recognition.    Lionbridge recognizes revenue as services are performed and amounts are earned in accordance with the Securities and Exchange Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Lionbridge considers amounts to be earned when (1) persuasive evidence of an arrangement has been obtained; (2) services are delivered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

Lionbridge’s revenue is recorded from the provision of services to customers for content development, product and content globalization, interpretation, software and hardware testing, product certification and application development and maintenance.

Content development, software and hardware testing, interpretations and application development and maintenance projects are normally time and expense priced contracts, and revenue is recognized using a time and expense basis over the period of performance, primarily based on labor costs incurred to date.

Product and content globalization and product certification projects are fixed price contracts and revenue is recognized as services are delivered. Depending on specific contractual provisions and nature of the deliverable, revenue may be recognized on a proportional performance model based on level of effort, as milestones are achieved or when final deliverables have been met. Amounts billed in excess of revenue recognized are recorded as deferred revenue.

The delivery of Lionbridge’s product and content globalization services involve, and is dependent on, the translation of content by subcontractors and in-house employees. As the time and cost to translate each word of content within a project is relatively uniform, labor input is reflective of the delivery of the contracted service and an appropriate metric for the measurement of proportional performance in delivering such services. The use of a proportional performance assessment of service delivery requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, anticipated increases in employee wages and prices for subcontractor services, and the availability of subcontractor services. When adjustments in estimated project costs are identified, anticipated losses, if any, are recognized in the period in which they are determined.

Lionbridge’s product and content globalization agreements with its customers may provide the customer with a fixed and limited time period following delivery during which Lionbridge will attempt to address any non-

conformity to previously agreed upon objective specifications relating to the work, either in the form of a limited acceptance period or a post-delivery warranty period. Management believes recognition of revenue at the time the services are delivered is appropriate, because its obligations under such provisions are limited in time, limited in scope, and historically have not involved significant costs. In the future, if the post delivery acceptance or warranty provisions become more complex or include subjective acceptance criteria, Lionbridge may have to revise its revenue recognition policy appropriately, which could affect the timing of revenue recognition.

Lionbridge provides integrated full-service offerings throughout a client’s product and content lifecycle, including Globalization and Testing services. Such offerings may include the delivery of a combination of one or more of our service offerings in one arrangement and are governed by the Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In these arrangements where the Globalization or Testing services have standalone value to the customer, and we have evidence of fair value for the services, we bifurcate the total arrangement into two units of accounting In instances where we are unable to bifurcate a project, direct and incremental costs are deferred and recognized together with the service revenue upon delivery. The determination of fair value requires us to use significant judgment. Lionbridge determines the fair value of service revenues based upon our recent pricing for those services when sold separately and/or prevailing market rates for similar services.

Revenue includes reimbursement of travel and out-of-pocket expenses with equivalent amounts of expense recorded in cost of revenue.

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

Business Combinations.    In the event that Lionbridge completes a business combination where the purchase method of accounting is used as required by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the Company allocates the purchase price paid to the assets of the business acquired, including intangible assets, and the liabilities assumed based on their estimated fair values, with any amount of excess purchase price recorded as goodwill. Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets which typically comprise acquired customer contracts and relationships and acquired technology. The valuation of purchased intangible assets is principally based upon estimates of the future performance and cash flows from the acquired business. If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations.

Valuation of Goodwill and Other Intangible Assets.    Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that Lionbridge considers important which could trigger an impairment review include: significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. When Lionbridge determines that the carrying value of intangibles and goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company measures any impairment using projected discounted cash flow models. In addition in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment on an annual basis. During 2005 and 2004, the Company performed its annual test of goodwill to determine if there was an impairment. These tests determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was required to be recorded related to the Company’s annual impairment testing in either year. Estimating future cash flows requires management to make projections that can differ materially from actual results.

Provision for Income Taxes.    Lionbridge is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing its consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made to determine likelihood that any deferred tax asset will be utilized to offset taxable income. To the extent that Lionbridge determines that it is more likely than not that its deferred tax assets will not be utilized, a valuation allowance is established. A change in taxable income in future periods that is significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense.

Acquisitions

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2005 have resulted in the cumulative recognition of approximately $204.0 million of goodwill and other intangible assets on its balance sheet. Other acquired intangible assets are amortized over periods ranging from one to twelve years.

Acquisitions in the three year period ended December 31, 2005 were as follows:

On September 1, 2005, Lionbridge completed the acquisition of BGS pursuant to the terms of an Agreement and Plan of Merger dated as of June 27, 2005. After the acquisition, BGS became a wholly owned subsidiary of Lionbridge At the closing, each share of common stock of BGS was automatically converted into the right to receive a portion of the acquisition consideration. To fund a portion of the purchase price for its acquisition of BGS, the Company entered into a Credit Agreement (Credit Agreement) dated as of September 1, 2005, together with certain of its U.S. and non-U.S. subsidiaries, the several banks and financial institutions as may become parties to the Credit Agreement (Lenders) and Wachovia Bank, National Association, as administrative agent for the Lenders (Wachovia). The Credit Agreement provides for a five-year $25.0 million revolving credit facility and a six-year $100.0 million term facility.

The BGS acquisition was accounted for using the purchase method of accounting. The total purchase price was $188.4 million, consisting of a cash payment of $128.5 million made at the closing, 9.4 million shares of Lionbridge’s common stock with a fair market value of $56.5 million, and an additional $3.4 million of direct acquisition costs. The market price used to value the Lionbridge shares issued as partial consideration for BGS was $6.01. This represents the 5 day average closing price of the stock during the period beginning two days before and ending two days after June 28, 2005, the first trading day of the Company’s common stock following announcement of the acquisition on June 27, 2005. Lionbridge borrowed $2.5 million under the revolving credit facility component of the Credit Agreement and $97.7 million (net of $2.3 million of debt financing fees) under the term facility component of the Credit Agreement, which amounts were used to pay a portion of the cash consideration at the closing.

Logoport Software GmbH

On February 1, 2005, Lionbridge acquired all of the capital stock of Logoport Software GmbH (Logoport). Total purchase consideration included a cash payment of $750,000 made at closing and an additional $87,000 of acquisition costs. In addition, the purchase agreement provides for certain contingent payments totaling $550,000 to be made by Lionbridge over a two-year period, dependent on the continued employment of the former owner of Logoport who, as a Lionbridge employee, will continue to develop certain acquired technology for Lionbridge’s internal use. The total purchase price of $837,000 was allocated to acquired technology and is being amortized over a seven-year life. Lionbridge has recorded no goodwill as a result of this acquisition. During the year ended December 31, 2005, according to the terms of the purchase agreement, Lionbridge made contingent payments of $305,000 to the former owner of Logoport which were capitalized as internal use software and are being amortized over a seven-year life. It is anticipated that the future payments will also be capitalized as internal use software and amortized over a seven-year life as such amounts would be considered compensation payable to the former owner for the continued development of the Lionbridge’s internal use software.

In September 2003, Lionbridge acquired all of the capital stock of Mentorix Technologies, Inc., a California corporation, and its Mumbai, India based subsidiary, Mentorix Learning Technologies Pvt. Ltd. (collectively, Mentorix), an application code developer and eLearning content provider. The acquisition was accounted for using the purchase method of accounting. Total purchase consideration was $28.7 million, consisting of cash payments of $28.2 million made at closing and an additional $520,000 of direct acquisition costs. In connection with the acquisition, Lionbridge recorded $20.4 million of goodwill. Additionally, the Company recorded $110,000 in intangible assets associated with internally developed software. During 2004, goodwill recorded in connection with the acquisition of Mentorix was reduced by $78,000 due to the reversal of excess acquisition date accruals primarily for employee benefits. Through its acquisition of Mentorix, the Company expanded its application code development services and added eLearning content development capabilities.

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

Merger, Restructuring and Other Charges

In 2005, Lionbridge recorded $5.4 million of restructuring and other charges. Of this amount, $5.0 million was primarily related to the acquisition of BGS and was recorded in the six month period ended December 31, 2005 and $449,000 was recorded during the six months ended June 30, 2005. The $5.4 million recorded in the year ended December 31, 2005 included $1.2 million for anticipated losses on vacated facilities, $1.3 million for workforce reductions in Germany, France and the U.S., consisting of fifty technical, thirteen administrative and three sales staff and $35,000 for the impairment of long-lived assets recorded pursuant to the guidance in SFAS No. 146, “Accounting for Costs associated with Exit or Disposal Activities” and $2.8 million of other charges, principally professional services fees, related to the integration of BGS recorded pursuant to the guidance in Emerging Issues Task Force Abstract 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination” (EITF 95-3), and related literature. Of these charges, $2.5 million related to the Company’s Globalization segment, $61,000 to the Testing segment and $2.8 million related to Corporate and Other. Of the $3.6 million of cash payments in 2005, $3.4 million and $163,000 related to the Globalization and Testing segments, respectively, and $83,000 related to Corporate and Other.

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

Of the $2.3 million of restructuring and other charges recorded in the year ended December 31, 2004, $1.5 million related to the Company’s Globalization segment, $574,000 to the Testing segment and $240,000 to

Corporate and Other. Of the $1.7 million of cash payments in 2004, $1.2 million and $375,000 related to the Globalization and Testing segments, respectively, and $121,000 was incurred in Corporate and Other.

Restructuring charges of $943,000 were recorded in the year ended December 31, 2003. These charges relate to costs associated with workforce reductions in the United States, France, Ireland, Japan and China, consisting of twenty-five technical staff, one sales and marketing staff member and eight administrative staff. Of this amount, $906,000 related to the Company’s Globalization reporting segment and $37,000 to the Testing segment.

The following table summarizes the merger and restructuring reserve activity (excluding long-lived asset impairments and the $2.8 million of other charges related to the integration of BGS recorded in 2005) for the years ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003
Balance, beginning of the year	$784,000	$361,000	$871,000
Employee severance:
Merger and restructuring charges recorded (1)	1,329,000	1,441,000	943,000
Revisions of estimated liabilities	—	(45,000)	(14,000)
Reclassification	—	—	(68,000)
Reserves acquired and recorded on business combinations (2)	1,864,000	—	—
Cash payments related to reserves acquired and recorded on business combinations	(1,306,000)	—	—
Cash payments related to reserves recorded on exit or disposal activities	(1,430,000)	(1,321,000)	(610,000)

	457,000	75,000	251,000

Vacated facility/lease termination:
Merger and restructuring charges recorded (1)	1,246,000	726,000	—
Revisions of estimated liabilities	—	—	(284,000)
Reserves acquired and recorded on business combinations (2)	2,548,000	—	—
Cash payments related to reserves acquired and recorded on business combinations	(290,000)	—	—
Cash payments related to reserves recorded on exit or disposal activities	(535,000)	(378,000)	(477,000)

	2,969,000	348,000	(761,000)

Balance, end of the year	$4,210,000	$784,000	$361,000

(1)	Charges recorded pursuant to the guidance in SFAS No. 146
(2)	Reserves recorded pursuant to the guidance EITF 95-3, and related literature

Lionbridge recorded $45,000 in revisions of estimated liabilities in the year ended December 31, 2004 which related to employee severance and related items, due to the reversal of excess accruals for employee termination costs previously estimated and recorded as part of its restructuring plan related to the acquisition and integration of Mentorix.

Lionbridge recorded $14,000 in revisions of estimated liabilities in the year ended December 31, 2003 which related to employee severance and related items, due to the reversal of excess accruals for employee termination costs previously estimated and recorded in connection with its May 2000 acquisition of INTL.com and July 2002 acquisition of eTesting Labs. These accruals had been initially recorded in accordance EITF 95-3, and related literature.

Lionbridge recorded $284,000 in revisions of lease termination costs and other charges in the year ended December 31, 2003, resulting from the renegotiation and termination of leases for vacated facilities in the United States obtained in connection with the Data Dimensions and eTesting Labs acquisitions in June 2001 and July

2002, respectively. Lionbridge had originally established these reserves in accordance with EITF 95-3. The resulting credit from these revisions was recorded as a reduction to goodwill previously recognized. The reserves initially established in connection with the acquisition of Data Dimensions were based on the Company’s expectations of future lease costs on vacant facilities, adjusted for sub-lease income. In May 2003, after the premises had been vacant for twenty-three months, the Company was able to negotiate an early termination of one of the lease arrangements such that future lease costs were less than originally anticipated. The reserve initially established in connection with the acquisition of eTesting Labs was based on the Company’s expectations of future lease costs for a vacant facility, as well as other facility exit costs. The Company was able to exit and turn over the property sooner and under more favorable terms than initially anticipated. These favorable negotiations and events had not been anticipated by the Company at the time the original reserves were recorded, and resulted in the revisions of estimated liabilities recorded.

At December 31, 2005, the consolidated balance sheet includes accruals totaling $4.2 million primarily related to employee terminations costs and vacated facilities. Lionbridge currently anticipates that $3.0 million of this will be fully utilized in 2006. The remaining $1.2 million relates to lease obligations on unused facilities expiring through 2008 and is included in long-term liabilities.

Non-Cash Charges

Stock-Based Compensation

Lionbridge recorded deferred compensation of approximately $3.8 million in 1999, representing the difference between the exercise price of stock options granted to employees and the fair market value for accounting purposes of the underlying common stock at the date of the grant. This deferred compensation has been amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $2.7 million had been amortized and $1.1 million had been reversed due to forfeitures of the underlying options at December 31, 2004. The amortization of deferred compensation was recorded as an operating expense and totaled $106,000 for the year ended December 31, 2003.

In 2002, Lionbridge recorded deferred compensation of $537,000, representing the fair market value of 298,500 shares of restricted common stock issued to certain employees at that time. These restricted shares vest ratably after one and two years of continued employment with the Company. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. The deferred compensation has been amortized over the two-year period during which the transfer and sale restrictions on the common stock lapsed. The amortization of deferred compensation was recorded as an operating expense and totaled $239,000 for the year ended December 31, 2003.

In 2003, Lionbridge recorded deferred compensation of $1.3 million representing the fair market value of 156,000 shares of restricted common stock issued to certain employees during the year. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. Restrictions on disposition lapse ratably over four years from the dates of grant on each anniversary date. The deferred compensation is being amortized over the four-year period during which the restrictions on the common stock lapse. Unamortized deferred compensation of $423,000 and $271,000 representing the fair market value of 37,500 and 30, 000 shares of restricted common stock issued to employees, at that time, was reversed upon the separation of certain employees, during the years ended December 31, 2004 and 2005, respectively. The amortization of this deferred compensation is recorded as an operating expense and totaled $96,000, $229,000 and $76,000 for the years ended December 31, 2005, 2004 and 2003, respectively, net of reversals of $56,000 and $ 76,000 of amortization previously recorded in relation to the 37,500 and 30,000 shares of restricted common stock forfeited during 2004 and 2005, respectively.

In 2004, Lionbridge recorded deferred compensation of $1.9 million, representing the fair market value of 244,648 shares of restricted common stock issued to certain employees at various grant dates during the year.

The deferred compensation is being amortized over periods, ranging from eighteen month, to five years, during which the restrictions on the common stock lapse. Of this, deferred compensation of $1.4 million, representing the fair market value of 171,887 shares of restricted common stock units was issued to the Company’s Chief Executive Officer. Restrictions on disposition, of this grant lapse over five years from the date of grant on the third, fourth and fifth anniversary of grant date. The deferred compensation is being amortized over the five-year period during which the restrictions on the common stock lapse. The amortization of this deferred compensation is recorded as an operating expense and totaled $504,000 and $403,000 for the years ended December 31, 2005 and 2004, respectively.

In 2005, the Company recorded deferred compensation of $4.3 million, representing the fair market value of 725,236 shares of restricted common stock issued to certain employees, at various grant dates during the course of the year. Restrictions on disposition lapse ratably over the vesting periods, as defined by each grant issued, and range from a period of eighteen months from the date of grant on each nine month anniversary date, to four years from the date of grant on each anniversary date. The deferred compensation is being amortized over periods, ranging from eighteen month, to four years, during which the restrictions on the common stock lapse. During the year ended December 31, 2005, unamortized deferred compensation of $273,000, representing the fair market value of 58,608 shares of restricted common stock issued to employees at that time, was reversed upon the separation of these employees. The amortization of this deferred compensation is recorded as an operating expense and totaled $981,000 for the year ended December 31, 2005, net of a reversal of $68,000 of amortization previously recorded in relation to the 58,608 shares of restricted common stock forfeited during the period.

Lionbridge currently expects to amortize the following remaining amounts of deferred compensation as of December 31, 2005 in the years ending:

Year ending December 31,
2006	$1,877,000
2007	1,262,000
2008	733,000
2009	285,000

$4,157,000

Discount on Debt

In June 2001, Lionbridge issued $5.0 million of subordinated debt with an original issue discount of $738,000 for the value attributable to a warrant to purchase 900,000 shares of common stock at a price of $0.80 per share, granted in connection with the debt financing. In June 2003, the holder exercised this warrant in full to purchase a total of 900,000 shares of common stock at an exercise price of $0.80 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 762,857 shares at a fair market value of $5.25 per share. The principal amount of $5.0 million under the original note was due on October 31, 2001, however, as a result of terms included in the original subordinated debt agreement, on October 31, 2001, the note automatically converted into a new note with essentially identical terms but with a principal amount of $8.0 million due on September 30, 2006. The $3.0 million discount on the new note was accreted as interest expense on a straight-line basis over the period from November 1, 2001 to July 31, 2003. Interest expense for the year ended December 31, 2003 included $356,000 of accretion of this debt discount. In August 2003, the Company repaid the principal balance of $8.0 million outstanding on this note. Due to the early extinguishment of this debt, the unamortized balance of the $3.0 million discount of $1.9 million was recorded as interest expense at the time of repayment.

Issuance of Warrants for Common Stock

In May 2002, terms of certain subordinated debt agreements with the holder of subordinated notes in the principal amount of $5.0 million were amended to extend the maturity date of the notes to April 30, 2004. In conjunction with the amendment, Lionbridge issued two seven-year warrants for the purchase of up to 400,000 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. One-quarter of the shares issuable under the warrants were vested at the time of issuance and the remaining shares vested ratably each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants, valued at $551,000 in the aggregate, were recorded as a deferred financing cost and were amortized as interest expense over the remaining term of the notes, resulting in interest expense of $161,000 for the year ended December 31, 2003. An incremental $207,000 was recognized as accelerated deferred financing costs in August 2003 upon early repayment of this debt. In June 2003, the holders exercised these warrants to purchase a total of 249,427 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 169,135 shares at a fair market value price of $5.25 per share. In August 2003, the holders exercised the remaining amount of shares issuable under these warrants to purchase an additional 37,355 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 29,004 shares at a fair market value of $7.56 per share.

In August 2002, terms of the subordinated debt agreements with holders of subordinated notes in the aggregate principal amount of $1.0 million were amended to extend the maturity date of the notes to July 31, 2003. In conjunction with the amendment, Lionbridge issued two seven-year warrants for the purchase of up to 50,612 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. One-quarter of the shares issuable under the warrants were vested at the time of issuance and the remaining shares vested ratably each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants, valued at $47,000 in the aggregate, had been recorded as a deferred financing cost and were amortized as interest expense over the remaining term of the notes, resulting in interest expense of $27,000 for the year ended December 31, 2003. The notes were repaid in full in August 2003. In September 2003, the holders exercised these warrants in full to purchase a total of 50,612 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 40,489 shares at a fair market value of $8.45 per share.

Executive Summary

During 2003 and 2004, Lionbridge implemented key elements of its strategy for market expansion and long-term growth. The Company built upon its code and content service offerings, expanded its offshore capabilities and developed an integrated services offering through its global infrastructure. During this period, the Company also increased revenue from its existing customers and broadened its customer base across diverse industries. In 2004, Lionbridge expanded its India-based solution center, providing the Company with a cost effective, highly-skilled delivery center to meet client needs for cost efficient and high quality offshore delivery. A more diverse customer base and a cost-efficient delivery infrastructure augment the Company’s globalization and testing solutions and allow the Company to expand its growth opportunities.

In 2005, Lionbridge commenced deployment of the industry’s first web-based language technology and significantly expanded its global scale with the successful acquisition and continued integration of BGS. These initiatives are enabling Lionbridge to address its clients’ growing requirements for integrated code and content services that are based on internet-acrhitected, cost-efficient delivery model.

Deploying Web-Based Language Technology

In 2005, Lionbridge transformed its business model with the development and deployment of Logoport, a Web-architected, on-demand, translation memory technology. As the backbone for the Company’s managed service model, Logoport allows Lionbridge to offer its clients all of the benefits of technology, without the cost or complexity. Deployed in early 2005, the Logoport system managed more than 110 million words and supported more than 4,800 users worldwide during the year, encompassing Lionbridge professionals, in-country translators and Lionbridge clients.

In 2006 Lionbridge plans to integrate Logoport with workflow and portal technology to create one centralized platform for managing localization. The Company plans to deploy this new platform called Freeway across all programs, customers and translators worldwide. By combining real-time, hosted language management with cost-efficient execution, Lionbridge believes it has a distinct competitive advantage in what it can offer its clients: accelerated time to market, greater efficiency and seamless global delivery.

Reaching Global Scale

Over the past ten years, Lionbridge has built a global infrastructure that optimizes its core globalization and testing service offerings. During this time, the Company has also expanded the scale and breadth of client solutions. Through the expansion of its operational infrastructure, through the deployment of technology and through its establishment of offshore delivery capabilities, Lionbridge has responded to its customers’ needs for a complete service offering that unifies content and application development, multilingual delivery, and testing services as one outsourcing program.

In 2005, the Company enhanced the scale and breadth of its global offerings with the acquisition of BGS, the globalization division of Bowne & Co., Inc. that Lionbridge acquired on September 1, 2005. This acquisition created the largest-scale globalization company in the world with approximately 4,000 employees in 25 countries worldwide. As a result of this acquisition, Lionbridge is able to apply its infrastructure of people, technology and expertise across a larger volume of activity.

Lionbridge acquired BGS to add scale and to benefit from the leveragable cost synergies of the combined Company. At the same time, Lionbridge believes that this greater scale will also enable Lionbridge to successfully secure new, larger-scale customer programs and expand the scale and scope of its relationships with existing clients.

By further deploying and enhancing its technology and by successfully enhancing the scale and breadth of its global service offerings, Lionbridge expects to drive additional operational efficiencies, to improve quality and productivity for its clients and to take advantage of new revenue and growth opportunities.

Financial Highlights

In 2005, Lionbridge grew its revenue to $236.3 million, mostly driven by $76.9 million attributable to the acquisition of BGS on September 1, 2005. The growth of the business during 2005 drove cash flow from operations of $8.8 million, and strengthened the Company’s working capital position , year-over-year.

In the fourth quarter of 2005, Lionbridge completed a public offering of 10.8 million shares of Lionbridge common stock. 9.4 million of these shares were sold by Bowne & Co., Inc., which sold its globalization division to Lionbridge, and 1.4 million shares were sold by the Company when the underwriters exercised their over-allotment option. The Company used the proceeds from the sale of its shares to pay down $7.5 million of its debt outstanding.

Revenue of $236.3 million for the year ended December 31, 2005 represents a 53.3% increase over 2004. Revenue from the Company’s globalization business grew by approximately 65.6% over the prior year, primarily due to approximately $69.8 million of revenue attributable to Lionbridge’s acquisition of BGS, and approximately $8.1 million, or 6.8%, attributable to organic growth. Also, $7.1 million of the increase year-on-year was due to four months of Interpretation revenue acquired from BGS. This increase was partially offset by a decrease of $2.8 million in Testing revenue, mostly due to a slowdown in demand for technology applications products from one of the Company’s largest customers.

Despite the impact on the business of integrating the acquisition of BGS, $5.4 million of restructuring and other charges, and $2.8 million of amortization of acquisition-related intangible assets, Lionbridge delivered $1.3 million of operating income in 2005.

In 2005, the Company took action on many cost reduction synergies, which it believes will benefit future profitability and demonstrate the leverage of the Company’s global infrastructure and the scalability of its business model.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenue.

	Year Ended December 31,
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	65.1	62.2	60.6
Sales and marketing	8.7	9.3	9.2
General and administrative	19.3	19.8	20.9
Research and development	0.7	0.3	0.4
Depreciation and amortization	1.5	1.9	2.3
Amortization of acquisition-related intangible assets	1.2	—	0.3
Merger, restructuring and other charges	2.3	1.5	0.7
Stock-based compensation	0.7	0.3	0.3

Total operating expenses	99.5	95.3	94.7

Income from operations	0.5	4.7	5.3
Interest expense:
Interest on outstanding debt	1.1	—	1.3
Accretion of discount on debt and deferred financing charges	0.1	—	0.3
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	—	1.5
Interest income	0.2	0.2	—
Other (income) expense, net	0.3	(0.1)	0.2

Income (loss) before income taxes	(0.7)	5.0	2.0
Provision for income taxes	1.0	0.4	0.2

Net income (loss)	(1.7)%	4.6%	1.8%

Revenue.    The following table shows Globalization ,Testing and Interpretation revenues in dollars and as a percentage of total revenue for the years ended December 31, 2005, 2004 and 2003, respectively:

	2005		2004		2003
Globalization	$196,454,000	83%	$118,612,000	77%	$102,358,000	72%
Testing	32,720,000	14%	35,489,000	23%	39,348,000	28%
Interpretation	7,088,000	3%	—	—	—	—

Total revenue	$236,262,000	100%	$154,101,000	100%	$141,706,000	100%

In 2005, total revenue was $236.3 million, an increase of $82.2 million, or 53.3% from $154.1 million in 2004. The $82.2 million increase includes a Globalization revenue increase of $77.8 million and $7.1 million of revenue for four months of Interpretation, acquired from BGS, partially offset by a decrease of $2.8 million in Testing revenue. In 2004, total revenue was $154.1 million, an increase of $12.4 million, or 8.7% from $141.7 million in 2003. The $12.4 million increase includes a Globalization revenue increase of $16.3 million partially offset by a decrease of $3.9 million in Testing revenue.

Globalization revenue in 2005 increased $77.8 million, or 65.6% to $196.5 million from $118.6 million in 2004, primarily due to approximately $69.8 million of revenue attributable to Lionbridge’s acquisition of BGS, and approximately $8.1 million, or 6.8%, due to organic revenue growth principally from new engagements with customers outside of the Company’s traditional technology market sector, as well as a new engagement with a large enterprise software provider in 2005. Globalization revenue in 2004 increased $16.3 million, or 15.9% to $118.6 million from $102.4 million in 2003, primarily due to approximately $9.8 million attributable to Lionbridge’s acquisition of Mentorix in 2003, and approximately $6.5 million to organic growth.

Testing revenue in 2005 decreased to $32.7 million from $35.5 million in 2004, a decrease of $2.8 million, or 7.8%. This decrease in Testing revenue was primarily due to a slowdown in demand for technology applications and products from one of the Company’s largest customers. Testing revenue in 2004 decreased to $35.5 million from $39.3 million in 2003, a decrease of $3.9 million, or 9.8%. This decrease was due primarily to a general slow down in market demand for technology applications products and certification testing, and corresponding customer delays and cancellations of testing engagements.

Lionbridge’s ten largest customers accounted for 51% of revenue in 2005 as compared to 59% of revenue in 2004 and 55% of revenue in 2003.

Cost of Revenue.    Cost of revenue consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows Globalization, Testing and Interpretation cost of revenues, excluding depreciation and amortization, the percentage variance from the prior year and as a percentage of revenue for the years ended December 31, 2005, 2004 and 2003, respectively:

	2005	% Change 2004 to 2005	2004	% Change 2003 to 2004	2003
Globalization:
Cost of revenue	$129,670,000	73.2%	$74,852,000	13.0%	$66,260,000
Percentage of revenue	66.0%		63.1%		64.7%
Testing:
Cost of revenue	18,707,000	(10.6)%	20,935,000	6.8%	19,599,000
Percentage of revenue	57.2%		59.0%		49.8%
Interpretation:
Cost of revenue	5,501,000	100.0%	—		—
Percentage of revenue	77.6%		—		—

Total cost of revenue	$153,878,000		$95,787,000		$85,859,000

Percentage of revenue	65.1%		62.2%		60.6%

In 2005, as a percentage of revenue, cost of revenue increased to 65.1% as compared to 62.2% for 2004. For the year ended December 31, 2005, cost of revenue increased $58.1 million, or 60.6%, to $153.9 million as compared to $95.8 million for the prior year. Of the $58.1 million increase, approximately $50.7 million was in support of the $76.9 million incremental revenue attributable to Lionbridge’s acquisition of BGS and includes $5.5 million for four month’s cost of revenue for Interpretation for the year ended December 31, 2005. In 2004, cost of revenue, as a percentage of revenue, increased to 62.2% from 60.6% in 2003. Cost of revenue was $95.8 million in 2004, an increase of $9.9 million, or 11.6%, as compared to $85.9 million for 2003. The $9.9 million increase includes an increase in Globalization cost of revenue of $8.6 million and a $1.3 million increase in Testing cost of revenue.

Globalization cost of revenue as a percentage of revenue increased to 66.0% in 2005, as compared to 63.1% for 2004. This increase was due to work mix variations during the year and the startup of globalization services for new client engagements as compared to 2004. These cost increases included contractor costs for specialists on certain ADM and Content projects and increased costs for translation services for Localization projects, as compared to the corresponding period of the prior year. In 2004, Globalization cost of revenue as a percentage of revenue decreased to 63.1%, as compared to 64.7% for 2003, primarily due to the benefit of lower labor costs in India and restructuring activities focused in Europe. This decrease was partially offset by increased outsourcing costs resulting from variations in mix of localization services provided as compared to the prior year.

Globalization cost of revenue was $129.7 million for 2005, an increase of $54.8 million, or 73.2%, from $74.9 million in 2004. The Globalization cost of revenue includes $45.2 million of increased outsourcing costs and increased contract labor costs in support of the $69.8 million incremental revenue attributable to Lionbridge’s acquisition of BGS, with the remainder required to support the growth in related revenue. In 2004, Globalization cost of revenue increased $8.6 million, or 13.0%, to $74.9 million from $66.3 million in 2003. Approximately $4.0 million of the increase represents incremental costs related to the acquisition of Mentorix. The remainder relates primarily to increased labor and outsourcing costs required to support the growth in related revenue.

Testing cost of revenue decreased to 57.2% for 2005 as compared to 59.0% for 2004. This improvement was due to the favorable impact of cost savings resulting from restructuring activities, as the Company adjusted capacity to anticipated lower Testing revenue levels, and work mix and scope variations in testing services provided as compared to the prior year, and the benefit of lower labor costs in India, as more services are provided offshore. In 2004, Testing cost of revenue as a percentage of revenue increased to 59.0%, as compared to 49.8% for 2003. The increase was primarily the result of the unfavorable impact of under-utilized capacity caused by lower than anticipated Testing revenue during the period and certain costs incurred in the development of a testing consulting practice and the establishment in late 2003 of a storage solutions lab.

Testing cost of revenue was $18.7 million for 2005, a decrease of $2.2 million, or 10.6%, from $20.9 million in 2004, primarily reflecting lower revenue levels and the benefit of cost management and reductions, as noted above. In 2004, Testing cost of revenue increased $1.3 million, or 6.8%, to $20.9 million in 2004, from $19.6 million in 2003. This increase is primarily attributable to certain costs incurred in the development of a testing consulting practice and an on-site enterprise solution operation, as well as the establishment of a storage solutions lab.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, dollar variances as compared to the prior year and as a percentage of revenue for the years ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003
Total sales and marketing expenses	$20,473,000	$14,278,000	$12,983,000
Increase from prior year	6,195,000	1,295,000
Percentage of revenue	8.7%	9.3%	9.2%

In 2005, sales and marketing expenses increased 43.4% to $20.5 million from $14.3 million in 2004. This increase is primarily due to approximately $4.9 million of expense attributable to Lionbridge’s acquisition of BGS, with the remainder the result of increased employee-related expenses and travel costs incurred in the sales organization to support the remaining increase in Globalization revenue. In addition, this increase was also the result of higher associated variable compensation due to a larger percentage of revenue being derived from new customer programs and sales resources added to drive larger, offshore initiatives. As a percentage of revenue, sales and marketing expenses decreased to 8.7% in 2005 from 9.3% in 2004. This improvement is primarily as a result of the increased revenue levels year on year, partially offset by higher employee-related expenses and travel costs in the sales organization.

In 2004, sales and marketing costs increased $1.3 million, or 10.0%, to $14.3 million as compared to $13.0 million in 2003. The increase was primarily the result of increased employee-related expenses and travel costs incurred in support of the 8.7% increase in revenue during the period.

General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, dollar variances as compared to the prior year and as a percentage of revenue for the years ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003
Total general and administrative expenses	$45,647,000	$30,478,000	$29,666,000
Increase from prior year	15,169,000	812,000
Percentage of revenue	19.3%	19.8%	20.9%

In 2005, general and administrative expenses increased $15.2 million to $45.6 million from $30.5 million in 2004. The increase was primarily the result of approximately $14.0 million of expense attributable to Lionbridge’s acquisition of BGS, with the remainder the result of higher employee, professional fees and certain other costs incurred in the second half of 2005 in connection with the acquisition. As a percentage of revenue, general and administrative expenses decreased to 19.3% in 2005 as compared to 19.8% in 2004. The percentage of revenue improved year over year, as the increased expenses noted above were more than offset by the benefit of lower employee and facility costs in 2005, reflecting the benefit of restructuring activities primarily related to the integration of the BGS acquisition and the India operation, as well as the impact of the increase in revenue year on year.

In 2004, general and administrative expenses increased $812,000 to $30.5 million, from $29.7 million in 2003. The increase is primarily due to $1.6 million of incremental costs related to the acquisition of Mentorix and approximately $525,000 of fees and travel expenses incurred in relation to compliance with the Sarbanes-Oxley Act of 2002. These increases were partially offset by lower consulting fees and insurance costs as compared to 2003, combined with approximately $534,000 incurred in 2003 for business reconfiguration expenses associated with the resizing of the Paris, France operations. As a percentage of revenue, general and administrative expenses decreased to 19.8% in 2004, as compared to 20.9% in 2003, due primarily to the items noted above as well as the impact of the increase in revenue from period to period.

Research and Development.    Research and development expenses relate primarily to Logoport and Freeway technologies used in the globalization process and the research and development of a Globalization Management System. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expenses in dollars, dollar variances as compared to the prior year, and as a percentage of revenue for the years ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003
Total research and development expenses	$1,643,000	$392,000	$613,000
Increase (decrease) from prior year	1,251,000	(221,000)
Percentage of revenue	0.7%	0.3%	0.4%

Research and development expense increased approximately 319% to $1.6 million in 2005 from $392,000 in 2004. This increase is primarily attributable to research and development costs incurred in development of a web-based hosted language management technology platform and to a lesser degree attributable to additional research and development activities acquired from BGS. In 2004, research and development expense decreased 36.1% to $392,000 from $613,000 in 2003, primarily due to the establishment of a research and development center in India and the movement of certain research and development activities to this center, providing a lower research and development cost in 2004, as compared to 2003.

Depreciation and Amortization.    Depreciation and amortization consist primarily of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, dollar variances as compared to the prior year, and as a percentage of revenue for the years ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003
Total depreciation and amortization expense	$3,525,000	$2,928,000	$3,298,000
Increase (decrease) from prior year	597,000	(370,000)
Percentage of revenue	1.5%	1.9%	2.3%

Depreciation and amortization expense increased $597,000, or 20.4%, to $3.5 million, as compared to $2.9 million in 2004. This increase includes approximately $1.4 million of expense attributable to Lionbridge’s acquisition of BGS, partially offset by the decrease in depreciation and amortization expense as a result of the culmination of depreciable lives in 2005 of certain assets acquired in prior years. In 2004, depreciation and amortization expense decreased $370,000, or 11.2%, to $2.9 million, as compared to $3.3 million in 2003, also due to the culmination of depreciable lives in 2004 of certain assets acquired in prior years.

Interest Expense.    Interest expense represents interest paid or payable on debt, the amortization of deferred financing costs and the accretion of discounts on debt. The following table shows interest expense (excluding the accelerated recognition of discount and deferred financing costs in 2003) in dollars, dollar variances as compared to the prior year, and as a percentage of revenue for the years ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003
Total interest expense	$2,866,000	$—	$2,249,000
Increase (decrease) from prior year	2,866,000	(2,249,000)
Percentage of revenue	1.2%	—	1.6%

Interest expense of $2.9 million in 2005 primarily represents interest paid or payable on debt and the amortization of deferred financing costs on the original $100.0 million term facility entered into by the Company in the third quarter of 2005 to fund a portion of the purchase price for its acquisition of BGS. During the fourth quarter of 2005, the Company used a portion of the net proceeds from a follow-on public offering of common stock to pay down $7.5 million of its outstanding debt. There was no outstanding debt in 2004.

Other Expense, Net.    Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $587,000 in other expense, net in 2005, as compared to $100,000 in other income, net in 2004, and $288,000 in other expense, net in 2003.

Provision for Income Taxes.    The following table shows the provision for income taxes and the effective income tax rate for the years ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003
Provision for income taxes	$2,255,000	$511,000	$334,000
Effective income tax rate	(136.0)%	6.7%	11.7%

The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions and the increase to the valuation allowance against the Company’s net deferred tax asset position, excluding indefinite lived intangibles acquired during the year. The tax provision increased $1,744,000, or 341%, from 2004 to 2005. Approximately $800,000 of the increase relates to tax on profits from the acquired BGS business in 2005. Additionally, in 2005 approximately $500,000 of tax expense was provided in the Netherlands because no tax loss carry forwards were remaining. No tax expense was provided in the Netherlands in 2004. The remainder of the increase in the tax provision in 2005 is primarily related to a combination of the mix of countries that profits were earned in 2005 versus 2004 and the tax rates in effect in those countries.

The 2005 provision includes $545,000 in non-cash expenses resulting from the utilization of net operating loss carryforwards from business combinations. The benefit from Lionbridge’s utilization of net operating loss carryforwards in certain European countries during 2005 was recorded as a reduction of goodwill, rather than a tax benefit, since the deferred tax assets associated with these carryforwards had been fully reserved at the time Lionbridge acquired the business of BGS. Lionbridge recorded no tax benefit for the majority of losses generated in other jurisdictions during these periods due to the uncertainty of realizing any future benefit.

Quarterly Results of Operations

The following tables set forth unaudited consolidated quarterly financial data for the periods indicated. Lionbridge derived this data from its unaudited consolidated financial statements, and, in the opinion of management, they have been prepared on the same basis as Lionbridge’s audited consolidated financial statements for the years ended December 31, 2005 and 2004, and include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. The operating results for any quarter are not necessarily indicative of results for any future period. Moreover, on September 1, 2005, Lionbridge acquired BGS. As a result, revenue and operating expenses for the three month periods ending September 30, 2005 and December 31, 2005 increased substantially, as more fully discussed in this Item 7. As a result of these increases, comparison of the three month periods ending September 30, 2005 and December 31, 2005 to prior quarters is less useful.

	(Unaudited) (Amounts in thousands) Quarter Ended
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004
Revenue	$97,687	$58,417	$41,338	$38,820	$35,644	$37,630	$40,962	$39,865
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	63,195	38,195	26,453	26,035	22,365	24,292	24,559	24,571
Sales and marketing	7,531	5,078	4,051	3,813	3,578	3,443	3,673	3,584
General and administrative	18,547	11,472	7,913	7,715	7,202	7,466	7,660	8,150
Research and development	813	448	238	144	134	79	54	125
Depreciation and amortization	1,381	916	569	659	638	650	775	865
Amortization of acquisition-related intangible assets	2,143	630	9	9	9	10	9	99
Merger, restructuring and other charges	3,120	1,879	—	449	459	—	241	1,613
Stock-based compensation	431	331	503	316	213	176	124	119

Total operating expenses	97,161	58,949	39,736	39,140	34,598	36,116	37,095	39,126

Income (loss) from operations	526	(532)	1,602	(320)	1,046	1,514	3,867	739
Interest expense:
Interest on outstanding debt and deferred financing costs	1,927	629	—	—	—	—	—	—
Accretion of discount on debt	246	64	—	—	—	—	—	—
Interest income	36	147	156	180	117	109	74	85
Other (income) expense, net	119	246	160	62	(208)	41	29	38

Income (loss) before income taxes	(1,730)	(1,324)	1,598	(202)	1,371	1,582	3,912	786
Provision for income taxes	908	1,120	212	15	81	136	201	93

Net income (loss)	$(2,638)	$(2,444)	$1,386	$(217)	$1,290	$1,446	$3,711	$693

Net income (loss) per share of common stock:
Basic	$(0.05)	$(0.05)	$0.03	$0.00	$0.03	$0.03	$0.08	$0.01
Diluted	$(0.05)	$(0.05)	$0.03	$0.00	$0.03	$0.03	$0.08	$0.01
Weighted average number of shares outstanding:
Basic	57,428	50,362	47,067	46,950	46,766	46,606	46,496	46,365
Diluted	57,428	50,362	49,249	46,950	48,997	49,450	48,754	48,714

Lionbridge has experienced quarter-to-quarter variability in its revenue and operating profit. This variability is due to fluctuations in its clients’ release cycles, the length of its sales cycle, rapid growth, acquisitions, the emerging nature of the markets in which Lionbridge competes, global economic conditions, exchange rate fluctuations and other factors outside Lionbridge’s control. Lionbridge believes that quarter-to-quarter comparisons of results of operations are not necessarily meaningful. You should not rely on these comparisons as a measure of future performance.

Liquidity and Capital Resources

On September 1, 2005, Lionbridge replaced its revolving credit facility with HSBC Bank USA and Wachovia Bank (HSBC-Wachovia Facility) originally entered into in December 2004 with a credit facility with Wachovia Bank, National Association and Wachovia Capital Markets, LLC (Wachovia Facility). Under the Wachovia Facility, Lionbridge is able to borrow up to $125.0 million governed by certain financial covenants. Borrowings outstanding under the Wachovia Facility are collateralized by the U.S. assets of Lionbridge and its U.S. subsidiaries and stock of certain foreign subsidiaries. The Wachovia Facility is further divided into two sub-facilities, a Term Loan Facility (Term Loan) and a Revolving Loan Facility (Revolver). The Term Loan and Revolver bear interest at prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants.

The Term Loan had an aggregate outstanding principal amount of $92.5 million and an interest rate of 7.9% as of December 31, 2005. The principal amount of the Term Loan is payable in installments. The total Term Loan principal payments by fiscal period are as follows:

Year ending December 31,
2006	$927,318
2007	927,318
2008	927,318
2009	927,318
2010	22,719,298
Thereafter	66,071,430

$92,500,000

Additional contingent principal payments on the Term Loan and Revolver are also due based on a percentage of annual cash flow (as defined in the agreement) generation of the Company. These mandatory principal payments are payable within 90-days of the Company’s year-end. The percentage due is governed by certain financial covenants. There are no mandatory principal payments due under these covenants at December 31, 2005. Lionbridge has an interest payment of $1.8 million due on March 1, 2006. Future interest payments will be determined based on the interest rate and term elected by the Company. The proceeds from the Term Loan were used exclusively to fund the purchase of BGS, and were paid to Bowne and Co., Inc.

The Revolver had no outstanding borrowings as of December 31, 2005 and has a maturity date of September 1, 2010. At December 31, 2005, Lionbridge’s borrowing capacity was $14.5 million and the Company would have elected a 7.9% interest rate based on a 1-month LIBOR loan as of December 31, 2005 under the Revolver. Interest is payable in arrears to a maximum of three-month increments depending on the terms under which the Revolver loans are based.

In December 2005, Lionbridge completed a public offering of 10.8 million shares of Lionbridge common stock. 9.4 million of the shares were sold by Bowne & Co., Inc., which sold its globalization division to Lionbridge on September 1, 2005 and 1.4 million shares were sold by the Company when the underwriters exercised their over-allotment option. The Company used the proceeds from the sale of its shares to pay down $7.5 million of its debt outstanding under the Wachovia Facility.

In August 2003, Lionbridge issued 12,340,000 shares of its common stock in a follow-on public offering and received proceeds of $70.4 million (net of underwriting costs and other direct expenses). During the third quarter of 2003, the Company used a portion of the net proceeds from this sale to repay $6.0 million, and $8.0 million (inclusive of a $3.0 million discount on the note) of principal due under certain of the Company’s senior subordinated notes, and the outstanding principal amount under a promissory representing the repayment in full of all outstanding principal under such senior subordinated notes, and such promissory note, respectively.

In addition, the Company used a portion of the net proceeds from the August 2003 offering to repay, in full, $3.5 million and $750,000 of outstanding principal due under promissory notes held by former stockholders of INT’L.com, Inc., a company acquired by Lionbridge in May 2000, and a subordinated promissory note to a former stockholder of International Language Engineering, an obligation assumed in 1999 by Lionbridge’s wholly owned subsidiary, INT’L.com, respectively. In addition, the Company paid all amounts outstanding under its line of credit facility with Silicon Valley Bank.

The following table shows cash and cash equivalents, working capital, net cash provided by (used in) operating activities, net cash used in investing activities, and net cash provided by financing activities for the years ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003
Cash and cash equivalents	$25,147,000	$38,450,000	$29,496,000
Working capital	57,182,000	49,961,000	38,838,000
Net cash provided by (used in) operating activities	8,826,000	11,344,000	(1,606,000)
Net cash used in investing activities	(120,537,000)	(4,914,000)	(23,210,000)
Net cash provided by financing activities	99,735,000	1,417,000	42,785,000

Lionbridge’s working capital increased $7.2 million to $57.2 million at December 31, 2005 as compared to $50.0 million at December 31, 2004. The increase was primarily due to higher accounts receivable and work in process balances, partially offset by higher accounts payable, accrued expenses and lower cash. The increase was primarily due to the net impact of the BGS acquisition, and the remainder from the growth of the business year on year. As of December 31, 2005, cash and cash equivalents totaled $25.1 million, a decrease of $13.3 million from $38.5 million at December 31, 2004. This decrease was primarily due to the use of $31.9 million in cash to acquire BGS, partially offset by cash acquired of $11.5 million, cash generated by the business of $8.8 million and the conversion of $4.0 million of short term investments into cash. Accounts receivable and work in process at December 31, 2005 totaled $93.8 million, an increase of $63.5 million from $30.3 million at December 31, 2004. Of this increase, $55.0 million is attributable to the BGS acquisition. As of December 31, 2005, other current assets increased by $5.6 million from December 31, 2004, primarily attributable to the BGS acquisition and deferred financing charges related to the Company’s HSBC-Wachovia Facilty. Current liabilities totaled $69.2 million, an increase of $44.4 million from $24.8 million at December 31, 2004. Of this increase, $27.6 million is attributable to the BGS acquisition.

In 2004, Lionbridge’s working capital increased $11.1 million to $50.0 million at December 31, 2004 as compared to $38.8 million at December 31, 2003. The increase was primarily due to higher cash balances resulting from the growth and profitability of the business during 2004. As of December 31, 2004, cash totaled $38.5 million, an increase of $9.0 million from $29.5 million at December 31, 2003; accounts receivable and work in process totaled $30.3 million, a decrease of $3.0 million from $33.3 million at December 31, 2003; and other current assets decreased by $299,000, year-over-year. Current liabilities totaled $24.8 million, a decrease of $1.7 million from $26.4 million at December 31, 2003.

Net cash provided by operating activities was $8.8 million in 2005, as compared to $11.3 million in 2004. The primary source of cash in 2005 was a $7.3 million increase in accounts payable and accrued expenses, a $2.5 million increase in deferred revenue and a $5.6 million decrease in work-in-process, partially offset by other changes including a net loss of $3.9 million (net of $8.6 million in depreciation, amortization and other non-cash expenses), a $9.2 million increase in accounts receivable, and a $1.8 million increase in certain other operating assets.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the change in revenue, as previously noted, and the impact of the BGS acquisition. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

In 2004, net cash provided by operating activities was $11.3 million, as compared to net cash used in operations of $1.6 million in 2003. The primary source of cash in 2004 was the growth and profitability of the business, including net income of $7.1 million (net of $4.0 million in depreciation, amortization and other non-cash expenses), and a $4.7 million reduction in accounts receivable and certain other operating assets, partially offset by other changes including a net $3.7 million decrease in accounts payable and accrued expenses, a $203,000 increase in work-in-process and a $644,000 decrease in deferred revenue.

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

Net cash used in investing activities increased $115.6 million to $120.5 million in 2005 as compared to 2004. The primary investing activities in 2005 were the $120.4 million payment, net of $11.5 million cash acquired, to acquire BGS, and the purchase and sale of $275.1 million and $279.1 million of short-term investments, respectively. Additionally, the Company purchased $3.3 million of equipment during 2005.

In 2004, net cash used in investing activities decreased $18.3 million to $4.9 million in 2004 as compared to 2003. The primary investing activities in 2004 were the purchase of $26.5 million of short-term investments and the purchase of $962,000 of equipment, partially offset by $48,000 in proceeds from the sale of property and equipment. Net cash provided by investing activities in 2004 came from the sale of $22.5 million of short-term investments. In 2003, net cash used in investing activities was $23.2 million, primarily due to the acquisition of Mentorix, net of cash acquired, and to a lesser extent, purchases of equipment.

Net cash provided by financing activities increased $98.3 million to $99.7 million in 2005, from $1.4 million in 2004. Net cash provided by financing activities, were primarily to fund the acquisition of BGS and consisted of the $97.7 million proceeds from the issuance of long-term debt and $7.9 million in proceeds from the Company’s issuance of 1,355,000 common shares from a follow-on public offering. The Company used the proceeds from the sale of its shares to pay down $7.7 million of its outstanding debt. In addition, the Company raised $2.1 million proceeds from the issuance of common stock under option and employee stock purchase plans, partially offset by the payment of $236,000 in capital lease obligations.

In 2004, net cash provided by financing activities decreased $41.4 million to $1.4 million in 2004, from $42.8 million in 2003. The primary financing source of funds in 2004 was $1.7 million in proceeds from the issuance of common stock under option and employee stock purchase plans. The primary use of funds from financing activities in 2004 was the payment of $233,000 in capital lease obligations. In 2003, net cash provided by financing activities was $42.8 million, primarily due to the $70.4 million in net proceeds from the Company’s issuance of 12,340,000 common shares from a follow-on public offering and $2.7 million in proceeds from the issuance of common stock under option and employee stock purchase plans, partially offset by the repayment of $30.2 million of debt during the year.

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

On February 10, 2005, Lionbridge filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (SEC File No. 333-122698), covering the registration of common stock (the “Securities”), in an aggregate amount of $130.0 million, which was declared effective by the Commission on February 23, 2005. These Securities may be offered from time to time in amounts, at prices and on terms to be determined at the time of sale. The Company believes the shelf registration provides additional financing flexibility to meet potential future funding requirements and the ability to take advantage of potentially attractive capital market conditions. Lionbridge anticipates that its present cash and short-term investments position, available financing and access to capital markets should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future.

Contractual Obligations

The following table summarizes Lionbridge’s contractual cash obligations at December 31, 2005 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Capital leases	$283	$106	$144	$33	$—
Debt	93,447	1,433	2,254	23,689	66,071
Interest on debt	38,181	7,313	14,355	14,048	2,465
Operating leases	61,889	16,538	17,174	7,999	20,178

	$193,800	$25,390	$33,927	$45,769	$88,714

As of December 31, 2005, Lionbridge did not have any material purchase obligations, or other material long-term commitments reflected on its consolidated balance sheet.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) recently enacted Statement of Financial Accounting Standards 123—revised 2004 (SFAS No. 123R), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.

The Company adopted SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. The Company has adopted the modified prospective method.

Since Lionbridge currently accounts for stock options granted to employees and shares issued under its employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense is recognized. The adoption of SFAS No. 123R is expected to have a significant impact on the Company’s results of operations, although it will have no impact on overall financial position. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had Lionbridge adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 2 to the Consolidated Financial Statements.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN No. 47), “Accounting for Conditional Retirement Obligations—an interpretation of SFAS No. 143”. This interpretation clarifies the timing of when a liability should be recognized for legal obligations associated with the retirement of a tangible long-lived asset. In addition, the interpretation clarifies the treatment when there is insufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than December 31, 2005. Retrospective application for interim financial information is permitted but is not required. Early adoption is encouraged. The adoption of this standard is did not have a material impact on the Company’s financial position or results of operations.

On June 7, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition in a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this standard does not change the transition provisions of any existing accounting pronouncements. The Company will determine the impact of this standard on its consolidated financial statements should an accounting change or error correction occur.

Item 7A. Quantitative	and Qualitative Disclosures About Market Risk

Lionbridge conducts its business globally and its earnings and cash flows are exposed to market risk from changes in interest rates and currency exchange rates. Lionbridge does not currently manage its risk to changes in interest rates. The Company does address its risk to foreign currency exchange fluctuation through a risk management program that includes the use of derivative financial instruments. Lionbridge operates that program pursuant to documented corporate risk management policies. Lionbridge does not enter into any derivative transactions for speculative purposes. Gains and losses on derivative financial instruments substantially offset gains and losses on underlying hedged exposures and were immaterial for all periods presented.

Interest Rate Risk.    Lionbridge is exposed to market risk from changes in interest rates with respect to its term loan facility and revolving loan facility which bear interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of December 31, 2005, $92.5 million was outstanding under the term loan facility and there was no outstanding balance on the revolving loan facility. A hypothetical 10% increase or decrease in interest rates would have a $731,000 impact on the Company’s interest expense based on the $92.5 million outstanding on the term loan at December 31, 2005 with an interest rate of 7.9%. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of investments in high quality commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk.    Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 57% and 45% of its costs and expenses in 2005 and 2004, respectively, were denominated in foreign currencies. In addition, 18% and 6% of the Company’s assets were subject to foreign currency exchange fluctuations as of December 31, 2005 and 2004, respectively, while 23% and 22% of its liabilities were subject to foreign currency exchange fluctuations as of December 31, 2005 and 2004, respectively. The principal foreign currencies applicable to our business are the Euro, the Yen and the Indian Rupee. In addition, Lionbridge has assets and liabilities denominated in U.S. dollars in foreign countries. As a result, Lionbridge is exposed to foreign currency exchange fluctuations. The Company does manage its risk to changes in foreign currency exchange rates through a risk management program that includes the use of derivative financial instruments. There were no derivative instruments outstanding at December 31, 2005.

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

Evaluation of Disclosure Controls and Procedures.    Lionbridge maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2005.

Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, Lionbridge has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective at December 31, 2005.

The Company acquired BGS on September 1, 2005. Accordingly, management excluded the operations of Bowne Global Solutions from its assessment of internal control over financial reporting as of December 31, 2005. Excluding goodwill and identifiable intangible assets, BGS represented $81.8 million, or 57.0%, of the consolidated total assets of the Company as of December 31, 2005, and revenue of $76.7 million, or 32.5%, of total revenue for the twelve months ended December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

Changes in internal controls over financial reporting.    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Stock Performance Graph”, “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report”, nor the Audit Committee Charter attached as an appendix thereto, to be incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2006.

Item 10.	Directors and Executive Officers of the Registrant

Certain information relating to directors and executive officers of Lionbridge is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2006, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2005.

Lionbridge has adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer, and principal accounting officer. A copy of the code of ethics is available on Lionbridge’s Web site.

Item 11.	Executive Compensation

Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2006, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information relating to security ownership of certain beneficial owners and management and information on securities for issuance under equity compensation plans is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2006, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2005.

Item 13.	Certain Relationships and Related Transactions

Certain information relating to certain relationships and related transactions is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2006, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2005.

Item 14.	Principal Auditor Fees and Services.

Information regarding principal auditor fees and services is set forth under “Principal Auditor Fees and Services” in Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2006, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2005.

PART IV

Item 15.	Financial Statements, Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(3)	Exhibits

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger, dated as of June 27, 2005, by and among Lionbridge Technologies, Inc., GGS Acquisition Corp., BGS Companies, Inc., Bowne & Co., Inc. and Bowne of New York City, LLC (filed as Exhibit 2.1 to Company’s Report Forms 8-K on June 28, 2005 and September 7, 2005; filed as Exhibit 2.1 to the Form 8-K Amended filed on November 9, 2005; and filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarters ending June 30, 2005 and September 30, 2005 respectively (File No. 000-26933) and incorporated herein by reference).

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Form of Amended and Restated By-laws of Lionbridge (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

Exhibit No.	Exhibit

10.1**	Employee Stock Purchase Plan, as amended on November 30, 2005 (filed as Exhibit 99 to Report on Form 8-K filed on December 6, 2005 (File No. 000-26933) and incorporated by reference herein).

10.2**	1998 Stock Plan, as amended and restated (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2004 and incorporated herein by reference).

10.3**	Lionbridge 2005 Incentive Stock Plan (filed as Exhibit 10.1 to the Report on Form 8-K filed on November 14, 2005)

10.4**	Form of Restricted Stock Agreement under the 1998 Stock Plan (filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.5**	Employment Agreement dated as of December 23, 1996 between Lionbridge Technologies, Inc. and Rory J. Cowan (filed as Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.6**	Form of Restricted Stock Agreement under the 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Report on Form 8-K filed on November 14, 2005)

10.7**	Employment Agreement dated as of February 11, 1997 between Lionbridge Technologies, Inc. and Stephen J. Lifshatz (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.8**	Form of Non-Competition Agreement as entered into between Lionbridge and each of Rory J. Cowan and Stephen J. Lifshatz, (filed as Exhibit 10.41 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.9**	Form of Incentive Stock Option Agreement under the 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Report on Form 8-K filed on November 14, 2005)

10.10**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2005 Stock Incentive Plan (filed as Exhibit 10.4 to the Report on Form 8-K filed on November 14, 2005)

10.11	Form of Non-Qualified Stock Option Agreement For Officers and Employees under the 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Report on Form 8-K filed on November 14, 2005 and incorporated herein by reference).

10.12**	Harvard Translations, Inc. 1997 Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.13**	IC Global Services, Inc. 1998 Stock Plan (Amended and Restated April 6, 1999) (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.14**	International Language Engineering Corporation Amended and Restated 1997 Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.15	Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 8, 2001 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

Exhibit No.	Exhibit

10.16	Amendment No. 1 to Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 16, 2001 (filed as Exhibit 2.2 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

10.17	Note and Warrant Purchase Agreement between Lionbridge Technologies, Inc. and Capital Resource Partners IV, L.P. dated as of June 29, 2001 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.18	Warrant to Purchase Stock of Lionbridge dated as of June 29, 2001 issued to Capital Resource Partners IV, L.P. (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.19**	Data Dimensions, Inc. 1988 Incentive Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.20**	Data Dimensions, Inc. 1997 Stock Option Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.21**	ST Labs Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.22	Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.23	Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.24	Common Stock Purchase Warrant issued to Capital Resource Lenders III, L.P. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.25	Common Stock Purchase Warrant issued to CRP Investment Partners III, L.P. (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.26	Lease agreement dated as of December 8, 2003 between VeriTest Inc. and Imation Corp. Developers (filed as Exhibit 10.69 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2003 and incorporated by reference herein).

10.30	Lease dated as of January 1, 2004 between and Mitsubishi Estate Co., Ltd. and Bowne Global Solutions (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ending September 30, 2005 (File No. 000-26933) and incorporated herein by reference).

10.31	Lease dated as of December 2, 2003 between and Yu, Cheng-Huang and Bowne Global Solutions, Taiwan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ending September 30, 2005 (File No. 000-26933) and incorporated herein by reference).

Exhibit No.	Exhibit

10.32	Lease dated as of October 1, 2005 between and Randal J. Stewart and Anne J. Stewart dba Palm Court Properties and VeriTest Inc. (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ending September 30, 2005 (File No. 000-26933) and incorporated herein by reference).

10.33	Lease dated as of July 28, 2005 between and OP&F Stevenson Corporation and Lionbridge U.S., Inc. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ending September 30, 2005 (File No. 000-26933) and incorporated by herein reference).

10.34	Lease agreement dated as of March 14, 2005 between Lionbridge Technologies Private Limited and Mr. S.K Dharmalingam (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ending March 31, 2005 (File No. 000-26933) and incorporated herein by reference).

10.35	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2003 and incorporated by reference herein).

10.36**	Change of Control Plan dated as of July 14, 2003 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended June 30, 2003 and incorporated by reference herein).

10.37**	Form of Change of Control Agreement dated as of July 14, 2003 for Messrs. Cowan, Lifshatz and Maripuri and Ms. Shannon (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended June 30, 2003 and incorporated by reference herein).

10.38	Agreement and Plan of Reorganization among Lionbridge, Mountain Acquisition Corp., Mentorix Technologies, Inc. and the shareholders of Mentorix Technologies, Inc. dated as of September 9, 2003 (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2003 and incorporated herein by reference).

10.40**	Non-competition Agreement between the Company and Satish Maripuri dated March 1, 2004 (filed as Exhibit 10.66 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2004 and incorporated by reference herein).

10.41**	Non-competition Agreement between the Company and Henri Broekmate dated March 24, 2004 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2004 and incorporated by reference herein).

10.42	Sublease agreement dated as of January 31, 2004 between Lionbridge Technologies, Inc. and IDS Scheer Process Implementation Consulting Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2004 and incorporated by reference herein).

10.43	Amendment to Lease Agreement dated as of March 9, 2004 between Lionbridge Technologies, Inc. and Airprath wireless Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended June 30, 2004 and incorporated by reference herein).

10.44	Sublease agreement dated as of April 14, 2004 between Lionbridge Technologies, Inc. and IDS Scheer Process Implementation Consulting Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2004 and incorporated by reference herein).

10.45**	Form of Restricted Stock Units Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2004 and incorporated herein by reference).

Exhibit No.	Exhibit

10.46	Loan Agreement dated as of December 23, 2004 among Lionbridge Technologies, Inc., Lionbridge US Inc., VeriTest Inc., Mentorix Technologies, Inc., Lionbridge Technologies Holdings B.V., Lionbridge Technologies Ireland, HSBC Bank USA, National Association and Wachovia Bank, National Association 2003 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2004 and incorporated herein by reference).

10.47	Continuing Domestic Guaranty Agreement dated as of December 23, 2004, by Lionbridge Technologies, Inc., Lionbridge US Inc., VeriTest Inc., Mentorix Technologies, Inc. and each Joinder Party thereto in favor of Wachovia Bank, National Association and HSBC Bank USA, National Association (filed as Exhibit 10.73 to Registrant’s Annual Report on Form 10-K (file No. 000-269333) for the year ended December 31, 2004)

10.48	Security Agreement dated as of December 23, 2004, among Lionbridge Technologies, Inc., Mentorix Technologies, Inc., VeriTest Inc. and each Joinder Party thereto in favor of Wachovia Bank, National Association and HSBC Bank USA, National Association (filed as Exhibit 10.74 to Registrant’s Annual Report on Form 10-K (file No. 000-269333) for the year ended December 31, 2004) .

10.49	Security Agreement, dated as of September 1, 2005, by and among Lionbridge Technologies, Inc., each of the Domestic Subsidiaries from time to time a party thereto and Wachovia Bank, National Association, as administrative agent for the several banks and financial institutions as may from time to time become parties thereto (filed as Exhibit 10.2 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.50	Credit Agreement, dated as of September 1, 2005, by and among Lionbridge Technologies, Inc., Lionbridge Technologies Ireland, Lionbridge Technologies Holdings B.V., VeriTest, Inc., Lionbridge US, Inc., Mentorix Technologies Inc., Lionbridge Global Solutions Companies, Inc., Lionbridge Global Solutions Federal, Inc., Lionbridge Global Solutions II, Inc., Lionbridge Technologies B.V., the several banks and financial institutions as may become parties thereto and Wachovia Bank, National Association, as administrative agent for the several banks and financial institutions as may from time to time become parties thereto (filed as Exhibit 10.1 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.51	Debenture, dated as of September 1, 2005, by and between Lionbridge Technologies Ireland and Wachovia Bank, National Association, as security agent for the Lenders (filed as Exhibit 10.3 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.52	Deed of Pledge of Shares by Lionbridge Global Solutions Companies, Inc. (filed as Exhibit 10.4 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.53	Deed of Pledge of Shares by Lionbridge of Europe B.V. (filed as Exhibit 10.5 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.54	Deed of Pledge of Shares by Lionbridge of Gibraltar B.V. (filed as Exhibit 10.6 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.55	Deed of Pledge of Shares by Lionbridge Technologies, Inc. (filed as Exhibit 10.7 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.56	Deed of Pledge of Shares by Lionbridge Holdings B.V. (filed as Exhibit 10.8 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

Exhibit No.	Exhibit

10.57	Pledge Agreement, dated as of September 1, 2005, by and among Lionbridge Technologies, Inc., each of the Domestic Subsidiaries from time to time a party thereto and Wachovia Bank, National Association, as administrative agent for the several banks and financial institutions as may from time to time become parties thereto (filed as Exhibit 10.9 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.58	Charge on Shares, dated as of September 1, 2005, by and between Lionbridge Technologies Holdings B.V. and Wachovia Bank, National Association, as security agent for the Lenders (filed as Exhibit 10.10 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.59	Charge on Shares, dated as of September 1, 2005, by and between VeriTest, Inc. and Wachovia Bank, National Association, as security agent for the Lenders (filed as Exhibit 10.11 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.60	Deed of Pledge of Accounts, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.12 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.61	Deed of Pledge of Movable Assets, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.13 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.62	Deed of Pledge of Intercompany Receivables, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.14 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.63	Deed of Pledge of Receivables, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.15 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.64	Deed of Pledge of Accounts, dated as of September 1, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.16 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.65	Deed of Pledge of Movable Assets, dated as of September 2, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.17 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.66	Deed of Pledge of Intercompany Receivables, dated as of September 2, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.18 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.67	Deed of Pledge of Receivables, dated as of September 2, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.19 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.68	Form of Domestic Revolving Credit Note (filed as Exhibit 10.75 to Registrant’s Annual Report on Form 10-K (file No. 000-269333) for the year ended December 31, 2004)

10.69	Form of Foreign Revolving Credit Note (filed as Exhibit 10.76 to Registrant’s Annual Report on Form 10-K (file No. 000-269333) for the year ended December 31, 2004)

14	Lionbridge Technologies, Inc. Code of Conduct (filed as Exhibit 14 to the quarterly report on Form 10-Q (file No. 000-269333) for the quarter ended September 30, 2003 and incorporated by reference herein).

Exhibit No.	Exhibit

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).

(b)	Exhibits:

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lionbridge Technologies, Inc.:

We have completed integrated audits of Lionbridge Technologies, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Lionbridge Technologies, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in management’s Report on Internal Control Over Financial Reporting, management has excluded the operations of Bowne Global Solutions from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded the the operations of Bowne Global Solutions from our audit of internal control over financial reporting. Bowne Global Solutions operations’ total assets and total revenues represent 57% and 33%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 16, 2006

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$25,147	$38,450
Short-term investments	—	4,000
Restricted cash	—	114
Accounts receivable, net of allowances of $726 and $364 at December 31, 2005 and 2004, respectively	68,017	21,065
Work in process	25,759	9,199
Other current assets	7,446	1,889

Total current assets	126,369	74,717
Property and equipment, net	14,002	2,685
Goodwill	130,982	34,916
Other intangible assets, net	45,590	64
Other assets	3,034	1,006

Total assets	$319,977	$113,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt, net of discount of $412	$1,195	$—
Accounts payable	14,809	6,322
Accrued compensation and benefits	17,969	5,415
Accrued outsourcing	9,052	3,575
Accrued merger and restructuring	3,007	655
Other accrued expenses	14,472	5,362
Deferred revenue	8,577	3,263
Other current liabilities	106	164

Total current liabilities	69,187	24,756

Long-term debt, less current portion and net of discount of $1,746	90,268	—
Deferred income taxes, long-term	7,420	—
Other long-term liabilities	3,367	1,166
Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 59,266,985 and 46,924,701 shares issued and outstanding at December 31, 2005 and 2004, respectively	593	470
Additional paid-in capital	254,405	184,464
Accumulated deficit	(102,802)	(98,889)
Deferred compensation	(4,157)	(2,089)
Accumulated other comprehensive income	1,696	3,510

Total stockholders’ equity	149,735	87,466

Total liabilities and stockholders’ equity	$319,977	$113,388

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2005	2004	2003
Revenue	$236,262	$154,101	$141,706
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	153,878	95,787	85,859
Sales and marketing	20,473	14,278	12,983
General and administrative	45,647	30,478	29,666
Research and development	1,643	392	613
Depreciation and amortization	3,525	2,928	3,298
Amortization of acquisition-related intangible assets	2,791	127	470
Merger, restructuring and other charges	5,448	2,313	943
Stock-based compensation	1,581	632	421

Total operating expenses	234,986	146,935	134,253

Income from operations	1,276	7,166	7,453
Interest expense:
Interest on outstanding debt	2,556	—	1,893
Accretion of discount on debt and deferred financing costs	310	—	356
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	—	2,139
Interest income	519	385	89
Other (income) expense, net	587	(100)	288

Income (loss) before income taxes	(1,658)	7,651	2,866
Provision for income taxes	2,255	511	334

Net income (loss)	$(3,913)	$7,140	$2,532

Net income (loss) per share of common stock:
Basic	$(0.08)	$0.15	$0.07
Diluted	$(0.08)	$0.14	$0.06
Weighted average number of shares outstanding:
Basic	50,515	46,548	37,406
Diluted	50,515	49,361	40,551

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Par Value
Balance at January 1, 2003	31,729,001	$318	$107,429	$(108,561)	$(373)	$2,901	$1,714
Issuance of restricted stock	156,000	2	1,323		(1,325)		—
Reversal of deferred compensation due to option and restricted stock forfeitures	(43,351)		(77)		26		(51)
Amortization of deferred compensation					421		421
Stock options exercised	1,040,873	11	2,558				2,569
Issuance of common stock under employee stock purchase plans	67,587		174				174
Warrants exercised	1,050,477	10	(10)				—
Issuance of common stock related to follow-on offering	12,340,000	123	70,264				70,387
Comprehensive income:
Net income				2,532			2,532	$2,532
Other comprehensive income:
Translation adjustment						(116)	(116)	(116)

Comprehensive income								$2,416

Balance at December 31, 2003	46,340,587	464	181,661	(106,029)	(1,251)	2,785	77,630
Issuance of restricted stock	72,761	1	1,892		(1,893)		—
Reversal of deferred compensation due to option and restricted stock forfeitures	(76,832)	(1)	(733)		423		(311)
Amortization of deferred compensation					632		632
Stock options exercised	527,985	5	1,311				1,316
Issuance of common stock under employee stock purchase plans	60,200	1	333				334
Comprehensive income:
Net income				7,140			7,140	$7,140
Other comprehensive income:
Translation adjustment						725	725	725

Comprehensive income								$7,865

Balance at December 31, 2004	46,924,701	470	184,464	(98,889)	(2,089)	3,510	87,466
Issuance of restricted stock	725,236	7	4,314		(4,321)		—
Reversal of deferred compensation due to restricted stock forfeitures	(110,756)	(1)	(770)		672		(99)
Amortization of deferred compensation					1,581		1,581
Stock options exercised	909,321	10	1,797				1,807
Issuance of common stock under employee stock purchase plans	63,483		268				268
Issuance of common stock in connection with business combination	9,400,000	94	56,400				56,494
Issuance of common stock related to share offering	1,355,000	13	7,932				7,945
Comprehensive income:
Net loss				(3,913)			(3,913)	$(3,913)
Other comprehensive loss:
Translation adjustment						(1,814)	(1,814)	(1,814)

Comprehensive loss								$(5,727)

Balance at December 31, 2005	59,266,985	$593	$254,405	$(102,802)	$(4,157)	$1,696	$149,735

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(3,913)	$7,140	$2,532
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangible assets	2,791	127	470
Stock-based compensation	1,581	632	609
Non-cash merger, restructuring and other charges	35	146	—
Accretion of discount on debt and debt financing costs	310	—	356
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	—	2,139
Depreciation and amortization	3,525	2,928	3,298
Provision for doubtful accounts	563	87	40
Deferred income taxes	(263)	—	—
Other	57	51	34
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(9,276)	4,056	(3,930)
Work in process	5,634	(203)	(1,829)
Other current assets	(1,387)	587	142
Other assets	(609)	89	89
Accounts payable	3,792	(3,203)	(2,006)
Accrued compensation and benefits	986	(1,151)	(1,183)
Accrued outsourcing	845	341	(333)
Accrued merger and restructuring	159	489	(304)
Other accrued expenses	1,471	(128)	(1,194)
Deferred revenue	2,525	(644)	(536)

Net cash provided by (used in) operating activities	8,826	11,344	(1,606)

Cash flows from investing activities:
Purchases of property and equipment	(3,306)	(962)	(1,224)
Proceeds from sale of property and equipment	—	48	—
Payments for businesses acquired, net of cash acquired of $11,500 and $6,800 for the years ended December 31, 2005 and 2003, respectively	(121,231)	—	(21,986)
Purchases of short-term investments	(275,100)	(26,500)	—
Sales of short-term investments	279,100	22,500	—

Net cash used in investing activities	(120,537)	(4,914)	(23,210)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	2,500	—	—
Payments of short-term debt	(2,500)	—	(18,167)
Proceeds from issuance of long-term debt, net of discount of $2,307	97,693	—	—
Payments of long-term debt	(7,741)	—	(11,998)
Proceeds from issuance of common stock under option and employee stock purchase plans	2,074	1,650	2,743
Proceeds from other issuances of common stock, net of issuance costs	7,945	—	70,387
Payments of capital lease obligations	(236)	(233)	(180)

Net cash provided by financing activities	99,735	1,417	42,785

Net increase (decrease) in cash and cash equivalents	(11,976)	7,847	17,969
Effects of exchange rate changes on cash and cash equivalents	(1,327)	1,107	611
Cash and cash equivalents at beginning of year	38,450	29,496	10,916

Cash and cash equivalents at end of year	$25,147	$38,450	$29,496

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation:

Nature of the Business

Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”) provides a suite of globalization and testing services to businesses, particularly in the technology, consumer products, life sciences, publishing, financial services, manufacturing, government, automotive and retail industries. Lionbridge is a leading provider of globalization and testing services that enable clients to develop, release, manage and maintain their enterprise content and technology applications globally. Lionbridge’s solutions includes product and content globalization; software and hardware testing; application development and maintenance, content and eLearning courseware development; interpretation; product certification and competitive analysis. Globalization is the process of adapting content and products to meet the language and cultural requirements of users throughout the world. Lionbridge’s globalization services, including internationalization, software localization, interpretation, application development and maintenance, translation, and multilingual content management enable worldwide release and ongoing maintenance of products and content in multiple languages. Testing is the process of ensuring the quality, interoperability, usability and performance of clients’ software, hardware, consumer technology products, websites and content. Testing also includes product certification. Lionbridge offers its testing services under the VeriTest brand. Lionbridge’s testing services enable clients to achieve superior product quality and reduce downstream support costs, while its product certification and benchmark testing services confirm that independent software vendors’ applications meet industry-defined standards for quality and deliver measurable performance against competitive offerings. Lionbridge has its head office in the United States, with operations in Europe, Asia, India, North America, and Latin America.

The Company anticipates that its existing capital resources, including its line of credit and cash flows from operations will be adequate to satisfy its capital requirements for at least one year from the balance sheet date. To the extent that capital resources are less than expected or operating objectives are not achieved, management is committed to pursuing alternative financing arrangements or reducing expenditures as necessary to meet the Company’s cash requirements throughout 2006. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce certain discretionary spending to provide adequate liquidity.

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

Revenue Recognition

Lionbridge recognizes revenue as services are performed and amounts are earned in accordance with the Securities and Exchange Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Lionbridge considers amounts to be earned when (1) persuasive evidence of an arrangement has been obtained; (2) services are delivered; (3) the fee is fixed or determinable and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

Lionbridge’s revenue is recorded from the provision of services to customers for content development, product and content globalization, interpretation software and hardware testing, product certification and application development and maintenance.

Content development, software and hardware testing, interpretations and application development and maintenance projects are normally time and expense priced contracts, and revenue is recognized using a time and expense basis over the period of performance, primarily based on labor costs incurred to date.

Product and content globalization and product certification projects are fixed price contracts and revenue is recognized as services are delivered . Depending on specific contractual provisions and nature of the deliverable, revenue may be recognized on a proportional performance model based on level of effort, as milestones are achieved or when final deliverables have been met. Amounts billed in excess of revenue recognized are recorded as deferred revenue

The delivery of Lionbridge’s product and content globalization services involve, and is dependent on, the translation of content by subcontractors and in-house employees. As the time and cost to translate each word of content within a project is relatively uniform, labor input is reflective of the delivery of the contracted service and an appropriate metric for the measurement of proportional performance in delivering such services. The use of a proportional performance assessment of service delivery requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, anticipated increases in employee wages and prices for subcontractor services, and the availability of subcontractor services. When adjustments in estimated project costs are identified, anticipated losses, if any, are recognized in the period in which they are determined.

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

Lionbridge provides integrated full-service offerings throughout a client’s product and content lifecycle, including Globalization and Testing services. Such offerings may include the delivery of a combination of one or more of our service offerings in one arrangement and are governed by the Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In these arrangements where Globalization or Testing services have standalone value to the customer, and we have evidence of fair value for the services, we bifurcate the total arrangement into two units of accounting. In instances where we are unable to bifurcate a project, direct and incremental costs are deferred and recognized together with the service revenue upon delivery. The determination of fair value requires us to use significant judgment. We determine the fair value of service revenues based upon our recent pricing for those services when sold separately and/or prevailing market rates for similar services.

Revenue includes reimbursement of travel and out-of-pocket expenses with equivalent amounts of expense recorded in cost of revenue.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were approximately $363,000, $354,000 and $473,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Foreign Currency Translation

The functional currency for each of Lionbridge’s foreign operations is predominantly the local currency of the country in which those operations are based. Revenues and expenses of foreign operations are translated into U.S. dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. dollars at year-end rates of exchange. The Company has reflected a resulting translation loss of $1.8 million for the year ended December 31, 2005, a translation gain of $725,000 for the year ended December 31, 2004 and a translation loss of $116,000 for the year ended December 31, 2003, respectively, in accumulated other comprehensive income, which is a component of stockholders’ equity. These unrealized gains and losses are primarily attributable to the fluctuation in value between the U.S. dollar and the Euro. For the purpose of disclosure of comprehensive income (loss), Lionbridge does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as Lionbridge intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Realized and unrealized foreign currency transaction gains or losses, arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies, are included in other expense, net in the consolidated statements of operations and resulted in a loss of $660,000 for the year ended December 31, 2005, a gain of $203,000 for the year ended December 31, 2004 and a loss of $319,000 for the year ended December 31, 2003.

Cash Equivalents and Short-term Investments

Cash and cash equivalents include all highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market securities and are stated at amortized cost plus accrued interest, which approximates market.

In 2004, the Company’s short-term investments were comprised of investment grade variable rate debt obligations, which were asset-backed and categorized as available-for-sale. Accordingly, the Company’s investments in these securities were recorded at cost, which approximated fair value due to their variable interest rates, which typically reset every 28 days. Despite the long-term nature of their stated contractual maturities, these securities remain highly liquid. As a result of the resetting variable rates, Lionbridge had no unrealized or realized gains or losses from these investments. All income generated from these investments was recorded as interest income.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method, based upon the following asset lives:

Computer software and equipment	1 to 5 years
Land, building and building improvements	5 to 40 years
Furniture and office equipment	3 to 10 years
Leasehold improvements	Shorter of lease term or useful life of asset

Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net income or loss. Expenditures for maintenance and repairs are expensed as incurred.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is now reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. During 2005 and 2004, the Company performed its annual test of goodwill to determine if there was an impairment. These tests determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. No impairment was required to be recorded related to the Company’s annual impairment testing in either year. Estimating future cash flows requires management to make projections that can differ materially from actual results.

Also in accordance with SFAS No. 142, the Company evaluated the useful lives assigned to its other intangible assets, which resulted in no changes to such useful lives.

Other intangible assets arose from the acquisitions of International Language Engineering Corporation (ILE) in May 2000, Mentorix in September 2003 and BGS in September 2005 and consist of the following, which have been or are being amortized on a straight-line basis over the following estimated useful lives, except for the BGS customer relationships, of which a portion is being amortized using an economic consumption method:

Estimated Useful Life
ILE:
Installed customer base	5 years
Completed technology	3 years
Mentorix:
Internally developed software	3 years
BGS:
Customer relationships	3 to 12 years
Customer contracts	3 to 5 years
Internally developed software	1 to 4 years

Long-Lived Assets

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets, including other intangibles assets and property and equipment, in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets,” if circumstances indicate that a possible impairment may exist. An

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Long-lived assets, other than goodwill and other intangible assets, which are held for disposal are recorded at the lower of carrying value or fair market value less the estimated cost to sell.

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

Accounting for Stock-Based Compensation

The Company has stock-based employee compensation plans which are described more fully in Note 8 to these consolidated financial statements. Lionbridge accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of Lionbridge’s common stock at the date of grant. When the exercise price of stock options, restricted stock awards and restricted stock units granted to employees is less than the fair market value of common stock at the date of grant, Lionbridge records that difference multiplied by the number of shares under option as deferred compensation, which is then amortized over the vesting period of the options.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123 (SFAS No. 123), “Accounting for Stock-based Compensation”, to stock-based employee compensation:

	2005	2004	2003
Net income (loss), as reported	$(3,913,000)	$7,140,000	$2,532,000
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,581,000	632,000	421,000
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,816,000)	(4,905,000)	(3,701,000)

Pro forma net income (loss)	$(7,148,000)	$2,867,000	$(748,000)

Net income (loss) per share:
Basic, as reported	$(0.08)	$0.15	$0.07
Basic, pro forma	$(0.14)	$0.06	$(0.02)
Net income (loss) per share:
Diluted, as reported	$(0.08)	$0.14	$0.06
Diluted, pro forma	$(0.14)	$0.06	$(0.02)

The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model. The following assumptions were used for options granted: (i) weighted-average risk free interest rates of 3.8%, 3.0%, and 2.8% for 2005, 2004 and 2003, respectively, (ii) weighted-average expected option lives of 4.0 years for each of 2005, 2004 and 2003, (iii) no expected dividend yield, and (iv) an expected volatility factor of 84.0% for 2005, 84.0% for 2004, and 86.0% for 2003. The weighted average fair value of options granted during 2005, 2004 and 2003 were $3.71, $4.67 and $4.94, respectively.

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

Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net income (loss) and the net change in foreign currency translation adjustment, which is the only component of accumulated other comprehensive income. Total comprehensive loss was $5.7 million for the year ended December 31, 2005 and total comprehensive income was $7.9 million for the year ended December 31, 2004.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk and Significant Customers

Financial instruments which potentially subject Lionbridge to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit standing. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. Microsoft accounted for approximately 18% of consolidated accounts receivable at December 31, 2005, Microsoft accounted for approximately 19% of consolidated accounts receivable at December 31, 2004, while HP accounted for approximately 14% of consolidated accounts receivable at December 31, 2004 and 2003. No other client individually accounted for more than 10% of consolidated accounts receivable at December 31, 2005 or 2004 . Lionbridge generally does not require collateral or other security against trade receivable balances; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

Fair Value of Financial Instruments

Financial instruments, including cash equivalents, marketable securities, accounts receivable, accounts payable and debt, are carried in the consolidated financial statements at amounts that approximate fair values at December 31, 2005 and 2004. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) recently enacted Statement of Financial Accounting Standards 123—revised 2004 (SFAS No. 123R), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.

The Company adopted SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. The Company has adopted the modified prospective method.

Since Lionbridge currently accounts for stock options granted to employees and shares issued under its employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense is recognized. The adoption of SFAS No. 123R is expected to have a significant impact on the Company’s results of operations, although it will have no impact on overall financial position. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had Lionbridge adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 2 to the Consolidated Financial Statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN No. 47), “Accounting for Conditional Retirement Obligations—an interpretation of SFAS No. 143”. This interpretation clarifies the timing of when a liability should be recognized for legal obligations associated with the retirement of a tangible long-lived asset. In addition, the interpretation clarifies the treatment when there is insufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than December 31, 2005. Retrospective application for interim financial information is permitted but is not required. Early adoption is encouraged. The adoption of this standard is did not have a material impact on the Company’s financial position or results of operations.

On June 7, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition in a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this standard does not change the transition provisions of any existing accounting pronouncements. The Company will determine the impact of this standard on its consolidated financial statements should an accounting change or error correction occur.

3.    Property and Equipment:

Property and equipment consisted of the following at December 31:

	2005	2004
Computer software and equipment	$23,094,000	$18,705,000
Land, buildings and building improvements	3,951,000	—
Furniture and office equipment	4,538,000	3,633,000
Leasehold improvements	4,693,000	2,150,000

	36,276,000	24,488,000
Less: Accumulated depreciation and amortization	(22,274,000)	(21,803,000)

	$14,002,000	$2,685,000

Depreciation and amortization expense was $3.5 million, $2.9 million and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

4.    Business Acquisitions:

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2005 have resulted in the recognition of approximately $204.0 million of goodwill and other intangibles on its balance sheet.

Acquisitions in the three year period ended December 31, 2005 were as follows:

Bowne Global Solutions

On September 1, 2005, Lionbridge completed the acquisition of BGS pursuant to the terms of the Agreement and Plan of Merger dated as of June 27, 2005. After the acquisition, BGS became a wholly owned

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiary of the Lionbridge. At the closing, each share of common stock of BGS was automatically converted into the right to receive a portion of the acquisition consideration. To fund a portion of the purchase price for its acquisition of BGS, the Company entered into a Credit Agreement (Credit Agreement) dated as of September 1, 2005, together with certain of its U.S. and non-U.S. subsidiaries, the several banks and financial institutions as may become parties to the Credit Agreement (Lenders) and Wachovia Bank, National Association, as administrative agent for the Lenders. The Credit Agreement provides for a five-year $25.0 million revolving credit facility and a six-year $100.0 million term facility.

The BGS acquisition was accounted for using the purchase method of accounting. The total purchase price was $188.4 million, consisting of a cash payment of $128.5 million made at the closing, 9.4 million shares of Lionbridge’s common stock with a fair market value of $56.5 million, and an additional $3.4 million of direct acquisition costs. The market price used to value the Lionbridge shares issued as partial consideration for BGS was $6.01, which represents the 5 day average closing price of the stock during the period beginning two days before and ending two days after June 28, 2005 the first trading day of the Company’s common stock following announcement of the acquisition on June 27, 2005. Lionbridge borrowed $2.5 million under the revolving credit facility component of the Credit Agreement and $97.7 million (net of $2.3 million of debt financing fees) under the term facility component of the Credit Agreement, which amounts were used to pay a portion of the cash consideration at the closing. The results of BGS have been included in these Consolidated Financial Statements since September 1, 2005.

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

Additionally, at December 31, 2005 management continues to finalize a plan to exit certain activities of BGS which, upon completion of that plan, may result in additional liabilities included in the purchase price allocation.

Given the short period of time since the acquisition, the allocation of purchase price shown below is preliminary and based upon estimates which may change within one year of the acquisition as additional information becomes available relative to the determination of the fair value of the asset and liabilities acquired. Except for the completion of the planned exit of certain activities of BGS, the evaluation of certain identified pre-acquisition contingencies and tax contingencies, Lionbridge has finalized the allocation of purchase price at December 31, 2005.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preliminary allocation of the purchase price, including direct acquisition costs, was based on the fair values of the assets and liabilities assumed on December 31, 2005 as follows:

Current assets	$78,541,000
Property and equipment	11,494,000
Other assets	1,815,000
Acquired customer relationships	32,000,000
Acquired customer contracts	14,000,000
Acquired technology	2,317,000

Total assets	140,167,000
Accrued restructuring, current	(3,691,000)
Other current liabilities	(33,805,000)
Accrued restructuring, long term	(721,000)
Deferred tax liabilities, long term	(7,734,000)
Other non-current liabilities	(1,894,000)

Total liabilities	(47,845,000)

Net assets	92,322,000
Goodwill	96,066,000

Total purchase price	$188,388,000

The goodwill of $96.1 million resulting from the purchase price allocation reflects the value of the underlying enterprise, as well as planned synergies that Lionbridge expects to realize as the business is integrated into existing Lionbridge operations. The total $96.1 million of goodwill has been assigned to the Company’s Globalization segment. This goodwill will not be amortized, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill allocated to domestic operations is expected to be deductible for tax purposes.

Logoport Software GmbH

On February 1, 2005, Lionbridge acquired all of the capital stock of Logoport Software GmbH (Logoprt). Total purchase consideration included a cash payment of $750,000 made at closing and an additional $87,000 of acquisition costs. In addition, the purchase agreement provides for certain contingent payments totaling $550,000 to be made by Lionbridge over a two-year period, dependent on the continued employment of the former owner of Logoport who, as a Lionbridge employee, will continue to develop certain acquired technology for Lionbridge’s internal use. The total purchase price of $837,000 was allocated to acquired technology and is being amortized over a seven-year life. The Company has recorded no goodwill as a result of this acquisition. During the year ended December 31, 2005, according to the terms of the purchase agreement, Lionbridge made contingent payments of $305,000 which were capitalized as internal use software and are being amortized over a seven-year life. It is anticipated that the future payments will also be capitalized as internal use software and amortized over a seven-year life as such amounts would be considered compensation payable to the former owner for the continued development of the Company’s internal use software.

Mentorix Technologies, Inc.

In September 2003, Lionbridge acquired all of the capital stock of Mentorix Technologies, Inc., a California corporation, and its Mumbai-India based subsidiary, Mentorix Learning Technologies Pvt. Ltd. (Mentorix), an application code developer and eLearning content provider. The acquisition was accounted for using the purchase method of accounting. Total purchase consideration was $28.7 million, consisting of a cash payment of $28.2 million made at closing ($21.5 million, net of cash acquired with the business) and an additional $520,000 of

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

direct acquisition costs. In connection with the acquisition, Lionbridge recorded $20.4 million of goodwill. Additionally, the Company recorded $110,000 in intangible assets associated with internally developed software.

The allocation of the purchase price, including direct costs of acquisition was based on the fair values of the acquired assets and liabilities assumed as follows:

Current assets	$9,292,000
Property and equipment	1,066,000
Other assets	352,000
Acquired internally-developed software	110,000

Total assets	10,820,000
Current liabilities	(1,767,000)
Acquired contract liability, long-term	(760,000)
Other non-current liabilities	(16,000)

Total liabilities	(2,543,000)

Net assets	8,277,000
Goodwill	20,385,000

Total purchase price	$28,662,000

During 2004, goodwill recorded in connection with the acquisition of Mentorix was reduced by $78,000 due to the reversal of excess acquisition date accruals primarily for employee benefits.

Pro Forma Disclosures (Unaudited)

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2003 is presented as if the 2003 acquisition of Mentorix occurred as of January 1, 2003. The following unaudited pro forma consolidated results of operations for the years ended December 31, 2004 and 2005 are presented as if the 2005 acquisition of BGS occurred as of January 1, 2004 and January 1, 2005, respectively. There were no acquisitions in 2004.

	2005	2004	2003
Revenue	$401,611,000	$377,104,000	$152,946,000
Net income (loss)	(15,688,000)	(23,421,000)	6,398,000
Net income (loss) per share of common stock:
Basic	$(0.28)	$(0.42)	$0.17
Diluted	$(0.28)	$(0.42)	$0.16

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Goodwill and Other Intangible Assets:

Changes in the carrying amount of goodwill on a total consolidated basis and by reportable segment for the years ended December 31, 2005 and 2004 consisted of the following:

	2005
	Globalization	Testing	Total
Balance, beginning of the year	$27,091,000	$7,825,000	$34,916,000
Goodwill acquired	96,066,000	—	96,066,000

Balance, end of the year	$123,157,000	$7,825,000	$130,982,000

	2004
	Globalization	Testing	Total
Balance, beginning of the year	$27,169,000	$7,825,000	$34,994,000
Reversal of other accruals	(78,000)	—	(78,000)

Balance, end of the year	$27,091,000	$7,825,000	$34,916,000

Included in “Other intangible assets, net” in the Company’s consolidated balance sheet are other intangible assets that are subject to amortization in accordance with SFAS No. 142. The following table summarizes other intangible assets as of December 31, 2005 and 2004, respectively:

	2005			2004
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
Mentorix internally developed software	$110,000	$83,000	$27,000	$110,000	$46,000	$64,000
BGS acquired customer relationships	32,000,000	1,441,000	30,559,000	—	—	—
BGS acquired customer contracts	14,000,000	987,000	13,013,000	—	—	—
BGS acquired technology	2,317,000	326,000	1,991,000	—	—	—

	$48,427,000	$2,837,000	$45,590,000	$110,000	$46,000	$64,000

Estimated annual amortization expense related to these intangible assets is as follows:

Year ending December 31,
2006	$8,696,000
2007	8,453,000
2008	8,441,000
2009	5,520,000
2010	4,893,000
Thereafter	9,587,000

$45,590,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Debt:

On September 1, 2005, Lionbridge replaced its revolving credit facility with HSBC Bank USA and Wachovia Bank (HSBC-Wachovia Facility) originally entered into in December 2004 with a credit facility with Wachovia Bank, National Association and Wachovia Capital Markets, LLC (Wachovia Facility). Under the Wachovia Facility, Lionbridge is able to borrow up to $125.0 million governed by certain financial covenants. Borrowings outstanding under the Wachovia Facility are collateralized by the domestic assets of the U.S. Company and its U.S. subsidiaries and stock of certain foreign subsidiaries. The Wachovia Facility is further divided into two sub-facilities, a Term Loan Facility (Term Loan) and a Revolving Loan Facility (Revolver). The Term Loan and Revolver bear interest at prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants.

The Term Loan had an aggregate outstanding principal amount of $92.5 million and an interest rate of 7.9% as of December 31, 2005 and has a maturity date of June 30, 2011. The principal amount of the Term Loan is payable in installments. The total Term Loan principal payments by fiscal period are as follows:

Year ending December 31,
2006	$927,318
2007	927,318
2008	927,318
2009	927,318
2010	22,719,298
Thereafter	66,071,430

$92,500,000

Additional contingent principal payments on the Term Loan and Revolver are also due based on a percentage of the annual cash flow (as defined in the agreement) generation of the Company. These mandatory principal payments are payable within 90-days of the Company’s year-end. The percentage due is governed by certain financial covenants. Lionbridge must maintain a certain leverage ratio at each reporting date as defined in the financial covenants of the Wachovia Facility. There are no mandatory principal payments due under these covenants at December 31, 2005. Lionbridge has an interest payment of $1.8 million due on March 1, 2006. Future interest payments will be determined based on the interest rate and term elected by the Company. The proceeds from the Term Loan were used exclusively to fund the purchase of BGS, and were paid to Bowne and Co., Inc.

The Revolver had no outstanding borrowings as of December 31, 2005 and has a maturity date of September 1, 2010. At December 31, 2005, Lionbridge’s borrowing capacity was $14.5 million and the Company would have elected an interest rate of 7.9% based on a 1-month LIBOR loan as of December 31, 2005 under the Revolver. Interest is payable in arrears to a maximum of three-month increments depending on the terms under which the Revolver loans are based.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2002, terms of certain subordinated debt agreements with Capital Resource Lenders III, L.P. (CRP) were amended to extend the maturity date of the notes, having an aggregate principal balance of $5.0 million, to April 30, 2004. In conjunction with the amendment, Lionbridge issued warrants for the purchase of up to 400,000 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. One-quarter of the shares issuable under the warrants were vested at the time of issuance and the remaining shares vested ratably each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants, valued at $551,000 in the aggregate, were recorded as a deferred financing cost and were amortized as interest expense over the remaining term of the notes, resulting in interest expense of $161,000 for the year ended December 31, 2003. An incremental $207,000 was recognized as accelerated deferred financing costs in August 2003 upon early repayment of this debt. In June 2003, the holders exercised these warrants to purchase a total of 249,427 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 169,135 shares at a fair market value of $5.25 per share. In August 2003, the holders exercised the remaining amount of shares issuable under these warrants to purchase an additional 37,355 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 29,004 shares at a fair market value of $7.56 per share.

In August 2002, terms of the subordinated debt agreements with Morgan Stanley Venture Capital Fund II Annex, L.P. and Morgan Stanley Venture Investors Annex, L.P. were amended to extend the maturity date of the notes, having an aggregate principal balance of $1.0 million, to July 31, 2003. In conjunction with the amendment, Lionbridge issued warrants for the purchase of up to 50,612 shares, in the aggregate, of common stock at an exercise price of $1.69 per share. One-quarter of the shares issuable under the warrants vested at the time of issuance and the remaining shares vested ratably each three-month period thereafter through the maturity date of the notes based upon the then-current principal amount outstanding. The warrants, valued at $47,000 in the aggregate, were recorded as a deferred financing cost and were amortized as interest expense over the remaining term of the notes, resulting in interest expense of $27,000 for the year ended December 31, 2003. In September 2003, the holders exercised these warrants in full to purchase an additional 50,612 shares of common stock at an exercise price of $1.69 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 40,489 shares at a fair market value of $8.45 per share.

In June 2001, Lionbridge entered into a subordinated debt agreement with CRP pursuant to which Lionbridge issued a 12% promissory note in the amount of $5.0 million and a warrant to purchase 900,000 shares of common stock at a price of $0.80 per share (the “2001 Warrant”). Under the terms of this agreement, if principal and accrued interest due under the note were not paid on October 31, 2001, the note would automatically convert into a new note with essentially identical terms but with a principal amount of $8.0 million. Lionbridge elected not to repay the principal and interest due under the note on October 31, 2001, and accordingly, as of that date, the note converted into a note in the principal amount of $8.0 million due on September 30, 2006, with interest payable quarterly in arrears at 12% per year. The $3.0 million discount on the new note was accreted through interest expense over the period from November 1, 2001 to July 31, 2003. The note was repaid in full in August 2003. Accretion of $356,000 was recorded for the year ended December 31,

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003 related to this debt discount. In June 2003, the holder exercised its warrant in full to purchase a total of 900,000 shares of common stock at an exercise price of $0.80 per share. The net issuance right was elected as the method of exercise resulting in the issuance of 762,857 shares at a fair market value of $5.25 per share.

7.    Commitments and Contingencies:

Operating Lease Commitments

The Company leases certain equipment and office space under noncancelable agreements which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases (excluding recognition of sublease income) at December 31, 2005 were as follows:

Year ending December 31,
2006	$16,538,000
2007	10,500,000
2008	6,674,000
2009	4,593,000
2010	3,406,000
Thereafter	20,178,000

$61,889,000

Lionbridge recorded total rental expense of $7.7 million, $6.0 million and $5.5 million in 2005, 2004 and 2003, respectively.

Guarantor Arrangements

When as part of an acquisition the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. In July 2002, the Company acquired all of the stock of eTesting Labs, Inc. in September 2003, the Company acquired all of the stock of Mentorix; and in September 2005, the Company acquired all of the stock of Bowne Global Solutions. Since those dates, the Company has not received any claims for events that occurred prior to the acquisitions. While the provisions of the agreements are still in effect, the Company believes that the probability of receiving a claim at this point in connection with the acquisition of eTesting Labs, Inc. and Mentorix is unlikely at this point and believes that there are no such liabilities outside the ordinary course of business related to the acquisition of BGS. Accordingly, the Company has no liabilities recorded for these guarantees as of December 31, 2005.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon Lionbridge’s historical experience, contractual limitations of liability applicable to such indemnities, and information known as of December 31, 2005, the Company believes its liability on the above guarantees and indemnities at December 31, 2005 is immaterial.

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

In June 2003, Lionbridge elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against Lionbridge and against any other of the issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against underwriter defendants, and the litigation as against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consummation of the proposed settlement is conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to all class members and scheduled a fairness hearing for April 24, 2006, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement. If the proposed settlement described above is not consummated, Lionbridge intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, the Company believes that the underwriters may have an obligation to indemnify Lionbridge for the legal fees and other costs of defending this suit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

8.    Stockholders’ Equity:

Offerings of Common Stock

In December 2005, Lionbridge issued 1,355,000 shares of its common stock at $6.25 per share in a public offering for total consideration of $7.9 million, net of underwriting costs and other expenses. These shares were sold in connection with the underwriter’s exercise of its over-allotment option in such offering.

In August 2003, Lionbridge issued 12,340,000 shares of its common stock at $6.10 per share in a follow-on public offering for total consideration of $70.4 million, net of underwriting costs and other expenses.

Stock-Based Compensation

Lionbridge recorded deferred compensation of approximately $3.8 million in 1999, representing the difference between the exercise price of stock options granted to employees and the fair market value for accounting purposes of the underlying common stock at the date of the grant. This deferred compensation has been amortized over the four-year vesting period of the applicable options. Of the total deferred compensation amount, $2.7 million had been amortized and $1.1 million had been reversed due to forfeitures of the underlying options at December 31, 2004. The amortization of deferred compensation was recorded as an operating expense and totaled $106,000 for the year ended December 31, 2003.

In 2002, Lionbridge recorded deferred compensation of $537,000, representing the fair market value of 298,500 shares of restricted common stock issued to certain employees at that time. These restricted shares vest ratably after one and two years of continued employment with the Company. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. The deferred compensation has been amortized over the two-year period during which the transfer and sale restrictions on the common stock lapsed. The amortization of deferred compensation was recorded as an operating expense and totaled $239,000 for the year ended December 31, 2003.

In 2003, Lionbridge recorded deferred compensation of $1.3 million representing the fair market value of 156,000 shares of restricted common stock issued to certain employees during the year. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. Restrictions on disposition lapse ratably over four years from the dates of grant on each anniversary date. The deferred compensation is being amortized over the four-year period during which the restrictions on the common stock lapse. Unamortized deferred compensation of $423,000 and $271,000 representing the fair market value of 37,500 and 30, 000 shares of restricted common stock issued to employees,

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at that time, was reversed upon the separation of certain employees, during the years ended December 31, 2004 and 2005, respectively. The amortization of this deferred compensation is recorded as an operating expense and totaled $96,000, $229,000 and $76,000 for the years ended December 31, 2005, 2004 and 2003, respectively, net of reversals of $56,000 and $ 76,000 of amortization previously recorded in relation to the 37,500 and 30,000 shares of restricted common stock forfeited during 2004 and 2005, respectively.

In 2004, Lionbridge recorded deferred compensation of $1.9 million, representing the fair market value of 244,648 shares of restricted common stock issued to certain employees at various grant dates during the year. The deferred compensation is being amortized over periods, ranging from eighteen month, to five years, during which the restrictions on the common stock lapse. Of this, deferred compensation of $1.4 million, representing the fair market value of 171,887 shares of restricted common stock units was issued to the Company’s Chief Executive Officer. Restrictions on disposition, of this grant lapse over five years from the date of grant on the third, fourth and fifth anniversary of grant date. The deferred compensation is being amortized over the five-year period during which the restrictions on the common stock lapse. The amortization of this deferred compensation is recorded as an operating expense and totaled $504,000 and $403,000 for the years ended December 31, 2005 and 2004, respectively.

In 2005, the Company recorded deferred compensation of $4.3 million, representing the fair market value of 725,236 shares of restricted common stock issued to certain employees, at various grant dates during the course of the year. Restrictions on disposition lapse ratably over the vesting periods, as defined by each grant issued, and range from a period of eighteen months from the date of grant on each nine month anniversary date, to four years from the date of grant on each anniversary date. The deferred compensation is being amortized over periods, ranging from eighteen month, to four years, during which the restrictions on the common stock lapse. During the year ended December 31, 2005, unamortized deferred compensation of $273,000, representing the fair market value of 58,608 shares of restricted common stock issued to employees at that time, was reversed upon the separation of these employees. The amortization of this deferred compensation is recorded as an operating expense and totaled $981,000 for the year ended December 31, 2005, net of a reversal of $68,000 of amortization previously recorded in relation to the 58,608 shares of restricted common stock forfeited during the period.

Total amortization of deferred compensation was $1.6 million, $632,000 and $421,000 in the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, $673,000, $423,000 and $52,000 of deferred compensation has been reversed due to the forfeiture or cancellation of the underlying restricted stock or options for the years ended December 31, 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan

Lionbridge’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The Purchase Plan allows for the issuance of 1,000,000 shares of Lionbridge’s common stock to eligible employees. Under the Purchase Plan, Lionbridge is authorized to make a series of offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering is equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower. The Company issued 63,483, 60,200 and 67,587 shares of common stock during 2005, 2004 and 2003, respectively, pursuant to the Purchase Plan at a weighted average price per share of $4.23, $5.54 and $2.57, respectively. There were 625,055 shares available for future issuance under the Purchase Plan at December 31, 2005.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The maximum number of shares of common stock available for issuance under the 2005 Plan is 4,000,000 shares. At December 31, 2005 there were 3,942,500 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant.

Lionbridge’s 1998 Stock Option Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares. At December 31, 2005 there were 754,197 options available for future grant under the Plan. Options to purchase common stock are granted at the discretion of the Board of Directors. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions involving all plans for the period from January 1, 2003 to December 31, 2005 are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2003	5,904,205	$3.44
Granted at fair value	1,506,200	7.77
Exercised	(1,040,873)	2.47
Canceled	(436,035)	4.65

Outstanding at December 31, 2003	5,933,497	4.62
Granted at fair value	620,250	7.42
Exercised	(527,985)	2.49
Canceled	(191,576)	6.21

Outstanding at December 31, 2004	5,834,186	5.06
Granted at fair value	959,000	5.90
Exercised	(909,321)	1.99
Canceled	(606,141)	8.22

Outstanding at December 31, 2005	5,277,724	5.38

The table below shows options exercisable and the weighted average exercise price of options exercisable for the years ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003
Options exercisable	3,235,601	3,352,594	2,491,666
Weighted average exercise price of options exercisable	$4.81	$4.60	$4.45

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.15-1.31	76,623	3.4 years	$0.78	76,623	$0.78
1.40-2.03	1,373,300	5.9 years	1.62	1,103,378	1.59
2.15-3.19	800,598	5.4 years	2.95	740,840	2.99
3.59-5.20	443,006	7.1 years	4.74	180,956	4.79
5.79-8.25	1,388,224	7.9 years	6.77	445,085	7.44
8.80-11.38	1,139,101	7.5 years	9.65	631,847	9.67
17.03-18.66	53,467	3.9 years	17.84	53,467	17.84
46.94-173.57	3,405	1.6 years	88.57	3,405	88.57

$0.15-$173.57	5,277,724	6.8 years	$5.38	3,235,601	$4.81

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Income Taxes:

The components of the provision for income taxes are as follows for the years ended December 31:

	2005	2004	2003
Current:
State	$144,000	$41,000	$—
Federal	—	16,000	—
Foreign	2,373,000	454,000	334,000

Total current provision	$2,517,000	$511,000	$334,000
Deferred:
Foreign	$(355,000)	$—	$—
Domestic	93,000	—	—

Total deferred benefit	$(262,000)	$—	$—

Total provision for income taxes	$2,255,000	$511,000	$334,000

The benefit from the utilization of net operating loss carryforwards in Europe during the year ended December 31, 2005 was recorded as a reduction of goodwill of $545,000, rather than a tax benefit, since the deferred tax assets associated with these carryforwards had been fully reserved at the time of the acquisition of BGS on September 1, 2005.

The components of the income (loss) before income taxes were as follows for the years ended December 31:

	2005	2004	2003
United States	$(5,125,000)	$(899,000)	$(2,245,000)
Foreign	3,467,000	8,550,000	5,111,000

Income (loss) before income taxes	$(1,658,000)	$7,651,000	$2,866,000

The consolidated deferred tax assets (liabilities) of the Company were as follows at December 31:

	2005	2004
U.S. net operating loss carryforwards	$36,953,000	$28,656,000
Foreign net operating loss carryforwards	26,216,000	3,775,000
Difference in accounting for amortization and depreciation	(8,238,000)	2,108,000
Goodwill amortization	(92,000)	—
Reserves and accruals	878,000	814,000
Tax credits carryforwards	1,139,000	826,000
Other	804,000	1,012,000
Valuation allowance	(65,080,000)	(37,191,000)

Net deferred tax liability	$(7,420,000)	$—

A deferred tax liability of $92,000 has been recorded that relates to tax deductible goodwill from the BGS acquisition. Goodwill is an indefinite-lived asset that will not reverse until some indefinite future period when either the asset is sold or becomes impaired for financial reporting purposes.

The balance of the deferred tax liability at December 31, 2005 relates to the differences between the assigned values and tax losses of acquired intangibles, excluding goodwill, from the BGS acquisition.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management of Lionbridge has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under the applicable accounting standards, Management has considered Lionbridge’s history of losses and concluded that it is more likely than not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been established against those tax assets resulting in an increase to the valuation allowance of $27.9 million. Management reevaluates the positive and negative evidence periodically.

At December 31, 2005, Lionbridge had net operating loss carryforwards for U.S. federal income tax purposes of $89.2 million that may be used to offset future taxable income, which begin to expire in 2017. Of this amount, $7.6 million relates to deductions from the exercise of stock options. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. The Company has federal research and development tax credits which may be used to offset future income tax of $148,000, which begin to expire in 2019. The Company has federal foreign tax credits which may be used to offset future income tax of $875,000, which begin to expire in 2010. Additionally, Lionbridge has non-U.S. net operating loss carryforwards of $80.9 million which begin to expire in 2006. Of that amount, $67.8 million rebates to net operating losses related to the BGS acquisition for which a full valuation allowance has been recorded. The future benefit from these net operating losses will be allocated to reduce goodwill.

At December 31, 2005, unrepatriated earnings of non-U.S. subsidiaries totaled $17.5 million. No provision for U.S. income and foreign withholding taxes has been made for all unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits.

Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

10.    Merger, Restructuring and Other Charges:

In 2005, Lionbridge recorded $5.4 million of restructuring and other charges. Of this amount, $5.0 million was primarily related to the acquisition of BGS and was recorded in the six month period ended December 31, 2005 and $449,000 was recorded during the six months ended June 30, 2005. The $5.4 million recorded in the year ended December 31, 2005 included $1.2 million for anticipated losses on vacated facilities, $1.3 million for workforce reductions in Germany, France and the U.S., consisting of fifty technical, thirteen administrative and three sales staff and $35,000 for the impairment of long-lived assets recorded pursuant to the guidance in SFAS No. 146, “Accounting for Costs associated with Exit or Disposal Activities” and $2.8 million of other charges, principally professional services fees, related to the integration of BGS recorded pursuant to the guidance in Emerging Issues Task Force Abstract 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination” (EITF 95-3), and related literature. Of these charges, $2.5 million related to the Company’s Globalization segment, $61,000 to the Testing segment and $2.8 million related to Corporate and Other. Of the $3.6 million of cash payments in 2005, $3.4 million and $163,000 related to the Globalization and Testing segments, respectively, and $83,000 related to Corporate and Other.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Of the $2.3 million of restructuring and other charges recorded in the year ended December 31, 2004, $1.5 million related to the Company’s Globalization segment, $574,000 to the Testing segment and $240,000 to Corporate and Other. Of the $1.7 million of cash payments in 2004, $1.2 million and $375,000 related to the Globalization and Testing segments, respectively, and $121,000 was incurred in Corporate and Other.

Restructuring charges of $943,000 were recorded in the year ended December 31, 2003. These charges relate to costs associated with workforce reductions in the United States, France, Ireland, Japan and China, consisting of twenty-five technical staff, one sales and marketing staff member and eight administrative staff. Of this amount, $906,000 related to the Company’s Globalization reporting segment and $37,000 to the Testing segment.

The following table summarizes the merger and restructuring reserve activity (excluding long-lived asset impairments and the $2.8 million of other charges related to the integration of BGS recorded in 2005) for the years ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003
Balance, beginning of the year	$784,000	$361,000	$871,000
Employee severance:
Merger and restructuring charges recorded (1)	1,329,000	1,441,000	943,000
Revisions of estimated liabilities	—	(45,000)	(14,000)
Reclassification	—	—	(68,000)
Reserves acquired and recorded on business combinations (2)	1,864,000	—	—
Cash payments related to reserves acquired and recorded on business combinations	(1,306,000)	—	—
Cash payments related to reserves recorded on exit or disposal activities	(1,430,000)	(1,321,000)	(610,000)

	457,000	75,000	251,000

Vacated facility/lease termination:
Merger and restructuring charges recorded (1)	1,246,000	726,000	—
Revisions of estimated liabilities	—	—	(284,000)
Reserves acquired and recorded on business combinations (2)	2,548,000	—	—
Cash payments related to reserves acquired and recorded on business combinations	(290,000)	—	—
Cash payments related to reserves recorded on exit or disposal activities	(535,000)	(378,000)	(477,000)

	2,969,000	348,000	(761,000)

Balance, end of the year	$4,210,000	$784,000	$361,000

(1)	Charges recorded pursuant to the guidance in SFAS No. 146
(2)	Reserves recorded pursuant to the guidance EITF 95-3, and related literature

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lionbridge recorded $45,000 in revisions of estimated liabilities in the year ended December 31, 2004 which related to employee severance and related items, due to the reversal of excess accruals for employee termination costs previously estimated and recorded as part of its restructuring plan related to the acquisition and integration of Mentorix.

Lionbridge recorded $14,000 in revisions of estimated liabilities in the year ended December 31, 2003 which related to employee severance and related items, due to the reversal of excess accruals for employee termination costs previously estimated and recorded in connection with its May 2000 acquisition of INTL.com and July 2002 acquisition of eTesting Labs. These accruals had been initially recorded in accordance EITF 95-3, and related literature.

Lionbridge recorded $284,000 in revisions of lease termination costs and other charges in the year ended December 31, 2003, resulting from the renegotiation and termination of leases for vacated facilities in the United States obtained in connection with the Data Dimensions and eTesting Labs acquisitions in June 2001 and July 2002, respectively. Lionbridge had originally established these reserves in accordance with EITF 95-3. The resulting credit from these revisions was recorded as a reduction to goodwill previously recognized. The reserves initially established in connection with the acquisition of Data Dimensions were based on the Company’s expectations of future lease costs on vacant facilities, adjusted for sub-lease income. In May 2003, after the premises had been vacant for twenty-three months, the Company was able to negotiate an early termination of one of the lease arrangements such that future lease costs were less than originally anticipated. The reserve initially established in connection with the acquisition of eTesting Labs was based on the Company’s expectations of future lease costs for a vacant facility, as well as other facility exit costs. The Company was able to exit and turn over the property sooner and under more favorable terms than initially anticipated. These favorable negotiations and events had not been anticipated by the Company at the time the original reserves were recorded, and resulted in the revisions of estimated liabilities recorded.

At December 31, 2005, the consolidated balance sheet includes accruals totaling $4.2 million primarily related to employee terminations costs and vacated facilities. Lionbridge currently anticipates that $3.0 million of this will be fully utilized in 2006. The remaining $1.2 million relates to lease obligations on unused facilities expiring through 2008 and is included in long-term liabilities.

11.    Employee Benefit Plans:

Lionbridge maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees may participate in the 401(k) plan subject to certain eligibility requirements. Under the 401(k) plan, a participant may contribute a maximum of 15% of his or her pre-tax salary, commissions and bonuses through payroll deductions (up to the statutorily prescribed annual limit, or $14,000 in 2005) to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the Board of Directors, Lionbridge may make discretionary profit-sharing contributions into the 401(k) plan for all eligible employees. For the years ended December 31, 2005, 2004 and 2003, discretionary contributions totaled $356,000, $258,000, and $239,000, respectively. In addition, as of December 31, 2005, the Company maintained defined benefit pension plans for employees in the Netherlands, France and Norway, a defined contribution plan for employees in France, Germany, Ireland, the United Kingdom, Belgium, Denmark, Finland, Sweden and India, and benefit retirement plans in Japan and Korea resulting in contributions charged to operations of $2.6 million, $1.4 million and $845,000 in 2005, 2004 and 2003, respectively. In total, Lionbridge’s consolidated results of operations include employee benefit contribution charges of $3.0 million, $1.7 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not provided the disclosures required under SFAS No. 87, “Employers’ Accounting for Pensions”, for the defined benefit pension plans as the amounts involved are immaterial to the years presented.

12.    Operating Segments and Geographical Information:

Lionbridge has determined that its operating segments are those that are based on its method of internal reporting, which separately presents its business based on the service performed by individual geographical location. Lionbridge has combined those operating segments, which meet the aggregation criteria of SFAS No. 131 in determining its reportable segments. This combination aggregates the geographical location for each type of service performed resulting in three reportable operating segments: Globalization, Testing and Interpretation.

The Globalization segment provides product and content globalization services that enable the development, worldwide multilingual release and ongoing maintenance of products, content and related technical support, training materials, and sales and marketing information. Following the acquisition of BGS, management reported the results of the globalization business of BGS in its Globalization segment. The Company has reviewed the acquired BGS business operations to determine the proper reportable segment reporting in accordance with SFAS No. 131. This review determined that BGS globalization business exhibits similar long-term financial performance and similar economic characteristics to Lionbridge’s globalization business. These similarities include, but are not limited to, providing global services of a like nature, using comparative processes and delivery methods, resulting in similar long-term average gross margins. The Testing segment provides comprehensive testing of software, hardware and Web sites, as well as product certification programs. The acquired BGS localization business is primarily reflected in Lionbridge’s Globalization segment with the BGS language interpretation business, (“Interpretation”), included separately. All other unallocated enterprise costs are in the “Corporate and Other” category.

The table below presents information about the reported net income (loss) of the Company for the years ended December 31, 2005, 2004 and 2003. Asset information, other than goodwill, by reportable segment is not reported, since the Company does not produce such information internally.

	Globalization	Testing	Interpretation	Corporate and Other	Total
2005
External revenue	$196,454,000	$32,720,000	$7,088,000	$—	$236,262,000
Cost of revenue (exclusive of depreciation and amortization)	129,670,000	18,707,000	5,501,000	—	153,878,000
Depreciation and amortization	2,379,000	871,000	67,000	2,999,000	6,316,000
Other operating expenses	38,309,000	9,440,000	1,174,000	—	48,923,000

Segment contribution	26,096,000	3,702,000	346,000	(2,999,000)	27,145,000
Interest expense, income tax expense and other unallocated items	—	—	—	(31,058,000)	(31,058,000)

Net income (loss)	26,096,000	3,702,000	346,000	(34,057,000)	(3,913,000)

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Globalization	Testing	Interpretation	Corporate and Other	Total
2004
External revenue	$118,612,000	$35,489,000	$—	$—	$154,101,000
Cost of revenue (exclusive of depreciation and amortization)	74,852,000	20,935,000	—	—	95,787,000
Depreciation and amortization	1,383,000	1,384,000	—	288,000	3,055,000
Other operating expenses	23,180,000	9,165,000	—	—	32,345,000

Segment contribution	19,197,000	4,005,000	—	(288,000)	22,914,000
Interest expense, income tax expense and other unallocated items	—	—	—	(15,774,000)	(15,774,000)

Net income (loss)	19,197,000	4,005,000	—	(16,062,000)	7,140,000

2003
External revenue	$102,358,000	$39,348,000	$—	$—	$141,706,000
Cost of revenue (exclusive of depreciation and amortization)	66,260,000	19,599,000	—	—	85,859,000
Depreciation and amortization	1,256,000	1,839,000	—	673,000	3,768,000
Other operating expenses	22,472,000	8,779,000	—	—	31,251,000

Segment contribution	12,370,000	9,131,000	—	(673,000)	20,828,000
Interest expense, income tax expense and other unallocated items	—	—	—	(18,296,000)	(18,296,000)

Net income (loss)	12,370,000	9,131,000	—	(18,969,000)	2,532,000

In 2005, Microsoft and HP accounted for $47.2 million, or 20%, and $19.2 million, or 8%, respectively, of total revenue. In 2004, HP and Microsoft accounted for $26.9 million, or 17%, and $25.7 million, or 17%, respectively, of total revenue. In 2003, HP and Microsoft accounted for approximately $27.2 million, or 19%, and $23.4 million, or 17%, of total revenue, respectively. No other client individually accounted for more than 10% of revenue in 2005, 2004 or 2003. Revenue from these customers is included in the revenue of both the Globalization and Testing segments.

A summary of Lionbridge’s revenue and long-lived assets by geographical region is as follows:

	Year Ended December 31,
	2005	2004	2003
Revenue:
United States	$86,808,000	$70,256,000	$68,317,000
Ireland	56,345,000	42,266,000	45,575,000
India	23,712,000	19,237,000	4,749,000
France	19,904,000	14,415,000	12,762,000
Japan	14,477,000	3,551,000	4,008,000
Germany	10,178,000	5,395,000	5,910,000
The Netherlands	9,789,000	7,330,000	6,770,000
China	8,595,000	5,245,000	4,931,000
Finland	8,241,000	—	—
Spain	7,580,000	—	—
United Kingdom	6,460,000	—	—
Korea	5,888,000	2,192,000	1,870,000
Other	21,726,000	476,000	906,000
Eliminations	(43,441,000)	(16,262,000)	(14,092,000)

	$236,262,000	$154,101,000	$141,706,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign revenue is presented based on the country in which projects are managed.

	December 31,
	2005	2004	2003
Long-lived assets:
United States	$5,177,000	$1,636,000	$2,148,000
Belgium	2,230,000	—	—
Ireland	1,934,000	372,000	871,000
India	1,327,000	825,000	1,375,000
Germany	1,248,000	59,000	92,000
Japan	1,119,000	133,000	140,000
China	640,000	234,000	303,000
Poland	480,000	—	—
Finland	425,000	—	—
Spain	400,000	—	—
France	370,000	269,000	385,000
United Kingdom	310,000	9,000	—
Other	1,376,000	154,000	207,000

	$17,036,000	$3,691,000	$5,521,000

13.    Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2005	2004	2003
Interest paid	$1,992,000		$2,784,000

Income taxes paid, net	$2,303,000	$268,000	$547,000

Noncash investing and financing activities:
Additions to capital lease obligations for fixed asset purchases			$278,000

Lionbridge acquired BGS in 2005. In conjunction with the purchase, liabilities were assumed as follows:
Fair value of assets acquired and goodwill	$236,233,000
Cash paid for assets acquired	(131,894,000)
Fair value of common stock issued	(56,494,000)

Liabilities assumed	$47,845,000

Lionbridge acquired Mentorix in 2003. In conjunction with the purchase, liabilities were assumed as follows:
Fair value of assets acquired and goodwill			$31,205,000
Cash paid for assets acquired			(28,662,000)

Liabilities assumed			$2,543,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Valuation and Qualifying Accounts:

The following table sets forth activity in Lionbridge’s accounts receivable reserve:

Year Ended:	Balance at Beginning of Year	Charges to Operations	(Deductions)/ Recoveries	Acquired	Balance at End of Year
December 31, 2003	$425,000	$40,000	$(85,000)	$41,000	$591,000
December 31, 2004	591,000	87,000	(314,000)	—	364,000
December 31, 2005	364,000	563,000	(201,000)	—	726,000

15.    Net Income (Loss) per Share:

Shares used in calculating basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, respectively, are as follows:

	2005	2004	2003
Weighted average number of shares of common stock outstanding—basic	50,515,000	46,548,000	37,406,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	—	2,813,000	3,145,000

Weighted average number of shares of common stock outstanding—diluted	50,515,000	49,361,000	40,551,000

Options, unvested restricted stock and warrants outstanding to purchase 6,219,000, 2,080,000 and 1,828,000 shares of common stock for the years ended December 31, 2005, 2004 and 2003, respectively, were not included in the calculations of diluted net income (loss) per share, as their effect would be anti-dilutive.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    March 16, 2006

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

Name	Title	Date

/S/ RORY J. COWAN Rory J. Cowan	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2006

/S/ STEPHEN J. LIFSHATZ Stephen J. Lifshatz	Senior Vice President, Chief Financial Officer, and Assistant Secretary (Principal Financial and Accounting Officer)	March 16, 2006

/S/ GUY L. DE CHAZAL Guy L. de Chazal	Director	March 16, 2006

/S/ CLAUDE P. SHEER Claude P. Sheer	Director	March 16, 2006

/S/ PAUL KAVANAGH Paul Kavanagh	Director	March 16, 2006

/S/ EDWARD A. BLECHSCHMIDT Edward A. Blechschmidt	Director	March 16, 2006

/S/ JEFFREY H. GOODMAN Jeffrey H. Goodman	Director	March 16, 2006

S-1

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2005

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger, dated as of June 27, 2005, by and among Lionbridge Technologies, Inc., GGS Acquisition Corp., BGS Companies, Inc., Bowne & Co., Inc. and Bowne of New York City, LLC (filed as Exhibit 2.1 to Company’s Report Forms 8-K on June 28, 2005 and September 7, 2005; filed as Exhibit 2.1 to the Form 8-K Amended filed on November 9, 2005; and filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarters ending June 30, 2005 and September 30, 2005 respectively (File No. 000-26933) and incorporated herein by reference).

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Form of Amended and Restated By-laws of Lionbridge (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	Employee Stock Purchase Plan, as amended on November 30, 2005 (filed as Exhibit 99 to Report on Form 8-K filed on December 6, 2005 (File No. 000-26933) and incorporated by reference herein).

10.2**	1998 Stock Plan, as amended and restated (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2004 and incorporated herein by reference).

10.3**	Lionbridge 2005 Incentive Stock Plan (filed as Exhibit 10.1 to the Report on Form 8-K filed on November 14, 2005)

10.4**	Form of Restricted Stock Agreement under the 1998 Stock Plan (filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.5**	Employment Agreement dated as of December 23, 1996 between Lionbridge Technologies, Inc. and Rory J. Cowan (filed as Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.6**	Form of Restricted Stock Agreement under the 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Report on Form 8-K filed on November 14, 2005)

10.7**	Employment Agreement dated as of February 11, 1997 between Lionbridge Technologies, Inc. and Stephen J. Lifshatz (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.8**	Form of Non-Competition Agreement as entered into between Lionbridge and each of Rory J. Cowan and Stephen J. Lifshatz, (filed as Exhibit 10.41 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.9**	Form of Incentive Stock Option Agreement under the 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Report on Form 8-K filed on November 14, 2005)

10.10**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2005 Stock Incentive Plan (filed as Exhibit 10.4 to the Report on Form 8-K filed on November 14, 2005)

10.11	Form of Non-Qualified Stock Option Agreement For Officers and Employees under the 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Report on Form 8-K filed on November 14, 2005 and incorporated herein by reference).

Exhibit No.	Exhibit

10.12**	Harvard Translations, Inc. 1997 Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.13**	IC Global Services, Inc. 1998 Stock Plan (Amended and Restated April 6, 1999) (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.14**	International Language Engineering Corporation Amended and Restated 1997 Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.15	Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 8, 2001 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

10.16	Amendment No. 1 to Agreement and Plan of Reorganization by and among Lionbridge Technologies, Inc., Diamond Acquisition Corp. and Data Dimensions, Inc. dated March 16, 2001 (filed as Exhibit 2.2 to the Current Report on Form 8-K filed on March 19, 2001 (File No. 000-26933) and incorporated herein by reference).

10.17	Note and Warrant Purchase Agreement between Lionbridge Technologies, Inc. and Capital Resource Partners IV, L.P. dated as of June 29, 2001 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.18	Warrant to Purchase Stock of Lionbridge dated as of June 29, 2001 issued to Capital Resource Partners IV, L.P. (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.19**	Data Dimensions, Inc. 1988 Incentive Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.20**	Data Dimensions, Inc. 1997 Stock Option Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.21**	ST Labs Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.22	Note and Warrant Purchase Agreement among Lionbridge Technologies Holdings, B.V., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.23	Note and Warrant Purchase Agreement among Lionbridge Technologies, Inc., Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.L.C. dated as of May 14, 2002 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.24	Common Stock Purchase Warrant issued to Capital Resource Lenders III, L.P. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

10.25	Common Stock Purchase Warrant issued to CRP Investment Partners III, L.P. (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2002 and incorporated by reference herein).

Exhibit No.	Exhibit

10.26	Lease agreement dated as of December 8, 2003 between VeriTest Inc. and Imation Corp. Developers (filed as Exhibit 10.69 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2003 and incorporated by reference herein).

10.30	Lease dated as of January 1, 2004 between and Mitsubishi Estate Co., Ltd. and Bowne Global Solutions (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ending September 30, 2005 (File No. 000-26933) and incorporated herein by reference).

10.31	Lease dated as of December 2, 2003 between and Yu, Cheng-Huang and Bowne Global Solutions, Taiwan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ending September 30, 2005 (File No. 000-26933) and incorporated herein by reference).

10.32	Lease dated as of October 1, 2005 between and Randal J. Stewart and Anne J. Stewart dba Palm Court Properties and VeriTest Inc. (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ending September 30, 2005 (File No. 000-26933) and incorporated herein by reference).

10.33	Lease dated as of July 28, 2005 between and OP&F Stevenson Corporation and Lionbridge U.S., Inc. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ending September 30, 2005 (File No. 000-26933) and incorporated by herein reference).

10.34	Lease agreement dated as of March 14, 2005 between Lionbridge Technologies Private Limited and Mr. S.K Dharmalingam (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ending March 31, 2005 (File No. 000-26933) and incorporated herein by reference).

10.35	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2003 and incorporated by reference herein).

10.36**	Change of Control Plan dated as of July 14, 2003 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended June 30, 2003 and incorporated by reference herein).

10.37**	Form of Change of Control Agreement dated as of July 14, 2003 for Messrs. Cowan, Lifshatz and Maripuri and Ms. Shannon (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended June 30, 2003 and incorporated by reference herein).

10.38	Agreement and Plan of Reorganization among Lionbridge, Mountain Acquisition Corp., Mentorix Technologies, Inc. and the shareholders of Mentorix Technologies, Inc. dated as of September 9, 2003 (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2003 and incorporated herein by reference).

10.40**	Non-competition Agreement between the Company and Satish Maripuri dated March 1, 2004 (filed as Exhibit 10.66 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2004 and incorporated by reference herein).

10.41**	Non-competition Agreement between the Company and Henri Broekmate dated March 24, 2004 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2004 and incorporated by reference herein).

10.42	Sublease agreement dated as of January 31, 2004 between Lionbridge Technologies, Inc. and IDS Scheer Process Implementation Consulting Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2004 and incorporated by reference herein).

10.43	Amendment to Lease Agreement dated as of March 9, 2004 between Lionbridge Technologies, Inc. and Airprath wireless Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended June 30, 2004 and incorporated by reference herein).

Exhibit No.	Exhibit

10.44	Sublease agreement dated as of April 14, 2004 between Lionbridge Technologies, Inc. and IDS Scheer Process Implementation Consulting Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2004 and incorporated by reference herein).

10.45**	Form of Restricted Stock Units Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2004 and incorporated herein by reference).

10.46	Loan Agreement dated as of December 23, 2004 among Lionbridge Technologies, Inc., Lionbridge US Inc., VeriTest Inc., Mentorix Technologies, Inc., Lionbridge Technologies Holdings B.V., Lionbridge Technologies Ireland, HSBC Bank USA, National Association and Wachovia Bank, National Association 2003 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2004 and incorporated herein by reference).

10.47	Continuing Domestic Guaranty Agreement dated as of December 23, 2004, by Lionbridge Technologies, Inc., Lionbridge US Inc., VeriTest Inc., Mentorix Technologies, Inc. and each Joinder Party thereto in favor of Wachovia Bank, National Association and HSBC Bank USA, National Association (filed as Exhibit 10.73 to Registrant’s Annual Report on Form 10-K (file No. 000-269333) for the year ended December 31, 2004)

10.48	Security Agreement dated as of December 23, 2004, among Lionbridge Technologies, Inc., Mentorix Technologies, Inc., VeriTest Inc. and each Joinder Party thereto in favor of Wachovia Bank, National Association and HSBC Bank USA, National Association (filed as Exhibit 10.74 to Registrant’s Annual Report on Form 10-K (file No. 000-269333) for the year ended December 31, 2004) .

10.49	Security Agreement, dated as of September 1, 2005, by and among Lionbridge Technologies, Inc., each of the Domestic Subsidiaries from time to time a party thereto and Wachovia Bank, National Association, as administrative agent for the several banks and financial institutions as may from time to time become parties thereto (filed as Exhibit 10.2 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.50	Credit Agreement, dated as of September 1, 2005, by and among Lionbridge Technologies, Inc., Lionbridge Technologies Ireland, Lionbridge Technologies Holdings B.V., VeriTest, Inc., Lionbridge US, Inc., Mentorix Technologies Inc., Lionbridge Global Solutions Companies, Inc., Lionbridge Global Solutions Federal, Inc., Lionbridge Global Solutions II, Inc., Lionbridge Technologies B.V., the several banks and financial institutions as may become parties thereto and Wachovia Bank, National Association, as administrative agent for the several banks and financial institutions as may from time to time become parties thereto (filed as Exhibit 10.1 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.51	Debenture, dated as of September 1, 2005, by and between Lionbridge Technologies Ireland and Wachovia Bank, National Association, as security agent for the Lenders (filed as Exhibit 10.3 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.52	Deed of Pledge of Shares by Lionbridge Global Solutions Companies, Inc. (filed as Exhibit 10.4 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.53	Deed of Pledge of Shares by Lionbridge of Europe B.V. (filed as Exhibit 10.5 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.54	Deed of Pledge of Shares by Lionbridge of Gibraltar B.V. (filed as Exhibit 10.6 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

Exhibit No.	Exhibit

10.55	Deed of Pledge of Shares by Lionbridge Technologies, Inc. (filed as Exhibit 10.7 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.56	Deed of Pledge of Shares by Lionbridge Holdings B.V. (filed as Exhibit 10.8 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.57	Pledge Agreement, dated as of September 1, 2005, by and among Lionbridge Technologies, Inc., each of the Domestic Subsidiaries from time to time a party thereto and Wachovia Bank, National Association, as administrative agent for the several banks and financial institutions as may from time to time become parties thereto (filed as Exhibit 10.9 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.58	Charge on Shares, dated as of September 1, 2005, by and between Lionbridge Technologies Holdings B.V. and Wachovia Bank, National Association, as security agent for the Lenders (filed as Exhibit 10.10 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.59	Charge on Shares, dated as of September 1, 2005, by and between VeriTest, Inc. and Wachovia Bank, National Association, as security agent for the Lenders (filed as Exhibit 10.11 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.60	Deed of Pledge of Accounts, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.12 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.61	Deed of Pledge of Movable Assets, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.13 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.62	Deed of Pledge of Intercompany Receivables, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.14 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.63	Deed of Pledge of Receivables, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.15 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.64	Deed of Pledge of Accounts, dated as of September 1, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.16 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.65	Deed of Pledge of Movable Assets, dated as of September 2, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.17 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.66	Deed of Pledge of Intercompany Receivables, dated as of September 2, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.18 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.67

Deed of Pledge of Receivables, dated as of September 2, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.19 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and

incorporated herein by reference).

10.68	Form of Domestic Revolving Credit Note (filed as Exhibit 10.75 to Registrant’s Annual Report on Form 10-K (file No. 000-269333) for the year ended December 31, 2004)

Exhibit No.	Exhibit

10.69	Form of Foreign Revolving Credit Note (filed as Exhibit 10.76 to Registrant’s Annual Report on Form 10-K (file No. 000-269333) for the year ended December 31, 2004)

14	Lionbridge Technologies, Inc. Code of Conduct (filed as Exhibit 14 to the quarterly report on Form 10-Q (file No. 000-269333) for the quarter ended September 30, 2003 and incorporated by reference herein).

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).