Form 10-Q
period 2006-03-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2006-05-10
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2006 was 59,686,980.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,700	$25,147
Accounts receivable, net of allowance of $726 at March 31, 2006 and December 31, 2005	65,804	68,017
Work in process	29,800	25,759
Other current assets	7,978	7,446

Total current assets	127,282	126,369
Property and equipment, net	13,435	14,002
Goodwill	132,194	130,982
Other intangible assets, net	43,413	45,590
Other assets	3,671	3,034

Total assets	$319,995	$319,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt, net of discount of $411 and $412 at March 31, 2006 and December 31, 2005, respectively	$1,027	$1,195
Accounts payable	18,796	14,809
Accrued compensation and benefits	15,938	17,969
Accrued outsourcing	9,295	9,052
Accrued merger and restructuring	3,224	3,007
Accrued expenses and other current liabilities	13,038	14,578
Deferred revenue	7,035	8,577

Total current liabilities	68,353	69,187

Long-term debt, less current portion and net of discount of $1,643 and $1,746 at March 31, 2006 and December 31, 2005, respectively	90,146	90,268
Deferred income taxes, long-term	7,489	7,420
Other long-term liabilities	3,130	3,367

Total liabilities	169,118	170,242
Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 59,672,293 and 59,266,985 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	597	593
Additional paid-in capital	251,699	254,405
Accumulated deficit	(103,809)	(102,802)
Deferred compensation	—	(4,157)
Accumulated other comprehensive income	2,390	1,696

Total stockholders’ equity	150,877	149,735

Total liabilities and stockholders’ equity	$319,995	$319,977

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenue	$99,123	$38,820
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	64,828	26,039
Sales and marketing	8,026	3,865
General and administrative	18,486	7,975
Research and development	743	144
Depreciation and amortization	1,492	659
Amortization of acquisition-related intangible assets	2,176	9
Merger, restructuring and other charges	767	449

Total operating expenses	96,518	39,140

Income (loss) from operations	2,605	(320)

Interest expense:
Interest on outstanding debt	1,865	—
Amortization of deferred financing costs and discount on debt	222	—
Interest income	135	180
Other expense, net	360	62

Income (loss) before income taxes	293	(202)
Provision for income taxes	1,300	15

Net loss	$(1,007)	$(217)

Net loss per share of common stock:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00
Weighted average number of common shares outstanding:
Basic	58,750	46,950
Diluted	58,750	46,950

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,007)	$(217)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of acquisition-related intangible assets	2,176	9
Stock-based compensation	1,300	316
Amortization of deferred financing charges and discount on debt	222	—
Depreciation and amortization	1,492	659
Provision for doubtful accounts	—	—
Deferred income taxes	69	150
Other	44	22
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,840	(3,804)
Work in process	(3,806)	(1,984)
Other current assets	(958)	(583)
Other assets	(95)	(101)
Accounts payable	4,076	1,801
Accrued compensation and benefits	1,795	(408)
Accrued outsourcing	136	997
Accrued merger and restructuring	(1,569)	(207)
Accrued expenses and other liabilities	(6,194)	(836)
Deferred revenue	(1,600)	(183)

Net cash used in operating activities	(1,079)	(4,369)

Cash flows from investing activities:
Purchases of property and equipment	(847)	(530)
Proceeds from sale of property and equipment	12	—
Payments for businesses acquired	—	(837)
Purchases of short-term investments	—	(32,150)
Sales of short-term investments	—	25,150

Net cash used in investing activities	(835)	(8,367)

Cash flows from financing activities:
Payments of short-term debt	(255)	—
Proceeds from issuance of common stock under option and employee stock purchase plans	632	156
Payments of capital lease obligations	(22)	(63)

Net cash provided by financing activities	355	93

Net decrease in cash and cash equivalents	(1,559)	(12,643)
Effects of exchange rate changes on cash and cash equivalents	112	(514)
Cash and cash equivalents at beginning of period	25,147	38,450

Cash and cash equivalents at end of period	$23,700	$25,293

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company. These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, all of a normal nature, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with U.S. generally accepted accounting principles. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

2. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Effect of Adoption of SFAS 123R, Share-Based Payment

The Company has stock-based compensation plans for salaried employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock and stock units, and other stock-based awards. The plans are generally administered by the Nominating and Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended by related interpretations of the FASB.

Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation”, (“SFAS 123”), which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method.

The Company recognized expense for restricted stock grants under the previous guidance, thus the impact from adopting SFAS 123R pertains to its requirement to expense stock options. In the three months ending March 31, 2006, the Company expensed $748,000 for stock options, principally classified in sales and marketing and general and administrative expense in the statement of operations. As a result of the adoption of SFAS 123R and the resulting expense of $748,000 during the quarter ended March 31, 2006, the Company also experienced an after tax impact of the expense related to stock options on its earnings per share during the quarter of one cent. The Company has reclassified $316,000 of stock-based compensation recognized under APB 25 in the three month period ended March 31, 2005 from the previously reported “stock-based compensation” line item into the operating expense line items to conform to the current period presentation.

Valuation Assumptions for Stock Options

For the quarters ended March 31, 2006 and 2005, 879,000 and 561,000 stock options were granted, respectively. There were no shares issued under the employee stock purchase plan in the three months ended March 31, 2006, and no expense was recorded. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.49%	3.80%
Expected volatility	50.8%	84.0%
Expected life (years)	3.3	4.0
Dividend yield	0%	0%

Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. In accordance with Staff Accounting Bulletin (SAB) 107, the Company estimated the expected volatility of its stock options, taking into account a combination of both historical and implied volatility. The expected volatility was determined by averaging the historical volatilities of its common stock, from August 2003, the date of the Company’s follow-on offering, which resulted in a material change to the Company’s shareholder base as well as a change in behavior of our stock in the marketplace with our implied volatility rate, based on the volatility of Lionbridge’s traded options with terms exceeding six months. This analysis resulted in an expected volatility rate of 50.8%.

Fair Value Disclosures — Prior to SFAS 123R Adoption

The following table provides supplemental information for the quarter ended March 31, 2005 as if stock-based compensation had been computed under SFAS 123:

Three Months Ended March 31, 2005
Net loss, as reported	$(217,000)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	316,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,224,000)

Pro forma net loss	$(1,125,000)

Basic and diluted net loss per share as reported	$0.00
Pro forma basic and diluted net loss per share	$(0.02)

Stock Option Plans

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The maximum number of shares of common stock available for issuance under the 2005 Plan is 4,000,000 shares. At March 31, 2006 there were 2,715,800 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five years from the date of grant. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period.

Lionbridge’s 1998 Stock Option Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares. At March 31, 2006 there were 833,184 options available for future grant under the Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant. Under the terms of the Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

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

Stock Option Activity

The following table summarizes stock option activity for the quarter ended March 31, 2006:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2005	5,278,224	$5.38
Granted at fair market value	879,000	$7.09
Exercised	236,051	$2.68
Canceled (forfeited and expired)	45,204	$9.25
Outstanding as of March 31, 2006	5,875,969	$5.71	7.1	$12,927

Exercisable as of March 31, 2006	3,270,272	$4.90	5.8	$9,843

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $7.91 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 2,242,016.

The weighted average grant date fair value of options, as determined under SFAS 123R and SFAS 123, granted during the three months ended March 31, 2006 and 2005 was $3.17 and $3.70, per share respectively. The total intrinsic value of options exercised during the three month period ended March 31, 2006 and 2005 was approximately $1.1 million and $327,000, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 and 2005 was approximately $632,000 and $156,000, respectively.

As of March 31, 2006 future compensation cost related to nonvested stock options, less estimated forfeitures, is approximately $7.5 million and will be recognized over an estimated weighted average period of approximately 1.5 years. The total fair value of shares vested during the period was $851,000.

The following table summarizes nonvested stock option activity for the quarter ended March 31, 2006:

Non-vested Number of Options
Nonvested balance at December 31, 2005	2,064,429
Granted at fair market value	879,000
Vested	292,528
Forfeited	45,204

Nonvested balance at March 31, 2006	2,605,697

The Company settles employee stock option exercises with newly issued shares of common stock.

Lionbridge currently expects to amortize the following amounts of stock-based compensation related to stock options existing as of March 31, 2006 in the years ending:

Year ending December 31,
2006	$2,363,000
2007	2,811,000
2008	1,438,000
2009	777,000
2010	67,000

$7,456,000

Employee Stock Purchase Plan

Lionbridge’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The Purchase Plan allows for the issuance of 1,000,000 shares of Lionbridge’s common stock to eligible employees. Under the Purchase Plan, Lionbridge is authorized to make a series of offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. Prior to January 1, 2006, the per-share purchase price at the end of each offering is equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower and effective January 1, 2006, the per-share purchase price at the end of each offering is equal to 95% of the fair market value of the common stock at the end of the offering period (as defined by the Purchase Plan). There was no compensation expense in connection with the plan for the three months ended March 31, 2006. There were no shares purchased under the employee stock purchase plan during the three months ended March 31, 2006 and 2005. At March 31, 2006, a total of 625,055 shares were reserved and available for issuance under this plan.

Restricted Stock Awards

On January 26, 2006, Lionbridge issued 14,000 shares of restricted common stock and 12,000 restricted stock units with a fair market value of $109,000. On February 15, 2006, Lionbridge issued 221,200 shares of restricted common stock and 105,500 restricted stock units with a fair market value of $1.6 million. Restrictions on disposition lapse over four years from the date of grant on each anniversary date.

Total compensation related to all restricted stock awards was $552,000 and $316,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

The following table summarizes nonvested restricted stock awards activity for the quarter ended March 31, 2006:

Non-vested Number of Restricted Share Awards
Nonvested balance at December 31, 2005	824,928
Granted at fair market value	352,700
Vested	80,106
Forfeited	42,025

Nonvested balance at March 31, 2006	1,055,497

Lionbridge currently expects to amortize the following remaining amounts of unamortized compensation in connection with restricted stock awards existing as of March 31, 2006 in the years ending:

Year ending December 31,
2006	$1,861,000
2007	1,885,000
2008	1,360,000
2009	911,000
2010	78,000

$6,095,000

3. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	March 31, 2006	December 31, 2005
Computer software and equipment	$23,837,000	$23,094,000
Land, buildings and building improvements	3,965,000	3,951,000
Furniture and office equipment	4,651,000	4,538,000
Leasehold improvements	4,838,000	4,693,000

	37,291,000	36,276,000
Less: Accumulated depreciation and amortization	(23,856,000)	(22,274,000)

	$13,435,000	$14,002,000

4. BUSINESS ACQUISITIONS

Bowne Global Solutions

On September 1, 2005, Lionbridge completed the acquisition of Bowne Global Solutions (“BGS”) pursuant to the terms of the Agreement and Plan of Merger dated as of June 27, 2005. After the acquisition, BGS became a wholly owned subsidiary of the Lionbridge. At the closing, each share of common stock of BGS was automatically converted into the right to receive a portion of the acquisition consideration. To fund a portion of the purchase price for its acquisition of BGS, the Company entered into a Credit Agreement (Credit Agreement) dated as of September 1, 2005, together with certain of its U.S. and non-U.S. subsidiaries, the several banks and financial institutions as may become parties to the Credit Agreement (Lenders) and Wachovia Bank, National Association, as administrative agent for the Lenders. The Credit Agreement provides for a five-year $25.0 million revolving credit facility and a six-year $100.0 million term facility.

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

Additionally, at March 31, 2006 management continues to finalize a plan to exit certain activities of BGS which, upon completion of that plan, may result in additional liabilities included in the purchase price allocation.

Except for the completion of the planned exit of certain activities of BGS, the evaluation of certain identified pre-acquisition contingencies and tax contingencies, Lionbridge had finalized the allocation of purchase price at March 31, 2006.

The preliminary allocation of the purchase price, including direct acquisition costs, was based on the fair values of the assets and liabilities assumed as of December 31, 2005 as follows:

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

At December 31, 2005, the Company reported goodwill of $96.1 million resulting from the above price allocation. During the quarter ended March 31, 2006, the Company reversed certain estimates recorded as part on the fair value purchase accounting. The acquired incentive compensation reserve was reduced by $520,000 and deferred tax assets were reduced by $247,000. These adjustments resulted in a net decrease in goodwill of $273,000.

Additionally, the Company continued to exit certain activities of BGS as a part of the merger plan, resulting in charges of $1.2 million for severance, $222,000 for costs on vacated facilities and $28,000 for professional fees related to valuation services. These additional liabilities are included in the purchase price allocation, and combined with the adjustments above, increased goodwill by $1.2 million to $97.3 million at March 31, 2006.

Except for the completion of the planned exit of certain activities of BGS, the evaluation of certain identified pre-acquisition contingencies and tax contingencies, Lionbridge has finalized the allocation of purchase price at March 31, 2006.

The goodwill of $97.3 million resulting from the purchase price allocation reflects the value of the underlying enterprise, as well as planned synergies that Lionbridge expects to realize as the business is integrated into existing Lionbridge operations. The total $97.3 million of goodwill has been assigned to the Company’s Global Language and Content (“GLC”) segment. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, this goodwill will not be amortized. Goodwill allocated to domestic operations is expected to be deductible for tax purposes.

Pro Forma Disclosures (Unaudited)

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2005 assume that the acquisition of BGS occurred as of the beginning of that period:

March 31, 2005
Revenue	$97,737
Net loss	(5,969)
Basic net loss per share	$(0.11)
Diluted net loss per share	$(0.11)

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of that period presented or that may be obtained in the future.

Logoport Software GmbH

On February 1, 2005, Lionbridge acquired all of the capital stock of Logoport Software GmbH (Logoport). Total purchase consideration included a cash payment of $750,000 made at closing and an additional $87,000 of acquisition costs. In addition, the purchase agreement provides for certain contingent payments totaling $550,000 to be made by Lionbridge over a two-year period, dependent on the continued employment of the former owner of Logoport who, as a Lionbridge employee, will continue to develop certain acquired technology for Lionbridge’s internal use. The total purchase price of $837,000 was allocated to acquired technology and is being amortized over a seven-year life. The Company has recorded no goodwill as a result of this acquisition. For the year ended December 31, 2005 and the quarter ended March 31, 2006, according to the terms of the purchase agreement, Lionbridge made contingent payments of $305,000 and $75,000, respectively, which were capitalized as internal use software and are being amortized over a seven-year life. It is anticipated that the future payments will also be capitalized as internal use software and amortized over a seven-year life as such amounts would be considered compensation payable to the former owner for the continued development of the Company’s internal use software.

5. DEBT

On September 1, 2005, Lionbridge replaced its revolving credit facility originally entered into in December 2004 with a credit facility with Wachovia Bank, National Association and Wachovia Capital Markets, LLC (Wachovia Facility). Under the Wachovia Facility, Lionbridge is able to borrow up to $125.0 million governed by certain financial covenants. Borrowings outstanding under the Wachovia Facility are collateralized by the domestic assets of the Company and its U.S. subsidiaries and stock of certain foreign subsidiaries. The Wachovia Facility is further divided into two sub-facilities, a Term Loan Facility (Term Loan) and a Revolving Loan Facility (Revolver). The Term Loan and Revolver bear interest at prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants.

The Term Loan had an aggregate outstanding principal amount of $92.3 million and an interest rate of 8.5% as of March 31, 2006 and has a maturity date of June 30, 2011. The principal amount of the Term Loan is payable in installments. The total Term Loan principal payments by fiscal period are as follows:

Year ending December 31,
2006	$695,489
2007	927,318
2008	927,318
2009	927,318
2010	22,719,298
Thereafter	66,071,430

$92,268,171

Additional contingent principal payments on the Term Loan and Revolver are also due based on a percentage of the annual cash flows (as defined in the agreement) generated by the Company. These mandatory principal payments are payable within 90-days of the Company’s year-end. The percentage due is governed by certain financial covenants. Lionbridge must maintain a certain leverage ratio at each reporting date as defined in the financial covenants of the Wachovia Facility. There are no mandatory principal payments due under these covenants at March 31, 2006. Lionbridge has an interest payment of $2.0 million due on June 30, 2006. Future interest payments will be determined based on the interest rate and term elected by the Company. The proceeds from the Term Loan were used exclusively to fund the purchase of BGS, and were paid to Bowne and Co., Inc.

The Revolver had no outstanding borrowings as of March 31, 2006 and has a maturity date of September 1, 2010. At March 31, 2006, Lionbridge’s borrowing capacity was $25.0 million and the Company would have elected an interest rate of 8.3% based on a 1-month LIBOR loan as of March 31, 2006 under the Revolver. Interest is payable in arrears to a maximum of three-month increments depending on the terms under which the Revolver loans are made.

6. COMPREHENSIVE LOSS

Total comprehensive loss consists of net loss and the net change in foreign currency translation adjustment, which is the only component of accumulated other comprehensive income. Total comprehensive loss was $313,000 and $620,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

7. NET LOSS PER SHARE

Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options, unvested restricted stock and warrants, as determined using the treasury stock method.

Shares used in calculating basic and diluted earnings per share for the three-month periods ended March 31, 2006 and 2005, respectively, are as follows:

	Three Months Ended March 31,
	2006	2005
Weighted average number of shares of common stock outstanding—basic	58,750,000	46,950,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	—	—

Weighted average number of shares of common stock outstanding—diluted	58,750,000	46,950,000

Options, unvested restricted stock and warrants to purchase 6,279,442 and 6,617,718 shares of common stock for the three-month periods ended March 31, 2006 and 2005, respectively, were not included in the calculation of diluted net loss per share, as their effect would be anti-dilutive.

8. MERGER, RESTRUCTURING AND OTHER CHARGES

During the three-month period ended March 31, 2006 Lionbridge recorded $767,000 of restructuring and other charges. The $767,000 recorded in the three-month period ended March 31, 2006 included $280,000 for workforce reductions in the Netherlands and Ireland, consisting of five technical and one administrative staff, a $68,000 reduction of anticipated costs recorded in a prior period on a vacated facility in order to factor in a sublease arrangement, recorded pursuant to the guidance in SFAS No. 146, “Accounting for Costs associated with Exit or Disposal Activities” and $555,000 of other charges, principally professional services fees, related to the integration of BGS. Of these charges, $338,000 related to the Company’s Global Language and Content (“GLC”) segment, $29,000 to the Global Development and Testing (“GDT”) segment and $400,000 related to Corporate and Other. Of the $1.7 million of cash payments in the three-month period ended March 31, 2006, $1.6 million and $53,000 related to the GLC and GDT segments, respectively, and $12,000 related to Corporate and Other.

During the three-month period ended March 31, 2005, Lionbridge recorded $449,000 of restructuring charges for workforce reductions in France and the U.S., consisting of thirty-one technical and two sales staff. Of this amount, $382,000 relates to the Company’s GLC segment and $67,000 to the GDT segment. Of the $696,000 of cash payments during the three-month period ended March 31, 2005, $487,000 and $193,000 related to the GLC and GDT segments, respectively, and $16,000 related to Corporate and Other.

The following table summarizes the accrual activity for the three months ended March 31, 2006 and 2005, respectively, by initiative:

	2006	2005
Beginning balance, January 1	$4,210,000	$784,000
Employee severance:
Merger and restructuring charges recorded (1)	280,000	449,000
Reserves recorded on business combinations (2)	1,220,000	—
Cash payments related to reserves acquired and recorded on business combinations	(897,000)	—
Cash payments related to reserves recorded on exit or disposal activities	(282,000)	(561,000)

	321,000	(112,000)

Vacated facility/Lease termination:
Reserves recorded on business combinations (2)	240,000	—
Revision of estimated liabilities	(68,000)	—
Cash payments related to reserves acquired and recorded on business combinations	(309,000)	—
Cash payments related to reserves recorded on exit or disposal activities	(199,000)	(135,000)

	(336,000)	(135,000)

Ending balance, March 31	$4,195,000	$537,000

(1)	Charges recorded pursuant to the guidance in SFAS No. 146
(2)	Reserves recorded pursuant to the guidance in Emerging Issues Task Force Abstract 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination” (EITF 95-3), and related literature.

At March 31, 2006, the consolidated balance sheet includes accruals totaling $4.2 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $3.2 million of these will be fully utilized in 2006. The remaining $970,000 relates to lease obligations on unused facilities expiring through 2011 and is included in long-term liabilities.

9. INCOME TAXES

The components of the provision for income taxes are as follows for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Current:
Federal	$—	$—
State	—	—
Foreign	1,231,000	15,000

Total current provision	$1,231,000	$15,000

Deferred:
Federal	$69,000	$—

The tax provision for the three-month period ended March 31, 2006 consisted primarily of taxes on income in foreign jurisdictions of Lionbridge and BGS and the increase to deferred tax liabilities related to the tax deductible goodwill from the BGS acquisition. The tax provision for the three-month period ended March 31, 2005 does not reflect any taxes related to the BGS business that Lionbridge acquired on September 1, 2005.

Lionbridge is still evaluating certain purchase accounting adjustments and reserves specific to the acquisition of BGS which may have an impact on the deferred tax assets and liabilities of the Company.

At March 31, 2006, no provision for U.S. and foreign withholding taxes has been made for all unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits.

Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

10. SEGMENT INFORMATION

Lionbridge has determined that its operating segments are those that are based on its method of internal reporting, which separately presents its business based on the services performed. Lionbridge has combined those segments, which meet the aggregation criteria of SFAS No. 131 in determining its reportable segments. Following its acquisition of the BGS business in September 2005 and related changes to the Company’s overall business structure, the Company has revised the business segments it uses to report financial performance. Effective January 1, 2006, the Company is reporting its results among the following three business segments:

Global Language and Content (“GLC”) – This segment covers Lionbridge’s globalization, translation and localization services, as well as eLearning content development and technical documentation. The Global Language and Content segment includes product and content globalization services. Globalization is the process of adapting content and products to meet the language and cultural requirements of users throughout the world. Lionbridge GLC solutions enable the translation, adaptation and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Lionbridge GLC solutions also include the development of eLearning content and technical documentation.

Global Development and Testing (“GDT”) – This segment covers Lionbridge’s development, engineering and testing services for software, hardware, websites and content. Specifically, GDT includes the development and maintenance of applications as well as testing to ensure the quality, interoperability, usability and performance of clients’ software, hardware, consumer technology products, web sites and content. Testing also includes product certification and competitive analysis. Lionbridge offers its testing services under the VeriTest brand.

Interpretation (“Interpretation”) – This segment covers interpretation services provided by Lionbridge to government organizations and businesses that require human interpreters.

The acquired BGS localization business is primarily reflected in Lionbridge’s GLC segment with the BGS language interpretation business, (“Interpretation”), included separately. All other unallocated enterprise costs are in the “Corporate and Other” category.

The table below presents information about the reported net income loss of the Company for the three-month periods ended March 31, 2006 and 2005. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Three Months Ended March 31,
	2006	2005
External revenue:
Global Language and Content	$79,112,000	$24,893,000
Global Development and Testing	14,279,000	13,927,000
Interpretation	5,732,000	—

	$99,123,000	$38,820,000

Net income (loss):
Global Language and Content	$9,486,000	$2,379,000
Global Development and Testing	2,106,000	1,576,000
Interpretation	484,000	—
Less: corporate and other expenses	(13,083,000)	(4,172,000)

	$(1,007,000)	$(217,000)

11. GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the September 1, 2005 acquisition of BGS, Lionbridge recorded $97.3 million of goodwill which is not amortized. The following table summarizes other intangible assets at March 31, 2006 and December 31, 2005, respectively.

	March 31, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
Mentorix internally developed software	$110,000	$92,000	$18,000	$110,000	$83,000	$27,000
BGS acquired customer relationships	32,000,000	2,645,000	29,355,000	32,000,000	1,441,000	30,559,000
BGS acquired customer contracts	14,000,000	1,728,000	12,272,000	14,000,000	987,000	13,013,000
BGS acquired technology	2,317,000	549,000	1,768,000	2,317,000	326,000	1,991,000

	$48,427,000	$5,014,000	$43,413,000	$48,427,000	$2,837,000	$45,590,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at March 31, 2006 in the fiscal periods as follows:

Year ending December 31,
2006	$6,519,000
2007	8,453,000
2008	8,441,000
2009	5,520,000
2010	4,893,000
Thereafter	9,587,000

$43,413,000

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

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers’ liability insurance policy proceeds, as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. Lionbridge expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement.

Consummation of the proposed settlement is conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement and directed that notice of the terms of the proposed settlement be provided to all class members. Thereafter, the Court held a fairness hearing on April 24, 2006, at which objections to the proposed settlement were heard. After the fairness hearing, the Court took under advisement whether to grant final approval to the proposed settlement. If the proposed settlement described above is not consummated, Lionbridge intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, the Company believes that the underwriters may have an obligation to indemnify Lionbridge for the legal fees and other costs of defending this suit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

The California Employment Development Department is investigating the classification by Lionbridge Global Solutions II, Inc. of certain of its interpreters as independent contractors for the period from October 1, 2001 through December 31, 2004. On January 28, 2005, the Employment Development Department issued a “Notice of Assessment” determining such interpreters to be common law employees and assessing personal income taxes in the amount of $20,824 and state disability insurance taxes in the amount of $8,213 for the fourth quarter of 2001. The maximum estimated exposure for open quarters through March 31, 2006 is $1,610,505. Of this amount, Bowne & Co., Inc., under the terms of the merger agreement between it and the Company dated as of June 27, 2005, is obligated to indemnify the Company for such taxes and penalties incurred for periods on or prior to September 1, 2005, which are estimated to be $1,445,505. On February 14, 2005, Lionbridge Global Solutions II, Inc. appealed for reassessment to the Office of the Chief Administrative Law Judge of the California Unemployment Insurance Appeals Board. The Company has estimated its exposure for the period commencing on September 1, 2005 through March 31, 2006 at approximately $165,000. The Company has appealed the decision before the California Appeals Board and is awaiting notification of a hearing date. While Lionbridge cannot guarantee the outcome of these proceedings, it believes that a final determination will have no material effect on its consolidated financial condition, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 16, 2006 (SEC File No. 000-26933) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, including in “Risk Factors,” could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The forward-looking statements in this Form 10-Q are made as of the date of this filing only, and Lionbridge does not undertake to update or supplement these statements due to changes in circumstances or otherwise.

Introduction

Lionbridge is a leading provider of globalization, development and testing services that enable clients to develop, release, manage and maintain their enterprise content and technology applications globally. Following its acquisition of the BGS business in September 2005 and related changes to the Company’s overall business structure, the Company has revised the business segments it uses to report financial performance and now uses the following three segments: Global Language and Content (“GLC”), Global Development and Testing (“GDT”) and Interpretation.

Lionbridge Global Language and Content (“GLC”) solutions enable the translation, adaptation and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Globalization is the process of adapting content and products to meet the language and cultural requirements of users throughout the world. Lionbridge GLC solutions are based on the Company’s internet technology platform and global service delivery model which make the translation process more efficient for Lionbridge clients and translators. As part of its GLC solutions, Lionbridge also develops eLearning content and technical documentation. Lionbridge’s interpretation business (“Interpretation’) pertains to the Company’s interpretation services for government organizations and businesses that require human interpreters for non-English speaking individuals.

Through its Global Development and Testing (“GDT”) solutions, Lionbridge develops, re-engineers and optimizes IT applications and performs testing to ensure the quality, interoperability, usability and performance of clients’ software, consumer technology products, web sites and content. Lionbridge testing services, which are offered under the VeriTest brand, also include product certification and competitive analysis. Lionbridge has deep domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model.

Lionbridge provides a full suite of globalization, testing and development outsourcing services to businesses, particularly in the technology, consumer products, life sciences, publishing, financial services, manufacturing, government automotive and retail industries. Lionbridge’s solutions include product and content globalization; content and eLearning courseware development; application development and maintenance; software and hardware testing; product certification and competitive analysis. Lionbridge’s services enable global organizations to increase market penetration and speed adoption of global content and products, enhance return on enterprise application investments, increase workforce productivity and reduce costs.

On September 1, 2005, Lionbridge completed the acquisition of BGS pursuant to the terms of the Agreement and Plan of Merger dated as of June 27, 2005. After the acquisition, BGS became a wholly owned subsidiary of the Lionbridge. At the closing, each share of common stock of BGS was automatically converted into the right to receive a portion of the acquisition consideration. To fund a portion of the purchase price for its acquisition of BGS, the Company entered into a Credit Agreement (Credit Agreement) dated as of September 1, 2005, together with certain of its U.S. and non-U.S. subsidiaries, the several banks and financial institutions as may become parties to the Credit Agreement (Lenders) and Wachovia Bank, National Association, as administrative agent for the Lenders. The Credit Agreement provides for a five-year $25.0 million revolving credit facility and a six-year $100.0 million term facility.

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

For the three-month period ended March 31, 2006, Lionbridge’s income from operations was $2.6 million, with a net loss of $1.0 million. For the year ended December 31, 2005, the Company’s income from operations was $1.3 million with a net loss of $3.9 million. As of March 31, 2006, the Company had an accumulated deficit of $103.8 million.

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

Valuation of Goodwill and Other Intangible Assets

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that Lionbridge considers important which could trigger an impairment review include: significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. When Lionbridge determines that the carrying value of intangibles and goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company measures any impairment using projected discounted cash flow models. In addition in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment on an annual basis. At December 31, 2005, the Company performed its annual test of goodwill to determine if there was an impairment. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was required to be recorded related to the Company’s annual impairment testing. Estimating future cash flows requires management to make projections that can differ materially from actual results.

Merger, Restructuring and Other Charges

During the three-month period ended March 31, 2006 Lionbridge recorded $767,000 of restructuring and other charges. The $767,000 recorded in the three-month period ended March 31, 2006 included $280,000 for workforce reductions in the Netherlands and Ireland, consisting of five technical and one administrative staff, a $68,000 reduction of anticipated costs recorded in a prior period on a vacated facility in order to factor in a sublease arrangement, recorded pursuant to the guidance in SFAS No. 146, “Accounting for Costs associated with Exit or Disposal Activities” and $555,000 of other charges, principally professional services fees, related to the integration of BGS. Of these charges, $338,000 related to the Company’s GLC segment, $29,000 to the GDT segment and $400,000 related to Corporate and Other. Of the $1.7 million of cash payments in the three-month period ended March 31, 2006, $1.6 million and $53,000 related to the GLC and GDT segments, respectively, and $12,000 related to Corporate and Other.

During the three-month period ended March 31, 2005, Lionbridge recorded $449,000 of restructuring charges for workforce reductions in France and the U.S., consisting of thirty-one technical and two sales staff. Of this amount, $382,000 relates to the Company’s GLC segment and $67,000 to the GDT segment. Of the $696,000 of cash payments during the three-month period ended March 31, 2005, $487,000 and $193,000 related to the GLC and GDT segments, respectively, and $16,000 related to Corporate and Other.

Adoption of SFAS 123R, Share-Based Payment

The Company has stock-based compensation plans for salaried employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock and stock units, and other stock-based awards. The plans are generally administered by the Nominating and Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended by related interpretations of the FASB.

Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation”, (“SFAS 123”), which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method.

The Company recognized expense for restricted stock grants under the previous guidance, thus the impact from adopting SFAS 123R pertains to its requirement to expense stock options. In the three months ended March 31, 2006, the Company expensed $748,000 for stock options, principally classified in sales and marketing and general and administrative expense, in the statement of operations. As a result of the adoption of SFAS 123R and the resulting expense of $748,000 during the quarter ended March 31, 2006, the Company also experienced an after tax impact of the expense related to stock options on its earnings per share during the quarter of one cent. The Company has reclassified $316,000 of stock-based compensation recognized under APB 25 in the three month period ended March 31, 2005 from the previously reported “stock-based compensation” line item into the operating expense line items to conform to the current period presentation.

Valuation Assumptions for Stock Options

For the quarters ended March 31, 2006 and 2005, 879,000 and 561,000 stock options were granted, respectively. There were no shares issued under the employee stock purchase plan in the three months ended March 31, 2006, and no expense was recorded. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.49%	3.80%
Expected volatility	50.8%	84.0%
Expected life (years)	3.3	4.0
Dividend yield	0%	0%

Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. In accordance with Staff Accounting Bulletin (SAB) 107, the Company estimated the expected volatility of its stock options, taking into account a combination of both historical and implied volatility. The expected volatility was determined by averaging the historical volatilities of its common stock, from August 2003, the date of the Company’s follow-on offering, which resulted in a material change to the Company’s shareholder base as well as a change in behavior of our stock in the marketplace with our implied volatility rate, based on the volatility of Lionbridge’s traded options with terms exceeding six months. This analysis resulted in an expected volatility rate of 50.8%.

Stock Option Activity

The following table summarizes stock option activity for the quarter ended March 31, 2006:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2005	5,278,224	$5.38
Granted at fair market value	879,000	$7.09
Exercised	236,051	$2.68
Canceled (forfeited and expired)	45,204	$9.25
Outstanding as of March 31, 2006	5,875,969	$5.71	7.1	$12,927
Exercisable as of March 31, 2006	3,270,272	$4.90	5.8	$9,843

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $7.91 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 2,242,016.

The weighted average grant date fair value of options, as determined under SFAS 123R and SFAS 123, granted during the three months ended March 31, 2006 and 2005 was $3.17 and $3.70, per share respectively. The total intrinsic value of options exercised during the three month period ended March 31, 2006 and 2005 was approximately $1.1 million and $327,000, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 and 2005 was approximately $632,000 and $156,000, respectively.

As of March 31, 2006 future compensation cost related to nonvested stock options, less estimated forfeitures, is approximately $7.5 million and will be recognized over an estimated weighted average period of approximately 1.5 years. The total fair value of shares vested during the period was $851,000.

The following table summarizes nonvested stock option activity for the quarter ended March 31, 2006:

Non-vested Number of Options
Nonvested balance at December 31, 2005	2,064,429
Granted at fair market value	879,000
Vested	292,528
Forfeited	45,204

Nonvested balance at March 31, 2006	2,605,697

The Company settles employee stock option exercises with newly issued shares of common stock.

Lionbridge currently expects to amortize the following amounts of stock-based compensation related to stock options existing as of March 31, 2006 in the years ending:

Year ending December 31,
2006	$2,363,000
2007	2,811,000
2008	1,438,000
2009	777,000
2010	67,000

$7,456,000

Restricted Stock Awards

On January 26, 2006, Lionbridge issued 14,000 shares of restricted common stock and 12,000 restricted stock units with a fair market value of $109,000. On February 15, 2006, Lionbridge issued 221,200 shares of restricted common stock and 105,500 restricted stock units with a fair market value of $1.6 million. Restrictions on disposition lapse over four years from the date of grant on each anniversary date.

Total compensation related to all restricted stock awards was $552,000 and $316,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

Lionbridge currently expects to amortize the following remaining amounts of unamortized compensation in connection with restricted stock awards existing as of March 31, 2006 in the years ending:

Year ending December 31,
2006	$1,861,000
2007	1,885,000
2008	1,360,000
2009	911,000
2010	78,000

$6,095,000

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended March 31,
	2006	2005
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	65.5	67.2
Sales and marketing	8.1	10.0
General and administrative	18.6	20.5
Research and development	0.7	0.4
Depreciation and amortization	1.5	1.7
Amortization of acquisition-related intangible assets	2.2	—
Merger, restructuring and other charges	0.8	1.2

Total operating expenses	97.4	100.9

Income (loss) from operations	2.6	(0.9)
Interest expense:
Interest on outstanding debt	1.9	—
Amortization of deferred financing costs	0.2	—
Interest income	0.1	0.5
Other expense, net	0.4	0.2

Income (loss) before income taxes	0.3	(0.5)
Provision for income taxes	1.3	—

Net loss	(1.0)%	(0.5)%

Revenue. The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,
	2006		2005
Global Language and Content	$79,112,000	80%	$24,893,000	64%
Global Development and Testing	14,279,000	14%	13,927,000	36%
Interpretation	5,732,000	6%	—	—

Total revenue	$99,123,000	100%	$38,820,000	100%

Revenue for the quarter ended March 31, 2006 was $99.1 million, an increase of $60.3 million, or more than 155%, from $38.8 million for the quarter ended March 31, 2005. Of the $60.3 million increase, approximately $58.9 million was attributable to Lionbridge’s acquisition of BGS, and approximately $1.4 million, or 3.6%, was due to organic revenue growth. The increase consists of $54.2 million and $352,000 of revenue growth in Global Language and Content and Global Development and Testing, respectively. Interpretation revenue, acquired with the BGS acquisition, was $5.7 million for the three months ended March 31, 2006.

Revenue from the Company’s Global Language and Content business for the quarter ended March 31, 2006 increased $54.2 million, or approximately 218%, to $79.1 million from $24.9 million the quarter ended March 31, 2005, primarily due to approximately $53.2 million of revenue attributable to Lionbridge’s acquisition of BGS, and approximately $1.0 million, or 4.0%, due to organic revenue growth as compared to the quarter ended March 31, 2005.

Revenue from the Company’s Global Development and Testing business was $14.3 million for the quarter ended March 31, 2006, an increase of $352,000, or 2.5%, from $13.9 million for the quarter ended March 31, 2005. The year-on-year increase in GDT revenue was primarily due to increased revenue from the Company’s lower cost development centers located in India and China, partially offset by a reduction in testing revenues from the Company’s higher cost development centers located in the United States and Europe, as compared to the quarter ended March 31, 2005. Over the last year, several testing projects have moved from execution at the Company’s U.S. and Europe based testing laboratories to its testing laboratories located in lower cost areas, including India and China. This migration of testing services to lower cost testing centers has, in some cases, decreased overall top line revenue for the same testing projects but benefited GDT gross margin compared to a year ago.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage variance from the three month period of the prior year and as a percentage of revenue for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	% Change Q1 05 to Q1 06
Global Language and Content:
Cost of revenue	$51,099,000	$17,171,000	197.6%
Percentage of revenue	64.6%	69.0%
Global Development and Testing:
Cost of revenue	9,058,000	8,868,000	2.1%
Percentage of revenue	63.4%	63.7%
Interpretation:
Cost of revenue	4,671,000	—	—
Percentage of revenue	81.5%	—	—

Total cost of revenue	$64,828,000	$26,039,000

Percentage of revenue	65.4%	67.1%

For the quarter ended March 31, 2006, as a percentage of revenue, cost of revenue decreased to 65.5% as compared to 67.2% for the same quarter of 2005. For the quarter ended March 31, 2006, cost of revenue increased $38.8 million, or 149.0%, to $64.8 million compared to $26.0 million for the same quarter of the prior year. The $38.8 million increase in cost consists of approximately $39.5 million in support of $58.9 million incremental revenue attributable to Lionbridge’s acquisition of BGS, partially offset by a decrease in cost of revenue in the original Lionbridge operations, as compared to the quarter ended March 31, 2005. Additionally, cost of revenue for the quarter ended March 31, 2006 includes $37,000 of additional stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006, as compared to the quarter ended March 31, 2005.

Cost of revenue as a percentage of revenue in the Company’s Global Language and Content business decreased to 64.6% for the quarter ended March 31, 2006, as compared to 69.0% for the same period of the prior year. This decrease reflects lower costs for translation services, mainly due to the benefit realized from the deployment and use of Logoport, Lionbridge’s language management technology platform, and lower internal operating costs. The decrease in the internal cost reflects the cost saving benefits of certain merger restructuring and cost reduction actions initiated in 2005. Additionally, the GLC cost ratio improvement reflects the advantage of lower cost, resulting from the transfer of a higher percentage of service production to the Company’s offshore delivery centers in India and China. For the quarter ended March 31, 2006, GLC cost of revenue increased $33.9 million, or 197.6%, to $51.1 million as compared to $17.2 million for the corresponding quarter of the prior year. The $33.9 million increase in cost consists of approximately $34.8 million in support of $53.2 million incremental revenue attributable to Lionbridge’s acquisition of BGS, partially offset by a $900,000 decrease in cost of revenue in the original Lionbridge GLC operations, as compared the quarter ended March 31, 2005. This decrease is primarily due to the benefits noted above.

Cost of revenue as a percentage of revenue in the Company’s Global Development and Testing decreased slightly to 63.4% for the quarter ended March 31, 2006, as compared to the corresponding quarter of the prior year. This decrease reflects the favorable impact of cost savings resulting from continuing restructuring activities, partially offset by certain transition costs incurred as the Company shifts service production to its offshore delivery centers in India and China. For the quarter ended March 31, 2006, GDT cost of revenue increased $190,000 or 2.1%, to $9.1 million as compared to $8.9 million for the corresponding quarter of the prior year. This increase was primarily in support of a $352,000 increase in revenue year-over-year, the factors noted above, and work mix and scope variations in services provided as compared to the prior year.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation/CRM system expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar variance as compared to the prior year period and as a percentage of revenue for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,
	2006	2005
Total sales and marketing expenses	$8,026,000	$3,865,000
Increase from prior year	4,161,000
Percentage of revenue	8.1%	10.0%

For the quarter ended March 31, 2006, sales and marketing expenses increased $4.2 million to $8.0 million from $3.9 million in the corresponding quarter of 2005. This increase is primarily due to expense attributable to Lionbridge’s acquisition of BGS, including a major upgrade and deployment of a sales force automation and customer relationship management system and training expenses, with the remainder the result of higher employee-related expenses and travel costs in the sales organization to support the remaining increase in revenue. As part of the integration and merger, sales and marketing departments were combined and restructured. Additionally new employees and compensation plans have been added. These employees sell and place work in all locations, as a result, the exact increase in cost attributable to the BGS acquisition is indeterminable. Additionally, sales and marketing expenses for the quarter ended March 31, 2006 includes $209,000 of additional stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006 as compared to the quarter ended March 31, 2005.

As a percentage of revenue, sales and marketing expenses decreased to 8.1% in the quarter ended March 31, 2006 from 10.0% in the corresponding period in 2005, reflecting the benefit of the merged and restructured sales and marketing organization, and the increased revenue levels from period to period.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar variance as compared to the prior year period and as a percentage of revenue for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,
	2006	2005
Total general and administrative expenses	$18,486,000	$7,975,000
Increase from prior year	10,511,000
Percentage of revenue	18.6%	20.5%

General and administrative expenses increased $10.5 million, or 131.8%, to $18.5 million for the quarter ended March 31, 2006 as compared to $8.0 million for the quarter ended March 31, 2005. This increase is primarily due to the expenses attributable to Lionbridge’s integration of BGS, with the remainder the result of higher employee, professional fees and certain other costs incurred in connection with the acquisition of BGS, as compared to the corresponding period of the prior year. As part of the integration, merger and restructuring, the responsibilities of many general and administrative employees were changed, certain employees were terminated and others hired. Additionally, certain facilities were combined and operating expenses adjusted in order to accommodate the combined Company as compared to two separate entities. These employees, facilities and expenses support the combined Company’s operations and, as a result, the exact increase in cost attributable to the BGS acquisition, is indeterminable. Additionally, general and administrative expense for the quarter ended March 31, 2006 includes $721,000 of additional stock- based compensation expense associated with the adoption of SFAS 123R on January 1, 2006 as compared to the quarter ended March 31, 2005.

As a percentage of revenue, general and administrative expenses decreased to 18.6% for the quarter ended March 31, 2006 as compared to 20.5% for the same period of the prior year due primarily to the items noted above, as well as the impact of the increase in revenue from period to period.

Research and Development. Research and development expenses relate primarily to the Company’s Logoport and Freeway™ technologies used in the globalization process and the research and development of a globalization management system. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar variance as compared to the prior year and as a percentage of revenue for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,
	2006	2005
Total research and development expenses	$743,000	$144,000
Increase from prior year	599,000
Percentage of revenue	0.7%	0.4%

Research and development expense increased 416.0% to $743,000 for the quarter ended March 31, 2006 as compared to $144,000 for the quarter ended March 31, 2005. This increase is primarily attributable to research and development costs incurred in development of a web-based hosted language management technology platform and, to a lesser degree, attributable to additional research and development activities acquired from BGS.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar variance as compared to the prior year and as a percentage of revenue for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,
	2006	2005
Total depreciation and amortization expense	$1,492,000	$659,000
Increase from prior year	833,000
Percentage of revenue	1.5%	1.7%

Depreciation and amortization expense increased 126.4% to $1.5 million for the quarter ended March 31, 2006 as compared to $659,000 for the quarter ended March 31, 2005. The increase is primarily the result of $953,000 of incremental depreciation and amortization expense attributable to Lionbridge’s acquisition of BGS, being partially and fully offset, respectively, due to the culmination of depreciable lives of certain assets acquired in prior years.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months ended March 31, 2006 and 2005 was $2.2 million and $9,000, respectively. The increase is the result of the amortization of acquisition-related intangible assets attributable to the acquisition of BGS.

Interest Expense, Net. Interest expense represents interest paid or payable on debt, the amortization of deferred financing costs and the accretion of discounts on debt. Interest expense of $2.1 million for the quarter ended March 31, 2006 primarily represents interest paid or payable on debt and the amortization of deferred financing costs on the original $100.0 million term facility entered into by the Company in the third quarter of 2005 to fund a portion of the purchase price for its acquisition of BGS. There was no outstanding debt as of March 31, 2005.

Other Expense, Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $360,000 in other expense, net in the quarter ended March 31, 2006, as compared to $62,000 in other expense, net in the corresponding quarter of the prior year. These increases were primarily attributable to the larger (due to the BGS acquisition) net position of U.S. dollar, Euro, and Yen and denominated assets and liabilities, combined with the net variance of the Euro, Yen and other currencies against the U.S. dollar in the three month period ended March 31, 2006, as compared to the net position and variance during the corresponding period of the prior year.

Provision for Income Taxes. The following table shows the provision for income taxes expense in dollars, the dollar variance as compared to the prior year and as a percentage of revenue for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,
	2006	2005
Total provision for income taxes	$1,300,000	$15,000
Increase from prior year	1,285,000
Percentage of revenue	1.3%	0.0%

The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions and the increase in deferred tax liabilities related to the tax deductible goodwill from the BGS acquisition. The tax provision increased $1.3 million to $1.3 million for the quarter ended March 31, 2006 from $15,000 in the corresponding quarter of the prior year. The increase is primarily attributable to the inclusion of the BGS operations in the quarter ended March 31, 2006 as compared to the corresponding quarter of the prior year. Additionally, the combination of a mix of countries that profits were earned in the first quarter of 2005 and the tax rates in those countries resulted in minimal taxes for the quarter ended March 31, 2005.

Liquidity and Capital Resources

On September 1, 2005, Lionbridge replaced its revolving credit facility originally entered into in December 2004 with a credit facility with Wachovia Bank, National Association and Wachovia Capital Markets, LLC (Wachovia Facility). Under the Wachovia Facility, Lionbridge is able to borrow up to $125.0 million governed by certain financial covenants. Borrowings outstanding under the Wachovia Facility are collateralized by the domestic assets of the Company and its U.S. subsidiaries and stock of certain foreign subsidiaries. The Wachovia Facility is further divided into two sub-facilities, a Term Loan Facility (Term Loan) and a Revolving Loan Facility (Revolver). The Term Loan and Revolver bear interest at prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants.

The Term Loan had an aggregate outstanding principal amount of $92.3 million and an interest rate of 8.5% as of March 31, 2006 and has a maturity date of June 30, 2011. The principal amount of the Term Loan is payable in installments. The total Term Loan principal payments by fiscal period are as follows:

Year ending December 31,
2006	$695,489
2007	927,318
2008	927,318
2009	927,318
2010	22,719,298
Thereafter	66,071,430

$92,268,171

Additional contingent principal payments on the Term Loan and Revolver are also due based on a percentage of the annual cash flows (as defined in the agreement) generated by the Company. These mandatory principal payments are payable within 90-days of the Company’s year-end. The percentage due is governed by certain financial covenants. Lionbridge must maintain a certain leverage ratio at each reporting date as defined in the financial covenants of the Wachovia Facility. There are no mandatory principal payments due under these covenants at March 31, 2006. Lionbridge has an interest payment of $2.0 million due on June 30, 2006. Future interest payments will be determined based on the interest rate and term elected by the Company. The proceeds from the Term Loan were used exclusively to fund the purchase of BGS, and were paid to Bowne and Co., Inc.

The Revolver had no outstanding borrowings as of March 31, 2006 and has a maturity date of September 1, 2010. At March 31, 2006, Lionbridge’s borrowing capacity was $25.0 million and the Company would have elected an interest rate of 8.3% based on a 1-month LIBOR loan as of March 31, 2006 under the Revolver. Interest is payable in arrears to a maximum of three-month increments depending on the terms under which the Revolver loans are made.

The following table shows cash and cash equivalents and working capital at March 31, 2006 and at December 31, 2005:

	March 31, 2006	December 31, 2005
Cash and cash equivalents	$23,700,000	$25,147,000
Working capital	58,929,000	57,182,000

Lionbridge’s working capital increased $1.7 million to $58.9 million at March 31, 2006 as compared to $57.2 million at December 31, 2005. The increase was driven by the growth of the business during the quarter ended March 31, 2006. As of March 31, 2006, cash and cash equivalents totaled $23.7 million, a decrease of $1.4 million from $25.1 million at December 31, 2005, primarily due to the use of $1.1 million of cash in operating activities of the business, during the quarter ended March 31, 2006. Accounts receivable and work in process totaled $95.6 million, an increase of $1.8 million as compared to $93.8 million at December 31, 2005. Other current assets increased slightly to $8.0 million as compared to $7.4 million at December 31, 2005. Current liabilities totaled $68.4 million at March 31, 2006, a decrease of $834,000 as compared to $69.2 million at December 31, 2005.

The following table shows the net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,
	2006	2005
Net cash used in operating activities	$(1,079,000)	$(4,369,000)
Net cash used in investing activities	(835,000)	(8,367,000)
Net cash provided by financing activities	355,000	93,000

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2006, as compared to $4.4 million for the corresponding period of the prior year. The $1.1 million use of cash was due to the net loss of $1.0 million (inclusive of $5.3 million in depreciation, amortization, stock based compensation and other non-cash expenses), a $4.9 million increase in work-in-process and other operating assets, a $5.8 million reduction in accrued expenses, a $1.6 million decrease in deferred revenue, partially offset by a $2.8 million decrease in accounts receivable, and a $4.1 million increase in accounts payable. In the quarter ended March 31, 2005, the primary use of cash was due to the net loss of $217,000 (inclusive of $1.2 million in depreciation, amortization and other non-cash expenses), and a $6.5 million increase in accounts receivable, work in process, other current assets and other assets, partially offset by a net $1.3 million increase in accounts payable and accrued expenses and a $183,000 decrease in deferred revenue.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the change in revenue, as previously noted, and the impact of the BGS acquisition. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities decreased $7.5 million to $835,000 for the three months ended March 31, 2006, from $8.4 million for the corresponding quarter of the prior year. The primary investing activity in the three months ended March 31, 2006 was $847,000, for the purchase of equipment. Net cash used by investing activities in the three-month period ended March 31, 2005 consisted of the purchase of $32.2 million of short-term investments, $837,000 for the acquisition of Logoport and $530,000 for the purchase of equipment. Net cash provided by investing activities in the three-month period ended March 31, 2005 came from the sale of $25.2 million of short-term investments.

Net cash provided by financing activities increased $262,000 to $355,000 in the three months ended March 31, 2006 as compared to $93,000 for the corresponding period of 2005. Net cash provided by financing activities for both three-month periods consisted of the proceeds from the issuance of common stock under option and employee stock purchase plans, partially offset by payments of capital lease obligations, and the payment of short-term debt in the three month period ended March 31 2006.

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

Contractual Obligations

As of March 31, 2006, there are no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its term loan facility and revolving loan facility which bear interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of March 31, 2006, $92.3 million was outstanding under the term loan facility and there was no outstanding balance on the revolving loan facility. A hypothetical 10% increase or decrease in interest rates would have a $775,000 impact on the Company’s interest expense based on the $92.3 million outstanding on the term loan at March 31, 2006 with an interest rate of 8.5%. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of investments in high quality commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 59% and 44% of its costs and expenses for the three-month periods ended March 31, 2006 and 2005, respectively, were denominated in foreign currencies. In addition, 18% of the Company’s assets were subject to foreign currency exchange fluctuations as of March 31, 2006 and December 31, 2005, while 22% and 23% of its liabilities were subject to foreign currency exchange fluctuations as of March 31, 2006 and December 31, 2005, respectively. The principal foreign currencies applicable to our business are the Euro, the Yen and the Indian Rupee. In addition, Lionbridge has assets and liabilities denominated in U.S. dollars in foreign countries. As a result, Lionbridge is exposed to foreign currency exchange fluctuations. The Company does manage its risk to changes in foreign currency exchange rates through a risk management program that includes the use of derivative financial instruments. There were no derivative instruments outstanding at March 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2006.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers’ liability insurance policy proceeds, as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. Lionbridge expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement.

Consummation of the proposed settlement is conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement and directed that notice of the terms of the proposed settlement be provided to all class members. Thereafter, the Court held a fairness hearing on April 24, 2006, at which objections to the proposed settlement were heard. After, the Court took under advisement whether to grant final approval to the proposed settlement. If the proposed settlement described above is not consummated, Lionbridge intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, the Company believes that the underwriters may have an obligation to indemnify Lionbridge for the legal fees and other costs of defending this suit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

The California Employment Development Department is investigating the classification by Lionbridge Global Solutions II, Inc. of certain of its interpreters as independent contractors for the period from October 1, 2001 through December 31, 2004. On January 28, 2005, the Employment Development Department issued a “Notice of Assessment” determining such interpreters to be common law employees and assessing personal income taxes in the amount of $20,824 and state disability insurance taxes in the amount of $8,213 for the fourth quarter of 2001. The maximum estimated exposure for open quarters through March 31, 2006 is $1,610,505. Of this amount, Bowne & Co., Inc., under the terms of the merger agreement between it and the Company dated as of June 27, 2005, is obligated to indemnify the Company for such taxes, penalties and interest incurred for periods on or prior to September 1, 2005, which are estimated to be $1,445,505. On February 14, 2005, Lionbridge Global Solutions II, Inc. appealed for reassessment to the Office of the Chief Administrative Law Judge of the California Unemployment Insurance Appeals Board. The Company has estimated its exposure for the period commencing on September 1, 2005 through March 31, 2006 at approximately $165,000 and has recorded a reserve for this amount at March 31, 2006. The Company has appealed the decision before the California Appeals Board and is awaiting notification of a hearing date. While Lionbridge cannot guarantee the outcome of these proceedings, it believes that a final determination will have no material effect on its consolidated financial condition, results of operations, or cash flows.

Item 1A. Risk Factors

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the captions “Factors That May Affect Future Results” in Lionbridge’s Annual Report on Form 10-K, filed March 16, 2006 (SEC File No. 000-26933) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. In addition to those statements set forth in the Form 10-K, Lionbridge sets forth the following additional risks and uncertainties related to its business.

Lionbridge’s ability to forecast may be impacted by acquisition related adjustments and the impact of FAS 123R.

The Company’s ability to accurately forecast the acquisition related restructuring costs and allocation of the purchase price, goodwill and other intangibles acquisition related and other asset adjustments, as well as the impact of equity based compensation expense associated with FAS 123R.

Lionbridge’s ability to recognize the benefits of its Freeway language technology may be impacted by the speed of customer adoption, changing customer demands and technological changes.

In April 2006, the Company announced its new online service delivery platform known as Freeway ™. The Company’s ability to realize the expected benefits of Freeway is dependent on the timing and speed of customer and user acceptance of Freeway, customer delays or postponements of services using Freeway, the failure of Freeway to keep pace with technological changes or changing customer needs, Lionbridge’s ability to expand user adoption of Freeway, and the ability to recognize benefits from our new language technology deployment.

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

Item 6. Exhibits

(a) Exhibits.

10.1*	Form of Restricted Stock Unit Award Agreement under the 2005 Stock Incentive Plan

10.2	Sublease dated as of January 5, 2006 between SlaterLabs S.A. and Lionbridge Espana, S.L.

31.1	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or any compensatory plan, contract or arrangement.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/s/ STEPHEN J. LIFSHATZ
Stephen J. Lifshatz
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: May 10, 2006

Exhibit Index

Exhibit Number	Description

10.1*	Form of Restricted Stock Unit Award Agreement under the 2005 Stock Incentive Plan

10.2	Sublease dated as of January 5, 2006 between SlaterLabs S.A. and Lionbridge Espana, S.L.

31.1	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement.