Form 10-Q
period 2006-06-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2006-08-09
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2006 was 59,768,331.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,784	$25,147
Accounts receivable, net of allowance of $726 at June 30, 2006 and December 31, 2005	73,847	68,017
Work in process	32,079	25,759
Other current assets	7,994	7,446

Total current assets	142,704	126,369
Property and equipment, net	13,468	14,002
Goodwill	131,041	130,982
Other intangible assets, net	41,237	45,590
Other assets	3,466	3,034

Total assets	$331,916	$319,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt, net of discount of $407 and $412 at June 30, 2006 and December 31, 2005, respectively	$817	$1,195
Accounts payable	23,345	14,809
Accrued compensation and benefits	16,073	17,969
Accrued outsourcing	10,222	9,052
Accrued merger and restructuring	1,988	3,007
Accrued expenses and other current liabilities	15,473	14,578
Deferred revenue	9,097	8,577

Total current liabilities	77,015	69,187

Long-term debt, less current portion and net of discount of $1,531 and $1,746 at June 30, 2006 and December 31, 2005, respectively	86,037	90,268
Deferred income taxes, long-term	7,860	7,420
Other long-term liabilities	3,827	3,367
Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 59,755,111 and 59,266,985 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	598	593
Additional paid-in capital	253,368	254,405
Accumulated deficit	(100,807)	(102,802)
Deferred compensation	—	(4,157)
Accumulated other comprehensive income	4,018	1,696

Total stockholders’ equity	157,177	149,735

Total liabilities and stockholders’ equity	$331,916	$319,977

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$110,525	$41,338	$209,648	$80,158
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	71,946	26,468	136,774	52,507
Sales and marketing	7,163	4,134	15,189	7,999
General and administrative	18,296	8,317	36,782	16,292
Research and development	741	239	1,484	383
Depreciation and amortization	1,413	569	2,905	1,228
Amortization of acquisition-related intangible assets	2,176	9	4,352	18
Merger, restructuring and other charges	644	—	1,411	449

Total operating expenses	102,379	39,736	198,897	78,876

Income from operations	8,146	1,602	10,751	1,282

Interest expense:
Interest on outstanding debt	2,041	—	3,906	—
Amortization of deferred financing costs and discount on debt	238	—	460	—
Interest income	51	156	186	336
Other expense, net	785	160	1,145	222

Income before income taxes	5,133	1,598	5,426	1,396
Provision for income taxes	2,131	212	3,431	227

Net income	$3,002	$1,386	$1,995	$1,169

Net income per share of common stock:
Basic	$0.05	$0.03	$0.03	$0.02
Diluted	$0.05	$0.03	$0.03	$0.02
Weighted average number of common shares outstanding:
Basic	58,967	47,067	58,861	47,010
Diluted	60,772	49,249	60,777	49,274

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,995	$1,169
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,751	819
Amortization of deferred financing charges and discount on debt	460	—
Depreciation and amortization	2,905	1,228
Amortization of acquisition-related intangible assets	4,352	18
Provision for doubtful accounts	—	150
Deferred income taxes	429	—
Other	71	29
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,453)	(4,822)
Work in process	(5,445)	(1,115)
Other current assets	(476)	(752)
Other assets	119	(631)
Accounts payable	8,382	3,376
Accrued compensation and benefits	2,668	732
Accrued outsourcing	779	519
Accrued merger and restructuring	(145)	(379)
Accrued expenses and other liabilities	(7,978)	(242)
Deferred revenue	284	550

Net cash provided by operating activities	7,698	649

Cash flows from investing activities:
Purchases of property and equipment	(1,975)	(1,485)
Proceeds from sale of property and equipment	12	—
Payments for businesses acquired	—	(837)
Purchase price adjustment for businesses acquired	1,378	—
Purchases of short-term investments	—	(60,750)
Sales of short-term investments	—	48,950

Net cash used in investing activities	(585)	(14,122)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	8,000	—
Payments of short-term debt	(8,000)	—
Payments of long-term debt	(4,726)	—
Proceeds from issuance of common stock under option and employee stock purchase plans	859	463
Payments of capital lease obligations	(50)	(130)

Net cash provided by (used in) financing activities	(3,917)	333

Net increase (decrease) in cash and cash equivalents	3,196	(13,140)
Effects of exchange rate changes on cash and cash equivalents	441	(1,194)
Cash and cash equivalents at beginning of period	25,147	38,450

Cash and cash equivalents at end of period	$28,784	$24,116

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

2. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Effect of Adoption of SFAS 123R, Share-Based Payment

The Company has stock-based compensation plans for salaried employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock and stock units, and other stock-based awards. The plans are generally administered by the Nominating and Compensation Committee of the Board of Directors,which consists of non-employee directors.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), utilizing the modified prospective method whereby prior periods were not restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended by related interpretations of the Financial Accounting Standards Board (“FASB”).

Under APB 25, no compensation cost was recognized for stock options if the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method.

The Company recognized expense for restricted stock grants under the previous guidance, thus the impact from adopting SFAS 123R pertains to its requirement to expense the value of stock option awards. In the three and six months ended June 30, 2006, the Company expensed $811,000 and $1.6 million, respectively, for stock options, principally classified in sales and marketing and general and administrative expense in the statement of operations. As a result of the adoption of SFAS 123R and the resulting expense of $811,000 and $1.6 million during the three and six months ended June 30, 2006, respectively, the Company also experienced an after tax impact of the expense related to stock options on its basic and diluted earnings per share during the three and six month periods ended June 30, 2006 of $0.01 and $0.03, respectively. The Company has reclassified $503,000 and $819,000 of stock-based compensation recognized under APB 25 in the three and six month periods ended June 30, 2005, respectively, from the previously reported “stock-based compensation” line item into the operating expense line items to conform to the current period presentation. The adoption of SFAS 123R had no impact on cash flows from operating or financing activities.

Valuation Assumptions for Stock Options

During the six months periods ended June 30, 2006 and 2005, 938,000 and 744,000 stock options were granted, respectively. There were no shares issued under the employee stock purchase plan in the six months ended June 30, 2006, and no expense was recorded. There were 33,601 shares purchased under the employee stock purchase plan during the six months ended June 30, 2005. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.89%	3.68 to 3.87%	4.36 to 4.89%	3.41 to 3.87%
Expected volatility	50.8%	84.0%	50.8%	84.0%
Expected life (years)	3.3	4.0	3.3	4.0
Dividend yield	0%	0%	0%	0%

Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. In accordance with the Securities and Exchange Staff Accounting Bulletin (“SAB”) 107, the Company estimated the expected volatility of its stock options, taking into account a combination of both historical and implied volatility. The expected volatility was determined by averaging the historical volatilities of its common stock since August 2003, the date of the Company’s follow-on offering, which resulted in a material change to the Company’s shareholder base as well as a change in behavior of our stock in the marketplace with our implied volatility rate, based on the volatility of Lionbridge’s traded options with terms exceeding six months. This analysis resulted in an expected volatility rate of 50.8%.

Fair Value Disclosures — Prior to SFAS 123R Adoption

The following table provides supplemental information for the three and six-month periods ended June 30, 2005 as if stock-based compensation expense had been computed under SFAS 123:

	Three Months Ended June 30,2005	Six Months Ended June 30,2005
Net income, as reported	$1,386,000	$1,169,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	503,000	819,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,338,000)	(2,415,000)

Pro forma net income (loss), SFAS 123 fair value adjusted	$551,000	$(427,000)

Net income (loss) per share:
Basic, as reported	$0.03	$0.02
Basic, pro forma	$0.01	$(0.01)
Net income (loss) per share:
Diluted, as reported	$0.03	$0.02
Diluted, pro forma	$0.01	$(0.01)

Stock Option Plans

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The maximum number of shares of common stock available for issuance under the 2005 Plan is 4,000,000 shares. At June 30, 2006, there were 2,677,300 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period.

Lionbridge’s 1998 Stock Option Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares. At June 30, 2006 there were 853,025 options available for future grant under the Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the Plan. Under the terms of the Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Harvard Translations and INT’L.com, both acquired in May 2000, also maintained stock option plans which were assumed by Lionbridge and provided for grants of options to officers, consultants and employees that expire ten years (five years in certain cases) from date of grant. The stock option grants generally vest over four to five years except for certain options that have acceleration clauses effective upon certain circumstances including a change of ownership or control. Upon the mergers of Harvard Translations and INT’L.com into Lionbridge, Lionbridge assumed options for the purchase of 742,584 shares of Lionbridge common stock. No further options will be granted under these plans.

Data Dimensions maintained stock option plans, which provided for grants to employees and directors that generally expire five years from the date of grant. The stock options generally vest over four years. Upon the acquisition of Data Dimensions, Lionbridge assumed options for the purchase of 408,911 shares of Lionbridge common stock. No further options will be granted under these plans.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2006:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2005	5,278,224	$5.38
Granted	938,000	$7.12
Exercised	(323,050)	$2.66
Canceled (forfeited and expired)	(101,277)	$8.11

Outstanding as of June 30, 2006	5,791,897	$5.77	7.0	$7,186
Exercisable as of June 30, 2006	3,385,889	$5.07	5.7	$6,388

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $5.53 as of June 30, 2006, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of in-the-money options outstanding as of June 30, 2006 was 2,378,319. The total number of in-the-money options exercisable as of June 30, 2006 was 2,015,021.

The weighted average grant date fair value of options, as determined under SFAS 123R and SFAS 123, granted during the six months ended June 30, 2006 and 2005 was $3.16 and $3.52 per share respectively. The total intrinsic value of options exercised during the six month periods ended June 30, 2006 and 2005 was approximately $1.5 million and $581,000, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended June 30, 2006 and 2005 was approximately $859,000 and $463,000, respectively.

As of June 30, 2006 future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $6.8 million and will be recognized over an estimated weighted average period of approximately 1.4 years. The total fair value of shares vested during the six month period ended June 30, 2006 was $3.4 million.

The Company settles employee stock option exercises with newly issued shares of common stock.

Lionbridge currently expects to amortize the following amounts of stock-based compensation related to stock options existing as of June 30, 2006 in the years ending:

Year ending December 31,
2006	$1,604,000
2007	2,874,000
2008	1,472,000
2009	751,000
2010	66,000

$6,767,000

Employee Stock Purchase Plan

Lionbridge’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The Purchase Plan allows for the issuance of 1,000,000 shares of Lionbridge’s common stock to eligible employees. Under the Purchase Plan, Lionbridge is authorized to make a series of offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. Prior to January 1, 2006, the per-share purchase price at the end of each offering was equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower and effective January 1, 2006, the per-share purchase price at the end of each offering is equal to 95% of the fair market value of the common stock at the end of the offering period (as defined by the Purchase Plan). There was no compensation expense in connection with the plan for the six months ended June 30, 2006. There were no shares purchased under the employee stock purchase plan during the six months ended June 30, 2006. There were 33,601 shares purchased under the employee stock purchase plan during the six months ended June 30, 2005. At June 30, 2006, a total of 625,055 shares were reserved and available for issuance under this plan.

Restricted Stock Awards

On January 26, 2006, Lionbridge issued 14,000 shares of restricted common stock and 12,000 restricted stock units with a fair market value of $109,000. On February 15, 2006, Lionbridge issued 221,200 shares of restricted common stock and 105,500 restricted stock units with a fair market value of $1.6 million. On May 4, 2006, Lionbridge issued 9,000 restricted stock units with a fair value of $76,000. Restrictions on disposition lapse over four years from the date of grant on each anniversary date.

Total compensation related to all restricted stock awards was $646,000 and $503,000 for the three-month periods ended June 30, 2006 and 2005, respectively and $1.2 million and $819,000 for the six-month periods ended June 30, 2006 and 2005, respectively. The weighted average grant date fair value of restricted stock awards granted during the six months ended June 30, 2006 was $7.14.

The following table summarizes non-vested restricted stock awards activity for the six months ended June 30, 2006:

Non-vested Number of Restricted Share Awards
Non-vested balance at December 31, 2005	824,928
Granted at fair market value	361,700
Vested	83,856
Forfeited	49,460

Non-vested balance at June 30, 2006	1,053,312

Lionbridge currently expects to amortize the following remaining amounts of unamortized compensation in connection with restricted stock awards existing as of June 30, 2006 in the years ending:

Year ending December 31,
2006	$1,221,000
2007	1,892,000
2008	1,368,000
2009	919,000
2010	83,000

$5,483,000

3. BUSINESS ACQUISITIONS

Bowne Global Solutions

On September 1, 2005, Lionbridge completed the acquisition of Bowne Global Solutions (“BGS”) pursuant to the terms of the Agreement and Plan of Merger dated as of June 27, 2005. After the acquisition, BGS became a wholly owned subsidiary of Lionbridge. At the closing, each share of common stock of BGS was automatically converted into the right to receive a portion of the acquisition consideration. To fund a portion of the purchase price for its acquisition of BGS, the Company entered into a Credit Agreement (“Credit Agreement”) dated as of September 1, 2005, together with certain of its U.S. and non-U.S. subsidiaries, the several banks and financial institutions as may become parties to the Credit Agreement (“Lenders”) and Wachovia Bank, National Association, as administrative agent for the Lenders. The Credit Agreement provides for a five-year $25.0 million revolving credit facility and a six-year $100.0 million term facility.

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

Additionally, in connection with the acquisition of BGS, Lionbridge recorded $48.3 million of amortizing intangible assets, including customer contracts, technology and customer relationships. The estimated useful life of acquired customer contracts ranges from 3.3 to 5.3 years and is being amortized on a straight-line basis. The estimated useful life of acquired technology ranges from 1 to 4 years and is being amortized on a straight-line basis. The estimated useful life of acquired customer relationships is 12 years and is being amortized using the economic consumption method to reflect diminishing cash flows from these relationships in the future. In determining the fair value of the acquired customer relationships, Lionbridge used a discounted cash flow model based upon the estimated future income streams associated with the customer relationships considering their estimated remaining period of benefit. As part of this model, Lionbridge relied on historical attrition rates combined with a premium factor related to the inherent risk of attrition in the newly acquired BGS customer base.

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets, including other intangibles assets and property and equipment, in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets,” if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Long-lived assets, other than goodwill and other intangible assets, which are held for disposal, are recorded at the lower of carrying value or fair market value less the estimated cost to sell. Factors that could lead to an impairment of acquired customer relationships include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

The final allocation of the purchase price, including direct acquisition costs, was based on the fair values of the assets and liabilities assumed as of December 31, 2005, as follows:

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

At December 31, 2005, the Company reported goodwill of $96.1 million resulting from the preliminary purchase price allocation. During the six months ended June 30, 2006, the Company reversed certain estimates recorded as part of the fair value purchase accounting. The acquired incentive compensation reserve was reduced by $520,000 and deferred tax assets were reduced by $247,000. In addition, the Company received a $1.4 million purchase price reimbursement from Bowne for pre-acquisition tax liabilities and recorded a $125,000 tax receivable for recovery of pre-acquisition value added taxes. These adjustments resulted in a net decrease in goodwill of $1.8 million.

Additionally, the Company continued to exit certain activities of BGS as a part of the merger plan, resulting in charges of $1.6 million for severance, $257,000 for costs on vacated facilities and $28,000 for professional fees related to valuation services. These additional liabilities are included in the purchase price allocation, and combined with the adjustments above, decreased goodwill by $59,000 to $96.1 million at June 30, 2006.

The goodwill of $96.1 million resulting from the purchase price allocation reflects the value of the underlying enterprise, as well as planned synergies that Lionbridge expects to realize as the business is integrated into existing Lionbridge operations. The total $96.1 million of goodwill has been assigned to the Company’s Global Language and Content (“GLC”) segment. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, this goodwill will not be amortized. Goodwill allocated to domestic operations is expected to be deductible for tax purposes.

At June 30, 2006, management continues to finalize a plan to exit certain activities of BGS which, upon completion of that plan, may result in additional liabilities included in the purchase price allocation.

Pro Forma Disclosures (Unaudited)

The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2005 assume that the acquisition of BGS occurred as of the beginning of each period presented:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Revenue	$106,560	$204,297
Net loss	(2,066)	(8,127)
Basic net loss per share	$(0.04)	$(0.14)
Diluted net loss per share	$(0.04)	$(0.14)

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of that period presented or that may be obtained in the future.

Logoport Software GmbH

On February 1, 2005, Lionbridge acquired all of the capital stock of Logoport Software GmbH (Logoport). Total purchase consideration included a cash payment of $750,000 made at closing and an additional $87,000 of acquisition costs. In addition, the purchase agreement provides for certain contingent payments totaling $550,000 to be made by Lionbridge over a two-year period, dependent on the continued employment of the former owner of Logoport who, as a Lionbridge employee, will continue to develop certain acquired technology for Lionbridge’s internal use. The total purchase price of $837,000 was allocated to acquired technology and is being amortized over a seven-year life. The Company has recorded no goodwill as a result of this acquisition. For the year ended December 31, 2005 and the six months ended June 30, 2006, according to the terms of the purchase agreement, Lionbridge made contingent payments of $305,000 and $125,000, respectively, which were capitalized as internal use software and are being amortized over a seven-year life. It is anticipated that the future payments will also be capitalized as internal use software and amortized over a seven-year life as such amounts would be considered compensation payable to the former owner for the continued development of the Company’s internal use software.

4. DEBT

On September 1, 2005, Lionbridge replaced its revolving credit facility originally entered into in December 2004 with a credit facility with Wachovia Bank, National Association and Wachovia Capital Markets, LLC (“Credit Agreement”). Under the Credit Agreement, Lionbridge is able to borrow up to $125.0 million governed by certain financial covenants. Borrowings outstanding under the Credit Agreement are collateralized by the domestic assets of the Company and its U.S. subsidiaries and stock of certain foreign subsidiaries. The Credit Agreement is further divided into two sub-facilities, a Term Loan Facility (“Term Loan”) and a Revolving Loan Facility (“Revolver”). The Term Loan and Revolver bear interest at prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants.

The Term Loan had an aggregate outstanding principal amount of $88.0 million and an interest rate of 8.9% as of June 30, 2006 and has a maturity date of June 30, 2011. The principal amount of the Term Loan is payable in installments. The total Term Loan principal payments by fiscal period are as follows:

Year ending December 31,
2006	$443,508
2007	887,016
2008	887,016
2009	887,016
2010	21,731,893
Thereafter	63,199,892

$88,036,341

Additional contingent principal payments on the Term Loan and Revolver are also due based on a percentage of the annual cash flows (as defined in the agreement) generated by the Company. These mandatory principal payments are payable within 90-days of the Company’s year-end. The percentage due is governed by certain financial covenants. Lionbridge must maintain a certain leverage ratio at each reporting date as defined in the financial covenants of the Wachovia Facility. There are no mandatory principal payments due under these covenants at June 30, 2006. Lionbridge has an interest payment of $671,000 due on July 31, 2006. Future interest payments will be determined based on the interest rate and term elected by the Company. The proceeds from the Term Loan were used exclusively to fund the purchase of BGS, and were paid to Bowne and Co., Inc.

The Revolver had no outstanding borrowings as of June 30, 2006 and has a maturity date of September 1, 2010. At June 30, 2006, Lionbridge’s borrowing capacity was $13.0 million and the Company would have elected an interest rate of 8.9% based on a 1-month LIBOR loan as of June 30, 2006 under the Revolver. Interest is payable in arrears to a maximum of three-month increments depending on the terms under which the Revolver loans are made.

5. COMPREHENSIVE INCOME

Total comprehensive income consists of net income and the net change in foreign currency translation adjustment, which is the only component of accumulated other comprehensive income. Total comprehensive income was $4.6 million and $940,000 for the three-month periods ended June 30, 2006 and 2005, respectively, and $4.3 million and $320,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

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

Shares used in calculating basic and diluted earnings per share for the three and six-month periods ended June 30, 2006 and 2005, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average number of shares of common stock outstanding—basic	58,967,000	47,067,000	58,861,000	47,010,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	1,805,000	2,182,000	1,916,000	2,264,000

Weighted average number of shares of common stock outstanding—diluted	60,772,000	49,249,000	60,777,000	49,274,000

Options, unvested restricted stock and warrants to purchase 3,421,000 and 3,687,000 shares of common stock for the three-month periods ended June 30, 2006 and 2005, respectively, and 3,969,000 and 3,408,000 for the six-month periods ended June 30, 2006 and 2005, respectively, were not included in the calculation of diluted net loss per share, as their effect would be anti-dilutive.

7. MERGER, RESTRUCTURING AND OTHER CHARGES

During the six-month period ended June 30, 2006 Lionbridge recorded $1.4 million of restructuring and other charges. The $1.4 million recorded in the six-month period ended June 30, 2006 included $476,000 for workforce reductions in the Netherlands, Ireland and the U.S. consisting of six technical and two administrative staff, a $57,000 reduction of anticipated costs recorded in a prior period on a vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in SFAS No. 146, “Accounting for Costs associated with Exit or Disposal Activities” and $992,000 of other charges, principally professional services fees, related to the integration of BGS. Of these charges, $646,000 related to the Company’s Global Language and Content (“GLC”) segment and $765,000 related to Corporate and Other. Of the $3.3 million of cash payments in the six-month period ended June 30, 2006, $3.2 million and $95,000 related to the GLC and Global Development and Testing (“GDT”) segments, respectively, and $23,000 related to Corporate and Other.

During the six-month period ended June 30, 2005, Lionbridge recorded $449,000 of restructuring charges for workforce reductions in France and the U.S., consisting of thirty-one technical and two sales staff. Of this amount, $382,000 related to the Company’s GLC segment and $67,000 to the GDT segment. Of the $949,000 of cash payments during the six-month period ended June 30, 2005, $757,000 and $163,000 related to the GLC and GDT segments, respectively, and $29,000 related to Corporate and Other.

The following table summarizes the accrual activity for the six months ended June 30, 2006 and 2005, respectively, by initiative:

	2006	2005
Beginning balance, January 1	$4,210,000	$784,000
Employee severance:
Merger and restructuring charges recorded (1)	476,000	449,000
Reserves recorded on business combinations (2)	1,687,000	—
Cash payments related to reserves acquired and recorded on business combinations	(1,879,000)	—
Cash payments related to reserves recorded on exit or disposal activities	(499,000)	(764,000)

	(215,000)	(315,000)

Vacated facility/Lease termination:
Reserves recorded on business combinations (2)	262,000	—
Revision of estimated liabilities	(57,000)	—
Cash payments related to reserves acquired and recorded on business combinations	(608,000)	—
Cash payments related to reserves recorded on exit or disposal activities	(301,000)	(185,000)

	(704,000)	(185,000)

Ending balance, June 30	$3,291,000	$284,000

(1)	Charges recorded pursuant to the guidance in SFAS No. 146
(2)	Reserves recorded pursuant to the guidance in Emerging Issues Task Force Abstract 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination” (“EITF 95-3”), and related literature.

At June 30, 2006, the consolidated balance sheet includes accruals totaling $3.3 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $2.0 million of these will be fully utilized in twelve months. The remaining $1.3 million relates to lease obligations on unused facilities expiring through 2011 and is included in long-term liabilities.

8. INCOME TAXES

The components of the provision for income taxes are as follows for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
Foreign	1,771,000	212,000	3,002,000	227,000

Total current provision	1,771,000	212,000	3,002,000	227,000
Deferred:
Federal	$360,000	$—	$429,000	$—

Total provision for income taxes	$2,131,000	$212,000	$3,431,000	$227,000

The tax provision for the six-month period ended June 30, 2006 consisted primarily of taxes on income in foreign jurisdictions of Lionbridge and BGS and the increase to deferred tax liabilities related to the tax deductible goodwill from the BGS acquisition. The tax provision includes non-cash tax expense that will be offset by pre-acquisition foreign net operating loss carry forward amounts. These acquired net operating loss carry forward amounts do not reduce the foreign element of the tax provision, but instead reduce goodwill. The effective tax rate does not show a benefit from U.S. net operating loss carry forward amounts due to a full valuation reserve against the deferred tax asset.

Lionbridge is still evaluating certain purchase accounting adjustments and reserves specific to the acquisition of BGS which may have an impact on the deferred tax assets and liabilities of the Company.

At June 30, 2006, no provision for U.S. and foreign taxes has been made for all unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely. However, there may be an opportunity in future periods to repatriate cash from our Indian subsidiary without incurring a significant tax consequence. Ongoing discussion and planning is necessary to determine if this is possible.

Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit the future net operating loss carry forward amounts that could be used annually to offset future taxable income and income tax liability.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on the Company’s financial position and results of operations has not been finalized.

9. SEGMENT INFORMATION

Lionbridge has determined that its operating segments are those that are based on its method of internal reporting. Following its acquisition of the BGS business in September 2005 and related changes to the Company’s overall business structure, the Company is reporting its results among the following three business segments:

Global Language and Content (“GLC”) – This segment includes Lionbridge’s globalization, translation and localization services, as well as eLearning content development and technical documentation. The GLC segment includes product and content globalization services. Globalization is the process of adapting content and products to meet the language and cultural requirements of users throughout the world. Lionbridge GLC solutions enable the translation, adaptation and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Lionbridge GLC solutions also include the development of eLearning content and technical documentation.

Global Development and Testing (“GDT”) – This segment includes Lionbridge’s development, engineering and testing services for software, hardware, websites and content. Specifically, GDT includes the development and maintenance of applications as well as testing to ensure the quality, interoperability, usability and performance of clients’ software, hardware, consumer technology products, web sites and content. Lionbridge’s testing services also include product certification and competitive analysis. Lionbridge offers its testing services under the VeriTest brand.

Interpretation – This segment includes interpretation services provided by Lionbridge to government organizations and businesses that require human interpreters.

The acquired BGS localization business is primarily reflected in Lionbridge’s GLC segment with the BGS language interpretation business (“Interpretation”) included separately. All other unallocated enterprise costs are in the “Corporate and Other” category.

The table below presents information about the reported net income of the Company for the three and six-month periods ended June 30, 2006 and 2005. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
External revenue:
Global Language and Content	$88,530,000	$27,321,000	$167,642,000	$52,214,000
Global Development and Testing	15,651,000	14,017,000	29,930,000	27,944,000
Interpretation	6,344,000	—	12,076,000	—

	$110,525,000	$41,338,000	$209,648,000	$80,158,000

Net income:
Global Language and Content	$13,538,000	$3,875,000	$23,024,000	$6,254,000
Global Development and Testing	3,504,000	1,985,000	5,610,000	3,561,000
Interpretation	715,000	—	1,199,000	—

Less: corporate and other expenses	(14,755,000)	(4,474,000)	(27,838,000)	(8,646,000)

	$3,002,000	$1,386,000	$1,995,000	$1,169,000

10. GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the September 1, 2005 acquisition of BGS, Lionbridge recorded $96.1 million of goodwill which is not amortized.

Additionally, in connection with the acquisition of BGS, Lionbridge recorded $48.3 million of amortizing intangible assets, including customer contracts, technology and customer relationships. The estimated useful life of acquired customer contracts ranges from 3.3 to 5.3 years and is being amortized on a straight-line basis. The estimated useful life of acquired technology ranges from 1 to 4 years and is being amortized on a straight-line basis. The estimated useful life of acquired customer relationships is 12 years and is being amortized using the economic consumption method to reflect diminishing cash flows from these relationships in the future. In determining the fair value of the acquired customer relationships, Lionbridge used a discounted cash flow model based upon the estimated future income streams associated with the customer relationships considering their estimated remaining period of benefit. As part of this model, Lionbridge relied on historical attrition rates combined with a premium factor related to the inherent risk of attrition in the newly acquired BGS customer base.

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets, including other intangibles assets and property and equipment, in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets,” if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Long-lived assets, other than goodwill and other intangible assets, which are held for disposal, are recorded at the lower of carrying value or fair market value less the estimated cost to sell. Factors that could lead to an impairment of acquired customer relationships include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

The following table summarizes other intangible assets at June 30, 2006 and December 31, 2005, respectively.

	June 30, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
Mentorix internally developed software	$110,000	$101,000	$9,000	$110,000	$83,000	$27,000
BGS acquired customer relationships	32,000,000	3,848,000	28,152,000	32,000,000	1,441,000	30,559,000
BGS acquired customer contracts	14,000,000	2,469,000	11,531,000	14,000,000	987,000	13,013,000
BGS acquired technology	2,317,000	772,000	1,545,000	2,317,000	326,000	1,991,000

	$48,427,000	$7,190,000	$41,237,000	$48,427,000	$2,837,000	$45,590,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at June 30, 2006 in the fiscal periods as follows:

Year ending December 31,
2006	$4,343,000
2007	8,453,000
2008	8,441,000
2009	5,520,000
2010	4,893,000
Thereafter	9,587,000

$41,237,000

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

The California Employment Development Department is investigating the classification by Lionbridge Global Solutions II, Inc. of certain of its interpreters as independent contractors for the period from October 1, 2001 through December 31, 2004. On January 28, 2005, the Employment Development Department issued a “Notice of Assessment” determining such interpreters to be common law employees and assessing personal income taxes in the amount of $20,824 and state disability insurance taxes in the amount of $8,213 for the fourth quarter of 2001. The maximum estimated exposure for open quarters through June 30, 2006 is $1.7 million. Of this amount, Bowne & Co., Inc., under the terms of the Agreement and Plan of Merger between it and the Company dated as of June 27, 2005, is obligated to indemnify the Company for such taxes and penalties incurred for periods on or prior to September 1, 2005, which are estimated to be $1.4 million. On February 14, 2005, Lionbridge Global Solutions II, Inc. appealed for reassessment to the Office of the Chief Administrative Law Judge of the California Unemployment Insurance Appeals Board. The Company has estimated its exposure for the period commencing on September 1, 2005 through June 30, 2006 at approximately $235,000. The Company has appealed the decision before the California Appeals Board and is awaiting notification of a hearing date. While Lionbridge cannot guarantee the outcome of these proceedings, it believes that a final determination will have no material effect on its consolidated financial condition, results of operations, or cash flows.

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

Lionbridge Global Language and Content (“GLC”) solutions enable the globalization and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Globalization is the process of adapting content and products to meet the language and cultural requirements of users throughout the world. Lionbridge GLC solutions are based on the Company’s internet technology platform and global service delivery model which make the translation process more efficient for Lionbridge clients and translators. As part of its GLC solutions, Lionbridge also develops eLearning content and technical documentation.

Lionbridge’s interpretation business (“Interpretation’) pertains to the Company’s interpretation services for government organizations and businesses that require human interpreters for non-English speaking individuals.

Through its Global Development and Testing (“GDT”) solutions, Lionbridge develops, re-engineers and optimizes IT applications and performs testing to ensure the quality, interoperability, usability and performance of clients’ software, consumer technology products, web sites and content. Lionbridge’s testing services, which are offered under the VeriTest brand, also include product certification and competitive analysis. Lionbridge has deep domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model.

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

On September 1, 2005, Lionbridge completed the acquisition of BGS pursuant to the terms of the Agreement and Plan of Merger dated as of June 27, 2005. After the acquisition, BGS became a wholly owned subsidiary of Lionbridge. At the closing, each share of common stock of BGS was automatically converted into the right to receive a portion of the acquisition consideration. To fund a portion of the purchase price for its acquisition of BGS, the Company entered into a Credit Agreement (“Credit Agreement”) dated as of September 1, 2005, together with certain of its U.S. and non-U.S. subsidiaries, the several banks and financial institutions as may become parties to the Credit Agreement (“Lenders”) and Wachovia Bank, National Association, as administrative agent for the Lenders. The Credit Agreement provides for a five-year $25.0 million revolving credit facility and a six-year $100.0 million term facility.

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

For the six-month period ended June 30, 2006, Lionbridge’s income from operations was $10.8 million, with net income of $2.0 million. For the year ended December 31, 2005, the Company’s income from operations was $1.3 million with a net loss of $3.9 million. As of June 30, 2006, the Company had an accumulated deficit of $100.8 million.

Revenue Recognition

Lionbridge recognizes revenue as services are performed and amounts are earned in accordance with the Securities and Exchange Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Lionbridge considers amounts to be earned when (1) persuasive evidence of an arrangement has been obtained; (2) services are delivered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

Lionbridge’s revenue is recorded from the provision of services to customers for GLC, GDT and Interpretation services which include content development, product and content globalization, interpretation, software and hardware testing, product certification and application development and maintenance.

Content development, software and hardware testing, interpretations and application development and maintenance projects are normally time and expense priced contracts, and revenue is recognized using a time and expense basis over the period of performance, primarily based on labor costs incurred to date.

Product and content globalization and product certification projects are fixed price contracts and revenue is recognized as services are delivered. Depending on specific contractual provisions and nature of the deliverable, revenue is recognized on (1) a proportional performance model based on level of effort, (2) as milestones are achieved or (3) when final deliverables have been met. Amounts billed in excess of revenue recognized are recorded as deferred revenue.

The delivery of Lionbridge’s GLC services involve, and are dependent on, the translation of content by subcontractors and in-house employees. As the time and cost to translate each word of content within a project is relatively uniform, labor input is reflective of the delivery of the contracted service and an appropriate metric for the measurement of proportional performance in delivering such services. The use of a proportional performance assessment of service delivery requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, anticipated increases in employee wages and prices for subcontractor services, and the availability of subcontractor services. When adjustments in estimated project costs are identified, anticipated losses, if any, are recognized in the period in which they are determined.

Lionbridge’s GLC agreements with its customers may provide the customer with a fixed and limited time period following delivery during which Lionbridge will attempt to address any non- conformity to previously agreed upon objective specifications relating to the work, either in the form of a limited acceptance period or a post-delivery warranty period. Management believes recognition of revenue at the time the services are delivered is appropriate, because its obligations under such provisions are limited in time, limited in scope, and historically have not involved significant costs. In the future, if the post delivery acceptance or warranty provisions become more complex or include subjective acceptance criteria, Lionbridge may have to revise its revenue recognition policy appropriately, which could affect the timing of revenue recognition.

Lionbridge provides integrated full-service offerings throughout a client’s product and content lifecycle, including GLC and GDT services. Such offerings may include the delivery of a combination of one or more of our service offerings in one arrangement and are governed by the Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In these arrangements where the globalization or testing services have standalone value to the customer, and we have evidence of fair value for the services, we bifurcate the total arrangement into two units of accounting In instances where we are unable to bifurcate a project, direct and incremental costs are deferred and recognized together with the service revenue upon delivery. The determination of fair value requires us to use significant judgment. Lionbridge determines the fair value of service revenues based upon our recent pricing for those services when sold separately and/or prevailing market rates for similar services.

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

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets, including other intangibles assets and property and equipment, in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets,” if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Long-lived assets, other than goodwill and other intangible assets, which are held for disposal, are recorded at the lower of carrying value or fair market value less the estimated cost to sell. Factors that could lead to an impairment of acquired customer relationships include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

Merger, Restructuring and Other Charges

During the six-month period ended June 30, 2006 Lionbridge recorded $1.4 million of restructuring and other charges. The $1.4 million recorded in the six-month period ended June 30, 2006 included $476,000 for workforce reductions in the Netherlands, Ireland and the U.S. consisting of six technical and two administrative staff, a $57,000 reduction of anticipated costs recorded in a prior period on a vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in SFAS No. 146, “Accounting for Costs associated with Exit or Disposal Activities” and $992,000 of other charges, principally professional services fees, related to the integration of BGS. Of these charges, $646,000 related to the Company’s GLC segment and $765,000 related to Corporate and Other. Of the $3.3 million of cash payments in the six-month period ended June 30, 2006, $3.2 million and $95,000 related to the GLC and GDT segments, respectively, and $23,000 related to Corporate and Other.

During the six-month period ended June 30, 2005, Lionbridge recorded $449,000 of restructuring charges for workforce reductions in France and the U.S., consisting of thirty-one technical and two sales staff. Of this amount, $382,000 related to the Company’s GLC segment and $67,000 to the GDT segment. Of the $949,000 of cash payments during the six-month period ended June 30, 2005, $757,000 and $163,000 related to the GLC and GDT segments, respectively, and $29,000 related to Corporate and Other.

Adoption of SFAS 123R, Share-Based Payment

The Company has stock-based compensation plans for salaried employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock and stock units, and other stock-based awards. The plans are generally administered by the Nominating and Compensation Committee of the Board of Directors, which consists of non-employee directors.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), utilizing the modified prospective method whereby prior periods were not restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended by related interpretations of the FASB.

Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method.

The Company recognized expense for restricted stock grants under the previous guidance, thus the impact from adopting SFAS 123R pertains to its requirement to expense the value of stock option awards. In the three and six months ended June 30, 2006, the Company expensed $811,000 and $1.6 million, respectively, for stock options, principally classified in sales and marketing and general and administrative expense in the statement of operations. As a result of the adoption of SFAS 123R and the resulting expense of $811,000 and $1.6 million during the three and six months ended June 30, 2006, respectively, the Company also experienced an after tax impact of the expense related to stock options on its earnings per share during the three and six month periods ended June 30, 2006 of $0.01 and $0.03, respectively. The Company has reclassified $503,000 and $819,000 of stock-based compensation recognized under APB 25 in the three and six month periods ended June 30, 2005, respectively, from the previously reported “stock-based compensation” line item into the operating expense line items to conform to the current period presentation.

Valuation Assumptions for Stock Options

For the six months periods ended June 30, 2006 and 2005, 938,000 and 744,000 stock options were granted, respectively. There were no shares issued under the employee stock purchase plan in the six months ended June 30, 2006, and no expense was recorded. There were 33,601 shares purchased under the employee stock purchase plan during the six months ended June 30, 2005. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.89%	3.68 to 3.87%	4.36 to 4.89%	3.41 to 3.87%
Expected volatility	50.8%	84.0%	50.8%	84.0%
Expected life (years)	3.3	4.0	3.3	4.0
Dividend yield	0%	0%	0%	0%

Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. In accordance with Staff Accounting Bulletin (“SAB”) 107, the Company estimated the expected volatility of its stock options, taking into account a combination of both historical and implied volatility. The expected volatility was determined by averaging the historical volatilities of its common stock, from August 2003, the date of the Company’s follow-on offering, which resulted in a material change to the Company’s shareholder base as well as a change in behavior of our stock in the marketplace with our implied volatility rate, based on the volatility of Lionbridge’s traded options with terms exceeding six months. This analysis resulted in an expected volatility rate of 50.8%.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2006:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2005	5,278,224	$5.38
Granted	938,000	$7.12
Exercised	(323,050)	$2.66
Canceled (forfeited and expired)	(101,277)	$8.11

Outstanding as of June 30, 2006	5,791,897	$5.77	7.0	$7,186
Exercisable as of June 30, 2006	3,385,889	$5.07	5.7	$6,388

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $5.53 as of June 30, 2006, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of in-the-money options outstanding as of June 30, 2006 was 2,378,319. The total number of in-the-money options exercisable as of June 30, 2006 was 2,015,021.

The weighted average grant date fair value of options, as determined under SFAS 123R and SFAS 123, granted during the six months ended June 30, 2006 and 2005 was $3.16 and $3.52 per share respectively. The total intrinsic value of options exercised during the six month periods ended June 30, 2006 and 2005 was approximately $1.5 million and $581,000, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended June 30, 2006 and 2005 was approximately $859,000 and $463,000, respectively.

As of June 30, 2006 future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $6.8 million and will be recognized over an estimated weighted average period of approximately 1.4 years. The total fair value of shares vested during the six month period ended June 30, 2006 was $3.4 million.

The Company settles employee stock option exercises with newly issued shares of common stock.

Lionbridge currently expects to amortize the following amounts of stock-based compensation related to stock options existing as of June 30, 2006 in the years ending:

Year ending December 31,
2006	$1,604,000
2007	2,874,000
2008	1,472,000
2009	751,000
2010	66,000

$6,767,000

Restricted Stock Awards

On January 26, 2006, Lionbridge issued 14,000 shares of restricted common stock and 12,000 restricted stock units with a fair market value of $109,000. On February 15, 2006, Lionbridge issued 221,200 shares of restricted common stock and 105,500 restricted stock units with a fair market value of $1.6 million. On May 4, 2006, Lionbridge issued 9,000 restricted stock units with a fair value of $76,000. Restrictions on disposition lapse over four years from the date of grant on each anniversary date. The weighted average grant date fair value of restricted stock awards granted during the six months ended June 30, 2006 was $7.14.

Total compensation related to all restricted stock awards was $646,000 and $503,000 for the three-month periods ended June 30, 2006 and 2005, respectively and $1.2 million and $819,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

Lionbridge currently expects to amortize the following remaining amounts of unamortized compensation in connection with restricted stock awards existing as of June 30, 2006 in the years ending:

Year ending December 31,
2006	$1,221,000
2007	1,892,000
2008	1,368,000
2009	919,000
2010	83,000

$5,483,000

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	65.1	64.0	65.2	65.5
Sales and marketing	6.5	10.0	7.3	10.0
General and administrative	16.5	20.1	17.5	20.3
Research and development	0.7	0.6	0.7	0.5
Depreciation and amortization	1.3	1.4	1.4	1.5
Amortization of acquisition-related intangible assets	2.0	—	2.1	—
Merger, restructuring and other charges	0.6	—	0.7	0.6

Total operating expenses	92.7	96.1	94.9	98.4

Income from operations	7.3	3.9	5.1	1.6
Interest expense:
Interest in outstanding debt	1.8	—	1.9	—
Amortization of deferred financing costs	0.2	—	0.2	—
Interest income	—	0.4	0.1	0.4
Other expense, net	0.7	0.4	0.5	0.3

Income before income taxes	4.6	3.9	2.6	1.7
Provision for income taxes	1.9	0.5	1.6	0.2

Net income	2.7%	3.4%	1.0%	1.5%

Revenue. The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
GLC	$88,530,000	80%	$27,321,000	66%	$167,642,000	80%	$52,214,000	65%
GDT	15,651,000	14%	14,017,000	34%	29,930,000	14%	27,944,000	35%
Interpretation	6,344,000	6%	—	—%	12,076,000	6%	—	—%

Total revenue	$110,525,000	100%	$41,338,000	100%	$209,648,000	100%	$80,158,000	100%

Revenue for the quarter ended June 30, 2006 was $110.5 million, an increase of $69.2 million, or more than 167%, from $41.3 million for the quarter ended June 30, 2005. Of the $69.2 million increase, approximately $67.5 million was attributable to Lionbridge’s acquisition of BGS, and approximately $1.7 million, or 4.0%, was due to organic revenue growth. The increase consists of $61.2 million and $1.6 million of revenue growth in GLC and GDT, respectively. Interpretation revenue, acquired with the BGS acquisition, was $6.3 million for the three months ended June 30, 2006.

Revenue from the Company’s GLC business for the quarter ended June 30, 2006 increased $61.2 million, or approximately 224.0%, to $88.5 million from $27.3 million the quarter ended June 30, 2005, due to approximately $61.2 million of revenue attributable to Lionbridge’s acquisition of BGS.

Revenue from the Company’s GDT business was $15.7 million for the quarter ended June 30, 2006, an increase of $1.6 million, or 11.7%, from $14.0 million for the quarter ended June 30, 2005. The year-on-year increase in GDT revenue was primarily due to increased revenue from the Company’s lower cost development centers located in India and China, partially offset by a reduction in testing revenues from the Company’s higher cost development centers located in the United States and Europe, as compared to the quarter ended June 30, 2005. Over the last year, several testing projects have moved from execution at the Company’s U.S. and Europe based testing laboratories to its testing laboratories located in lower cost areas, including India and China. This migration of testing services to lower cost testing centers has, in some cases, decreased overall top line revenue for the same testing projects but benefited GDT gross margin compared to a year ago.

Revenue for the six months ended June 30, 2006 was $209.6 million, an increase of $129.5 million, or more than 161%, from $80.2 million for the six months ended June 30, 2005. Of the $129.5 million increase, approximately $126.4 million was attributable to Lionbridge’s acquisition of BGS, and approximately $3.1 million, or 3.8%, was due to organic revenue growth. The increase consists of $115.4 million and $2.0 million of revenue growth in GLC and GDT, respectively. Interpretation revenue, acquired with the BGS acquisition, was $12.1 million for the six months ended June 30, 2006.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage variance from the three month period of the prior year and as a percentage of revenue for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30, 2006	% Change Q2 05 to Q2 06	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	% Change Six Months 05 to Six Months 06	Six Months Ended June 30, 2005
GLC:
Cost of revenue	$57,684,000	222.3%	$17,897,000	$108,783,000	210.2%	$35,068,000
Percentage of revenue	65.2%		65.5%	64.9%		67.2%
GDT:
Cost of revenue	9,256,000	8.0%	8,571,000	18,314,000	5.0%	17,439,000
Percentage of revenue	59.1%		61.1%	61.2%		62.4%
Interpretation:
Cost of revenue	5,006,000	100.0%	—	9,677,000	100.0%	—
Percentage of revenue	78.9%			80.1%

Total cost of revenue	$71,946,000		$26,468,000	$136,774,000		$52,507,000

Percentage of revenue	65.1%		64.0%	65.2%		65.5%

For the quarter ended June 30, 2006, as a percentage of revenue, cost of revenue increased to 65.1% as compared to 64.0% for the same quarter of 2005. The increase was primarily due to the changes in the revenue and service mix, year over year, as a result of the impact of the acquisition of BGS. Each segment provides distinctive services, with different gross margins. In 2005, prior to the acquisition of BGS, GLC and GDT were the only two segments, and accounted for 66% and 34% of the total revenue, respectively. For the three months ended June 30, 2006, GLC and GDT accounted for 80% and 14% of the total revenue, respectively and Interpretation accounted for 6% of the revenue. This change in revenue mix, and the addition of higher cost ratios in the acquired Interpretation business, results in an increase in the weighted average cost of revenue ratio for the Company. This increase was partially reduced by improvements in the cost of revenue ratios in both the GLC and GDT segments for the three months ended June 30, 2006 as compared to the same period in 2005. For the quarter ended June 30, 2006, cost of revenue increased $45.5 million, or approximately 172%, to $71.9 million compared to $26.5 million for the same quarter of the prior year. This increase was primarily in support of $69.2 million incremental revenue with approximately $44.6 million in support of $67.5 million incremental revenue attributable to Lionbridge’s acquisition of BGS, as compared to the quarter ended June 30, 2005.

Cost of revenue as a percentage of revenue in the Company’s GLC business decreased to 65.2% for the quarter ended June 30, 2006, as compared to 65.5% for the same period of the prior year. This decrease reflects lower costs for translation services, mainly due to the benefit realized from the deployment and use of Logoport, Lionbridge’s language management technology platform, and lower internal operating costs. The decrease in the internal cost reflects the cost saving benefits of certain restructuring and cost reduction actions initiated in 2005. The GLC cost ratio improvement also reflects the advantage of lower cost resulting from the transfer of a higher percentage of service production to the Company’s offshore delivery centers in India and China. Additionally, in the quarter ended June 30, 2005, the Company experienced certain one-time costs primarily related to startup costs relating to localization services for new client engagements.

For the quarter ended June 30, 2006, GLC cost of revenue increased $39.8 million, or 222.3%, to $57.7 million as compared to $17.9 million for the corresponding quarter of the prior year. This increase was primarily in support of $39.8 million incremental revenue with approximately $39.6 million in support of $61.2 million incremental revenue attributable to Lionbridge’s acquisition of BGS, as compared to the quarter ended June 30, 2005.

Cost of revenue as a percentage of revenue in the Company’s GDT business decreased to 59.1% for the quarter ended June 30, 2006, as compared to 61.1% for the corresponding quarter of the prior year. This decrease reflects the favorable impact of cost savings resulting from continuing restructuring activities, partially offset by certain transition costs incurred as the Company shifts service production to its offshore delivery centers in India and China. For the quarter ended June 30, 2006, GDT cost of revenue increased $685,000 or 8.0%, to $9.3 million as compared to $8.6 million for the corresponding quarter of the prior year. This increase was primarily in support of a $1.6 million increase in revenue year-over-year, the factors noted above, and work mix and scope variations in services provided as compared to the prior year.

For the six months ended June 30, 2006, as a percentage of revenue, cost of revenue decreased to 65.2% as compared to 65.5% for the corresponding period of the prior year. Cost of revenue was $136.8 million for the six months ended June 30, 2006, an increase of $84.3 million, or 160.5%, as compared to $52.5 million for the same period of 2005. This increase was primarily in support of $129.5 million incremental revenue with approximately $84.1 million in support of $126.4 million incremental revenue attributable to Lionbridge’s acquisition of BGS, as compared to the six months ended June 30, 2005.

For the six months ended June 30, 2006, cost of revenue in the Company’s GLC business decreased to 64.9% as compared to 67.2% for the corresponding period of the prior year, primarily due to lower costs for translation services, mainly due to the benefit realized from the deployment and use of Logoport, Lionbridge’s language management technology platform, and lower internal operating costs. The decrease in the internal cost reflects the cost saving benefits of certain merger restructuring and cost reduction actions initiated in 2005. The GLC cost ratio improvement also reflects the advantage of lower cost, resulting from the transfer of a higher percentage of service production to the Company’s offshore delivery centers in India and China. Additionally, during the six months ended June 30, 2005, the Company experienced certain one-time cost primarily related to startup costs relating to localization services for new client engagements in the quarter ended June 30, 2005.

Cost of revenue in the Company’s GLC business was $108.8 million for the six months ended June 30, 2006, an increase of $73.7 million, or 210.2%, from $35.1 million in the comparable period of 2005, primarily due to $74.4 million of increased outsourcing costs and increased contract labor costs attributable to Lionbridge’s acquisition of BGS and as required to support the growth in related revenue. These increases were partially offset by to lower costs for translation services, mainly due to the benefit realized from the deployment and use of Logoport, Lionbridge’s language management technology platform, and the cost saving benefits of certain merger restructuring and cost reduction actions initiated in 2005.

For the six months ended June 30, 2006 cost of revenue in the Company’s GDT business decreased to 61.2% as compared to 62.4 % for the corresponding period of the prior year. This decrease reflects the favorable impact of cost savings resulting from continuing restructuring activities, partially offset by certain transition costs incurred as the Company shifts service production to its offshore delivery centers in India and China. For the six months ended June 30, 2006 GDT cost of revenue increased $875,000 or 5.0% to $18.3 million as compared to $17.4 million for the corresponding period of the prior year. This increase was primarily in support of a $2.0 million increase in revenue year-over-year, the factors noted above, and work mix and scope variations in services provided as compared to the prior year.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation/CRM system expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar variance as compared to the prior year period and as a percentage of revenue for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total sales and marketing expenses	$7,163,000	$4,134,000	$15,189,000	$7,999,000
Increase from prior year	3,029,000		7,190,000
Percentage of revenue	6.5%	10.0%	7.2%	10.0%

For the quarter ended June 30, 2006, sales and marketing expenses increased $3.0 million to $7.2 million from $4.1 million in the corresponding quarter of 2005. This increase is primarily due to expense attributable to Lionbridge’s acquisition of BGS, the result of higher employee-related expenses and travel costs in the sales organization to support the increase in revenue. As part of the integration and merger, sales and marketing departments were combined and restructured. Additionally new employees and compensation plans have been added. These employees sell and place work in all locations, as a result, the exact increase in cost attributable to the BGS acquisition is indeterminable. For the six months ended June 30, 2006, sales and marketing expenses increased $7.2 million to $15.2 million from $8.0 million in the corresponding period of 2005. This increase is primarily due to expense attributable to Lionbridge’s acquisition of BGS, the result of higher employee-related expenses and travel costs in the sales organization to support the increase in revenue, including a major upgrade and deployment of a sales force automation and customer relationship management system and training expenses.

As a percentage of revenue, sales and marketing expenses decreased to 6.5% in the quarter ended June 30, 2006 from 10.0% in the corresponding period in 2005, reflecting the benefit of the merged and restructured sales and marketing organization, and the increased revenue levels from period to period.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar variance as compared to the prior year period and as a percentage of revenue for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total general and administrative expenses	$18,296,000	$8,317,000	$36,782,000	$16,292,000
Increase from prior year	9,979,000		20,490,000
Percentage of revenue	16.5%	20.1%	17.5%	20.3%

General and administrative expenses increased $10.0 million, or 120.0%, to $18.3 million for the quarter ended June 30, 2006 as compared to $8.3 million for the quarter ended June 30, 2005. This increase is primarily due to the expenses attributable to Lionbridge’s integration of BGS, with the remainder of the increase resulting from higher employee costs, professional fees and certain other costs incurred in connection with the acquisition of BGS, as compared to the corresponding period of the prior year. As part of the integration, merger and restructuring, the responsibilities of many general and administrative employees were changed, certain employees were terminated and others hired. Additionally, certain facilities were combined and operating expenses adjusted in order to accommodate the combined Company as compared to two separate entities. These employees, facilities and expenses support the combined Company’s operations and, as a result, the exact increase in cost attributable to the BGS acquisition is indeterminable. For the six months ended June 30, 2006 general and administrative expenses increased $20.5 million, or 125.8% to $36.8 million as compared to $16.3 million for the six months ended June 30, 2005, for the reasons noted above.

Additionally, general and administrative expense includes approximately $600,000 and $1.1 million of additional stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006 for the three and six months ended June 30, 2006, respectively, as compared to the corresponding periods of the prior year.

As a percentage of revenue, general and administrative expenses decreased to 16.5% for the quarter ended June 30, 2006 as compared to 20.1%, for the same period of the prior year, and decreased to 17.5% for the six months ended June 30, 2006 as compared to 20.3%, for the six months ended June 30, 2005 due primarily to the items noted above, as well as the impact of the increase in revenue from period to period.

Research and Development. Research and development expenses relate primarily to the Company’s Logoport and Freeway™ technologies used in the globalization process and the research and development of a globalization management system. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar variance as compared to the prior year and as a percentage of revenue for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total research and development expense	$741,000	$239,000	$1,484,000	$383,000
Increase from prior year	502,000		1,101,000
Percentage of revenue	0.7%	0.6%	0.7%	0.5%

Research and development expense increased 210.0% to $741,000 for the quarter ended June 30, 2006 as compared to $239,000 for the quarter ended June 30, 2005. This increase is primarily attributable to research and development costs incurred in development of a web-based hosted language management technology platform and, to a lesser degree, attributable to additional research and development activities acquired from BGS.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar variance as compared to the prior year and as a percentage of revenue for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total depreciation and amortization expense	$1,413,000	$569,000	$2,905,000	$1,228,000
Increase from prior year	844,000		1,677,000
Percentage of revenue	1.3%	1.4%	1.4%	1.5%

Depreciation and amortization expense increased 148.3% to $1.4 million for the quarter ended June 30, 2006 as compared to $569,000 for the quarter ended June 30, 2005. For the six months ended June 30, 2006, depreciation and amortization expense increased 136.6% to $2.9 million from $1.3 million for the six months ended June 30, 2005. The increases for the three and six month periods ended June 30, 2006 are primarily the result of $976,000 and $1.9 million, respectively, of incremental depreciation and amortization expense attributable to Lionbridge’s acquisition of BGS partially offset by lower depreciation expense due to the culmination of depreciable lives of certain assets acquired in prior years.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three and six months ended June 30, 2006 of $2.2 million and $4.4 million, respectively, and for the three and six months ended June 30, 2005 of $9,000 and $18,000, respectively, relates solely to the amortization of identifiable intangible assets. The increase is the result of the amortization of acquisition-related intangible assets attributable to the acquisition of BGS.

Interest Expense. Interest expense represents interest paid or payable on debt, the amortization of deferred financing costs and the accretion of discounts on debt. Interest expense of $2.3 million for the quarter ended June 30, 2006 and $4.4 million for the six months ended June 30, 2006 primarily represents interest paid or payable on debt and the amortization of deferred financing costs on the original $100.0 million term facility entered into by the Company in the third quarter of 2005 to fund a portion of the purchase price for its acquisition of BGS. There was no outstanding debt as of June 30, 2005.

Other Expense, Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $785,000 in other expense, net in the quarter ended June 30, 2006, as compared to $160,000 in other expense, net in the corresponding quarter of the prior year. The other expense, net of $785,000 recorded in the three months ended June 30, 2006 includes $193,000 in unrealized foreign currency losses related to currency derivative instruments outstanding in the contract amount of $22.4 million at June 30, 2006. For the six months ended June 30, 2006, other expense, net increased to $1.1 million from $222,000 in the six months ended June 30, 2005. These increases were primarily attributable to the larger (due to the BGS acquisition) net position of U.S. dollar, Euro, and Yen and denominated assets and liabilities, combined with the net variance of the Euro, Yen and other currencies against the U.S. dollar in the three and six month periods ended June 30, 2006, as compared to the net position and variance during the corresponding periods of the prior year, as well as the impact of the losses recorded for derivative instruments as noted above.

Provision for Income Taxes. The following table shows the provision for income taxes expense in dollars, the dollar variance as compared to the prior year and as a percentage of revenue for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total provision for income taxes	$2,131,000	$212,000	$3,431,000	$227,000
Increase from prior year	1,919,000		3,204,000
Percentage of revenue	1.9%	0.5%	1.6%	0.3%

The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions and the increase in deferred tax liabilities related to the tax deductible goodwill from the BGS acquisition. The tax provision increased $1.9 million to $2.1 million for the quarter ended June 30, 2006 from $212,000 in the corresponding quarter of the prior year. For the six months ended June 30, 2006, the provision for income taxes increased to $3.4 million from $227,000 in the six months ended June 30, 2005. These increases are primarily attributable to the inclusion of the BGS operations in the three and six months ended June 30, 2006 as compared to the corresponding periods of the prior year. Additionally, the combination of a mix of countries that profits were earned in the three and six month periods ended June 30, 2005 and the tax rates in those countries resulted in minimal taxes for those periods.

Liquidity and Capital Resources

On September 1, 2005, Lionbridge replaced its revolving credit facility originally entered into in December 2004 with a credit facility with Wachovia Bank, National Association and Wachovia Capital Markets, LLC (“Credit Agreement”). Under the Credit Agreement, Lionbridge is able to borrow up to $125.0 million governed by certain financial covenants. Borrowings outstanding under the Credit Agreement are collateralized by the domestic assets of the Company and its U.S. subsidiaries and stock of certain foreign subsidiaries. The Credit Agreement is further divided into two sub-facilities, a Term Loan Facility (“Term Loan”) and a Revolving Loan Facility (“Revolver”). The Term Loan and Revolver bear interest at prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants.

The Term Loan had an aggregate outstanding principal amount of $88.0 million and an interest rate of 8.9% as of June 30, 2006 and has a maturity date of June 30, 2011. The principal amount of the Term Loan is payable in installments. The total Term Loan principal payments by fiscal period are as follows:

Year ending December 31,
2006	$443,508
2007	887,016
2008	887,016
2009	887,016
2010	21,731,893
Thereafter	63,199,892

$88,036,341

Additional contingent principal payments on the Term Loan and Revolver are also due based on a percentage of the annual cash flows (as defined in the agreement) generated by the Company. These mandatory principal payments are payable within 90-days of the Company’s year-end. The percentage due is governed by certain financial covenants. Lionbridge must maintain a certain leverage ratio at each reporting date as defined in the financial covenants of the Wachovia Facility. There are no mandatory principal payments due under these covenants at June 30, 2006. Lionbridge has an interest payment of $671,000 due on July 31, 2006. Future interest payments will be determined based on the interest rate and term elected by the Company. The proceeds from the Term Loan were used exclusively to fund the purchase of BGS, and were paid to Bowne and Co., Inc.

The Revolver had no outstanding borrowings as of June 30, 2006 and has a maturity date of September 1, 2010. At June 30, 2006, Lionbridge’s borrowing capacity was $13.0 million and the Company would have elected an interest rate of 8.9% based on a 1-month LIBOR loan as of June 30, 2006 under the Revolver. Interest is payable in arrears to a maximum of three-month increments depending on the terms under which the Revolver loans are made.

The following table shows cash and cash equivalents and working capital at June 30, 2006 and at December 31, 2005:

	June 30, 2006	December 31, 2005
Cash and cash equivalents	$28,784,000	$25,147,000
Working capital	65,689,000	57,182,000

Lionbridge’s working capital increased $8.5 million to $65.7 million at June 30, 2006 as compared to $57.2 million at December 31, 2005. The increase was driven by the growth of the business during the six months ended June 30, 2006. As of June 30, 2006, cash and cash equivalents totaled $28.8 million, an increase of $3.6 million from $25.1 million at December 31, 2005, primarily due to the $7.7 million net cash provided by operating activities of the business, during the six months ended June 30, 2006. Accounts receivable and work in process totaled $105.9 million, an increase of $12.1 million as compared to $93.8 million at December 31, 2005. Other current assets increased slightly to $8.0 million as compared to $7.4 million at December 31, 2005. Current liabilities totaled $77.0 million at June 30, 2006, an increase of $7.8 million as compared to $69.2 million at December 31, 2005.

The following table shows the net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the six months ended June 30, 2006 and 2005, respectively:

	Six Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$7,697,000	$649,000
Net cash used in investing activities	(585,000)	(14,122,000)
Net cash provided by (used in) financing activities	(3,917,000)	333,000

Net cash provided by operating activities was $7.7 million for the six months ended June 30, 2006, as compared to $649,000 for the corresponding period of the prior year. The $7.7 million cash provided by operating activities was due to the net income of $2.0 million (inclusive of $11.0 million in depreciation, amortization, stock based compensation and other non-cash expenses), a $3.7 million increase in accounts payable and accrued expenses, and a $284,000 increase in deferred revenue, partially offset by a $9.3 million increase in accounts receivable, work-in-process and other operating assets.

In the six months ended June 30, 2005, net cash provided by operating activities was $649,000. The primary source of cash in the six months ended June 30, 2005 was the growth and profitability of the business, including net income of $1.2 million (inclusive of $2.2 million in depreciation, amortization and other non-cash expenses), and a net $4.0 million increase in accounts payable and accrued expenses and a $550,000 increase in deferred revenue, partially offset by other changes including a $4.8 million increase in accounts receivable, a $2.5 million increase in work-in-process and other operating assets.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the change in revenue, as previously noted, and the impact of the BGS acquisition. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities decreased $13.5 million to $585,000 for the six months ended June 30, 2006, from $14.1 million for the corresponding period of the prior year. The primary investing activity in the six months ended June 30, 2006 was $2.0 million, for the purchase of property and equipment. Net cash provided by investing activities in the six-month period ended June 30, 2006 included a purchase price reimbursement from Bowne of $1.4 million. In the six months ended June 30, 2005 net cash used in investing activities was $14.1 million. The primary investing activities in the six-month period ended June 30, 2005 were the purchase of $60.8 million of short-term investments, $837,000 for the acquisition of Logoport and $1.5 million for the purchase of property and equipment. Net cash provided by investing activities in the six-month period ended June 30, 2005 came from the sale of $49.0 million of short-term investments

Net cash used in financing activities was $3.9 million an increase of $4.3 million in the six months ended June 30, 2006 as compared to $333,000 net cash provided by financing activities for the corresponding period of 2005. Cash provided by financing activities consisted of $8.0 million in proceeds from the issuance of short term debt and $859,000 of proceeds from the issuance of common stock under option plans. Cash used for financing activities included $8.0 million of payments of short term debt, $4.7 million of payments of long-term debt and $50,000 for payments of capital lease obligations, in the six month period ended June 30, 2006. In the six months ended June 30, 2005, net cash provided by financing activities was $333,000. Net cash provided by financing activities for the six-month period ended June 30, 2005 consisted of the proceeds from the issuance of common stock under option and employee stock purchase plans, partially offset by the payments of capital lease obligations.

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

Contractual Obligations

As of June 30, 2006, there are no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Lionbridge conducts its business globally and its earnings and cash flows are exposed to market risk from changes in interest rates and currency exchange rates. Lionbridge does not currently manage its risk to changes in interest rates. The Company addresses its risk to foreign currency exchange fluctuation through a risk management program that includes the use of derivative financial instruments. Lionbridge operates that program pursuant to documented corporate risk management policies. Lionbridge does not enter into any derivative transactions for speculative purposes. Gains and losses on derivative financial instruments partially offset gains and losses on underlying hedged exposures and were immaterial for all periods presented.

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its term loan facility and revolving loan facility which bear interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of June 30, 2006, $88.0 million was outstanding under the term loan facility and there was no outstanding balance on the revolving loan facility. A hypothetical 10% increase or decrease in interest rates would have a $779,000 impact on the Company’s interest expense based on the $88.0 million outstanding on the term loan at June 30, 2006 with an interest rate of 8.9%. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of investments in high quality commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 62% and 44% of its costs and expenses for the six-month periods ended June 30, 2006 and 2005, respectively, were denominated in foreign currencies. In addition, 22% and 18% of the Company’s assets were subject to foreign currency exchange fluctuations as of June 30, 2006 and December 31, 2005, respectively, while 18% and 23% of its liabilities were subject to foreign currency exchange fluctuations as of June 30, 2006 and December 31, 2005, respectively. The principal foreign currencies applicable to our business are the Euro, the Yen and the Indian Rupee. In addition, Lionbridge has assets and liabilities denominated in U.S. dollars in foreign countries. As a result, Lionbridge is exposed to foreign currency exchange fluctuations. The Company manages its risk to changes in foreign currency exchange rates through a risk management program that includes the use of derivative financial instruments. The Company had currency derivative instruments outstanding in the contract amount of $22.4 million at June 30, 2006 and recorded $193,000 of other liabilities to recognize the fair value of these derivative instruments. A 10% appreciation or depreciation in the U.S. dollar’s value relative to the hedge currencies would increase or decrease the derivative instruments’ fair value by $2.2 million at June 30, 2006. Any increase or decrease in the fair value of the Company’s currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset or liability. There were no derivative instruments outstanding at December 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2006.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The California Employment Development Department is investigating the classification by Lionbridge Global Solutions II, Inc. of certain of its interpreters as independent contractors for the period from October 1, 2001 through December 31, 2004. On January 28, 2005, the Employment Development Department issued a “Notice of Assessment” determining such interpreters to be common law employees and assessing personal income taxes in the amount of $20,824 and state disability insurance taxes in the amount of $8,213 for the fourth quarter of 2001. The maximum estimated exposure for open quarters through June 30, 2006 is $1.7 million. Of this amount, Bowne & Co., Inc., under the terms of the Agreement and Plan of Merger between it and the Company dated as of June 27, 2005, is obligated to indemnify the Company for such taxes and penalties incurred for periods on or prior to September 1, 2005, which are estimated to be $1.4 million. On February 14, 2005, Lionbridge Global Solutions II, Inc. appealed for reassessment to the Office of the Chief Administrative Law Judge of the California Unemployment Insurance Appeals Board. The Company has estimated its exposure for the period commencing on September 1, 2005 through June 30, 2006 at approximately $235,000. The Company has appealed the decision before the California Appeals Board and is awaiting notification of a hearing date. While Lionbridge cannot guarantee the outcome of these proceedings, it believes that a final determination will have no material effect on its consolidated financial condition, results of operations, or cash flows.

Item 1A. Risk Factors

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 16, 2006 (SEC File No. 000-26933) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. In addition to those statements set forth in Lionbridge’s Form 10-K and its Quarterly Report on Form 10-Q filed on May 10, 2006, Lionbridge sets forth the following additional risks and uncertainties related to its business.

Changes in, or interpretations of, tax rules and regulations may adversely affect Lionbridge’s effective tax rates.

Lionbridge is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Lionbridge is subject to the continual examination by tax authorities in certain jurisdictions and the Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although Lionbridge believes its tax estimates are reasonable, the final determination of tax audits could be materially different than what is reflected in historical income tax provisions and accruals, and could result in a material effect on the Company’s income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. If additional taxes are assessed, the possibility exists for an adverse impact on Lionbridge’s financial results.

In addition, unanticipated changes in Lionbridge’s tax rates could affect its future results of operations. Lionbridge’s future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation in tax laws, by unanticipated decreases in the amount of revenues in countries with low statutory tax rates, or by changes in the valuation of the Company’s deferred tax assets or liabilities.

Changes in accounting policies may affect Lionbridge’s reported earnings and operating income.

Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, including revenue recognition are highly complex and involve subjective judgments. Changes in these rules, their interpretation, or their application relative to changes in the Company’s services or business could significantly change Lionbridge’s reported earnings and could add significant volatility to these measures, without a comparable underlying change in cash flow from operations. Lionbridge’s application of applicable accounting guidance involves interpretation and judgment, and may, as a result, delay the timing of revenue recognition or accelerate the costs associated with deferred revenue.

Lionbridge may not realize the anticipated benefits of past or future acquisitions and integration of these acquisitions may disrupt the Company’s business and management.

Lionbridge has made significant acquisitions in the past and expects to continue to make acquisitions as part of our long-term business strategy. Most recently, Lionbridge completed the acquisition of Bowne Global Solutions in September 2005. Lionbridge may not realize the anticipated benefits of this or any other acquisition, or Lionbridge may not realize the anticipated benefits as quickly as originally anticipated. In particular, the process of integrating acquired companies into the Company’s existing business may result in unforeseen difficulties and delays. These risks include:

•	Difficulty in integrating the operations and personnel of the acquired company;

•	Difficulty in maintaining controls, procedures and policies during the transition and integration;

•	Disruption of Lionbridge’s ongoing business and distraction of Lionbridge’s management and employees from other opportunities and challenges due to integration issues;

•	Difficulty in integrating the acquired company’s accounting, financial reporting systems, human resources and other administrative systems;

•	Delays or difficulty to achieve the financial and strategic goals for the acquired and combined businesses on the original timetable;

•	Incurring acquisition-related costs or amortization costs of acquired intangible assets that could impact Lionbridge’s operating results

•	Potential inability to assert that internal controls over financial reporting are effective.

Mergers and acquisitions are inherently risky and if Lionbridge does not complete the integration of acquired businesses successfully and in a timely manner, the Company may not realize the anticipated benefits of the acquisitions to the extent anticipated, or as rapidly as anticipated, which could adversely affect Lionbridge’s business, financial condition or results of operations.

Lionbridge may experience foreign currency gains and losses.

While Lionbridge hedges a portion of its international currency exposure, significant fluctuations in exchange rates between the U.S, dollar and foreign currencies may adversely affect the Company’s future net revenues. Lionbridge’s operating results are subject to fluctuations in foreign currency exchange rates. Lionbridge attempts to mitigate the impact of these fluctuations through foreign currency hedging, based on management’s judgment of the appropriate trade-offs among risk, opportunity and expense. Lionbridge has recently established a hedging program to partially hedge its exposure to foreign currency exchange rate fluctuations, primarily with respect to the Euro. Management regularly reviews the hedging program and will make adjustments as necessary based on the judgment factors discussed above. Lionbridge’s hedging activities may not prove favorable or effective against a portion of the adverse impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect the Company’s financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2006, the Company purchased 1,190 restricted shares from certain employees, to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
June 1, 2006 – June 30, 2006	1,190	$6.78

In addition, upon the termination of employees during the quarter ended June 30, 2006, 2,991 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended June 30, 2006:

Period	Total Number of Shares Forfeited
April 1, 2006 – April 30, 2006	125
June 1, 2006 – June 30, 2006	2,866

2,991

Item 4. Submission of Matters to a Vote of Security Holders

On May 15, 2006, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected two members Jeffrey Goodman and Claude Sheer to the Board of Directors, each to serve for a three-year term as a Class II Director. 52,008,539 votes were cast for Mr. Sheer; 616,463 votes were cast to withhold authority for Mr. Sheer. 36,570,259 votes were cast for Mr. Goodman; 16,054,743 votes were cast to withhold authority for Mr. Goodman. The other directors of the Company whose terms continued after the 2006 Annual Meeting were Rory J. Cowan, Edward A. Blechschmidt, Guy L. de Chazal and Paul Kavanagh.

Item 6. Exhibits

(a) Exhibits.

10.1	Sublease dated as of June 30, 2006 between and 24/7Real Media Inc. and Lionbridge Global Solutions II, Inc.

10.2	Lease dated as of June 1, 2006 between Shanghai WASETA International Trading Co., Ltd. and Lionbridge Beijing Technologies, Inc.

31.1	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/s/ STEPHEN J. LIFSHATZ
Stephen J. Lifshatz
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: August 9, 2006

Exhibit Index

Exhibit Number	Description
10.1	Sublease dated as of June 30, 2006 between and 24/7Real Media Inc. and Lionbridge Global Solutions II, Inc.

10.2	Lease dated as of June 1, 2006 between Shanghai WASETA International Trading Co., Ltd. and Lionbridge Beijing Technologies, Inc.

31.1	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.