Form 10-Q
period 2006-09-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2006-11-09
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2006 was 60,008,018.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,877	$25,147
Accounts receivable, net of allowance of $726 at September 30, 2006 and December 31, 2005	66,743	68,017
Work in process	36,035	25,759
Other current assets	8,755	7,446

Total current assets	133,410	126,369
Property and equipment, net	13,178	14,002
Goodwill	130,949	130,982
Other intangible assets, net	39,061	45,590
Other assets	3,286	3,034

Total assets	$319,884	$319,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt, net of discount of $397 and $412 at September 30, 2006 and December 31, 2005, respectively	$959	$1,195
Accounts payable	19,622	14,809
Accrued compensation and benefits	17,452	17,969
Accrued outsourcing	11,798	9,052
Accrued merger and restructuring	1,841	3,007
Accrued expenses and other current liabilities	15,414	14,578
Deferred revenue	5,750	8,577

Total current liabilities	72,836	69,187

Long-term debt, less current portion and net of discount of $1,398 and $1,746 at September 30, 2006 and December 31, 2005, respectively	76,523	90,268
Deferred income taxes, long-term	8,076	7,420
Other long-term liabilities	3,489	3,367
Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 60,006,471 and 59,266,985 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	600	593
Additional paid-in capital	255,160	254,405
Accumulated deficit	(101,740)	(102,802)
Deferred compensation	—	(4,157)
Accumulated other comprehensive income	4,940	1,696

Total stockholders’ equity	158,960	149,735

Total liabilities and stockholders’ equity	$319,884	$319,977

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$107,964	$58,417	$317,612	$138,575
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	72,445	38,211	209,219	90,718
Sales and marketing	7,274	5,136	22,463	13,135
General and administrative	18,882	11,728	55,664	28,020
Research and development	689	449	2,173	832
Depreciation and amortization	1,323	916	4,228	2,144
Amortization of acquisition-related intangible assets	2,177	630	6,529	648
Merger, restructuring and other charges	2,055	1,879	3,466	2,328

Total operating expenses	104,845	58,949	303,742	137,825

Income (loss) from operations	3,119	(532)	13,870	750

Interest expense:
Interest on outstanding debt	1,984	629	5,890	629
Amortization of deferred financing costs and discount on debt	257	64	717	64
Interest income	146	147	332	483
Other expense, net	1,091	246	2,236	468

Income (loss) before income taxes	(67)	(1,324)	5,359	72
Provision for income taxes	866	1,120	4,297	1,347

Net income (loss)	$(933)	$(2,444)	$1,062	$(1,275)

Net income (loss) per share of common stock:
Basic	$(0.02)	$(0.05)	$0.02	$(0.03)
Diluted	$(0.02)	$(0.05)	$0.02	$(0.03)
Weighted average number of common shares outstanding:
Basic	59,062	50,362	58,931	48,135
Diluted	59,062	50,362	60,784	48,135

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,062	$(1,275)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	4,347	1,150
Amortization of deferred financing charges and discount on debt	717	64
Depreciation and amortization	4,228	2,144
Amortization of acquisition-related intangible assets	6,529	648
Non-cash merger, restructuring and other charges	—	35
Provision for doubtful accounts	—	156
Deferred income taxes	586	—
Other	65	38
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,087	(8,188)
Work in process	(9,249)	(156)
Other current assets	(1,078)	(1,620)
Other assets	222	(999)
Accounts payable	4,961	5,675
Accrued compensation and benefits	3,386	957
Accrued outsourcing	2,266	820
Accrued merger and restructuring	(785)	195
Accrued expenses and other liabilities	(8,619)	2,647
Deferred revenue	(3,078)	1,235

Net cash provided by operating activities	9,647	3,526

Cash flows from investing activities:
Purchases of property and equipment	(2,862)	(2,364)
Proceeds from sale of property and equipment	11	—
Payments for businesses acquired	—	(121,337)
Purchase price adjustment for businesses acquired	2,515	—
Purchases of short-term investments	—	(77,300)
Sales of short-term investments	—	81,300

Net cash used in investing activities	(336)	(119,701)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	9,500	2,500
Payments of short-term debt	(9,500)	(2,500)
Proceeds from issuance of long-term debt	—	97,728
Payments of long-term debt	(14,252)	—
Proceeds from issuance of common stock under option and employee stock purchase plans	1,130	1,708
Payments of capital lease obligations	(79)	(176)

Net cash provided by (used in) financing activities	(13,201)	99,260

Net decrease in cash and cash equivalents	(3,890)	(16,915)
Effects of exchange rate changes on cash and cash equivalents	620	(1,092)
Cash and cash equivalents at beginning of period	25,147	38,564

Cash and cash equivalents at end of period	$21,877	$20,557

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

2. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Effect of Adoption of SFAS 123R, Share-Based Payment

The Company has stock-based compensation plans for salaried employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock and stock units, and other stock-based awards. The plans are administered by the Nominating and Compensation Committee of the Board of Directors, which consists of non-employee directors.

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

The Company recognized expense for restricted stock grants under the previous guidance, thus the impact from adopting SFAS 123R pertains to its requirement to expense the value of stock option and market-based awards. In the three and nine months ended September 30, 2006, the Company expensed $994,000 and $2.6 million, respectively, for stock options and market-based awards, classified in the statement of operations line items as follows:

	For the Three and Nine Months Ended September 30, 2006
Cost of revenue	$33,000	$83,000
Sales and marketing	198,000	569,000
General and administrative	749,000	1,865,000
Research and development	14,000	36,000

Total stock-based compensation expense related to stock options and market-based awards	$994,000	$2,553,000

The impact of recording stock-based compensation related to stock options was a reduction in basic and diluted earnings per share during the three and nine month periods ended September 30, 2006 of $0.02 and $0.04, respectively. The Company has reclassified $331,000 and $1.2 million of stock-based compensation recognized under APB 25 in the three and nine month periods ended September 30, 2005, respectively, from the previously reported “stock-based compensation” line item into the operating expense line items to conform to the current period presentation. The adoption of SFAS 123R had no impact on cash flows from operating or financing activities.

Valuation Assumptions for Stock Options

During the three-month periods ended September 30, 2006 and 2005, 330,500 and 160,000 stock options were granted, respectively. During the nine-month periods ended September 30, 2006 and 2005, 1,268,500 and 904,000 stock options were granted, respectively. During the three-month period ended September 30, 2006, 8,206 shares were purchased under the employee stock purchase plan. During the nine-month periods ended September 30, 2006 and 2005, 8,206 and 33,601 shares were purchased under the employee stock purchase plan, respectively. The fair value of each option (excluding market-based awards discussed below) was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	5.02%	4.09%	4.36 to 5.02%	3.41 to 4.09%
Expected volatility	50.8%	84.0%	50.8%	84.0%
Expected life (years)	3.3	4.0	3.3	4.0
Dividend yield	0%	0%	0%	0%

Expected volatilities are based on historical volatilities of Lionbridge’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. In accordance with the Securities and Exchange Staff Accounting Bulletin (“SAB”) 107, the Company estimated the expected volatility of its stock options, taking into account a combination of both historical and implied volatility. The expected volatility was determined by averaging the historical volatilities of its common stock since August 2003, the date of the Company’s follow-on offering, which resulted in a material change to the Company’s shareholder base as well as a change in behavior of the Company’s stock in the marketplace with our implied volatility rate, based on the volatility of Lionbridge’s traded options with terms exceeding six months. This analysis resulted in an expected volatility of 50.8%.

On September 19, 2006, Lionbridge issued 300,000 stock option grants with a fair market value of $849,000 to its Chief Executive Officer. These stock option awards are subject to the following market-based vesting criteria: 33% of the market-based award vests on the date that the Company’s average closing stock price in a consecutive thirty calendar day period is greater than or equal to $10.00; an additional 33% of the market-based award vests on the date that the Company’s average closing stock price in a consecutive thirty calendar day period is greater than or equal to $13.50; and the remaining 34% of the market-based award vests on the date the Company’s average closing stock price in a consecutive thirty calendar day period is greater than or equal to $17.00. The Company uses the lattice model to value market condition awards. As noted above, the Company estimated the expected volatility of its stock options, taking into account a combination of both historical and implied volatility. The expected volatility rates with respect to these market-based stock option awards were determined to be 46.2%, 47.5% and 52.0%, respectively, for each of the three derived service periods.

Fair Value Disclosures — Prior to SFAS 123R Adoption

The following table provides supplemental information for the three and nine-month periods ended September 30, 2005 as if stock-based compensation expense had been computed under SFAS 123:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(2,444,000)	$(1,275,000)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	331,000	1,150,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,171,000)	(3,586,000)

Pro forma net loss	$(3,284,000)	$(3,711,000)

Net loss per share:
Basic, as reported	$(0.05)	$(0.03)
Basic, pro forma	$(0.07)	$(0.08)
Net loss per share:
Diluted, as reported	$(0.05)	$(0.03)
Diluted, pro forma	$(0.07)	$(0.08)

Stock Option Plans

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The maximum number of shares of common stock available for issuance under the 2005 Plan is 4,000,000 shares. At September 30, 2006, there were 2,234,800 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period.

Lionbridge’s 1998 Stock Option Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares. At

September 30, 2006 there were 1,161,824 options available for future grant under the Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the Plan. Under the terms of the Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

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

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2006:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2005	5,278,224	$5.38
Granted	1,268,500	$7.20
Exercised	(401,079)	$2.68		$1,878
Canceled (forfeited and expired)	(447,708)	$7.42

Outstanding as of September 30, 2006	5,697,937	$5.81	5.8	$13,266
Exercisable as of September 30, 2006	3,379,736	$4.98	5.4	$11,139

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $7.63 as of September 30, 2006, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of in-the-money options outstanding as of September 30, 2006 was 4,230,150. The total number of in-the-money options exercisable as of September 30, 2006 was 2,365,684.

The weighted average grant date fair value of options, as determined under SFAS 123R and SFAS 123, granted during the nine months ended September 30, 2006 and 2005 was $2.88 and $3.66 per share respectively. The total intrinsic value of options exercised during the nine month periods ended September 30, 2006 and 2005 was approximately $1.9 million and $3.7 million, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended September 30, 2006 and 2005 was approximately $1.1 million and $1.7 million, respectively.

As of September 30, 2006, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $6.9 million and will be recognized over an estimated weighted average period of approximately 1.3 years. The total fair value of shares vested during the nine month period ended September 30, 2006 was $5.7 million.

The Company settles employee stock option exercises with newly issued shares of common stock.

Lionbridge currently expects to amortize the following amounts of stock-based compensation related to stock options existing as of September 30, 2006 in the years ending:

Year ending December 31,
2006	$964,000
2007	3,404,000
2008	1,645,000
2009	789,000
2010	81,000

$6,883,000

Employee Stock Purchase Plan

Lionbridge’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The Purchase Plan allowed for the issuance of 1,000,000 shares of Lionbridge’s common stock to eligible employees. Under the Purchase Plan, Lionbridge was authorized to make a series of offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. Prior to January 1, 2006, the per-share purchase price at the end of each offering was equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever was lower and effective January 1, 2006, the per-share purchase price at the end of each offering was equal to 95% of the fair market value of the common stock at the end of the offering period (as defined by the Purchase Plan). There was no compensation expense in connection with the plan for the nine months ended September 30, 2006. During the nine months periods ended September 30, 2006 and 2005, 8,206 and 33,601 shares were purchased under the employee stock purchase plan, respectively. Upon completion of the purchase period ended August 31, 2006, the Purchase Plan was terminated.

Restricted Stock Awards

On January 26, 2006, Lionbridge issued 14,000 shares of restricted common stock and 12,000 restricted stock units with a fair market value of $109,000. On February 15, 2006, Lionbridge issued 221,200 shares of restricted common stock and 105,500 restricted stock units with a fair market value of $1.6 million. On May 4, 2006, Lionbridge issued 9,000 restricted stock units with a fair value of $76,000. On July 27, 2006, Lionbridge issued 8,000 shares of restricted common stock with a fair market value of $45,000. Restrictions on disposition lapse over four years from the date of grant on each anniversary date.

On September 19, 2006, Lionbridge issued 200,000 shares of restricted common stock with a fair market value of $1.2 million to its Chief Executive Officer. This restricted stock award is subject to the following market-based vesting criteria: 33% of the market-based award vests on the date that the Company’s average closing stock price in a consecutive thirty calendar day period is greater than or equal to $10.00; an additional 33% of the market-based award vests on the date that the Company’s average closing stock price in a consecutive thirty calendar day period is greater than or equal to $13.50; and the remaining 34% of the market-based award vests on the date the Company’s average closing stock price in a consecutive thirty calendar day period is greater than or equal to $17.00. The Company uses the lattice model to value market condition awards. For awards with market conditions with a cliff vesting feature, as described above, the Company recognizes stock based compensation on a straight line basis over the requisite service period.

Total compensation expense related to all restricted stock awards was $602,000 and $331,000 for the three-month periods ended September 30, 2006 and 2005, respectively and $1.8 million and $1.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The weighted average grant date fair value of restricted stock awards granted during the nine months ended September 30, 2006 was $7.10.

The following table summarizes non-vested restricted stock awards activity for the nine months ended September 30, 2006:

Non-vested Number of Restricted Share Awards
Non-vested balance at December 31, 2005	824,928
Granted at fair market value	569,700
Vested	(131,679)
Forfeited	(98,335)

Non-vested balance at September 30, 2006	1,164,614

Lionbridge currently expects to amortize $5,886,000 of unamortized compensation in connection with restricted stock awards existing as of September 30, 2006.

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

Additionally, in connection with the acquisition of BGS, Lionbridge recorded $48.3 million of amortizable intangible assets, including customer contracts, technology and customer relationships. The estimated useful life of acquired customer contracts ranges from 3.3 to 5.3 years and is being amortized on a straight-line basis. The estimated useful life of acquired technology ranges from 1 to 4 years and is being amortized on a straight-line basis. The estimated useful life of acquired customer relationships is 12 years and is being amortized using the economic consumption method to reflect diminishing cash flows from these relationships in the future. In determining the fair value of the acquired customer relationships, Lionbridge used a discounted cash flow model based upon the estimated future income streams associated with the customer relationships considering their estimated remaining period of benefit. As part of this model, Lionbridge relied on historical attrition rates combined with a premium factor related to the inherent risk of attrition in the newly acquired BGS customer base.

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

At December 31, 2005, the Company reported goodwill of $96.1 million resulting from the preliminary purchase price allocation. During the nine months ended September 30, 2006, the Company reversed certain estimates recorded as part of the fair value purchase accounting. The acquired incentive compensation reserve was reduced by $520,000 and deferred tax assets were reduced by $247,000. In addition, the Company received a $2.5 million purchase price reimbursement from Bowne for pre-acquisition tax liabilities and recorded a $164,000 tax receivable for recovery of pre-acquisition value added taxes. These purchase accounting adjustments resulted in a net decrease in goodwill of $3.0 million.

Additionally, the Company continued to exit certain activities of BGS as a part of the merger plan, resulting in charges of $2.7 million for severance, $262,000 for costs on vacated facilities and $28,000 for professional fees related to valuation services. These additional liabilities are included in the purchase price allocation, and combined with the adjustments above, decreased goodwill by $91,000 to $96.0 million at September 30, 2006.

The goodwill of $96.0 million resulting from the purchase price allocation reflects the value of the underlying enterprise, as well as planned synergies that Lionbridge expects to realize as the business is integrated into existing Lionbridge operations. The total $96.0 million of goodwill has been assigned to the Company’s Global Language and Content (“GLC”) segment. Goodwill allocated to domestic operations is expected to be deductible for tax purposes.

At September 30, 2006, management has finalized its plan to exit certain activities of BGS.

Pro Forma Disclosures

The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2005 assume that the acquisition of BGS occurred as of the beginning of each period presented:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Revenue	$99,627	$303,924
Net loss	(4,882)	(13,438)
Basic net loss per share	$(0.09)	$(0.24)
Diluted net loss per share	$(0.09)	$(0.24)

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of that period presented or that may be obtained in the future.

Logoport Software GmbH

On February 1, 2005, Lionbridge acquired all of the capital stock of Logoport Software GmbH (Logoport). Total purchase consideration included a cash payment of $750,000 made at closing and an additional $87,000 of acquisition costs. In addition, the purchase agreement provides for certain contingent payments totaling $550,000 to be made by Lionbridge over a two-year period, dependent on the continued employment of the former owner of Logoport who, as a Lionbridge employee, will continue to develop certain acquired technology for Lionbridge’s internal use. The total purchase price of $837,000 was allocated to acquired technology and is being amortized over a seven-year life. The Company has recorded no goodwill as a result of this acquisition. For the year ended December 31, 2005 and the nine months ended September 30, 2006, according to the terms of the purchase agreement, Lionbridge made contingent payments of $305,000 and $175,000, respectively, which were capitalized as internal use software and are being amortized over a seven-year life. It is anticipated that the future payments will also be capitalized as internal use software and amortized over a seven-year life as such amounts would be considered compensation payable to the former owner for the continued development of the Company’s internal use software.

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

The Term Loan had an aggregate outstanding principal amount of $78.5 million and an interest rate of 8.6% as of September 30, 2006 and has a maturity date of June 30, 2011. The principal amount of the Term Loan is payable in installments. The total Term Loan principal payments by fiscal period are as follows:

Year ending December 31,
2006	$197,732
2007	790,928
2008	790,928
2009	790,928
2010	19,377,746
Thereafter	56,588,079

$78,536,341

Additional contingent principal payments on the Term Loan and Revolver are also due based on a percentage of the annual cash flows (as defined in the agreement) generated by the Company. These mandatory principal payments are payable within 90-days of the Company’s year-end. The percentage due is governed by certain financial covenants. Lionbridge must maintain a certain leverage ratio at each reporting date as defined in the financial covenants of the Credit Agreement. There are no mandatory principal payments due under these covenants at September 30, 2006. Lionbridge has an interest payment of $161,000 due on October 31, 2006. Future interest payments will be determined based on the interest rate and term elected by the Company. The proceeds from the Term Loan were used exclusively to fund the purchase of BGS, and were paid to Bowne and Co., Inc.

The Revolver had no outstanding borrowings as of September 30, 2006 and has a maturity date of September 1, 2010. At September 30, 2006, Lionbridge’s borrowing capacity was $25.0 million and the Company would have elected an interest rate of 8.6% based on a 1-month LIBOR loan as of September 30, 2006 under the Revolver. Interest is payable in arrears to a maximum of three-month increments depending on the terms under which the Revolver loans are made.

5. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net income (loss) and the net change in foreign currency translation adjustment, which is the only component of accumulated other comprehensive income. Total comprehensive loss was $10,000 for the three-month period ended September 30, 2006 and total comprehensive income for the nine-month period ended September 30, 2006 was $4.3 million. Total comprehensive loss was $524,000 and $2.6 million for the three and nine-month periods period ended September 30, 2005, respectively.

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

Shares used in calculating basic and diluted earnings per share for the three and nine-month periods ended September 30, 2006 and 2005, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average number of shares of common stock outstanding — basic	59,062,000	50,362,000	58,931,000	48,135,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	—	—	1,853,000	—

Weighted average number of shares of common stock outstanding — diluted	59,062,000	50,362,000	60,784,000	48,135,000

Options, unvested restricted stock and warrants to purchase 6,567,000 and 4,799,000 shares of common stock for the three-month periods ended September 30, 2006 and 2005, respectively, and 3,021,000 and 4,749,000 for the nine-month periods ended September 30, 2006 and 2005, respectively, were not included in the calculation of diluted net loss per share, as their effect would be anti-dilutive.

7. MERGER, RESTRUCTURING AND OTHER CHARGES

During the nine-month period ended September 30, 2006 Lionbridge recorded $3.5 million of restructuring and other charges. The $3.5 million recorded in the nine-month period ended September 30, 2006 included $1.5 million for workforce reductions in the Netherlands, Ireland, Germany and the U.S. consisting of forty-three technical, four sales and two administrative staff, $301,000 for anticipated losses on vacated facilities, a $25,000 reduction of anticipated costs recorded in a prior period on a vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in SFAS No. 146, “Accounting for Costs associated with Exit or Disposal Activities” and $1.7 million of other charges, principally professional services fees, related to the integration of BGS. Of these charges, $1.2 million related to the Company’s Global Development and Testing (“GDT”) segment, $870,000 related to Global Language and Content (“GLC”) segment and $1.3 million related to Corporate and Other. Of the $5.9 million of cash payments in the nine-month period ended September 30, 2006, $4.5 million and $1.3 million related to the GLC and GDT segments, respectively, and $30,000 related to Corporate and Other.

During the nine-month period ended September 30, 2005, Lionbridge recorded $2.3 million of restructuring and other charges. Of this amount, $1.9 million was recorded in the quarter ended September 30, 2005 and primarily related to the acquisition of BGS. Additionally, $449,000 was recorded in the six months ended June 30, 2005 and related primarily to workforce reductions in France and the U.S. The $2.3 million recorded in the nine-month period ended September 30, 2005 included $171,000 for anticipated losses on vacated facilities, $36,000 for the impairment of long-lived assets, $1.2 million for workforce reductions in Germany, France and the U.S., consisting of fifty technical, twelve administrative and three sales staff recorded pursuant to the guidance in SFAS No. 146 and $945,000 of other charges, principally professional services fees, related to the integration of BGS recorded pursuant to the guidance in emerging Issues Task Force Abstract 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination” (“EITF 95-3”), and related literature. Of these charges, $1.3 million related to the Company’s GLC segment, $77,000 to the GDT segment and $945,000 to Corporate and Other. Of the $1.4 million of cash payments during the nine-month period ended September 30, 2005, $1.0 million and $262,000 related to the GLC and GDT segments, respectively, and $41,000 related to Corporate and Other.

The following table summarizes the accrual activity for the nine months ended September 30, 2006 and 2005, respectively, by initiative:

	2006	2005
Beginning balance, January 1	$4,210,000	$784,000
Employee severance:
Merger and restructuring charges recorded (1)	1,521,000	1,193,000
Reserves recorded on business combinations (2)	2,670,000	664,000
Cash payments related to reserves acquired and recorded on business combinations	(2,630,000)	(316,000)
Cash payments related to reserves recorded on exit or disposal activities	(1,877,000)	(1,078,000)

	(316,000)	463,000

Vacated facility/Lease termination:
Merger and restructuring charges recorded (1)	301,000	171,000
Reserves recorded on business combinations (2)	262,000	1,835,000
Revision of estimated liabilities	(25,000)	—
Cash payments related to reserves acquired and recorded on business combinations	(721,000)	(67,000)
Cash payments related to reserves recorded on exit or disposal activities	(640,000)	(233,000)

	(823,000)	1,706,000

Ending balance, September 30	$3,071,000	$2,953,000

(1)	Charges recorded pursuant to the guidance in SFAS No. 146
(2)	Reserves recorded pursuant to the guidance in Emerging Issues Task Force Abstract 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination” (“EITF 95-3”), and related literature.

At September 30, 2006, the consolidated balance sheet includes accruals totaling $3.1 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.8 million of these will be fully utilized in twelve months. The remaining $1.3 million relates to lease obligations on unused facilities expiring through 2011 and is included in long-term liabilities.

8. INCOME TAXES

The components of the provision for income taxes are as follows for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
Foreign	709,000	900,000	3,711,000	1,127,000

Total current provision	709,000	900,000	3,711,000	1,127,000
Deferred:
Federal	$157,000	$220,000	$586,000	$220,000

Total provision for income taxes	$866,000	$1,120,000	$4,297,000	$1,347,000

The tax provision for the nine-month period ended September 30, 2006 consisted primarily of taxes on income in foreign jurisdictions of Lionbridge and BGS and the increase to deferred tax liabilities related to the tax deductible goodwill from the BGS acquisition. The tax provision includes non-cash tax expense that will be offset by pre-acquisition foreign net operating loss carry forward amounts. The tax benefits from the utilization of pre-acquisition losses do not reduce the foreign element of the tax provision, but instead reduce goodwill. The effective tax rate does not show a benefit from U.S. net operating loss carry forward amounts due to a full valuation reserve against the U.S. deferred tax asset.

Lionbridge is still evaluating certain purchase accounting adjustments and reserves specific to the acquisition of BGS which may have an impact on the deferred tax assets and liabilities of the Company.

At September 30, 2006, no provision for U.S. and foreign taxes has been made for all unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely. However, there may be an opportunity in future periods to repatriate cash from our Indian subsidiary without incurring a significant tax consequence. Ongoing discussion and planning is necessary to determine if this is possible.

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

The table below presents information about the reported net income (loss) of the Company for the three and nine-month periods ended September 30, 2006 and 2005. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
External revenue:
Global Language and Content	$86,454,000	$42,592,000	$254,096,000	$94,806,000
Global Development and Testing	16,044,000	14,089,000	45,974,000	42,033,000
Interpretation	5,466,000	1,736,000	17,542,000	1,736,000

	$107,964,000	$58,417,000	$317,612,000	$138,575,000

Net income (loss):
Global Language and Content	$10,259,000	$5,095,000	$33,283,000	$11,349,000
Global Development and Testing	2,878,000	2,054,000	8,488,000	5,615,000
Interpretation	521,000	(31,000)	1,720,000	(31,000)
Less: corporate and other expenses	(14,591,000)	(9,562,000)	(42,429,000)	(18,208,000)

	$(933,000)	$(2,444,000)	$1,062,000	$(1,275,000)

10. GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the September 1, 2005 acquisition of BGS, Lionbridge recorded $96.1 million of goodwill. Additionally, in connection with the acquisition of BGS, Lionbridge recorded $48.3 million of amortizable intangible assets, including customer contracts, technology and customer relationships. The estimated useful life of acquired customer contracts ranges from 3.3 to 5.3 years and is being amortized on a straight-line basis. The estimated useful life of acquired technology ranges from 1 to 4 years and is being amortized on a straight-line basis. The estimated useful life of acquired customer relationships is 12 years and is being amortized using the economic consumption method to reflect diminishing cash flows from these relationships in the future. In determining the fair value of the acquired customer relationships, Lionbridge used a discounted cash flow model based upon the estimated future income streams associated with the customer relationships considering their estimated remaining period of benefit. As part of this model, Lionbridge relied on historical attrition rates combined with a premium factor related to the inherent risk of attrition in the newly acquired BGS customer base.

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

The following table summarizes other intangible assets at September 30, 2006 and December 31, 2005, respectively.

	September 30, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
Mentorix internally developed software	$110,000	$110,000	$—	$110,000	$83,000	$27,000
BGS acquired customer relationships	32,000,000	5,051,000	26,949,000	32,000,000	1,441,000	30,559,000
BGS acquired customer contracts	14,000,000	3,210,000	10,790,000	14,000,000	987,000	13,013,000
BGS acquired technology	2,317,000	995,000	1,322,000	2,317,000	326,000	1,991,000

	$48,427,000	$9,366,000	$39,061,000	$48,427,000	$2,837,000	$45,590,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at September 30, 2006 in the fiscal periods as follows:

Year ending December 31,
2006	$2,167,000
2007	8,453,000
2008	8,441,000
2009	5,520,000
2010	4,893,000
Thereafter	9,587,000

$39,061,000

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

The California Employment Development Department is investigating the classification by Lionbridge Global Solutions II, Inc. of certain of its interpreters as independent contractors for the period from October 1, 2001 through December 31, 2004. On January 28, 2005, the Employment Development Department issued a “Notice of Assessment” determining such interpreters to be common law employees and assessing personal income taxes in the amount of $20,824 and state disability insurance taxes in the amount of $8,213 for the fourth quarter of 2001. The maximum estimated exposure for open quarters through September 30, 2006 is $1.8 million. Of this amount, Bowne & Co., Inc., under the terms of the Agreement and Plan of Merger between it and the Company dated as of June 27, 2005, is obligated to indemnify the Company for such taxes and penalties incurred for periods on or prior to September 1, 2005, which are estimated to be $1.4 million. On February 14, 2005, Lionbridge Global Solutions II, Inc. appealed for reassessment to the Office of the Chief Administrative Law Judge of the California Unemployment Insurance Appeals Board. The Company has estimated its exposure for the period commencing on September 1, 2005 through September 30, 2006 at approximately $305,000. At September 30, 2006, the Company’s consolidated balance sheet includes accruals for this $305,000 estimated exposure. The Company has appealed the decision before the California Appeals Board, which has scheduled a hearing on this matter for January 2007. While Lionbridge cannot guarantee the outcome of these proceedings, it believes that a final determination will have no material effect on its consolidated financial condition, results of operations, or cash flows.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for fiscal years beginning after November 15, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued Statement of Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing SFAS No. 157 and has not yet determined the impact, if any, that its adoption will have on its result of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. This statement is effective as of the end of the fiscal year ending after December 15, 2006, except for the requirement to measure plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, which is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 158 on the Company’s consolidated financial statements and has not yet determined the impact, if any, that its adoption will have on its financial position.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that the Company first determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on the Company’s financial position and results of operations has not been finalized.

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

For the nine-month period ended September 30, 2006, Lionbridge’s income from operations was $13.9 million, with net income of $1.1 million. For the year ended December 31, 2005, the Company’s income from operations was $1.3 million with a net loss of $3.9 million. As of September 30, 2006, the Company had an accumulated deficit of $101.7 million.

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

Lionbridge provides integrated full-service offerings throughout a client’s product and content lifecycle, including GLC and GDT services. Such offerings may include the delivery of a combination of one or more of our service offerings in one arrangement and are governed by the Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In these arrangements where the GLC and GDT services have independent value to the customer, and there is evidence of fair value for the services, the combined service arrangement is bifurcated into two separate units for of accounting treatment. In instances where it is not possible to bifurcate a project, direct and incremental costs attributable to each component are deferred and recognized together with the service revenue upon delivery. The determination of fair value requires the use of significant judgment. Lionbridge determines the fair value of service revenues based upon its recent pricing for those services when sold separately and/or prevailing market rates for similar services.

Revenue includes reimbursement of travel and out-of-pocket expenses with equivalent amounts of expense recorded in cost of revenue.

Valuation of Goodwill and Long-Lived Assets

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that Lionbridge considers important which could trigger an impairment review include: significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. When Lionbridge determines that the carrying value of intangibles and goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company measures any impairment using projected discounted cash flow models. In addition in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment on an annual basis. At December 31, 2005, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was required to be recorded related to the Company’s annual impairment testing. Estimating future cash flows requires management to make projections that can differ materially from actual results.

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

Merger, Restructuring and Other Charges

During the nine-month period ended September 30, 2006 Lionbridge recorded $3.5 million of restructuring and other charges. The $3.5 million recorded in the nine-month period ended September 30, 2006 included $1.5 million for workforce reductions in the Netherlands, Ireland, Germany and the U.S. consisting of forty-three technical, four sales and two administrative staff, $301,000 for anticipated losses on vacated facilities, a $25,000 reduction of anticipated costs recorded in a prior period on a vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in SFAS No. 146, “Accounting for Costs associated with Exit or Disposal Activities” and $1.7 million of other charges, principally professional services fees, related to the integration of BGS. Of these charges, $1.2 million related to the Company’s GDT segment, $870,000 related to the GLC segment and $1.3 million related to Corporate and Other. Of the $5.9 million of cash payments in the nine-month period ended September 30, 2006, $4.5 million and $1.3 million related to the GLC and GDT segments, respectively, and $30,000 related to Corporate and Other.

During the nine-month period ended September 30, 2005, Lionbridge recorded $2.3 million of restructuring and other charges. Of this amount, $1.9 million was recorded in the quarter ended September 30, 2005 and primarily related to the acquisition of BGS. Additionally, $449,000 was recorded in the six months ended June 30, 2005 and related primarily to workforce reductions in France and the U.S. The $2.3 million recorded in the nine-month period ended September 30, 2005 included $171,000 for anticipated losses on vacated facilities, $36,000 for the impairment of long-lived assets, $1.2 million for workforce reductions in Germany, France and the U.S., consisting of fifty technical, twelve administrative and three sales staff recorded pursuant to the guidance in SFAS No. 146 and $945,000 of other charges, principally professional services fees, related to the integration of BGS recorded pursuant to the guidance in emerging Issues Task Force Abstract 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination” (“EITF 95-3”), and related literature. Of these charges, $1.3 million related to the Company’s GLC segment, $77,000 to the GDT segment and $945,000 to Corporate and Other. Of the $1.4 million of cash payments during the nine-month period ended September 30, 2005, $1.0 million and $262,000 related to the GLC and GDT segments, respectively, and $41,000 related to Corporate and Other.

Adoption of SFAS 123R, Share-Based Payment

The Company has stock-based compensation plans for salaried employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock and stock units, and other stock-based awards. The plans are administered by the Nominating and Compensation Committee of the Board of Directors, which consists of non-employee directors.

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

The Company recognized expense for restricted stock grants under the previous guidance, thus the impact from adopting SFAS 123R pertains to its requirement to expense the value of stock option and market-based awards. In the three and nine months ended September 30, 2006, the Company expensed $994,000 and $2.6 million, respectively, for stock options, and market-based awards classified in the statement of operations line items as follows:

	For the Three and Nine Months Ended September 30, 2006
Cost of revenue	$33,000	$83,000
Sales and marketing	198,000	569,000
General and administrative	749,000	1,865,000
Research and development	14,000	36,000

Total stock-based compensation expense related to stock options and market-based awards	$994,000	$2,553,000

The impact of recording stock-based compensation expense related to stock options was a reduction in basic and diluted earnings per share during the three and nine month periods ended September 30, 2006 of $0.02 and $0.04, respectively. The Company has reclassified $331,000 and $1.2 million of stock-based compensation recognized under APB 25 in the three and nine month periods ended September 30, 2005, respectively, from the previously reported “stock-based compensation” line item into the operating expense line items to conform to the current period presentation. The adoption of SFAS 123R had no impact on cash flows from operating or financing activities.

Valuation Assumptions for Stock Options

During the three-month periods ended September 30, 2006 and 2005, 330,500 and 160,000 stock options were granted, respectively. During the nine months periods ended September 30, 2006 and 2005, 1,268,500 and 904,000 stock options were granted, respectively. During the three-month period ended September 30, 2006, 8,206 shares were purchased under the employee stock purchase plan. During the nine months periods ended September 30, 2006 and 2005, 8,206 and 33,601 shares were purchased under the employee stock purchase plan, respectively. The fair value of each option (excluding market-based awards discussed below) was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	5.02%	4.09%	4.36 to 5.02%	3.41 to 4.09%
Expected volatility	50.8%	84.0%	50.8%	84.0%
Expected life (years)	3.3	4.0	3.3	4.0
Dividend yield	0%	0%	0%	0%

Expected volatilities are based on historical volatilities of Lionbridge’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. In accordance with the Securities and Exchange Staff Accounting Bulletin (“SAB”) 107, the Company estimated the expected volatility of its stock options, taking into account a combination of both historical and implied volatility. The expected volatility was determined by averaging the historical volatilities of its common stock since August 2003, the date of the Company’s follow-on offering, which resulted in a material change to the Company’s shareholder base as well as a change in behavior of the Company’s stock in the marketplace with our implied volatility rate, based on the volatility of Lionbridge’s traded options with terms exceeding six months. This analysis resulted in an expected volatility rate of 50.8%.

On September 19, 2006, Lionbridge issued 300,000 stock option grants with a fair market value of $849,000 to its Chief Executive Officer. These stock option awards are subject to the following market-based vesting criteria: 33% of the market-based award vests on the date that the Company’s average closing stock price in a consecutive thirty calendar day period is greater than or equal to $10.00; an additional 33% of the market-based award vests on the date that the Company’s average closing stock price in a consecutive thirty calendar day period is greater than or equal to $13.50; and the remaining 34% of the market-based award vests on the date the Company’s average closing stock price in a consecutive thirty calendar day period is greater than or equal to $17.00. The Company uses the lattice model to value market condition awards. As noted above, the Company estimated the expected volatility of its stock options, taking into account a combination of both historical and implied volatility. The expected volatility rates with respect to these market-based stock option awards were determined to be 46.2%, 47.5% and 52.0%, respectively, for each of the three derived service periods.

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2006:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2005	5,278,224	$5.38
Granted	1,268,500	$7.20
Exercised	(401,079)	$2.68		$1,878
Canceled (forfeited and expired)	(447,708)	$7.42

Outstanding as of September 30, 2006	5,697,937	$5.81	5.8	$13,266
Exercisable as of September 30, 2006	3,379,736	$4.98	5.4	$11,139

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $7.63 as of September 30, 2006, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of in-the-money options outstanding as of September 30, 2006 was 4,230,150. The total number of in-the-money options exercisable as of September 30, 2006 was 2,365,684.

The weighted average grant date fair value of options, as determined under SFAS 123R and SFAS 123, granted during the nine months ended September 30, 2006 and 2005 was $2.88 and $3.66 per share respectively. The total intrinsic value of options exercised during the nine month periods ended September 30, 2006 and 2005 was approximately $1.9 million and $3.7 million, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended September 30, 2006 and 2005 was approximately $1.1 million and $1.7 million, respectively.

As of September 30, 2006, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $6.9 million and will be recognized over an estimated weighted average period of approximately 1.3 years. The total fair value of shares vested during the nine month period ended September 30, 2006 was $5.7 million.

The Company settles employee stock option exercises with newly issued shares of common stock.

Lionbridge currently expects to amortize the following amounts of stock-based compensation related to stock options existing as of September 30, 2006 in the years ending:

Year ending December 31,
2006	$964,000
2007	3,404,000
2008	1,645,000
2009	789,000
2010	81,000

$6,883,000

Employee Stock Purchase Plan

Lionbridge’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The Purchase Plan allowed for the issuance of 1,000,000 shares of Lionbridge’s common stock to eligible employees. Under the Purchase Plan, Lionbridge was authorized to make a series of offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. Prior to January 1, 2006, the per-share purchase price at the end of each offering was equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever was lower and effective January 1, 2006, the per-share purchase price at the end of each offering was equal to 95% of the fair market value of the common stock at the end of the offering period (as defined by the Purchase Plan). There was no compensation expense in connection with the plan for the nine months ended September 30, 2006. During the nine months periods ended September 30, 2006 and 2005, 8,206 and 33,601 shares were purchased under the employee stock purchase plan, respectively. Upon completion of the purchase period ended August 31, 2006, the Purchase Plan was terminated.

Restricted Stock Awards

On January 26, 2006, Lionbridge issued 14,000 shares of restricted common stock and 12,000 restricted stock units with a fair market value of $109,000. On February 15, 2006, Lionbridge issued 221,200 shares of restricted common stock and 105,500 restricted stock units with a fair market value of $1.6 million. On May 4, 2006, Lionbridge issued 9,000 restricted stock units with a fair value of $76,000. On July 27, 2006, Lionbridge issued 8,000 shares of restricted common stock with a fair market value of $45,000. Restrictions on disposition lapse over four years from the date of grant on each anniversary date.

On September 19, 2006, Lionbridge issued 200,000 shares of restricted common stock with a fair market value of $1.2 million to its Chief Executive Officer. This restricted stock award is subject to the following market-based vesting criteria: 33% of the market-based award vests on the date that the Company’s average closing stock price in a consecutive thirty calendar day period is greater than or equal to $10.00; an additional 33% of the market-based award vests on the date that the Company’s average closing stock price in a consecutive thirty calendar day period is greater than or equal to $13.50; and the remaining 34% of the market-based award vests on the date the Company’s average closing stock price in a consecutive thirty calendar day period is greater than or equal to $17.00. The Company uses the lattice model to value market condition awards. For awards with market conditions with a cliff vesting feature, as described above, the Company recognizes stock based compensation on a straight line basis over the requisite service period.

Total compensation expense related to all restricted stock awards was $602,000 and $331,000 for the three-month periods ended September 30, 2006 and 2005, respectively and $1.8 million and $1.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The weighted average grant date fair value of restricted stock awards granted during the nine months ended September 30, 2006 was $7.10.

Lionbridge currently expects to amortize $5,886,000 of unamortized compensation in connection with restricted stock awards existing as of September 30, 2006.

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	67.1	65.4	65.9	65.5
Sales and marketing	6.8	8.8	7.0	9.5
General and administrative	17.5	20.1	17.5	20.2
Research and development	0.6	0.8	0.7	0.6
Depreciation and amortization	1.2	1.5	1.3	1.5
Amortization of acquisition-related intangible assets	2.0	1.1	2.1	0.5
Merger, restructuring and other charges	1.9	3.2	1.1	1.7

Total operating expenses	97.1	100.9	95.6	99.5

Income (loss) from operations	2.9	(0.9)	4.4	0.5
Interest expense:
Interest in outstanding debt	1.9	1.1	1.9	0.5
Amortization of deferred financing costs	0.2	0.1	0.2	0.0
Interest income	0.1	0.2	0.1	0.4
Other expense, net	1.0	0.4	0.7	0.3

Income before income taxes	(0.1)	(2.3)	1.7	0.1
Provision for income taxes	0.8	1.9	1.4	1.0

Net income (loss)	(0.9)%	(4.2)%	0.3%	(0.9)%

Revenue. The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
GLC	$86,454,000	80%	$42,592,000	73%	$254,096,000	80%	$94,806,000	68%
GDT	16,044,000	15%	14,089,000	24%	45,974,000	14%	42,033,000	30%
Interpretation	5,466,000	5%	1,736,000	3%	17,542,000	6%	1,736,000	2%

Total revenue	$107,964,000	100%	$58,417,000	100%	$317,612,000	100%	$138,575,000	100%

Revenue for the quarter ended September 30, 2006 was $108.0 million, an increase of $49.5 million, or 84.8%, from $58.4 million for the quarter ended September 30, 2005. Revenue for the quarters ended September 30, 2006 and 2005 included three months and one month of revenue from the legacy BGS operations, respectively. Due to the near completion of the integration of the legacy Lionbridge and BGS GLC service and sales operations during the quarter ended September 30, 2006, it is no longer possible to separately attribute revenue increases specifically to legacy Lionbridge and BGS sales and operations. The Company has concluded that the revenue increase during the third quarter of 2006 is attributable to both the additional two months of BGS revenue and the synergies of the combined, integrated sales and operational model. The increase consists of $43.9 million, $2.0 million and $3.7 million of revenue growth in GLC, GDT and Interpretation, respectively.

Revenue from the Company’s GDT business was $16.0 million for the quarter ended September 30, 2006, an increase of $2.0 million, or 13.9%, from $14.1 million for the quarter ended September 30, 2005. The year-on-year increase in GDT revenue was primarily due to increased revenue from the Company’s lower cost development centers located in India and China, partially offset by a reduction in testing revenues from the Company’s higher cost development centers located in the United States and Europe, as compared to the quarter ended September 30, 2005. Over the last year, several testing projects have moved from execution at the Company’s U.S. and Europe based testing laboratories to its testing laboratories located in lower cost areas, including India and China.

Revenue from the Company’s Interpretation business for the quarter ended September 30, 2006 increased $3.7 million, or 214.9%, to $5.5 million from $1.7 million for the quarter ended September 30, 2005. This increase in revenue is attributable to Lionbridge’s acquisition of BGS, as compared to the quarter ended September 30, 2005. Revenue for the quarters ended September 30, 2006 and 2005 included three months and one month of revenue from the legacy BGS operations, respectively.

Revenue for the nine months ended September 30, 2006 was $317.6 million, an increase of $179.0 million, or 129.2%, from $138.6 million for the nine months ended September 30, 2005. As noted, above, due to the near completion of the integration of the legacy Lionbridge and BGS GLC service and sales operations, it is no longer possible to separately attribute revenue increases specifically to legacy Lionbridge and BGS sales and operations. The Company has concluded that the revenue increase during the nine months ended September 30, 2006 is attributable to both the additional BGS revenue and the synergies of the combined, integrated sales and operational model. The increase consists of $159.3 million, $3.9 million and $15.8 million of revenue growth in GLC, GDT and Interpretation, respectively.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage variance from the three month period of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30, 2006	% Change Q3 05 to Q3 06	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	% Change Nine Months 05 to Nine Months 06	Nine Months Ended September 30, 2005
GLC:
Cost of revenue	$58,063,000	105.8%	$28,210,000	$166,846,000	163.7%	$63,278,000
Percentage of revenue	67.2%		66.2%	65.7%		66.7%
GDT:
Cost of revenue	10,014,000	16.8%	8,572,000	28,328,000	8.9%	26,011,000
Percentage of revenue	62.4%		60.8%	61.6%		61.9%
Interpretation:
Cost of revenue	4,368,000	205.7%	1,429,000	14,045,000	882.9%	1,429,000
Percentage of revenue	79.9%		82.3%	80.1%		82.3%

Total cost of revenue	$72,445,000		$38,211,000	$209,219,000		$90,718,000

Percentage of revenue	67.1%		65.4%	65.9%		65.5%

For the quarter ended September 30, 2006, as a percentage of revenue, cost of revenue increased to 67.1% as compared to 65.4% for the same quarter of 2005. The increase was primarily due to the changes in the revenue and service mix discussed below, year over year, as a result of the impact of the acquisition of BGS. Each segment provides distinctive services, with different gross margins. For the quarter ended September 30, 2005, including one month of combined results after the acquisition of BGS, GLC, GDT and Interpretation accounted for approximately 72.9%, 24.1% and 3.0% of the total revenue, respectively. For the three months ended September 30, 2006 which includes three months of combined results of BGS, GLC, GDT and Interpretation accounted for 80.1%, 14.9% and 5.1 of the total revenue, respectively. This change in revenue mix and the addition of higher cost ratios in the acquired Interpretation business results in an increase in the weighted average cost of revenue ratio for the Company for the three months ended September 30, 2006 as compared to the same period in 2005. For the quarter ended September 30, 2006, cost of revenue increased $34.2 million, or 89.6%, to $72.4 million compared to $38.2 million for the same quarter of the prior year. This increase was primarily in support of $49.5 million incremental revenue as compared to the quarter ended September 30, 2005. As noted above, due to the near completion of the integration of the legacy Lionbridge and BGS GLC service and sales operations during the quarter ended September 30, 2006, it is no longer possible to separately attribute increases in the cost of revenue specifically to legacy Lionbridge and BGS sales and operations. The Company has concluded that the cost of revenue increase during the third quarter of 2006 is substantially attributable to the additional two months of cost of revenue related to the legacy BGS operations and that this increased expense was partially offset by the synergies of the combined, integrated sales and operational model.

Cost of revenue as a percentage of revenue in the Company’s GLC business increased to 67.2% for the quarter ended September 30, 2006, as compared to 66.2% for the same period of the prior year. This increase reflects higher costs for translation services, mainly due variation in work mix and the impact of the implementation of new contract management system during the quarter. These increases were partially offset by benefits realized from the deployment and use of Logoport, Lionbridge’s language management technology platform, and lower internal operating costs resulting from certain restructuring and cost reduction actions initiated in 2005. For the quarter ended September 30, 2006, GLC cost of revenue increased $29.9 million, or 105.8%, to $58.1 million as compared to $28.2 million for the corresponding quarter of the prior year. This increase was primarily in support of $43.9 million incremental revenue, as compared to the quarter ended September 30, 2005.

Cost of revenue as a percentage of revenue in the Company’s GDT business increased to 62.4% for the quarter ended September 30, 2006, as compared to 60.8% for the corresponding quarter of the prior year. This increase reflects the unfavorable impact of work mix and scope variations in services provided and cost related to the closure of the Galway operation and transition of service production to the Company’s offshore delivery centers in India. For the quarter ended September 30, 2006, GDT cost of revenue increased $1.4 million or 16.8%, to $10.0 million as compared to $8.6 million for the corresponding quarter of the prior year. This increase was primarily in support of a $2.0 million increase in revenue year-over-year, and the factors noted above, as compared to the prior year.

Cost of revenue as a percentage of revenue in the Company’s Interpretation business decreased to 79.9% for the quarter ended September 30, 2006, as compared to 82.3% for the corresponding quarter of the prior year. This increase reflects the favorable impact of work mix and scope variations in services provided as compared to the prior year.

For the nine months ended September 30, 2006, as a percentage of revenue, cost of revenue increased to 65.9% as compared to 65.5% for the corresponding period of the prior year. Cost of revenue was $209.2 million for the nine months ended September 30, 2006, an increase of $118.5 million, or 130.6%, as compared to $90.7 million for the same period of

2005. This increase was primarily in support of $179.0 million incremental revenue, as compared to the nine months ended September 30, 2005. As noted, above, due to the near completion of the integration of the legacy Lionbridge and BGS GLC service and sales operations, it is no longer possible to separately attribute increases in the cost of revenue specifically to legacy Lionbridge and BGS sales and operations. The Company has concluded that the cost of revenue increase during the nine months ended September 30, 2006 is substantially attributable to the additional cost of revenue related to the legacy BGS operations and that this increased expense was partially offset by the synergies of the combined, integrated sales and operational model.

For the nine months ended September 30, 2006, cost of revenue in the Company’s GLC business decreased to 65.7% as compared to 66.7% for the corresponding period of the prior year, primarily due to lower costs for translation services, mainly due to the benefit realized from the deployment and use of Logoport, Lionbridge’s language management technology platform, and lower internal operating costs. The decrease in the internal cost reflects the cost saving benefits of certain merger restructuring and cost reduction actions initiated in 2005. The GLC cost ratio improvement also reflects the advantage of lower cost resulting from the transfer of a higher percentage of service production to the Company’s offshore delivery centers in India and China.

Cost of revenue in the Company’s GLC business was $166.8 million for the nine months ended September 30, 2006, an increase of $103.6 million, or 163.7%, from $63.3 million in the comparable period of 2005, primarily due to support the growth in related revenue. These increases were partially offset by to lower costs for translation services, mainly due to the benefit realized from the deployment and use of Logoport, Lionbridge’s language management technology platform, and the cost saving benefits of certain merger restructuring and cost reduction actions initiated in 2005.

For the nine months ended September 30, 2006 cost of revenue in the Company’s GDT business decreased to 61.6% as compared to 61.9 % for the corresponding period of the prior year. This decrease reflects the favorable impact of cost savings resulting from continuing restructuring activities, partially offset by certain transition costs incurred as the Company shifts service production to its offshore delivery centers in India and China. For the nine months ended September 30, 2006 GDT cost of revenue increased $2.3 million, or 8.9%, to $28.3 million as compared to $26.0 million for the corresponding period of the prior year. This increase was primarily in support of a $3.9 million increase in revenue year-over-year, the factors noted above, and work mix and scope variations in services provided as compared to the prior year.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation/CRM system expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar variance as compared to the prior year period and as a percentage of revenue for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total sales and marketing expenses	$7,274,000	$5,136,000	$22,463,000	$13,135,000
Increase from prior year	2,138,000		9,328,000
Percentage of revenue	6.8%	8.8%	7.0%	9.5%

For the quarter ended September 30, 2006, sales and marketing expenses increased $2.1 million to $7.3 million from $5.1 million in the corresponding quarter of 2005. This increase is primarily due to higher employee-related expenses and travel costs in the sales organization to support the $49.5 million increase in revenue, year over year. As part of the integration and merger, sales and marketing departments were combined and restructured. Additionally new employees have been added and revised compensation plans have been implemented. These employees sell and place work in all locations, as a result the exact increase in cost attributable to the BGS acquisition is indeterminable. For the nine months ended September 30, 2006, sales and marketing expenses increased $9.3 million to $22.5 million from $13.1 million in the corresponding period of 2005. This increase is primarily due to expense attributable to Lionbridge’s acquisition of BGS, the result of higher employee-related expenses and travel costs in the sales organization to support the increase in revenue, including a major upgrade and deployment of a sales force automation and customer relationship management system and training expenses.

As a percentage of revenue, sales and marketing expenses decreased to 6.8% in the quarter ended September 30, 2006 from 8.8% in the corresponding period in 2005, reflecting the benefit of the integration and restructuring of the sales and marketing organization, and the increased revenue levels from period to period.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar variance as compared to the prior year period and as a percentage of revenue for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total general and administrative expenses	$18,882,000	$11,728,000	$55,664,000	$28,020,000
Increase from prior year	7,154,000		27,644,000
Percentage of revenue	17.5%	20.1%	17.5%	20.2%

General and administrative expenses increased $7.2 million, or 61.0%, to $18.9 million for the quarter ended September 30, 2006 as compared to $11.7 million for the quarter ended September 30, 2005. This increase is primarily due to the expenses attributable to Lionbridge’s integration of BGS, with the remainder of the increase resulting from higher employee costs, professional fees and certain other costs incurred in connection with the consolidation of BGS, as compared to the corresponding period of the prior year. As part of the integration, merger and restructuring, the responsibilities of many general and administrative employees were changed, certain employees were terminated and others hired. Additionally, certain facilities were combined and operating expenses adjusted in order to accommodate the combined Company as compared to two separate entities. These employees, facilities and expenses support the combined Company’s operations and, as a result, the exact increase in cost attributable to the BGS consolidation is indeterminable. For the nine months ended September 30, 2006 general and administrative expenses increased $27.6 million, or 98.7% to $55.7 million as compared to $28.0 million for the nine months ended September 30, 2005, for the reasons noted above.

Additionally, general and administrative expense includes approximately $749,000 and $1.9 million of additional stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006 for the three and nine months ended September 30, 2006, respectively, as compared to the corresponding periods of the prior year.

As a percentage of revenue, general and administrative expenses decreased to 17.5% for the quarter ended September 30, 2006 as compared to 20.1%, for the same period of the prior year, and decreased to 17.5% for the nine months ended September 30, 2006 as compared to 20.2%, for the nine months ended September 30, 2005 due primarily to the items noted above, as well as the impact of the increase in revenue from period to period.

Research and Development. Research and development expenses relate primarily to the Company’s Logoport and Freeway™ technologies used in the globalization process and the research and development of a globalization management system. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar variance as compared to the prior year and as a percentage of revenue for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total research and development expense	$689,000	$449,000	$2,173,000	$832,000
Increase from prior year	240,000		1,341,000
Percentage of revenue	0.6%	0.8%	0.7%	0.6%

Research and development expense increased 53.5% to $689,000 for the quarter ended September 30, 2006 as compared to $449,000 for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, research and development expense increased 161.2% to $2.2 million from $832,000 for the nine months ended September 30, 2005. The increases for the three and nine month periods ended September 30, 2006 are primarily attributable to research and development costs incurred in development of a web-based hosted language management technology platform and, to a lesser degree, attributable to additional research and development activities acquired from BGS.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar variance as compared to the prior year and as a percentage of revenue for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total depreciation and amortization expense	$1,323,000	$916,000	$4,228,000	$2,144,000
Increase from prior year	407,000		2,084,000
Percentage of revenue	1.2%	1.5%	1.3%	1.5%

Depreciation and amortization expense increased 44.4% to $1.3 million for the quarter ended September 30, 2006 as compared to $916,000 for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, depreciation and amortization expense increased 97.2% to $4.2 million from $2.1 million for the nine months ended September 30, 2005. The increases for the three and nine month periods ended September 30, 2006 are primarily the result of incremental depreciation and amortization expense attributable to Lionbridge’s consolidation of BGS partially offset by lower depreciation expense due to the culmination of depreciable lives of certain assets acquired in prior years.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three and nine months ended September 30, 2006 of $2.2 million and $6.5 million, respectively, and for the three and nine months ended September 30, 2005 of $630,000 and $648,000, respectively, relates solely to the amortization of identifiable intangible assets. The increase is the result of the amortization of acquisition-related intangible assets attributable to the acquisition of BGS.

Interest Expense. Interest expense represents interest paid or payable on debt, the amortization of deferred financing costs and the accretion of discounts on debt. Interest expense for the three and nine months ended September 30, 2006 of $2.2 million and $6.6 million, respectively, and for the three and nine months ended September 30, 2005 of $693,000, primarily represents interest paid or payable on debt and the amortization of deferred financing costs on the original $100.0 million term loan entered into by the Company in the third quarter of 2005 to fund a portion of the purchase price for its acquisition of BGS.

Other Expense, Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $1.1 million in other expense, net in the quarter ended September 30, 2006, as compared to $246,000 in other expense, net in the corresponding quarter of the prior year. The other expense, net of $1.1 million recorded in the three months ended September 30, 2006 includes $9,000 in unrealized foreign currency gains related to forward contracts outstanding in the amount of $24.3 million at September 30, 2006 and $465,000 in realized foreign currency net losses on forward contracts settled during the quarter. For the nine months ended September 30, 2006, other expense, net increased to $2.2 million from $468,000 in the nine months ended September 30, 2005. These increases were primarily attributable to the larger (due to the BGS acquisition) net position of U.S. dollar and Euro denominated assets and liabilities, combined with the net variance of the Euro and other currencies against the U.S. dollar in the three and nine month periods ended September 30, 2006, as compared to the net position and variance during the corresponding periods of the prior year, as well as the impact of the net losses recorded for forward contracts as noted above.

Provision for Income Taxes. The following table shows the provision for income taxes expense in dollars, the dollar variance as compared to the prior year and as a percentage of revenue for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Provision for income taxes	$866,000	$1,120,000	$4,297,000	$1,347,000
Increase (decrease) from prior year	(254,000)		2,950,000
Percentage of revenue	0.8%	1.9%	1.4%	1.0%

The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions and the increase in deferred tax liabilities related to the tax deductible goodwill from the BGS acquisition. The tax provision decreased $254,000 to $866,000 for the quarter ended September 30, 2006 from $1.1 million in the corresponding quarter of the prior year due to the shift in profit throughout the foreign jurisdictions. For the nine months ended September 30, 2006, the provision for income taxes increased to $4.3 million from $1.3 million in the nine months ended September 30, 2005. These increases are primarily attributable to the inclusion of the BGS operations in the three and nine months ended September 30, 2006 as compared to the corresponding periods of the prior year. Additionally, the combination of a mix of countries where profits were earned in the three and nine month periods ended September 30, 2005 and the tax rates in those countries resulted in minimal taxes for those periods.

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

The Term Loan had an aggregate outstanding principal amount of $78.5 million and an interest rate of 8.6% as of September 30, 2006 and has a maturity date of June 30, 2011. The principal amount of the Term Loan is payable in installments. The total Term Loan principal payments by fiscal period are as follows:

Year ending December 31,
2006	$197,732
2007	790,928
2008	790,928
2009	790,928
2010	19,377,746
Thereafter	56,588,079

$78,536,341

Additional contingent principal payments on the Term Loan and Revolver are also due based on a percentage of the annual cash flows (as defined in the agreement) generated by the Company. These mandatory principal payments are payable within 90-days of the Company’s year-end. The percentage due is governed by certain financial covenants. Lionbridge must maintain a certain leverage ratio at each reporting date as defined in the financial covenants of the Wachovia Facility. There are no mandatory principal payments due under these covenants at September 30, 2006. Lionbridge has an interest payment of $161,000 due on October 31, 2006. Future interest payments will be determined based on the interest rate and term elected by the Company. The proceeds from the Term Loan were used exclusively to fund the purchase of BGS, and were paid to Bowne and Co., Inc.

The Revolver had no outstanding borrowings as of September 30, 2006 and has a maturity date of September 1, 2010. At September 30, 2006, Lionbridge’s borrowing capacity was $25.0 million and the Company would have elected an interest rate of 8.6% based on a 1-month LIBOR loan as of September 30, 2006 under the Revolver. Interest is payable in arrears to a maximum of three-month increments depending on the terms under which the Revolver loans are made.

The following table shows cash and cash equivalents and working capital at September 30, 2006 and at December 31, 2005:

	September 30, 2006	December 31, 2005
Cash and cash equivalents	$21,877,000	$25,147,000
Working capital	60,574,000	57,182,000

Lionbridge’s working capital increased $3.4 million to $60.6 million at September 30, 2006 as compared to $57.2 million at December 31, 2005. The increase was driven by the growth of the business during the nine months ended September 30, 2006. As of September 30, 2006, cash and cash equivalents totaled $21.9 million, a decrease of $3.3 million from $25.1 million at December 31, 2005, primarily due to $14.3 million in payments of long-term debt and $2.9 million for purchases of property and equipment, partially offset by $9.6 million net cash provided by operating activities of the business, a $2.5 million purchase price reimbursement from Bowne , and $1.1 million of proceeds from the issuance of common stock under option plans during the nine months ended September 30, 2006. Accounts receivable and work in process totaled $102.8 million, an increase of $9.0 million as compared to $93.8 million at December 31, 2005. Other current assets increased $1.3 million to $8.8 million as compared to $7.4 million at December 31, 2005. Current liabilities totaled $72.8 million at September 30, 2006, an increase of $3.6 million as compared to $69.2 million at December 31, 2005.

The following table shows the net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the nine months ended September 30, 2006 and 2005, respectively:

	Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$9,647,000	$3,526,000
Net cash used in investing activities	(336,000)	(119,701,000)
Net cash provided by (used in) financing activities	(13,201,000)	99,260,000

Net cash provided by operating activities was $9.6 million for the nine months ended September 30, 2006, as compared to $3.5 million for the corresponding period of the prior year. The $9.6 million cash provided by operating activities was due to the net income of $1.1 million (inclusive of $16.5 million in depreciation, amortization, stock based compensation and other non-cash expenses), a $3.2 million decrease in accounts receivable and other operating assets, a $1.2 million increase in accounts payable, accrued expenses and other operating liabilities, partially offset by a $9.2 million increase in work-in-process and a $3.1 million decrease in deferred revenue.

In the nine months ended September 30, 2005, net cash provided by operating activities was $3.5 million. The primary source of cash in the nine months ended September 30, 2005 was a $10.3 million increase in accounts payable and accrued expenses and a $1.2 million increase in deferred revenue, partially offset by other changes including an $8.2 million increase in accounts receivable, and a $2.7 million increase in certain other operating assets, including work-in-process.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the change in revenue, as previously noted, and the impact of the BGS acquisition. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities decreased $119.4 million to $336,000 for the nine months ended September 30, 2006, from $119.7 million for the corresponding period of the prior year. The primary investing activity in the nine months ended September 30, 2006 was $2.9 million, for the purchase of property and equipment. Net cash provided by investing activities in the nine-month period ended September 30, 2006 included a purchase price reimbursement from Bowne of $2.5 million. In the nine months ended September 30, 2005, net cash used in investing activities was $119.7 million. The primary investing activities in the nine-month period ended September were the $120.5 million payment, net of cash acquired, to acquire BGS, and the purchase and sale of $77.3 million and $81.3 million of short-term investments, respectively.

Net cash used in financing activities for the nine months ended September 30, 2006 was $13.2 million, an increase of $112.5 million as compared to $99.3 million net cash provided by financing activities for the corresponding period of 2005. Cash provided by financing activities consisted of $9.5 million in proceeds from the issuance of short term debt and $1.1 million of proceeds from the issuance of common stock under option plans. Cash used for financing activities included $14.3 million of payments of long term debt, $9.5 million of payments of short-term debt and $79,000 for payments of capital lease obligations, in the nine month period ended September 30, 2006. In the nine months ended September 30, 2005, net cash provided by financing activities was $99.3 million. Net cash provided by financing activities, were primarily to fund the acquisition of BGS and consisted of the $97.7 million proceeds from the issuance of long-term debt. In addition, the Company raised $1.7 million proceeds from the issuance of common stock under option and employee stock purchase plans, partially offset by the payments of capital lease obligations.

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

Contractual Obligations

As of September 30, 2006, the Company had forward exchange contracts outstanding with a notional value of $24.3 million as compared to no forward contracts outstanding at December 31, 2005. Except for the forward contracts, as noted, there are no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the Company’s interim reporting period beginning August 1, 2007. The Company does not believe the adoption of SAB 108 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued Statement of Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing SFAS No. 157 and has not yet determined the impact, if any, that its adoption will have on its result of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. This statement is effective as of the end of the fiscal year ending after December 15, 2006, except for the requirement to measure plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, which is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 158 on the Company’s consolidated financial statements and has not yet determined the impact, if any, that its adoption will have on its financial position.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that the Company first determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on the Company’s financial position and results of operations has not been finalized.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its term loan facility and revolving loan facility which bear interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of September 30, 2006, $78.5 million was outstanding under the term loan facility and there was no outstanding balance on the revolving loan facility. A hypothetical 10% increase or decrease in interest rates would have a $678,000 impact on the Company’s interest expense based on the $78.5 million outstanding on the term loan at September 30, 2006 with an interest rate of 8.6%. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of investments in high quality commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 63% and 49% of its costs and expenses for the nine-month periods ended September 30, 2006 and 2005, respectively, were denominated in foreign currencies. In addition, 18% of the Company’s assets were subject to foreign currency exchange fluctuations as of September 30, 2006 and December 31, 2005, while 5% and 23% of its liabilities were subject to foreign currency exchange fluctuations as of September 30, 2006 and December 31, 2005, respectively. The principal foreign currencies applicable to our business are the Euro, the Yen and the Indian Rupee. In addition, Lionbridge has assets and liabilities denominated in U.S. dollars in foreign countries. As a result, Lionbridge is exposed to foreign currency exchange fluctuations. The Company manages its risk to changes in foreign currency exchange rates through a risk management program that includes the use of derivative financial instruments. The Company had forward contracts outstanding in the amount of $24.3 million at September 30, 2006 and recorded $9,000 of other assets to recognize the fair value of these forward contracts. A 10% appreciation or depreciation in the U.S. dollar’s value relative to the hedge currencies would increase or decrease the forward contracts’ fair value by $1.5 million at September 30, 2006. Any increase or decrease in the fair value of the Company’s currency exchange rate sensitive forward contracts would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset or liability. There were no derivative instruments outstanding at December 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2006.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The California Employment Development Department is investigating the classification by Lionbridge Global Solutions II, Inc. of certain of its interpreters as independent contractors for the period from October 1, 2001 through December 31, 2004. On January 28, 2005, the Employment Development Department issued a “Notice of Assessment” determining such interpreters to be common law employees and assessing personal income taxes in the amount of $20,824 and state disability insurance taxes in the amount of $8,213 for the fourth quarter of 2001. The maximum estimated exposure for open quarters through September 30, 2006 is $1.8 million. Of this amount, Bowne & Co., Inc., under the terms of the Agreement and Plan of Merger between it and the Company dated as of June 27, 2005, is obligated to indemnify the Company for such taxes and penalties incurred for periods on or prior to September 1, 2005, which are estimated to be $1.4 million. On February 14, 2005, Lionbridge Global Solutions II, Inc. appealed for reassessment to the Office of the Chief Administrative Law Judge of the California Unemployment Insurance Appeals Board. The Company has estimated its exposure for the period commencing on September 1, 2005 through September 30, 2006 at approximately $305,000. At September 30, 2006, the Company’s consolidated balance sheet includes accruals for this $305,000 estimated exposure. The Company has appealed the decision before the California Appeals Board, which has scheduled a hearing on this matter for January 2007. While Lionbridge cannot guarantee the outcome of these proceedings, it believes that a final determination will have no material effect on its consolidated financial condition, results of operations, or cash flows.

Item 1A. Risk Factors

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 16, 2006 (SEC File No. 000-26933) and Lionbridge’s Quarterly Reports on Form 10-Q filed on May 10, 2006 and August 9, 2006, as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2006, the Company purchased 10,004 restricted shares from certain employees, to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
August 1, 2006 – August 31, 2006	280	$7.14
September 1, 2006 – September 30, 2006	9,724	$7.18

In addition, upon the termination of employees during the quarter ended September 30, 2006, 32,871 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended September 30, 2006:

Period	Total Number of Shares Forfeited
July 1, 2006 – July 31, 2006	6,848
August 1, 2006 – August 31, 2006	26,023

32,871

Item 6. Exhibits

(a) Exhibits.

10.1 *	Lease dated as of July 7, 2006 between Britphil & Co. (US) Ltd. and Lionbridge Technologies, Inc.

10.2 *	Lease dated as of July 10, 2006 between Urbaco Urbanizacao E Empreendimentos Limitada and Lionbridge Participacoes, Ltda.

10.3 *	Lease dated as of July 11, 2006 between Taifun Real sp. zo.o and and Lionbridge Poland sp. zo.o.

10.4	Share Pledge Agreement by and between Lionbridge Holdings Luxembourg Sarl and Wachovia Bank, National Association. (filed as Exhibit 10.2 to the Registrant’s 8-K dated August 11, 2006 and incorporated by reference herein).

10.5	Share Pledge Agreement by and between Lionbridge Luxembourg Sarl and Wachovia Bank, National Association. (filed as Exhibit 10.3 to the Registrant’s 8-K dated August 11, 2006 and incorporated by reference herein).

10.6	Charge on Share Agreement dated as of August 8, 2006 by and among Lionbridge Luxembourg Sarl, Lionbridge Global Solutions Companies, Inc. and Wachovia Bank, National Association. (filed as Exhibit 10.4 to the Registrant’s 8-K dated August 11, 2006 and incorporated by reference herein).

10.7	Joinder Agreement dated as of August 8, 2006 among Lionbridge of Europe B.V., Wachovia Bank, National, Association, and the other parties named therein. (filed as Exhibit 10.5 to the Registrant’s 8-K dated August 11, 2006 and incorporated by reference herein).

10.8	Joinder Agreement dated as of August 8, 2006 among Lionbridge Luxembourg Sarl, Wachovia Bank, National, Association, and the other parties named therein. (filed as Exhibit 10.6 to the Registrant’s 8-K dated August 11, 2006 and incorporated by reference herein).

10.9	Joinder Agreement dated as of August 8, 2006 among Lionbridge Holdings Luxembourg Sarl, Wachovia Bank, National, Association, and the other parties named therein. (filed as Exhibit 10.7 to the Registrant’s 8-K dated August 11, 2006 and incorporated by reference herein).

10.10	Employment Agreement dated as of September 19, 2006 between the Company and Rory Cowan. (filed as Exhibit 10.1 to the Registrant’s 8-K dated September 20, 2006 and incorporated by reference herein).

10.11	Performance-Based Restricted Stock Award Agreement dated as of September 19, 2006 between the Company and Rory Cowan. (filed as Exhibit 10.2 to the Registrant’s 8-K dated September 20, 2006 and incorporated by reference herein).

10.12	Performance-Based Stock Option Agreements dated as of September 19, 2006 between the Company and Rory Cowan. (filed as Exhibit 10.3 to the Registrant’s 8-K dated September 20, 2006 and incorporated by reference herein).

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/s/ STEPHEN J. LIFSHATZ
Stephen J. Lifshatz
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: November 9, 2006

Exhibit Index

Exhibit Number	Description
10.1 *	Lease dated as of July 7, 2006 between Britphil & Co. (US) Ltd. and Lionbridge Technologies, Inc.

10.2 *	Lease dated as of July 10, 2006 between Urbaco Urbanizacao E Empreendimentos Limitada and Lionbridge Participacoes, Ltda.

10.3 *	Lease dated as of July 11, 2006 between Taifun Real sp. zo.o and and Lionbridge Poland sp. zo.o.

10.4	Share Pledge Agreement by and between Lionbridge Holdings Luxembourg Sarl and Wachovia Bank, National Association. (filed as Exhibit 10.2 to the Registrant’s 8-K dated August 11, 2006 and incorporated by reference herein).

10.5	Share Pledge Agreement by and between Lionbridge Luxembourg Sarl and Wachovia Bank, National Association. (filed as Exhibit 10.3 to the Registrant’s 8-K dated August 11, 2006 and incorporated by reference herein).

10.6	Charge on Share Agreement dated as of August 8, 2006 by and among Lionbridge Luxembourg Sarl, Lionbridge Global Solutions Companies, Inc. and Wachovia Bank, National Association. (filed as Exhibit 10.4 to the Registrant’s 8-K dated August 11, 2006 and incorporated by reference herein).

10.7	Joinder Agreement dated as of August 8, 2006 among Lionbridge of Europe B.V., Wachovia Bank, National, Association, and the other parties named therein. (filed as Exhibit 10.5 to the Registrant’s 8-K dated August 11, 2006 and incorporated by reference herein).

10.8	Joinder Agreement dated as of August 8, 2006 among Lionbridge Luxembourg Sarl, Wachovia Bank, National, Association, and the other parties named therein. (filed as Exhibit 10.6 to the Registrant’s 8-K dated August 11, 2006 and incorporated by reference herein).

10.9	Joinder Agreement dated as of August 8, 2006 among Lionbridge Holdings Luxembourg Sarl, Wachovia Bank, National, Association, and the other parties named therein. (filed as Exhibit 10.7 to the Registrant’s 8-K dated August 11, 2006 and incorporated by reference herein).

10.10	Employment Agreement dated as of September 19, 2006 between the Company and Rory Cowan. (filed as Exhibit 10.1 to the Registrant’s 8-K dated September 20, 2006 and incorporated by reference herein).

10.11	Performance-Based Restricted Stock Award Agreement dated as of September 19, 2006 between the Company and Rory Cowan. (filed as Exhibit 10.2 to the Registrant’s 8-K dated September 20, 2006 and incorporated by reference herein).

10.12	Performance-Based Stock Option Agreements dated as of September 19, 2006 between the Company and Rory Cowan. (filed as Exhibit 10.3 to the Registrant’s 8-K dated September 20, 2006 and incorporated by reference herein).

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.