Form 10-K
period 2006-12-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2007-03-16
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-26933

LIONBRIDGE TECHNOLOGIES, INC.

(Exact Name of registrant as specified in its charter)

DELAWARE	04-3398462
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1050 Winter Street, Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 434-6000

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 Par Value	Nasdaq Stock Market LLC

Securities to be registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2006, was approximately $220.9 million (based on the closing price of the registrant’s Common Stock on June 30, 2006, of $5.53 per share).

The number of shares outstanding of the registrant’s $.01 par value Common Stock as of February 28, 2007 was 60,106,434.

DOCUMENTS INCORPORATED BY REFERENCE

Lionbridge intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2006. Portions of such proxy statement are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2006

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

About Lionbridge

Lionbridge is a leading provider of globalization, development and testing services that enable clients to develop, release, manage and maintain their enterprise content and technology applications globally. Lionbridge Global Language and Content (“GLC”) solutions enable the globalization and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Globalization is the process of adapting content and products to meet the language and cultural requirements of users throughout the world. As part of its GLC solutions, Lionbridge also develops eLearning content and technical documentation. Lionbridge GLC solutions are based on the Company’s internet-architected language technology platform and global service delivery model which make the translation process more efficient for Lionbridge clients and translators.

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

Lionbridge provides a full suite of globalization, testing and development outsourcing services to businesses in diverse end markets including technology, mobile and electronics, life sciences, consumer, publishing, manufacturing, automotive and government. Lionbridge’s solutions include product and content globalization; content and eLearning courseware development; interpretation services; application development and maintenance; software and hardware testing; product certification and competitive analysis. Lionbridge’s services enable global organizations to increase market penetration and speed adoption of global content and products, enhance return on enterprise application investments, increase workforce productivity and reduce costs.

Lionbridge provides the following core benefits to clients:

Global Scale.    With approximately 4,300 employees worldwide, Lionbridge operates globalization, testing and development solution centers in 25 countries. Lionbridge leverages its global resources and proven program management capabilities to provide client delivery teams that are designed to have the optimal technical, linguistic and industry expertise and skills to meet each client’s specific needs. Lionbridge’s global infrastructure enables Lionbridge to deliver high-value, cost-effective services and to meet its clients’ budgetary and geographic requirements.

Hosted Internet-based Language Management Technology.    Lionbridge globalization services utilize an internet-architected language technology platform. This platform includes a suite of applications that streamline the translation process and increase linguistic quality and consistency. This increased efficiency lowers translation costs, thereby affording clients greater freedom to be creative when preparing their source materials. A core component of this platform is Lionbridge’s Logoport™ technology, an internet-architected, hosted translation memory application that manages previously translated words, phrases and glossaries in real time and simplifies translation management. This advanced, industry standard-compatible application makes it easier for translators around the world to collaborate, share knowledge, and deliver consistent, high-quality results while enabling clients to better manage their language assets through the Lionbridge-hosted managed service platform. Lionbridge is also adding workflow capabilities and integrating portal and machine translation technology, into a comprehensive language management platform called Freeway™. This comprehensive hosted infrastructure is enabling Lionbridge to provide clients with high quality globalization services and highly efficient centralized language management processes.

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

Lionbridge is a corporation, which was incorporated in Delaware in September 1996. Its principal executive offices are located at 1050 Winter Street, Waltham, Massachusetts 02451, its telephone number is (781) 434-6000, and its Web site is www.lionbridge.com. Lionbridge makes available, free of charge, on its Web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. Lionbridge’s filings with the Securities and Exchange Commission are also available on the Web at www.sec.gov.

Lionbridge Services

Lionbridge provides a full suite of language, content, development, testing and interpretation services. Our services include the following:

Global Language and Content Services (“GLC”)

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

For example, Lionbridge is working with a global publishing company to develop content and technology applications for the company’s education curricula. Lionbridge is creating and converting multimedia courseware, maintaining and updating web-based instructions and ensuring that the content adheres to local, state and national standards for each of the client’s international end markets. This multi-year engagement involves a dedicated team of content development, software engineering and program management personnel that work both onsite at the client and offshore at Lionbridge’s solution center in Mumbai, India. Lionbridge believes that this integrated solution is enabling Lionbridge’s client to reduce its costs and shorten time to market for its eLearning platforms.

Global Language and Content Services Delivery.    By integrating language technology and skills, global resources, content creation expertise and skilled program management capabilities, Lionbridge provides a unified approach to developing, releasing and maintaining multilingual content and technology applications and offers a high-return solution for worldwide delivery and support.

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

Lionbridge GLC services incorporate Freeway™, Lionbridge’s advanced internet-based language platform. Freeway supports efficient, high quality globalization and includes a collaboration portal for all project participants, a repository connector to select, extract and route content for localization, and process automation tools. Freeway also includes Logoport™ which is Lionbridge’s proprietary, internet-architected translation memory application that simplifies translation management. This hosted application makes it easier for translators to collaborate, share knowledge, and deliver consistent, high-quality results. Lionbridge believes that its Freeway and Logoport technologies enable clients to better manage their language assets on a real-time basis. As a result, Lionbridge increases the quality of multilingual content, enables the globalization process to be more efficient and minimizes translation costs as client programs grow in scope and duration. This technology-based approach to client programs allows Lionbridge to increase its opportunities for recurring clients and enhances its ability for margin growth.

Lionbridge’s delivery of its GLC services is based on its Lionbridge Excellence in Operations (“LEO”) methodology. LEO is a framework to assure quality and on-time deliverables to customers, internal teams and external partners. LEO is a proven, repeatable process designed to ensure consistency around the world. A roadmap for effective service delivery, LEO offers a unified, systematic approach to adapting products and content to a target locale’s technical, linguistic and cultural expectations. Lionbridge’s LEO incorporates regional best practices and consolidates them into a standardized set of global processes to ensure repeatability, predictability and common expectations across various operating centers. LEO standardizes processes throughout every Lionbridge solution center, defines key activities, and specifies goals for each project. Lionbridge’s process-oriented approach to production enables Lionbridge to deliver high-quality applications and content across multiple technology platforms, languages and cultures in a timely fashion, while continually improving process and service delivery for Lionbridge clients.

Global Development and Testing Services (“GDT”)

Application Development and Maintenance (“ADM”).    To support its clients’ global product releases, Lionbridge offers a scalable application development and maintenance solution that includes custom software development, application maintenance and code modernization. The core to this solution is Lionbridge’s global team approach that combines program managers either onsite at the client’s operation with application development and maintenance professionals located in service centers in India, Ireland and China. This global delivery model leverages Lionbridge’s worldwide infrastructure and enables Lionbridge to offer a high-quality, low-cost application development and maintenance solution that Lionbridge believes optimizes clients’ existing resources and reduces their cost of supporting business and IT applications.

For example, for a Fortune 500 provider of managed care and specialty healthcare insurance services, Lionbridge is modernizing several of the company’s back-end applications by migrating the applications to a newer more flexible technology platform. Concurrently, Lionbridge is enhancing and maintaining the client’s legacy systems with a combination of onsite program management and offshore code development, support and maintenance. Lionbridge believes that by using ADM services, the client will be able to better manage the deployment of new information technology systems and more cost-effectively manage its legacy claims processing, billing and other business-critical applications.

Testing.    Lionbridge provides a variety of testing and certification services which are offered to clients under the VeriTest® brand. VeriTest services include performance testing, quality assurance, usability testing, globalization testing, certification and competitive analysis. Performance testing is the process of determining whether a website or application will perform and function appropriately when high usage levels occur, either through an increase in the number of users accessing the website or application, or through an increase in the complexity of activity conducted on the site or application at a given time. VeriTest quality assurance services verify that a client’s hardware, software, website, or internal application does not have bugs, glitches, or oversights that could impact the functionality, compatibility, interoperability or performance of that application. VeriTest usability testing is the process of determining the extent to which a client’s hardware, software, website, or internal application meets users’ expectations for ease of use. VeriTest globalization testing determines whether the product is ready for global release by ensuring that locale-dependent functions work as intended within the local hardware and software environment of the end user. VeriTest services include product certification programs for many leading software, hardware and telecommunications companies, including Microsoft, Cingular, Novell, HP and EMC. These sponsoring companies retain VeriTest to develop and administer test criteria that independent software vendors must satisfy before they may display the sponsor’s logo (such as Microsoft’s Certified for Windows® Server) on their products. These certification tests confirm that software vendors’ applications properly interact with those of the platform vendor.

Lionbridge conducts its GDT and GLC services at its India facilities in Mumbai and Chennai. Lionbridge’s Mumbai, India operation has attained the Software Engineering Institute’s (“SEI”) Capability Maturity Model (“CMM”) Level 5 rating, the highest possible CMM rating from the SEI, a research and development center chartered to improve software engineering practices. Several of Lionbridge’s operations are also registered as ISO-9000 and ISO-9001 facilities.

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

Sales and Marketing

Substantially all of Lionbridge’s revenue has been generated through its dedicated direct sales force. Lionbridge currently has approximately 150 direct sales professionals based in the United States, Europe, Asia and India who sell the full range of Lionbridge services. The Lionbridge sales approach involves planning for an organization’s unique ongoing requirements, including future versions of products, and ongoing support, maintenance, and training, related to both technology products and content.

Clients

Lionbridge clients are predominantly Global 2000 companies in the technology, consumer, retail, industrial, life sciences, financial services and manufacturing industries. Lionbridge provided services in excess of $50,000 to approximately 450 clients worldwide for the year ended December 31, 2006. The following companies are representative Lionbridge clients, each of whom purchased more than $2.0 million in services from Lionbridge in the year ended December 31, 2006:

Adobe	Google	Palm
Alcatel	HP	PTC
Autodesk	Honeywell	Pearson
Beverly Enterprises	Lexmark	Porsche
Business Objects	Merck	Samsung
Canon	Microsoft	Schneider Automation
Computer Associates	Motorola	Sony
U.S. Department Of Justice	Nikon	Thomson
EMC	Nokia	Volvo
Expedia	Omron
General Electric	Oracle

In 2006 and 2005, Microsoft accounted for 22% and 20% of total revenue, respectively. No other client accounted for greater than 10% of total revenue in 2006 and 2005. In 2004, HP and Microsoft each accounted for 17% of total revenue. Lionbridge’s ten largest clients accounted for 49%, 51% and 59% of revenue in 2006, 2005 and 2004, respectively.

Competition

Lionbridge provides a broad range of solutions for worldwide delivery of technology and content to its clients. The market for its services is highly fragmented, and Lionbridge has many competitors. Additionally, many potential customers address their globalization requirements through in-house capabilities, while others outsource their globalization needs, most often to regional vendors of translation services with specific subject matter or language expertise, or utilize technology-based translation solutions. Lionbridge’s current competitors include the following:

•	Existing and prospective clients’ internal globalization and testing departments;

•

Localization or translation services providers such as SDL International plc, Star AG, RWS Group, SDI Media Group and Translations.com and the multiple regional vendors of translation services specializing in specific languages in various geographic areas;

•

Information Technology consulting and software development and services organizations such as Tata Consultancy Services, Wipro Ltd., Infosys Technologies and Patni, Inc. that provide outsourced Application Development and Management and testing services.

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

From time to time, new companies may enter Lionbridge’s global language and content industry. Although Lionbridge builds unique applications on top of standard translation memory software licensed from third parties in its localization process, and to a lesser extent machine translation software also licensed from third parties, Lionbridge’s technology does not preclude or inhibit others from entering its market.

Lionbridge believes the principal competitive factors in providing its services include its proprietary, web-based language technology platform; its ability to provide clients a comprehensive set of services that address multiple phases of a client’s content and technology application lifecycle; its global infrastructure that supports cost effective, high quality client delivery worldwide; project management expertise; quality and speed of service delivery; vertical industry expertise; expertise and presence in certain geographic areas and corporate reputation. Lionbridge believes it has competed favorably with respect to these factors and has a strong reputation in its industry.

Intellectual Property Rights

Lionbridge’s success is dependent, in part, upon its proprietary methodologies and practices, including its Freeway and Logoport technologies, its proprietary testing practices and methodologies, and other intellectual property rights. Lionbridge has patents or patent applications pending relating to its language automation translation memory engine and Logoport technology and believes that the duration of these patents is adequate relative to the expected lives of their applications. Lionbridge relies on a combination of trade secret, license, nondisclosure and other contractual agreements, and copyright and trademark laws to protect its intellectual property rights. Existing trade secret and copyright laws afford Lionbridge only limited protection. Lionbridge enters into confidentiality agreements with its employees, contractors and clients, and limits access to and distribution of Lionbridge’s and Lionbridge’s clients’ proprietary information. Lionbridge cannot assure that these arrangements will be adequate to deter misappropriation of its proprietary information or that it will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Human Resources

As of December 31, 2006, Lionbridge had 4,295 full-time equivalent employees. Of these, 3,657 were consulting and service delivery professionals and 638 were management and administrative personnel performing sales, operations, marketing, process and technology, research and development, finance, accounting, and administrative functions.

As its workforce doubled in size following the acquisition of BGS in the latter part of 2005, Lionbridge concentrated in 2006 on further streamlining the organizational structure and workflow processes. Emphasis has been and continues to be placed on ensuring that roles are clearly defined, employees are trained in the use of tools and technology, and customer satisfaction is central to Lionbridge’s efforts. Lionbridge recognizes that one of its key competitive advantages is the global diversity of its workforce and continues to broaden the skills and internal job opportunities for its employees.

Lionbridge has employees in Norway who are represented by a labor union, and there are works councils in the Netherlands, France, Germany, Denmark, Finland, and Spain. Lionbridge has never experienced a work stoppage and believes that its employee relations are good.

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

A significant portion of Lionbridge’s revenue is linked to the product release cycles and production schedules of its clients, and, in particular, to certain key clients. As a result, Lionbridge performs varying amounts of work for specific clients from year to year based on their product release cycles and production schedules. A major client in one year may not have use for a similar level of Lionbridge’s services in another year. In addition, Lionbridge derives a significant portion of its revenues from large projects and programs for a limited number of large clients. For the years ended December 31, 2006 and 2005, Lionbridge’s largest client accounted for 22% and 20% of its revenue, respectively, and its five largest clients accounted for approximately 40% of its revenue. As a result, the loss of any major client or a significant reduction in a large project’s scope could materially reduce Lionbridge’s revenue and cash flow, and adversely affect its ability to maintain profitability.

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

Despite the investment of these management and financial resources, an acquisition, including our 2005 acquisition of Bowne Global Solutions (“BGS”), may not produce the revenue, earnings or business synergies that Lionbridge anticipated or may produce such synergies less rapidly than anticipated for a variety of reasons, including:

•	difficulties in the assimilation of the operations, operational systems deployments, technologies, services, products and personnel of the acquired company;

•	failure of acquired technologies and services to perform as expected;

•	risks of entering markets in which Lionbridge has no, or limited, prior experience;

•	effects of any undisclosed or potential legal or tax liabilities of the acquired company;

•	compliance with additional laws, rules or regulations that Lionbridge may become subject to as a result of an acquisition that might restrict Lionbridge’s ability to operate; and

•	the loss of key employees of the acquired company.

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

Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 67% and 57% of its costs and expenses for the years ended December 31, 2006 and 2005, respectively, were denominated in foreign currencies. In addition, 23% and 19% of the Company’s assets were subject to foreign currency exchange fluctuations as of December 31, 2006 and 2005, respectively, while 6% of its liabilities were subject to foreign currency exchange fluctuations as of December 31, 2006 and 2005. The principal foreign currency applicable to our business is the Euro. In addition, Lionbridge has assets and liabilities denominated in currencies other than the functional currency of the relative entity. As a result, Lionbridge is exposed to foreign currency exchange fluctuations. Management has implemented a hedging program to partially hedge its exposure to foreign currency assets or liabilities, primarily with respect to the Euro. Management regularly reviews the hedging program and will make adjustments as necessary. Lionbridge’s hedging activities may not prove favorable or effective against the adverse impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect the Company’s financial condition or results of operations.

Lionbridge may not be able to successfully complete the integration of BGS or to achieve the anticipated benefits of the BGS acquisition.

The integration of BGS into Lionbridge involves a number of risks and presents financial, managerial and operational challenges, and the final phase of integration activities has not yet been completed. In particular, we may have difficulty, and may incur unanticipated expenses related to, integrating technology and financial reporting systems without diverting the attention of management and other personnel from revenue generating activities. We may also face difficulties in retaining and growing certain BGS customer relationships. Failure to successfully complete the integration of BGS may have a material adverse effect on our business, financial condition and results of operations.

Lionbridge may not realize the anticipated benefits of past or future acquisitions and integration of these acquisitions may interrupt the Company’s business and management.

Lionbridge has made significant acquisitions in the past and expects to continue to make acquisitions as part of our long-term business strategy. Most recently, Lionbridge completed the acquisition of BGS in September 2005. Lionbridge may not realize the anticipated benefits of this or any other acquisition, or Lionbridge may not realize the anticipated benefits as quickly as originally anticipated. In particular, the process of integrating acquired companies into the Company’s existing business may result in unforeseen difficulties and delays. These risks include:

•	difficulty in integrating the operations and personnel of the acquired company;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	difficulty in integrating the acquired company’s accounting, financial reporting systems, human resources and other administrative systems;

•	delays or difficulty to achieve the financial and strategic goals for the acquired and combined businesses on the original timetable.

Mergers and acquisitions are inherently risky and if Lionbridge does not fully complete the integration of acquired businesses successfully and in a timely manner, the Company may not realize the anticipated benefits of the acquisitions to the extent anticipated, or as rapidly as anticipated, which could adversely affect Lionbridge’s business, financial condition or results of operations.

Potential fluctuations in Lionbridge’s quarterly results make financial forecasting difficult and could affect its common stock trading price.

As a result of fluctuations in Lionbridge’s revenues tied to foreign currency fluctuations, its clients’ activities and release cycles, customer and vendor pricing pressures, the three-to nine-month length of its typical sales cycle, historical growth, acquisition activity, the emerging nature of the markets in which it competes, global economic conditions and other factors outside its control, Lionbridge believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful. You should not rely on the results of any one quarter as an indication of Lionbridge’s future performance. Lionbridge may not experience revenue increases in future years comparable to the revenue increases in some prior years. There have been quarters in the past in which Lionbridge’s results of operations have fallen below the expectations of securities analysts and investors and this may occur in the future. If in a future quarter Lionbridge’s results of operations were to fall below the expectations of securities analysts and investors, the trading price of its common stock would likely decline.

Fluctuations in the mix of customer demand for the Company’s various types of service offerings could impact Lionbridge’s financial performance and impact Lionbridge’s ability to forecast performance.

Customer demand for the range of the Company’s service offerings varies from time to time and is not predictable, due to fluctuations in customer needs, changes in the customer industries and general economic conditions. As a result, the mix of services provided by Lionbridge to its customers varies at any given time, both within a quarter and from quarter to quarter. These variations in service mix impact gross margins and the predictability of gross margins for any period. Therefore, Lionbridge believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful. You should not rely on the results of any one quarter as an indication of Lionbridge’s future performance. Lionbridge may not experience profitability or margin increases in future years comparable to those experienced in some prior years. There have been quarters in the past in which Lionbridge’s results of operations have fallen below the expectations of securities analysts and investors and this may occur in the future. If in a future quarter Lionbridge’s results of operations were to fall below the expectations of securities analysts and investors, the trading price of its common stock would likely decline.

Lionbridge’s financial performance may be impacted by its ability to transition service execution to its lower cost operational sites, the timing of such transition, and customer acceptance of such transition.

Lionbridge’s business strategy includes the transition of customer service execution to its Global Delivery Centers located in India, China, Poland and Slovakia. The rate at which such services may be transitioned and the timing of any transition is difficult to predict and is dependent on customer demand for such services and customer acceptance of such any such transition. Accordingly, changes in the location of service execution may not produce the anticipated financial benefit and the Company may not realize the anticipated benefits of service execution in its Global Delivery Centers to the extent anticipated, or as rapidly as anticipated, all of which could adversely affect Lionbridge’s business, financial condition or results of operations.

Goodwill and other intangible assets represent a significant portion of Lionbridge’s assets; any impairment of Lionbridge’s goodwill will adversely impact its net income.

At December 31, 2006, Lionbridge had goodwill and other intangible assets of approximately $167.9 million, net of accumulated amortization, which represented approximately 52.2% of its total assets. Lionbridge’s goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill or intangible assets may be impaired. Any excess goodwill carrying value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over a one to five-year period, with the exception of various customer relationships acquired in the BGS transaction that are amortized over a twelve-year period. In addition, Lionbridge will continue to incur non-cash charges in connection with the amortization of its intangible assets other than goodwill over the remaining useful lives of such assets. Future determinations of significant write-offs of goodwill as a result of an impairment test or any accelerated amortization of other intangible assets could have a significant impact on Lionbridge’s net income and affect its ability to achieve or maintain profitability.

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

Growth is a key component of increasing the value of Lionbridge. Since its inception, Lionbridge’s business has grown significantly and it anticipates additional future growth. Recently, Lionbridge focused some of its expansion efforts on leveraging the solution centers in India, China, Poland and Slovakia while concurrently restructuring certain western European operations. This realignment has placed and may continue to place significant demands on management and operational resources. In order to manage growth effectively, Lionbridge must continue to evolve its operational systems. Additional growth may further strain Lionbridge’s management and operational resources. As a result of these concerns, Lionbridge cannot be sure that it will continue to grow, or, if it does grow, that it will be able to maintain its overall historical growth rate.

Lionbridge’s business may be harmed by defects or errors in the services it provides to its clients.

Many of the services Lionbridge provides are critical to its clients’ businesses. While Lionbridge maintains general liability insurance, including coverage for errors and omissions, defects or errors in the services it provides could interrupt its clients’ abilities to provide services to their end users resulting in delayed or lost client revenue. This could damage Lionbridge’s reputation through negative publicity, make it difficult to attract new, and retain existing customers and cause customers to terminate their contracts and seek damages. Lionbridge may incur additional costs to correct errors or defects. Lionbridge cannot assure you that its general liability and errors and omissions insurance coverage will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claims.

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

A strategic advantage of Lionbridge’s operations is its ability to conduct business in international markets. Lionbridge conducts business and has operations and clients throughout the world. As a result, Lionbridge’s business is subject to political and economic fluctuations in various countries and to more cost-intensive social insurance and employment laws and regulations, particularly in Europe. In addition, as Lionbridge continues to employ and retain personnel throughout the world and to comply with various employment laws, it may face difficulties in integrating such personnel on a cost-efficient basis. As Lionbridge aligns its worldwide workforce, it may face difficulties and expense in reducing its workforce in certain high cost countries and regions, including Europe. To date, Lionbridge has been able to successfully staff its international operations, but if Lionbridge seeks to expand its operations, it may become more difficult to manage its international business. In addition, Lionbridge’s ability to engage individual interpreters and translators as contractors rather than employees may be impacted by changes in employment laws, regulations and interpretations in certain jurisdictions, which may expose Lionbridge to additional costs and expenses. Lionbridge’s and its clients’ abilities to conduct business may also be affected by wars, political unrest, terrorism, natural disasters or the impact of diseases such as avian influenza. Furthermore, as a result of operating in international markets, Lionbridge is subject to longer payment cycles from many of its customers and may experience greater difficulties in timely accounts receivable collections. If Lionbridge fails to manage these operations successfully, its ability to service its clients and grow its business will be seriously impeded.

Lionbridge competes in highly competitive markets.

The markets for Lionbridge’s services are very competitive. Lionbridge cannot assure you that it will compete successfully against its competitors in the future. If Lionbridge fails to be competitive with these companies in the future, it may lose market share and its revenue could decline.

There are relatively few barriers preventing companies from competing with Lionbridge. Although Lionbridge owns proprietary technology, Lionbridge does not own any patented or other technology that, by itself, precludes or inhibits others from entering its market. As a result, new market entrants also pose a threat to Lionbridge’s business. In addition to Lionbridge’s existing competitors, Lionbridge may face further competition in the future from companies that do not currently offer globalization or testing services. Lionbridge may also face competition from internal globalization and testing departments of its current and potential clients. Technology companies, information technology services companies, business process outsourcing companies, web consulting firms, technical support call centers, hosting companies and content management providers may choose to broaden their range of services to include globalization or testing as they expand their operations internationally. Lionbridge cannot assure you that it will be able to compete effectively with potential future competitors.

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

Lionbridge has an accumulated deficit and may not be able to continue to achieve operating profit.

For the years ended December 31, 2006, 2005 and 2004, Lionbridge achieved operating profits of $15.0 million, $1.3 million, and $7.2 million, respectively. However, prior to 2003, since inception, Lionbridge incurred substantial losses and may incur losses in the future. Lionbridge has an accumulated deficit of $107.7 million as of December 31, 2006. Lionbridge intends to continue to invest in internal expansion, infrastructure, select acquisitions and its sales and marketing efforts. Lionbridge cannot assure you that it will continue to achieve operating profits in the future or will generate net income in the future.

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

The adoption in June 2006 by the Financial Accounting Standards Board (“FASB”) of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning in the first quarter of 2007. While the Company currently estimates that the cumulative effect of adopting FIN 48 will be immaterial to its consolidated financial statements, it is possible that the final determination of the tax positions of any one of its subsidiaries, particularly those acquired from BGS, could be materially different than what is reflected in the Company’s historical financial statements, and depending on the number of subsidiaries impacted and the extent of any difference, could result in a material effect on the Company’s financial position, results of operations, or cash flows.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Lionbridge maintains solution centers in North America, South America, Europe and Asia. Lionbridge’s headquarters and principal administrative, finance, legal, sales and marketing, investor relations and information technology operations are located in Waltham, Massachusetts. Its principal operational facilities are located as follows:

•

North America—Bellevue, Washington; Boise, Idaho; Boulder, Colorado; Framingham, Massachusetts; Los Angeles, California; New York, New York; Oakdale, Minnesota; San Francisco, CA; Washington, D.C.; and Montreal, Canada

•	South America—Brazil, Chile

•	Europe—Belgium, Denmark, England, Finland, France, Germany, Ireland, Italy, The Netherlands, Norway, Portugal, Poland, Slovakia, Spain

•	Asia—China, India, Japan, Korea, Singapore, Taiwan

Item 3.	Legal Proceedings

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ December 5, 2006 ruling. U.S. District Judge Scheindlin has ordered that all proceedings in the consolidated cases brought against the Company and against the roughly 300 other issuers sued in substantially similar cases (including proceedings relating to the proposed settlement) will be stayed pending the ruling by the Court of Appeals on whether to entertain that petition for rehearing. As a result, in part, of that filing, the impact, if any, of the Court of Appeals’ ruling on the viability of the proposed settlement cannot yet be determined.

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

The California Employment Development Department investigated the classification by Lionbridge Global Solutions II, Inc. of certain of its interpreters as independent contractors for the period from October 1, 2001 through December 31, 2004. On January 28, 2005, the Employment Development Department issued a “Notice of Assessment” determining such interpreters to be common law employees and assessing personal income taxes in the amount of $20,824 and state disability insurance taxes in the amount of $8,213 for the fourth quarter of 2001. Bowne & Co., Inc., under the terms of the Agreement and Plan of Merger between it and the Company dated as of June 27, 2005, is obligated to indemnify the Company for such taxes and penalties incurred for periods on or prior to September 1, 2005. In early January 2007, the Company reached a settlement of this matter with the California Employment Development Department, and the cash amount paid by Lionbridge for resolution of the claims asserted was fully reimbursed to Lionbridge by Bowne & Co., Inc. pursuant to the indemnity obligations stated above.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 28, 2007, there were 504 holders of record of Lionbridge’s common stock. Lionbridge’s common stock is listed and traded on the Nasdaq Global Market under the symbol “LIOX”.

The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock for the past eight quarters, all as reported by the Nasdaq Global Market of the Nasdaq Stock Market L.L.C. The quotations represent interdealer quotations, without adjustments for retail mark ups, mark downs, or commissions, and may not necessarily represent actual transactions.

	High	Low
2006
First Quarter	$8.55	$6.61
Second Quarter	$8.50	$4.94
Third Quarter	$8.06	$4.81
Fourth Quarter	$8.05	$5.62

2005
First Quarter	$7.00	$5.25
Second Quarter	$7.19	$3.87
Third Quarter	$7.79	$6.33
Fourth Quarter	$7.43	$5.88

During 2006, the Company purchased 76,218 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the year ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
February 1, 2006 – February 28, 2006	39,969	$7.12
March 1, 2006 – March 31, 2006	24,870	$7.77
June 1, 2006 – June 30, 2006	1,190	$6.78
August 1, 2006 – August 31, 2006	280	$7.14
September 1, 2006 – September 30, 2006	9,724	$7.18
December 1, 2006 – December 31, 2006	185	$6.21

	76,218

In addition, upon the termination of employees during the year ended December 31, 2006, 39,466 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the year ended December 31, 2006:

Period	Total Number of Shares Forfeited
January 1, 2006 – January 31, 2006	388
March 1, 2006 – March 31, 2006	716
April 1, 2006 – April 30, 2006	125
June 1, 2006 – June 30, 2006	2,866
July 1, 2006 – July 31, 2006	6,848
August 1, 2006 – August 31, 2006	26,023
October 1, 2006 – October 31, 2006	2,500

39,466

Lionbridge has not paid any cash dividends on its common stock and currently intends to retain any future earnings for use in its business.

The following chart compares the total return on a cumulative basis of $100 invested in Lionbridge’s common stock on December 31, 2001 to the Nasdaq Composite Index and the Hemscott Business Software & Services Index.

	2001	2002	2003	2004	2005	2006
LIONBRIDGE TECHNOLOGIES, INC.	100.00	111.42	548.26	383.78	400.91	367.79
HEMSCOTT BUSINESS SOFTWARE & SERVICES	100.00	68.33	91.08	98.38	99.54	117.94
NASDAQ COMPOSITE INDEX	100.00	69.75	104.88	113.70	116.19	128.12

The Stock Performance Graph furnished shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 have been derived from the audited consolidated financial statements of Lionbridge which appear as part of Item 15 of this Form 10-K. The selected consolidated financial data as of December 31, 2004, 2003, and 2002 and for the years ended December 31, 2003 and 2002 have been derived from audited consolidated financial statements of Lionbridge that are not included in this Form 10-K.

The historical results presented are not necessarily indicative of future results. Moreover, on September 1, 2005, Lionbridge acquired BGS. As a result, revenue and operating expenses for the years ended December 31, 2005 and 2006 increased substantially, as more fully discussed in Item 7. As a result of these increases, comparison of the year ended December 31, 2005 and 2006 to prior years, and even between these two years, is less useful. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$418,884	$236,262	$154,101	$141,706	$118,319
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	277,814	153,929	95,787	85,877	71,510
Sales and marketing	30,483	20,725	14,388	13,087	11,798
General and administrative	74,286	46,922	31,000	29,963	29,806
Research and development	2,811	1,646	392	615	1,199
Depreciation and amortization	5,536	3,525	2,928	3,298	3,027
Amortization of acquisition-related intangible assets	8,696	2,791	127	470	528
Merger, restructuring and other charges	4,232	5,448	2,313	943	—

Total operating expenses	403,858	234,986	146,935	134,253	117,868

Income from operations	15,026	1,276	7,166	7,453	451
Interest expense:
Interest on outstanding debt	7,712	2,556	—	1,893	3,189
Accretion of discount on debt and deferred financing costs	858	310	—	356	610
Accelerated recognition of discount and deferred financing costs on early repayment of debt	2,129	—	—	2,139	—
Interest income	427	519	385	89	35
Other (income) expense, net	3,779	587	(100)	288	1,534

Income (loss) before income taxes	975	(1,658)	7,651	2,866	(4,847)
Provision for (benefit from) income taxes	5,877	2,255	511	334	(62)

Net income (loss)	$(4,902)	$(3,913)	$7,140	$2,532	$(4,785)

Net income (loss) per share:(1)
Basic	$(0.08)	$(0.08)	$0.15	$0.07	$(0.15)
Diluted	$(0.08)	$(0.08)	$0.14	$0.06	$(0.15)
Weighted average number of shares outstanding:
Basic	58,997	50,515	46,548	37,406	31,632
Diluted	58,997	50,515	49,361	40,551	31,632

(1)	See Note 2 to Lionbridge’s consolidated financial statements for an explanation of the basis used to calculate net income (loss) per share.

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$27,354	$25,147	$38,450	$29,496	$10,916
Working capital	60,893	57,182	49,961	38,838	6,734
Total assets	321,500	319,977	113,388	105,990	58,164
Long-term debt, less current portion and discounts	77,855	90,268	—	—	24,728
Capital lease obligations, less current portion	150	177	15	167	110
Stockholders’ equity	156,688	149,735	87,466	77,630	1,714

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Founded in 1996, Lionbridge is a leading provider of globalization, development and testing services that enable clients to develop, release, manage and maintain their enterprise content and technology applications globally. Lionbridge Global Language and Content (“GLC”) solutions enable the globalization and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Globalization is the process of adapting content and products to meet the language and cultural requirements of users throughout the world. As part of its GLC solutions, Lionbridge also develops eLearning content and technical documentation. Lionbridge GLC solutions are based on the Company’s internet-architected language technology platform and global service delivery model which make the translation process more efficient for Lionbridge clients and translators.

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

Lionbridge provides a full suite of globalization, testing and development outsourcing services to businesses in diverse end markets including technology, mobile and electronics, life sciences, consumer, publishing, manufacturing, automotive and government. Lionbridge’s solutions include product and content globalization; content and eLearning courseware development; interpretation services; application development and maintenance; software and hardware testing; product certification and competitive analysis. Lionbridge’s services enable global organizations to increase market penetration and speed adoption of global content and products, enhance return on enterprise application investments, increase workforce productivity and reduce costs.

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

In 2006 and 2005, Lionbridge’s operating profit was $15.0 million and $1.3 million, respectively, with a net loss of $4.9 million and $3.9 million, respectively. In 2004 and 2003, Lionbridge’s operating profit was $7.2 million and $7.5 million, respectively, and net income was $7.1 million and $2.5 million, respectively. In

2002, Lionbridge’s operating profit was $451,000 with a net loss of $4.8 million. Prior to 2002, the Company experienced operating losses, as well as net losses, for each year of its operations and, as of December 31, 2006 Lionbridge had an accumulated deficit of $107.7 million.

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

Revenue Recognition.    Lionbridge recognizes revenue as services are performed and amounts are earned in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Lionbridge considers amounts to be earned when (1) persuasive evidence of an arrangement has been obtained; (2) services are delivered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

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

Product and content globalization and product certification projects are fixed price contracts and revenue is recognized as services are delivered. Depending on specific contractual provisions and the nature of the deliverable, revenue is recognized on (1) a proportional performance model based on level of effort, (2) as milestones are achieved or (3) when final deliverables have been met. Amounts billed in excess of revenue recognized are recorded as deferred revenue.

The delivery of Lionbridge’s GLC services involve and are dependent on the translation of content by subcontractors and in-house employees. As the time and cost to translate each word of content within a project is relatively uniform, labor input is reflective of the delivery of the contracted service and an appropriate metric for the measurement of proportional performance in delivering such services. The use of a proportional performance assessment of service delivery requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, anticipated increases in employee wages and prices for subcontractor services, and the availability of subcontractor services. When adjustments in estimated project costs are identified, anticipated losses, if any, are recognized in the period in which they are determined.

Lionbridge’s GLC agreements with its customers may provide the customer with a fixed and limited time period following delivery during which Lionbridge will attempt to address any non-conformity to previously agreed upon objective specifications relating to the work, either in the form of a limited acceptance period or a post-delivery warranty period. Management believes recognition of revenue at the time the services are delivered is appropriate, because its obligations under such provisions are limited in time and in scope, and historically have not involved significant costs. In the future, if the post-delivery acceptance or warranty provisions become more complex or include subjective acceptance criteria, Lionbridge may have to revise its revenue recognition policy appropriately, which could affect the timing of revenue recognition.

Lionbridge provides integrated full-service offerings throughout a client’s product and content lifecycle, including GLC and GDT services. Such multiple-element service offerings are governed by the Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” For these arrangements where the GLC and GDT services have independent value to the customer, and there is evidence of fair value for each service, the combined service arrangement is bifurcated into separate units for accounting treatment. In instances where it is not possible to bifurcate a project, direct and incremental costs attributable to each component are deferred and recognized together with the service revenue upon delivery. The determination of fair value requires the use of significant judgment. Lionbridge determines the fair value of service revenues based upon its recent pricing for those services when sold separately and/or prevailing market rates for similar services.

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

Business Combinations.    In the event that Lionbridge completes a business combination where the purchase method of accounting is used as required by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the Company allocates the purchase price paid to the assets of the business acquired, including intangible assets, and the liabilities assumed based on their estimated fair values, with any amount of excess purchase price recorded as goodwill. Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets which typically comprise acquired customer contracts and relationships and acquired technology. The valuation of purchased intangible assets is principally based upon estimates of the future performance and cash flows from the acquired business. If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations.

Valuation of Goodwill and Long Lived Assets.    Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that Lionbridge considers important that could trigger an impairment review include: significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. When Lionbridge determines that the carrying value of intangibles and goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company measures any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment on an annual basis. At December 31, 2006 and 2005, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was required to be recorded related to the Company’s annual impairment testing in either year. Estimating future cash flows requires management to make projections that can differ materially from actual results.

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets, including other intangibles assets and property and equipment, in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets,” if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Long-lived assets, other than goodwill and other intangible assets, which are held for disposal, are recorded at the lower of carrying value or fair market value less the estimated cost to sell. Factors that could lead to an impairment of acquired customer relationships (recorded with the BGS acquisition) include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

Provision for Income Taxes.    Lionbridge is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing its consolidated financial statements. This involves estimating the current taxes in each taxing jurisdiction in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made to determine likelihood that any deferred tax asset will be utilized to offset taxable income. To the extent that Lionbridge determines that it is more likely than not that its deferred tax assets will not be utilized, a valuation allowance is established. A change in taxable income in future periods that is significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense.

Lionbridge provides for potential amounts due in various tax jurisdictions. In the ordinary course of conducting business in multiple countries and tax jurisdictions, there are many transactions and calculations where the ultimate tax outcome is uncertain. Judgment is required in determining the Company’s worldwide income tax provision. The Company believes it has made adequate provisions for income taxes for all years subject to audit. Although the Company believes its estimates are reasonable, Lionbridge can make no assurances that the final tax outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provisions and operating results in the period in which such a determination is made.

Significant Acquisitions

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2006 have resulted in the cumulative recognition of approximately $204.1 million of goodwill and other intangible assets on its balance sheet. Other acquired intangible assets are amortized over periods ranging from one to twelve years.

Acquisitions in the three year period ended December 31, 2006 were as follows:

Bowne Global Solutions

On September 1, 2005, Lionbridge completed the acquisition of Bowne Global Solutions (“BGS”) pursuant to the terms of the Agreement and Plan of Merger dated as of June 27, 2005. After the acquisition, BGS became a wholly owned subsidiary of Lionbridge. At the closing, each share of common stock of BGS was automatically converted into the right to receive a portion of the acquisition consideration. To fund a portion of the purchase price for its acquisition of BGS, the Company entered into a Credit Agreement (“Credit Agreement”) dated as of September 1, 2005, together with certain of its U.S. and non-U.S. subsidiaries, the several banks and financial institutions as may become parties to the Credit Agreement (“Lenders”) and Wachovia Bank, National Association, as administrative agent for the Lenders. The Credit Agreement was replaced in December 2006 with a Credit Agreement (the “HSBC Credit Agreement”) dated as of December 21, 2006, by and among the Company, certain of its U.S. and non-U.S. subsidiaries, the several banks and financial institutions named therein, and HSBC Bank USA, National Association, which provided for a five-year revolving line of credit of up to $100.0 million.

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

At December 31, 2005, the Company reported goodwill of $96.1 million resulting from the preliminary purchase price allocation. The goodwill of $96.1 million resulting from the purchase price allocation reflects the value of the underlying enterprise, as well as the anticipated value of synergies that Lionbridge expects to realize as the business is integrated into existing Lionbridge operations. The total $96.1 million of goodwill has been assigned to the Company’s GLC segment. Goodwill allocated to domestic operations is expected to be deductible for tax purposes.

During the twelve months following the acquisition, the Company adjusted certain estimates recorded as part of the fair value purchase accounting. The acquired incentive compensation liability was reduced by

$521,000 and deferred tax assets were reduced by $247,000. In addition, the Company received a $2.5 million purchase price reimbursement from Bowne for pre-acquisition tax liabilities and recorded a $164,000 tax receivable for recovery of pre-acquisition value added taxes. These purchase accounting adjustments resulted in a net decrease in goodwill of $3.0 million during 2006.

Additionally, the Company continued to exit certain activities of BGS as a part of the merger plan, resulting in restructuring and other charges of $2.7 million for severance and $256,000 for vacated facilities costs.

In connection with the acquisition of BGS, Bowne & Co., Inc. agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. Accordingly, the Company has not recorded any amounts as pre-acquisition tax contingencies in connection with the BGS acquisition.

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

Merger, Restructuring and Other Charges

In 2006, Lionbridge recorded $4.2 million of restructuring and other charges. The $4.2 million included $2.0 million for workforce reductions in the Netherlands, Ireland, Germany and the U.S. consisting of forty-five technical, four sales and two administrative staff and $421,000 for anticipated losses on vacated facilities, net of sub-lease income, both recorded pursuant to the guidance in SFAS No. 146, “Accounting for Costs associated with Exit or Disposal Activities” and $1.8 million of other charges, principally professional services fees, related to the integration of BGS. Of these charges, $1.6 million related to the Company’s Global Language and Content (“GLC”) segment, $1.2 million related to Global Development and Testing (“GDT”) segment and $1.4 million related to Corporate and Other. Of the $7.4 million of cash payments in 2006, $6.1 million and $1.3 million related to the GLC and GDT segments, respectively, and $30,000 related to Corporate and Other.

Lionbridge recorded $5.4 million of restructuring and other charges in the year ended December 31, 2005. Of this amount, $5.0 million was primarily related to the acquisition of BGS and was recorded in the six month period ended December 31, 2005 and $449,000 was recorded during the six months ended June 30, 2005. The $5.4 million recorded in the year ended December 31, 2005 included $1.2 million for anticipated losses on vacated facilities, $1.3 million for workforce reductions in Germany, France and the U.S., consisting of fifty technical, thirteen administrative and three sales staff and $35,000 for the impairment of long-lived assets recorded pursuant to the guidance in SFAS No. 146, “Accounting for Costs associated with Exit or Disposal Activities” and $2.8 million of other charges, principally professional services fees, related to the integration of BGS recorded pursuant to the guidance in Emerging Issues Task Force Abstract 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination” (“EITF 95-3”), and related literature. Of these charges, $2.5 million related to the Company’s GLC segment, $72,000 to the GDT segment and $2.8 million related to Corporate and Other. Of the $3.6 million of cash payments in 2005, $3.2 million and $277,000 related to the GLC and GDT segments, respectively, and $83,000 related to Corporate and Other.

Lionbridge recorded restructuring and other charges of $2.3 million in the year ended December 31, 2004. Of the $2.3 million, $1.9 million related primarily to a restructuring plan initiated in the third quarter of 2003, in conjunction with the acquisition and integration of Mentorix and included $726,000 for anticipated losses recorded on vacated facilities, $146,000 for the impairment of long-lived assets, and $982,000 for workforce reductions in the U.S., Brazil, France, Ireland, Germany, the Netherlands and China, consisting of fifty-nine technical, twelve administrative, and four sales staff. This restructuring plan was completed during the second quarter of 2004. Since inception of this plan, and including charges recorded in 2003, Lionbridge has recorded $2.8 million in the aggregate of related restructuring and other charges. During the fourth quarter of 2004, the Company recorded $459,000 of restructuring and other charges for workforce reductions in Ireland, France and the U.S., consisting of five technical and four administrative staff. Of the $2.3 million of restructuring and other charges recorded in the year ended December 31, 2004, $1.1 million related to the Company’s GLC segment, $986,000 to the GDT segment and $240,000 to Corporate and Other. Of the $1.7 million of cash payments in 2004, $942,000 and $633,000 related to the GLC and GDT segments, respectively, and $121,000 was incurred in Corporate and Other.

The following table summarizes the merger and restructuring reserve activity (excluding long-lived asset impairments and the $1.8 million and $2.8 million of other charges related to the integration of BGS recorded in 2006 and 2005, respectively) for the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004
Balance, beginning of the year	$4,210,000	$784,000	$361,000
Employee severance:
Merger and restructuring charges recorded (1)	2,011,000	1,329,000	1,441,000
Revisions of estimated liabilities	—	—	(45,000)
Liabilities assumed and recorded on business combinations (2)	2,716,000	1,864,000	—
Cash payments related to liabilities assumed and recorded on business combinations	(3,407,000)	(1,306,000)	—
Cash payments related to liabilities recorded on exit or disposal activities	(2,014,000)	(1,430,000)	(1,321,000)

	(694,000)	457,000	75,000

Vacated facility/lease termination:
Merger and restructuring charges recorded (1)	421,000	1,246,000	726,000
Liabilities assumed and recorded on business combinations (2)	256,000	2,548,000	—
Cash payments related to liabilities assumed and recorded on business combinations	(1,222,000)	(290,000)	—
Cash payments related to liabilities recorded on exit or disposal activities	(583,000)	(535,000)	(378,000)

	(1,128,000)	2,969,000	348,000

Balance, end of the year	$2,388,000	$4,210,000	$784,000

(1)	Charges recorded pursuant to the guidance in SFAS No. 146
(2)	Liabilities assumed recorded pursuant to the guidance in EITF 95-3, and related literature

At December 31, 2006, the consolidated balance sheet includes accruals totaling $2.4 million primarily related to employee terminations costs and vacated facilities. Lionbridge currently anticipates that $1.5 million of this will be fully utilized in 2007. The remaining $882,000 relates to lease obligations on unused facilities expiring through 2011 and is included in long-term liabilities.

Non-Cash Charges

Stock-Based Compensation

Lionbridge recorded stock-based compensation of approximately $6.1 million, $1.6 million and $632,000 in 2006, 2005 and 2004, respectively, in connection with stock options and restricted stock awards.

In 2006, Lionbridge issued 432,500 shares of restricted common stock and restricted stock units with a fair market value of $3.0 million. Restrictions on disposition lapse over four years from the date of grant on each anniversary date.

On September 19, 2006, Lionbridge issued 200,000 shares of restricted common stock with a fair market value of $1.2 million to its Chief Executive Officer. This restricted stock award is subject to the following market-based vesting criteria: 33% of the market-based award vests on the date that the Company’s average closing stock price in a consecutive thirty calendar day period is greater than or equal to $10.00; an additional 33% of the market-based award vests on the date that the Company’s average closing stock price in a consecutive thirty calendar day period is greater than or equal to $13.50; and the remaining 34% of the market-based award vests on the date the Company’s average closing stock price in a consecutive thirty calendar day period is greater than or equal to $17.00. The Company uses the lattice model to value market condition awards. For awards with market conditions with a cliff vesting feature, as described above, the Company recognizes stock-based compensation on a straight-line basis over the requisite service period.

Lionbridge currently expects to amortize the following unamortized compensation in connection with restricted stock awards outstanding as of December 31, 2006 in the years ending:

Year ending December 31,
2007	$2,603,000
2008	1,672,000
2009	989,000
2010	167,000

$5,431,000

For the years ended December 31, 2006, 2005 and 2004, 1,337,500, 959,000 and 620,250 stock options were granted, respectively.

Lionbridge currently expects to amortize the following amounts of stock-based compensation related to stock options outstanding as of December 31, 2006 in the years ending:

Year ending December 31,
2007	$3,437,000
2008	1,679,000
2009	823,000
2010	110,000

$6,049,000

Executive Summary

During 2004 and 2005, Lionbridge implemented key elements of its strategy for market expansion and long-term growth. The Company built upon its code and content service offerings, developed and deployed the industry’s first web-based language technology, expanded its offshore capabilities and developed an integrated services offering through its global infrastructure. During this period, the Company also increased revenue from its existing customers and broadened its customer base across diverse industries. In 2005, Lionbridge completed its acquisition of BGS, the globalization division of Bowne & Co., Inc. BGS was a Lionbridge competitor and the largest provider in the globalization services industry with total revenue approximately 45% greater than Lionbridge’s revenue at the time of acquisition. BGS’s worldwide presence, language expertise and broadly diversified customer base complement Lionbridge’s advanced language technology and its comprehensive development and testing services. A more diverse customer base and a cost-efficient delivery platform augment the Company’s globalization, testing and development solutions and allow the Company to expand its growth opportunities.

During 2006, Lionbridge integrated BGS into its existing operations, deployed a new web-based language management system, expanded operations and grew its employee base throughout its cost-efficient solution centers in India, China, Poland and Slovakia. These initiatives are enabling Lionbridge to address its clients’ growing requirements for global-scale, integrated code and content services that are based on an internet-architected, cost-efficient delivery model.

Deploying Web-Based Language Technology

Lionbridge is the only company in its industry that has a global internet-based platform to manage each client’s worldwide language assets in a free hosted environment. The linguistic engine of this platform is Logoport, Lionbridge’s Web-architected, on-demand, translation memory technology. Following initial pilot programs in 2005, Lionbridge deployed Logoport throughout its operations during 2006 to support more than 250 million words, 700 client programs and 10,000 users worldwide. To further enhance its technology platform, Lionbridge introduced Freeway, a free, web-based client portal in May of 2006. As a complimentary technology that is integrated with the Logoport linguistic engine, Freeway provides a client portal for submitting, tracking and managing translation activities in a web-based environment. Since its deployment, more than 150 Lionbridge clients have adopted Freeway as their preferred management platform. As the backbone for the Company’s managed service model, Freeway provides one centralized Internet platform for managing translation, and allows Lionbridge to offer its clients all of the benefits of technology, without the cost or complexity.

In 2007, Lionbridge plans to accelerate the deployment of Freeway and Logoport across all programs, customers and translators worldwide. By combining real-time, hosted language management with cost-efficient execution, Lionbridge believes it has a distinct competitive advantage in what it can offer its clients: accelerated time to market, greater efficiency and seamless global delivery.

Reaching Global Scale

Over the past ten years, Lionbridge has built a global infrastructure that optimizes its core service offerings. During this time, the Company has also expanded the scale and breadth of client solutions. Through the expansion of its operational infrastructure, through the deployment of technology and through its establishment of offshore delivery capabilities, Lionbridge has responded to its customers’ needs for a complete service offering that unifies content and application development, multilingual delivery, and testing services as one integrated outsourced program offering.

In 2006, the Company enhanced the scale and breadth of its global offerings with the integration of BGS. This acquisition created the largest-scale globalization company in the world with approximately 4,300 employees in 25 countries worldwide. As a result of this acquisition, Lionbridge is able to apply its infrastructure of people, technology and expertise across a larger volume of activity.

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

Financial Highlights

In 2006, Lionbridge grew its revenue to $418.9 million. Due to the completion of the integration of the legacy Lionbridge and BGS GLC service and sales operations during the year ended December 31, 2006, it is no longer possible to separately attribute revenue increases specifically to legacy Lionbridge and BGS sales and operations. The Company has concluded that the revenue increase during 2006 is attributable to both the additional eight months of BGS revenue and the synergies of the combined, integrated sales and operational model, as compared to 2005.

Revenue of $418.9 million for the year ended December 31, 2006 represents a 77.3% increase over 2005. Revenue from the Company’s GLC business grew by $162.7 million, or approximately 94.3% over the prior year, primarily due to revenue attributable to Lionbridge’s acquisition of BGS, with the balance attributable to organic growth. Also, $15.9 million of the increase year-on-year was due to the inclusion of eight additional months of revenue from the Company’s Interpretation business resulting from Lionbridge’s acquisition of BGS, as compared to 2005. Revenue from the Company’s GDT business grew by $4.1 million, or 7.2%, as compared to 2005.

The growth of the business during 2006, partially offset by integration costs, drove $15.0 million of operating income, and cash flow from operations of $16.6 million, and strengthened the Company’s working capital position year-over-year.

In the fourth quarter of 2006, Lionbridge completed a debt refinancing, and entered into a five-year $100.0 million Revolving Credit Facility agreement replacing the Company’s Term Loan Facility and Revolving Credit Facility, that had been in place since September 1, 2005.

In 2005, Lionbridge grew its revenue to $236.3 million, mostly driven by $76.9 million attributable to the acquisition of BGS on September 1, 2005. The growth of the business during 2005, despite integration costs incurred, drove $1.3 million of operating income, and cash flow from operations of $8.8 million.

In the fourth quarter of 2005, Lionbridge completed a public offering of 10.8 million shares of Lionbridge common stock. 9.4 million of these shares were sold by Bowne & Co., Inc. and 1.4 million shares were sold by the Company when the underwriters exercised their over-allotment option. The Company used the proceeds from the sale of its shares to pay down $7.5 million of its debt.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenue.

	Year Ended December 31,
	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	66.3	65.2	62.2
Sales and marketing	7.3	8.8	9.3
General and administrative	17.7	19.8	20.1
Research and development	0.7	0.7	0.2
Depreciation and amortization	1.3	1.5	1.9
Amortization of acquisition-related intangible assets	2.1	1.2	0.1
Merger, restructuring and other charges	1.0	2.3	1.5

Total operating expenses	96.4	99.5	95.3

Income from operations	3.6	0.5	4.7
Interest expense:
Interest on outstanding debt	1.9	1.1	—
Accretion of discount on debt and deferred financing charges	0.2	0.1	—
Accelerated recognition of discount and deferred financing costs on early repayment of debt	0.5	—	—
Interest income	0.1	0.2	0.2
Other (income) expense, net	0.9	0.2	(0.1)

Income (loss) before income taxes	0.2	(0.7)	5.0
Provision for income taxes	1.4	1.0	0.3

Net income (loss)	(1.2)%	(1.7)%	4.7%

Revenue.    The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the years ended December 31, 2006, 2005 and 2004, respectively:

	2006		2005		2004
GLC	$335,205,000	80%	$172,550,000	73%	$98,658,000	64%
GDT	60,697,000	14%	56,624,000	24%	55,443,000	36%
Interpretation	22,982,000	6%	7,088,000	3%	—	—

Total revenue	$418,884,000	100%	$236,262,000	100%	$154,101,000	100%

In 2006, total revenue was $418.9 million, an increase of $182.6 million, or 77.3% from $236.3 million in 2005. Revenue for 2006 and 2005 included twelve months and four months of consolidated revenue from the legacy BGS operations, respectively. As noted above, due to the completion of the integration of the legacy Lionbridge and BGS GLC service and sales operations during the year ended December 31, 2006, it is no longer possible to separately attribute revenue increases to legacy Lionbridge and BGS sales and operations. The Company has concluded that the revenue increase during 2006 is attributable to both the additional eight months of BGS revenue and the synergies of the combined, integrated sales and operational model. The increase consists of $162.7 million, $4.1 million and $15.9 million of revenue growth in GLC, GDT and Interpretation, respectively. In 2005, total revenue was $236.3 million, an increase of $82.2 million, or 53.3% from $154.1 million in 2004. The $82.2 million increase includes a GLC revenue increase of $73.9 million, an increase of $1.2 million in GDT revenue, and $7.1 million of revenue for four months of Interpretation, acquired from BGS.

Revenue from the Company’s GDT business was $60.7 million for the year ended December 31, 2006, an increase of $4.1 million, or 7.2%, from $56.6 million for the year ended December 31, 2005. The year-on-year increase in GDT revenue was primarily due to increased revenue from existing large customer programs, new projects within existing customers as well as growth in the life sciences sector. Most of this growth was executed from the Company’s lower cost development centers located in India and China. This growth was partially offset by a reduction in testing revenues from the Company’s higher cost development centers located in the United States and Europe, as compared to 2005. GDT revenue in 2005 increased to $56.6 million from $55.4 million in 2004, an increase of $1.2 million, or 2.1%. This increase in GDT revenue was primarily due to increased revenue from services performed at the Company’s lower cost development center located in India, offset by a reduction in testing revenues from the Company’s higher cost development centers located in the United States as compared to 2004.

Revenue from the Company’s Interpretation business for the year ended December 31, 2006 increased $15.9 million, or 224.2%, to $23.0 million from $7.1 million for the year ended December 31, 2005. This increase in revenue is attributable to the inclusion of eight additional months of revenue from Lionbridge’s acquisition of BGS, as compared to 2005. Revenue for 2006 and 2005 included twelve months and four months of consolidated revenue from the legacy BGS operations, respectively.

Lionbridge’s ten largest customers accounted for 49% of revenue in 2006 as compared to 51% of revenue in 2005 and 59% of revenue in 2004.

Cost of Revenue.    Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the prior year and as a percentage of revenue for the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	% Change 2005 to 2006	2005	% Change 2004 to 2005	2004
GLC:
Cost of revenue	$221,467,000	94.8%	$113,701,000	77.2%	$64,176,000
Percentage of revenue	66.1%		65.9%		65.0%
GDT:
Cost of revenue	38,212,000	10.0%	34,727,000	9.9%	31,611,000
Percentage of revenue	63.0%		61.3%		57.0%
Interpretation:
Cost of revenue	18,135,000	229.7%	5,501,000	100.0%	—
Percentage of revenue	78.9%		77.6%		—

Total cost of revenue	$277,814,000		$153,929,000		$95,787,000

Percentage of revenue	66.3%		65.2%		62.2%

During 2006, as a percentage of revenue, cost of revenue increased to 66.3% as compared to 65.2% for 2005. For the year ended December 31, 2006, cost of revenue increased $123.9 million, or 80.5%, to $277.8 million as compared to $153.9 million for the prior year. The increase was primarily due to the changes in the revenue and service mix discussed below, year over year, as a result of the impact of the acquisition of BGS.

Each segment provides distinctive services, with different gross margins. The year ended December 31, 2006 included twelve months of consolidated revenue from the legacy BGS operations. GLC, GDT and Interpretation accounted for approximately 80.0%, 14.5% and 5.5% of the total revenue, as compared to the year ended December 31, 2005 which included four months of revenue from the legacy BGS operations, and combined results of BGS, GLC, GDT and Interpretation accounted for approximately 73.0%, 24.0% and 3.0% of the total revenue. This change in revenue mix and the addition of higher cost ratios in the acquired Interpretation business results in an increase in the cost of revenue ratio for the Company for 2006 as compared to 2005.

As noted above, due to the completion of the integration of the legacy Lionbridge and BGS GLC service and sales operations during 2006, it is no longer possible to separately attribute increases in the cost of revenue to legacy Lionbridge and BGS operations. The Company has concluded that the cost of revenue increase during 2006 is substantially attributable to the additional eight months of cost of revenue related to the legacy BGS operations and that this increased expense was partially offset by the cost savings from the combined, integrated sales and operational model.

Cost of revenue as a percentage of revenue in the Company’s GLC business increased to 66.1% for the year ended December 31, 2006, as compared to 65.9% for the same period of the prior year. This increase reflects higher costs for translation services, mainly due to variation in work mix and the impact of the implementation of a new contract management system during the second half of 2006. These increases were partially offset by benefits realized from the deployment and use of Logoport, Lionbridge’s language management technology platform, and lower internal operating costs resulting from certain restructuring and cost reduction actions initiated in 2005.

GDT cost of revenue increased to 63.0% for 2006 as compared to 61.3% for 2005. The Company accelerated the transition of several customer projects from execution in the United States and Western Europe to execution in India, Poland, Slovakia and China in late 2005 and throughout 2006. In connection with this transition, the Company closed its Galway, Ireland delivery center. To carry-out this transition, the Company invested in facility upgrades and capacity expansions in India and China. It also incurred start-up costs for new customer programs including a major technology customer program in Eastern Europe. The Company also incurred transition costs for compensation, travel and training to transfer several project deliveries from Western Europe to India for a pharmaceutical customer. In addition, work mix variations in testing services as compared to the prior year resulted in higher cost of revenue during 2006. In 2005, GDT cost of revenue as a percentage of revenue increased to 61.3%, as compared to 57.0% for 2004.

GDT cost of revenue was $38.2 million for 2006, an increase of $3.5 million, or 10.0%, from $34.7 million in 2005, primarily reflecting increased revenue levels and the impact of the start-up and transition costs as noted above. In 2005, GDT cost of revenue increased $3.1 million, or 9.9%, to $34.7 million from $31.6 million in 2004, primarily due to the expense of building capacity in and transitioning production to our India operations, and in support of a $1.2 million increase in revenue, year over year.

Cost of revenue as a percentage of revenue in the Company’s Interpretation business increased to 78.9% in 2006, as compared to 77.6% for the year ended December 31, 2005. This increase reflects the impact of changes in the work mix, including the addition of “rare languages” interpretation services and certain one time start up expenses related to a new contract, as compared to the prior year. Cost of revenue was $18.1 million for the year ended December 31, 2006, an increase of $12.6 million, or 229.7%, as compared to $5.5 million for the same period of 2005. The increase primarily reflects the cost required to support twelve months of revenue from the legacy BGS operations in 2006, as compared to four months of revenue from the legacy BGS operations in 2005.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation/CRM system expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004
Total sales and marketing expenses	$30,483,000	$20,725,000	$14,388,000
Increase from prior year	9,758,000	6,337,000
Percentage of revenue	7.3%	8.8%	9.3%

In 2006, sales and marketing expenses increased 47.1% to $30.5 million from $20.7 million in 2005. This increase is primarily due to higher employee-related expenses and travel costs in the sales organization to support the $182.6 million increase in revenue, year over year. As part of the BGS integration and merger, sales and marketing departments were combined and restructured. Additionally, new employees have been hired and revised compensation plans have been implemented. Sales employees sell and place work in all locations, and, as a result, the exact increase in cost attributable to the BGS acquisition is indeterminable. Additionally, sales and marketing expense includes approximately $727,000 of additional stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006 for the year ended December 31, 2006 as compared to the prior year. As a percentage of revenue, sales and marketing expenses decreased to 7.3% in 2006 from 8.8% in 2005. This improvement is primarily as a result of the increased revenue levels year on year, partially offset by higher employee-related expenses and travel costs in the sales organization.

In 2005, sales and marketing costs increased $6.3 million, or 44.0%, to $20.7 million as compared to $14.4 million in 2004. This increase was primarily due to expense attributable to Lionbridge’s acquisition of BGS, the result of higher employee-related expenses and travel costs in the sales organization to support the 53.3% increase in revenue during the period.

General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004
Total general and administrative expenses	$74,286,000	$46,922,000	$31,000,000
Increase from prior year	27,364,000	15,922,000
Percentage of revenue	17.7%	19.8%	20.1%

In 2006, general and administrative expenses increased $27.4 million to $74.3 million from $46.9 million in 2005. This increase is primarily due to the expenses attributable to Lionbridge’s integration of BGS, with the remainder of the increase resulting from higher employee costs, professional fees and certain other costs incurred in connection with the consolidation of BGS, as compared to the corresponding period of the prior year. As part of the BGS integration, merger and restructuring, the responsibilities of many general and administrative employees were changed, certain employees were terminated and others hired. Additionally, certain facilities were combined and operating expenses adjusted in order to accommodate the combined company as compared to two separate entities. These expenses support the combined company’s operations and, as a result, the exact increase in cost attributable to the BGS consolidation is indeterminable. Additionally, general and administrative expense includes approximately $2.6 million of additional stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006 for the year ended December 31, 2006 as compared to the prior year.

General and administrative expenses, as a percentage of revenue, decreased to 17.7% in 2006 as compared to 19.8% in 2005. The percentage of revenue improved year over year, as the increased expenses noted above were more than offset by the growth in revenue and the benefit of restructuring activities primarily related to the integration of the BGS acquisition and the India operation.

In 2005, general and administrative expenses increased $15.9 million to $46.9 million, from $31.0 million in 2004. The increase was primarily the result of approximately $14.0 million of expense attributable to Lionbridge’s acquisition of BGS, with the remainder the result of higher employee, professional fees and certain other costs incurred in the second half of 2005 in connection with the acquisition. As a percentage of revenue, general and administrative expenses decreased to 19.8% in 2005, as compared to 20.1% in 2004, due primarily to the items noted above as well as the impact of the increase in revenue from period to period.

Research and Development.    Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004
Total research and development expenses	$2,811,000	$1,646,000	$392,000
Increase from prior year	1,165,000	1,254,000
Percentage of revenue	0.7%	0.7%	0.2%

In 2006, research and development expense increased 70.8% to $2.8 million from $1.6 million in 2005. In 2005, research and development expense increased to $1.6 million from $392,000 in 2004. These increases were primarily attributable to research and development costs incurred in development of a web-based hosted language management technology platform and, to a lesser degree, attributable to additional research and development activities acquired from BGS. The Company expects research and development expense to increase during 2007 as the Company invests in the further development of its web-based hosted language management technology platform.

Depreciation and Amortization.    Depreciation and amortization expense related to property and equipment that is being recognized over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004
Total depreciation and amortization expense	$5,536,000	$3,525,000	$2,928,000
Increase from prior year	2,011,000	597,000
Percentage of revenue	1.3%	1.5%	1.9%

In 2006, depreciation and amortization expense increased $2.0 million, or 57.0%, to $5.5 million, as compared to $3.5 million in 2005. The increase was primarily the result of the incremental depreciation and amortization expense attributable to Lionbridge’s consolidation of BGS, and reflects the impact of the additional eight months of combined operations in 2006, as compared to four months during 2005, partially offset by lower depreciation expense due to the culmination of depreciable lives of certain assets acquired in prior years. In 2005, depreciation and amortization expense increased $597,000, or 20.4%, to $3.5 million, as compared to $2.9 million in 2004, also due to incremental depreciation and amortization expense attributable to Lionbridge’s consolidation of BGS partially offset by lower depreciation expense due to the culmination of depreciable lives of certain assets acquired in prior years.

Amortization of Acquisition-related Intangible Assets.    Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets from acquired businesses. Amortization expense for 2006 and 2005 of $8.7 million and $2.8 million, respectively, relates solely to the amortization of identifiable intangible assets acquired from BGS. The increase in amortization of acquisition-related intangible assets reflects the impact of the additional eight months of combined operations in 2006, as compared to 2005.

Interest Expense.    Interest expense represents interest paid or payable on debt, the amortization of deferred financing costs and the accretion of discounts on debt and in 2006, accelerated deferred financing charges upon early repayment of debt. The following table shows interest expense, dollar changes from the prior year and as a percentage of revenue for the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004
Total interest expense	$10,699,000	$2,866,000	—
Increase from prior year	7,833,000	2,866,000
Percentage of revenue	2.6%	1.2%	—

In 2006, interest expense of $10.7 million primarily represents interest paid or payable on debt and the amortization of deferred financing costs on the original $100.0 million term facility entered into by the Company in the third quarter of 2005 to fund a portion of the purchase price for its acquisition of BGS. On December 21, 2006, the Company entered into a Credit Agreement (the “HSBC Credit Agreement”), dated as of December 21, 2006, together with VeriTest, Inc. (“VeriTest”), Lionbridge US, Inc. (“Lionbridge US”), Lionbridge Global Solutions Federal, Inc. (“Federal”) and Lionbridge Global Solutions II, Inc. (“LGS II”) (VeriTest, Lionbridge US, Federal and LGS II, are collectively the “US Guarantors”), the several banks and financial institutions as may become parties to the HSBC Credit Agreement (collectively, the “Lenders”) and HSBC Bank USA, National Association, as administrative agent for the Lenders (“HSBC”). The Credit Agreement replaces the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. An incremental $2.1 million of interest expense was recognized as accelerated deferred financing costs in December 2006 upon early repayment of this debt. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At December 31, 2006, $77.7 million was outstanding with an interest rate of 7.1%.

In 2005, interest expense of $2.9 million primarily represented interest paid or payable on debt and the amortization of deferred financing costs on the original $100.0 million term facility entered into by the Company in the third quarter of 2005 to fund a portion of the purchase price for its acquisition of BGS. During the fourth quarter of 2005, the Company used a portion of the net proceeds from a follow-on public offering of common stock to pay down $7.5 million of its outstanding debt. There was no outstanding debt in 2004.

Other Expense, Net.    Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. In 2006, the Company recognized $3.8 million in other expense as compared to $587,000 in the prior year. This increase was primarily attributable to the larger net position of U.S. dollar and Euro denominated assets and liabilities, due to the BGS acquisition, combined with the variances among the Euro and other currencies against the U.S. dollar in 2006, as compared to the net position and variance during the prior year, partially offset by net realized and unrealized foreign currency gains of $247,000 recorded in 2006 on forward contracts. Additionally, the increase includes a reserve of approximately $800,000 recorded in connection with employment litigation matters.

The Company recognized $587,000 in other expense, net in 2005, as compared to $100,000 in other income, net in 2004, primarily due to foreign currency transaction losses.

Provision for Income Taxes.    The following table shows the provision for income taxes and the effective income tax rate for the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004
Provision for income taxes	$5,877,000	$2,255,000	$511,000
Effective income tax rate	602.8%	(136.0)%	6.7%

The income tax provision increased $3.6 million to $5.9 million in 2006 from $2.3 million in 2005. The 2006 provision for income taxes is primarily attributable to $6.0 million of current income tax expense resulting from profits in various foreign jurisdictions; a $1.5 million decrease in the deferred tax benefit associated with the amortization of the foreign deferred tax assets and liabilities; a $722,000 increase in the worldwide FAS 5 tax reserves; and a $527,000 increase in the deferred tax liability associated with tax deductible goodwill acquired in the BGS acquisition during 2005.

The tax deductible goodwill acquired in the BGS acquisition during calendar year 2005 has resulted in an increase to the U.S. net operating loss carryover. This U.S. net operating loss carryover gives rise to a deferred tax asset, which is fully offset by a valuation allowance. Therefore, the Company does not obtain any current cash tax savings for this deductible tax amortization; nor is there any financial statement benefit recorded for the current year deduction attributable with the tax amortization associated with this purchased goodwill. Since the Company is not allowed to amortize the purchased goodwill for GAAP purposes, but is allowed to deduct amortization for tax purposes, the tax basis in purchased goodwill decreases over time. This results in a book basis in an asset that is greater than the tax basis in the asset, and gives rise to a future taxable difference.

The tax provision increased $1.7 million, from 2004 to 2005. Approximately $800,000 of the increase relates to tax on profits from the acquired BGS business in 2005. Additionally, in 2005 approximately $500,000 of tax expense was provided in the Netherlands because no tax loss carry forwards were remaining. No tax expense was provided in the Netherlands in 2004. The remainder of the increase in the tax provision in 2005 is primarily related to a combination of the mix of countries that profits were earned in 2005 versus 2004 and the tax rates in effect in those countries.

Quarterly Results of Operations

The following tables set forth unaudited consolidated quarterly financial data for the periods indicated. Lionbridge derived this data from its unaudited consolidated financial statements, and, in the opinion of management, they have been prepared on the same basis as Lionbridge’s audited consolidated financial statements for the years ended December 31, 2006 and 2005, and include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. The operating results for any quarter are not necessarily indicative of results for any future period. Moreover, on September 1, 2005, Lionbridge acquired BGS. As a result, revenue and operating expenses for the three month periods ending September 30, 2005, December 31, 2005 and quarters in the year ended December 31, 2006 increased substantially, as more fully discussed in this Item 7. As a result of these increases, comparison of the three month periods ending September 30, 2005, December 31, 2005 and quarters in the year ended December 31, 2006 to prior quarters is less useful.

	(Unaudited) (Amounts in thousands) Quarter Ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
Revenue	$101,272	$107,964	$110,525	$99,123	$97,687	$58,417	$41,338	$38,820
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	68,595	72,445	71,946	64,828	63,211	38,211	26,468	26,039
Sales and marketing	8,020	7,274	7,163	8,026	7,590	5,136	4,134	3,865
General and administrative	18,622	18,882	18,296	18,486	18,902	11,728	8,317	7,975
Research and development	638	689	741	743	814	449	239	144
Depreciation and amortization	1,308	1,323	1,413	1,492	1,381	916	569	659
Amortization of acquisition-related intangible assets	2,167	2,177	2,176	2,176	2,143	630	9	9
Merger, restructuring and other charges	766	2,055	644	767	3,120	1,879	—	449

Total operating expenses	100,116	104,845	102,379	96,518	97,161	58,949	39,736	39,140

Income (loss) from operations	1,156	3,119	8,146	2,605	526	(532)	1,602	(320)
Interest expense:
Interest on outstanding debt	1,822	1,984	2,041	1,865	1,927	629	—	—
Accretion of discount on debt	141	257	238	222	246	64	—	—
Accelerated recognition of discount and deferred financing costs on early repayment of debt	2,129	—	—	—	—	—	—	—
Interest income	95	146	51	135	36	147	156	180
Other expense, net	1,543	1,091	785	360	119	246	160	62

Income (loss) before income taxes	(4,384)	(67)	5,133	293	(1,730)	(1,324)	1,598	(202)
Provision for income taxes	1,580	866	2,131	1,300	908	1,120	212	15

Net income (loss)	$(5,964)	$(933)	$3,002	$(1,007)	$(2,638)	$(2,444)	$1,386	$(217)

Net income (loss) per share of common stock:
Basic	$(0.10)	$(0.02)	$0.05	$(0.02)	$(0.05)	$(0.05)	$0.03	$0.00
Diluted	$(0.10)	$(0.02)	$0.05	$(0.02)	$(0.05)	$(0.05)	$0.03	$0.00
Weighted average number of shares outstanding:
Basic	59,178	59,062	58,967	58,750	57,428	50,362	47,067	46,950
Diluted	59,178	59,062	60,772	58,750	57,428	50,362	49,249	46,950

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

Liquidity and Capital Resources

On December 21, 2006, the Company entered into a Credit Agreement (the “HSBC Credit Agreement”), dated as of December 21, 2006, together with VeriTest, Inc. (“VeriTest”), Lionbridge US, Inc. (“Lionbridge US”), Lionbridge Global Solutions Federal, Inc. (“Federal”) and Lionbridge Global Solutions II, Inc. (“LGS II”) (VeriTest, Lionbridge US, Federal and LGS II, are collectively the “US Guarantors”), the several banks and financial institutions as may become parties to the HSBC Credit Agreement (collectively, the “Lenders”) and HSBC Bank USA, National Association, as administrative agent for the Lenders (“HSBC”). The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At December 31, 2006, $77.7 million was outstanding with an interest rate of 7.1%.

On September 1, 2005, Lionbridge replaced its revolving credit facility with HSBC Bank USA and Wachovia Bank (HSBC-Wachovia Facility) originally entered into in December 2004 with a credit facility with Wachovia Bank, National Association and Wachovia Capital Markets, LLC (Wachovia Facility). Under the Wachovia Facility, Lionbridge was able to borrow up to $125.0 million governed by certain financial covenants. Borrowings outstanding under the Wachovia Facility were collateralized by the U.S. assets of Lionbridge and its U.S. subsidiaries and stock of certain foreign subsidiaries. The Wachovia Facility was further divided into two sub-facilities, a Term Loan Facility (Term Loan) and a Revolving Loan Facility (Revolver). The Term Loan and Revolver bore interest at prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. The Term Loan had an aggregate outstanding principal amount of $92.5 million and an interest rate of 7.9% as of December 31, 2005. The Revolver had no outstanding borrowings as of December 31, 2005. The proceeds from the Term Loan were used exclusively to fund the purchase of BGS, and were paid to Bowne & Co., Inc.

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

The following table shows cash and cash equivalents, working capital, net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004
Cash and cash equivalents	$27,354,000	$25,147,000	$38,450,000
Working capital	60,893,000	57,182,000	49,961,000
Net cash provided by operating activities	16,639,000	8,826,000	11,344,000
Net cash used in investing activities	(1,000,000)	(120,537,000)	(4,914,000)
Net cash provided by (used in) financing activities	(14,134,000)	99,735,000	1,417,000

In 2006, Lionbridge’s working capital increased $3.7 million to $60.9 million at December 31, 2006, as compared to $57.2 million at December 31, 2005. The increase was primarily due to higher cash, accounts receivable and work in process balances, partially offset by higher accounts payable and accrued expenses. The increase was primarily due to the net impact of the growth of the business year on year.

As of December 31, 2006, cash and cash equivalents totaled $27.4 million, an increase of $2.2 million from $25.1 million at December 31, 2005. This increase was primarily due to cash generated by the business of $16.6 million, $2.5 million of cash received from Bowne & Co., Inc. related to BGS purchase price adjustments, partially offset by $4.2 million used to purchase property and equipment and $15.3 million used to pay down long-term debt. Additionally, the Company received $1.3 million in proceeds from the issuance of common stock under option and employee stock purchase plans.

Accounts receivable and work in process at December 31, 2006 totaled $102.3 million, an increase of $8.5 million from $93.8 million at December 31, 2005. As of December 31, 2006, other current assets decreased slightly to $7.2 million from $7.4 million at December 31, 2005. Current liabilities totaled $75.9 million, an increase of $6.7 million from $69.2 million at December 31, 2005. These changes were driven by the growth in the business, year over year.

In 2005, Lionbridge’s working capital increased $7.2 million to $57.2 million at December 31, 2005 as compared to $50.0 million at December 31, 2004. The increase was primarily due to higher accounts receivable and work in process balances, partially offset by higher accounts payable, accrued expenses and lower cash. The increase was primarily due to the net impact of the BGS acquisition, and the remainder from the growth of the business year on year. As of December 31, 2005, cash and cash equivalents totaled $25.1 million, a decrease of $13.3 million from $38.5 million at December 31, 2004. This decrease was primarily due to the use of $31.9 million in cash to acquire BGS, partially offset by cash acquired of $11.5 million, cash generated by the business of $8.8 million and the conversion of $4.0 million of short term investments into cash. Accounts receivable and work in process at December 31, 2005 totaled $93.8 million, an increase of $63.5 million from $30.3 million at December 31, 2004. Of this increase, $55.0 million is attributable to the BGS acquisition. As of December 31, 2005, other current assets increased by $5.6 million from December 31, 2004, primarily attributable to the BGS acquisition and deferred financing charges related to the Company’s HSBC-Wachovia Facility. Current liabilities totaled $69.2 million, an increase of $44.4 million from $24.8 million at December 31, 2004. Of this increase, $27.6 million is attributable to the BGS acquisition.

Net cash provided by operating activities was $16.6 million in 2006, as compared to $8.8 million in 2005. The primary source of cash in 2006 was a $2.1 million increase in accounts payable and accrued expenses, a $622,000 decrease in certain other operating assets, partially offset by other changes including a net loss of $4.9 million (net of $22.2 million in depreciation, amortization and other non-cash expenses and gains), a $2.9 million increase in accounts receivable and work-in-process, and a $433,000 decrease in deferred revenue.

In 2005, net cash provided by operating activities was $8.8 million, as compared to $11.3 million in 2004. The primary source of cash in 2005 was a $7.3 million increase in accounts payable and accrued expenses, a $2.5 million increase in deferred revenue and a $5.6 million decrease in work-in-process, partially offset by other changes including a net loss of $3.9 million (net of $8.6 million in depreciation, amortization and other non-cash expenses), a $9.2 million increase in accounts receivable, and a $1.8 million increase in certain other operating assets.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the change in revenue, as previously noted, and the impact of the BGS acquisition. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities decreased $119.5 million to $1.0 million in 2006 as compared to $120.5 million in 2005. The primary use of cash in investing activity in 2006 was $4.2 million for the purchase of property and equipment. Net cash provided by investing activities in 2006 included a purchase price reimbursement from Bowne of $2.5 million.

Net cash used in investing activities increased $115.6 million to $120.5 million in 2005 as compared to $4.9 million in 2004. The primary investing activities in 2005 were the $120.4 million payment, net of $11.5 million cash acquired, to acquire BGS, and the purchase and sale of $275.1 million and $279.1 million of short-term investments, respectively. Additionally, the Company purchased $3.3 million of equipment during 2005.

Net cash used in financing activities in 2006 was $14.1 million as compared to $99.7 million of net cash provided by financing activities in 2005. Net cash used by financing activities, were primarily to pay down $15.3 million of its outstanding debt, net during the year. In addition, the Company raised $1.3 million proceeds from the issuance of common stock under option and employee stock purchase plans, partially offset by the payment of $59,000 in capital lease obligations.

In 2005, net cash provided by financing activities increased $98.3 million to $99.7 million from $1.4 million in 2004. Net cash provided by financing activities, were primarily to fund the acquisition of BGS and consisted of the $97.7 million proceeds from the issuance of long-term debt and $7.9 million in proceeds from the Company’s issuance of 1,355,000 common shares from a follow-on public offering. The Company used the proceeds from the sale of its shares to pay down $7.7 million of its outstanding debt. In addition, the Company raised $2.1 million proceeds from the issuance of common stock under option and employee stock purchase plans, partially offset by the payment of $236,000 in capital lease obligations.

On February 10, 2005, Lionbridge filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (SEC File No. 333-122698), covering the registration of common stock (the “Securities”), in an aggregate amount of $130.0 million, which was declared effective by the Commission on February 23, 2005. These Securities may be offered from time to time in amounts, at prices and on terms to be determined at the time of sale. The Company believes the shelf registration provides additional financing flexibility to meet potential future funding requirements and the ability to take advantage of potentially attractive capital market conditions. Lionbridge anticipates that its present cash and short-term investments position, available financing and access to capital markets should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future

Contractual Obligations

The following table summarizes Lionbridge’s contractual cash obligations at December 31, 2006 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Capital leases	$252	$101	$151	$—	$—
Debt	77,700	—	—	77,700	—
Interest on debt	27,585	5,517	11,034	11,034	—
Operating leases	58,450	13,608	15,024	8,337	21,481

	$163,987	$19,226	$26,209	$97,071	$21,481

As of December 31, 2006, Lionbridge did not have any material purchase obligations, or other material long-term commitments reflected on its consolidated balance sheet.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. The effect, if any, of adopting SFAS No. 155 on the Company’s financial position and results of operations is not expected to be material.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140 (“SFAS No. 156”). SFAS No. 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when we enter into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The effect, if any, of adopting SFAS No. 156 on the Company’s financial position and results of operations is not expected to be material.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company continues to assess the impact of the adoption of FIN 48 on its financial position and results of operations and currently estimates that the cumulative effect of adopting FIN 48 will be immaterial to its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect, if any, of adopting SFAS No. 157 on the Company’s financial position and results of operations has not been finalized.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB Statements No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS No. 159 on the Company’s financial position and results of operations has not been finalized.

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

Interest Rate Risk.    Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bear interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of December 31, 2006, $77.7 million was outstanding. A hypothetical 10% increase or decrease in interest rates would have a $552,000 impact on the Company’s interest expense based on the $77.7 million outstanding at December 31, 2006 with an interest rate of 7.1%. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of investments in high quality commercial bank time deposits. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk.    Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 67% and 57% of its costs and expenses in 2006 and 2005, respectively, were denominated in foreign currencies. In addition, 23% and 19% of the Company’s assets were subject to foreign currency exchange fluctuations as of December 31, 2006 and 2005, respectively, while 6% of its liabilities were subject to foreign currency exchange fluctuations as of December 31, 2006 and 2005. The principal foreign currency applicable to our business is the Euro. In addition, Lionbridge has assets and liabilities denominated in currencies other than the functional currency of the relative entity. As a result, Lionbridge is exposed to foreign currency exchange fluctuations. The Company manages its risk to changes in foreign currency exchange rates through a risk management program that partially mitigates its exposure to foreign currency assets or liabilities, primarily with respect to the Euro, and that includes the use of derivative financial instruments not designated as hedges in accordance with FASB Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company had forward contracts outstanding in the notional amount of $38.4 million at December 31, 2006 and recorded $53,000 in other assets to recognize the fair value of these forward contracts. A 10% appreciation or depreciation in the U.S. dollar’s value relative to the hedge currencies would increase or decrease the forward contracts’ fair value by $2.3 million at December 31, 2006. Any increase or decrease in the fair value of the Company’s currency exchange rate sensitive forward contracts would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset or liability. There were no derivative instruments outstanding at December 31, 2005.

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

Evaluation of Disclosure Controls and Procedures.    Lionbridge maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, Lionbridge has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective at December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

Changes in internal controls over financial reporting.    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Stock Performance Graph”, “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report”, nor the Audit Committee Charter attached as an appendix thereto, to be incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2007.

Item 10.	Directors and Executive Officers of the Registrant

Certain information relating to directors and executive officers of Lionbridge is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2007, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2006.

Lionbridge has adopted a code of conduct that applies to all employees, including its principal executive officer, principal financial officer, and principal accounting officer. A copy of the code of ethics is available on Lionbridge’s Web site.

Item 11.	Executive Compensation

Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2007, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information relating to security ownership of certain beneficial owners and management and information on securities for issuance under equity compensation plans is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2007, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information relating to certain relationships and related transactions, and director independence is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2007, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2006.

Item 14.	Principal Auditor Fees and Services.

Information regarding principal auditor fees and services is set forth under “Principal Auditor Fees and Services” in Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2007, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2006.

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

(3)	Exhibits

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger, dated as of June 27, 2005, by and among Lionbridge Technologies, Inc., GGS Acquisition Corp., BGS Companies, Inc., Bowne & Co., Inc. and Bowne of New York City, LLC (filed as Exhibit 2.1 to Company’s Report Forms 8-K on June 28, 2005 and September 7, 2005; filed as Exhibit 2.1 to the Form 8-K Amended filed on November 9, 2005; and filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarters ending June 30, 2005 and September 30, 2005 respectively (File No. 000-26933) and incorporated herein by reference).

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

Exhibit No.	Exhibit

3.2, 4.2	Form of Amended and Restated By-laws of Lionbridge (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	Employee Stock Purchase Plan, as amended on November 30, 2005 (filed as Exhibit 99 to Report on Form 8-K filed on December 6, 2005 (File No. 000-26933) and incorporated by reference herein).

10.2**	1998 Stock Plan, as amended and restated (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2004 and incorporated herein by reference).

10.3**	Lionbridge 2005 Incentive Stock Plan (filed as Exhibit 10.1 to the Report on Form 8-K filed on November 14, 2005)

10.4**	Form of Restricted Stock Agreement under the 1998 Stock Plan (filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.5**	Form of Restricted Stock Agreement under the 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Report on Form 8-K filed on November 14, 2005)

10.6**	Employment Agreement dated as of February 11, 1997 between Lionbridge Technologies, Inc. and Stephen J. Lifshatz (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.7**	Form of Non-Competition Agreement as entered into between Lionbridge and each of Rory J. Cowan and Stephen J. Lifshatz, (filed as Exhibit 10.41 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.8**	Form of Incentive Stock Option Agreement under the 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Report on Form 8-K filed on November 14, 2005)

10.9**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2005 Stock Incentive Plan (filed as Exhibit 10.4 to the Report on Form 8-K filed on November 14, 2005)

10.10	Form of Non-Qualified Stock Option Agreement For Officers and Employees under the 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Report on Form 8-K filed on November 14, 2005 and incorporated herein by reference).

10.11**	Harvard Translations, Inc. 1997 Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.12**	IC Global Services, Inc. 1998 Stock Plan (Amended and Restated April 6, 1999) (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.13**	International Language Engineering Corporation Amended and Restated 1997 Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.14**	Data Dimensions, Inc. 1988 Incentive Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

Exhibit No.	Exhibit

10.15**	Data Dimensions, Inc. 1997 Stock Option Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.16**	ST Labs Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.17	Lease dated as of October 1, 2005 between and Randal J. Stewart and Anne J. Stewart dba Palm Court Properties and VeriTest Inc. (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ending September 30, 2005 (File No. 000-26933) and incorporated herein by reference).

10.18	Lease dated as of July 28, 2005 between and OP&F Stevenson Corporation and Lionbridge U.S., Inc. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ending September 30, 2005 (File No. 000-26933) and incorporated by herein reference).

10.19	Lease agreement dated as of March 14, 2005 between Lionbridge Technologies Private Limited and Mr. S.K Dharmalingam (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ending March 31, 2005 (File No. 000-26933) and incorporated herein by reference).

10.20	Sublease dated as of January 5, 2006 between SlaterLabs S.A. and Lionbridge Espana, S.L. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-269333) and incorporated herein by reference).

10.21	Sublease dated as of June 30, 2006 between and 24/7Real Media Inc. and Lionbridge Global Solutions II, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-269333) and incorporated herein by reference).

10.22	Lease dated as of June 1, 2006 between Shanghai WASETA International Trading Co., Ltd. and Lionbridge Beijing Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-269333) and incorporated herein by reference).

10.23	Lease dated as of July 7, 2006 between Britphil & Co. (US) Ltd. and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-269333) and incorporated herein by reference).

10.24	Lease dated as of July 10, 2006 between Urbaco Urbanizacao E Empreendimentos Limitada and Lionbridge Participacoes, Ltda. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-269333) and incorporated herein by reference).

10.25	Lease dated as of July 11, 2006 between Taifun Real sp. zo.o and Lionbridge Poland sp. zo.o. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-269333) and incorporated herein by reference).

10.26*	Third Amendment to Lease dated October 31, 2006 between OCP LLC and Lionbridge Technologies, Inc.

10.27*	Amendment No. 2 to Lease dated November 30, 2006 between Imation Corporation and VeriTest, Inc.

10.28*	Lease dated December 15, 2006 Clichy Victor Hugo 2 and Lionbridge France SAS.

10.29*	Lease dated December 15, 2006 Clichy Victor Hugo and Lionbridge France SAS.

10.30	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2003 and incorporated by reference herein).

Exhibit No.	Exhibit

10.31**	Non-competition Agreement between the Company and Satish Maripuri dated March 1, 2004 (filed as Exhibit 10.66 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2004 and incorporated by reference herein).

10.32**	Non-competition Agreement between the Company and Henri Broekmate dated March 24, 2004 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-269333) for the quarter ended March 31, 2004 and incorporated by reference herein).

10.33	Sublease agreement dated as of January 31, 2004 between Lionbridge Technologies, Inc. and IDS Scheer Process Implementation Consulting Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2004 and incorporated by reference herein).

10.34	Amendment to Lease Agreement dated as of March 9, 2004 between Lionbridge Technologies, Inc. and Airprath wireless Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-269333) for the quarter ended June 30, 2004 and incorporated by reference herein).

10.35	Sublease agreement dated as of April 14, 2004 between Lionbridge Technologies, Inc. and IDS Scheer Process Implementation Consulting Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2004 and incorporated by reference herein).

10.36**	Form of Restricted Stock Units Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2004 and incorporated herein by reference).

10.37	Form of Restricted Stock Unit Award Agreement under the 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-269333) for the quarter ended March 31, 2006 and incorporated by reference herein).

10.38	Security Agreement, dated as of September 1, 2005, by and among Lionbridge Technologies, Inc., each of the Domestic Subsidiaries from time to time a party thereto and Wachovia Bank, National Association, as administrative agent for the several banks and financial institutions as may from time to time become parties thereto (filed as Exhibit 10.2 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.39	Credit Agreement, dated as of September 1, 2005, by and among Lionbridge Technologies, Inc., Lionbridge Technologies Ireland, Lionbridge Technologies Holdings B.V., VeriTest, Inc., Lionbridge US, Inc., Mentorix Technologies Inc., Lionbridge Global Solutions Companies, Inc., Lionbridge Global Solutions Federal, Inc., Lionbridge Global Solutions II, Inc., Lionbridge Technologies B.V., the several banks and financial institutions as may become parties thereto and Wachovia Bank, National Association, as administrative agent for the several banks and financial institutions as may from time to time become parties thereto (filed as Exhibit 10.1 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.40	Debenture, dated as of September 1, 2005, by and between Lionbridge Technologies Ireland and Wachovia Bank, National Association, as security agent for the Lenders (filed as Exhibit 10.3 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.41	Deed of Pledge of Shares by Lionbridge Global Solutions Companies, Inc. (filed as Exhibit 10.4 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.42	Deed of Pledge of Shares by Lionbridge of Europe B.V. (filed as Exhibit 10.5 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

Exhibit No.	Exhibit

10.43	Deed of Pledge of Shares by Lionbridge of Gibraltar B.V. (filed as Exhibit 10.6 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.44	Deed of Pledge of Shares by Lionbridge Technologies, Inc. (filed as Exhibit 10.7 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.45	Deed of Pledge of Shares by Lionbridge Holdings B.V. (filed as Exhibit 10.8 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.46	Pledge Agreement, dated as of September 1, 2005, by and among Lionbridge Technologies, Inc., each of the Domestic Subsidiaries from time to time a party thereto and Wachovia Bank, National Association, as administrative agent for the several banks and financial institutions as may from time to time become parties thereto (filed as Exhibit 10.9 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.47	Charge on Shares, dated as of September 1, 2005, by and between Lionbridge Technologies Holdings B.V. and Wachovia Bank, National Association, as security agent for the Lenders (filed as Exhibit 10.10 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.48	Charge on Shares, dated as of September 1, 2005, by and between VeriTest, Inc. and Wachovia Bank, National Association, as security agent for the Lenders (filed as Exhibit 10.11 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.49	Deed of Pledge of Accounts, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.12 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.50	Deed of Pledge of Movable Assets, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.13 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.51	Deed of Pledge of Intercompany Receivables, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.14 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.52	Deed of Pledge of Receivables, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.15 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.53	Deed of Pledge of Accounts, dated as of September 1, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.16 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.54	Deed of Pledge of Movable Assets, dated as of September 2, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.17 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.55	Deed of Pledge of Intercompany Receivables, dated as of September 2, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.18 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.56	Deed of Pledge of Receivables, dated as of September 2, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.19 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

Exhibit No.	Exhibit

10.57	Registrant’s Employee Stock Purchase Plan, amended as of February 15, 2006 (filed as Exhibit 99.2 to Report on Form 8-K on February 15, 2006 (File No. 000-26933) and incorporated herein by reference).

10.58	Share Pledge Agreement by and between Lionbridge Holdings Luxembourg Sàrl and Wachovia Bank, National Association (filed as Exhibit 10.2 to Report on Form 8-K on August 11, 2006 (File No. 000-26933) and incorporated herein by reference).

10.59	Share Pledge Agreement by and between Lionbridge Luxembourg Sàrl and Wachovia Bank, National Association (filed as Exhibit 10.3 to Report on Form 8-K on August 11, 2006 (File No. 000-26933) and incorporated herein by reference).

10.60	Charge on Share Agreement dated as of August 8, 2006 by and among Lionbridge Luxembourg Sàrl, Lionbridge Global Solutions Companies, Inc. and Wachovia Bank, National Association (filed as Exhibit 10.4 to Report on Form 8-K on August 11, 2006 (File No. 000-26933) and incorporated herein by reference).

10.61	Joinder Agreement dated as of August 8, 2006 among Lionbridge of Europe B.V., Wachovia Bank, National, Association, and the other parties named therein (filed as Exhibit 10.5 to Report on Form 8-K on August 11, 2006 (File No. 000-26933) and incorporated herein by reference).

10.62	Joinder Agreement dated as of August 8, 2006 among Lionbridge Luxembourg Sàrl, Wachovia Bank, National, Association, and the other parties named therein (filed as Exhibit 10.6 to Report on Form 8-K on August 11, 2006 (File No. 000-26933) and incorporated herein by reference).

10.63	Joinder Agreement dated as of August 8, 2006 among Lionbridge Holdings Luxembourg Sàrl, Wachovia Bank, National, Association, and the other parties named therein (filed as Exhibit 10.7 to Report on Form 8-K on August 11, 2006 (File No. 000-26933) and incorporated herein by reference).

10.64**	Employment Agreement dated as of September 19, 2006 between Rory Cowan and Lionbridge (filed as Exhibit 10.1 to Report on Form 8-K on September 20, 2006 (File No. 000-26933) and incorporated herein by reference).

10.65**	Rory Cowan Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.2 to Report on Form 8-K on September 20, 2006 (File No. 000-26933) and incorporated herein by reference).

10.66**	Rory Cowan Performance-Based Stock Option Agreements (filed as Exhibit 10.3 to Report on Form 8-K on September 20, 2006 (File No. 000-26933) and incorporated herein by reference).

10.67	First Amendment to Credit Agreement dated as of September 29, 2006 by and among Lionbridge Technologies, Inc., Wachovia Bank, National Association and the parties named therein (filed as Exhibit 10.1 to Report on Form 8-K on October 5, 2006 (File No. 000-26933) and incorporated herein by reference).

10.68	Lionbridge Amended and Restated Change of Control Plan (filed as Exhibit 10.1 to Report on Form 8-K on November 7, 2006 (File No. 000-26933) and incorporated herein by reference).

10.69**	Form of Change of Control Agreement for Tier I Executives (filed as Exhibit 10.2 to Report on Form 8-K on November 7, 2006 (File No. 000-26933) and incorporated herein by reference).

10.70	Joinder Agreement dated as of December 4, 2006 among Lionbridge Mauritius Ltd., Wachovia Bank, National Association, and the other parties named therein (filed as Exhibit 10.1 to Report on Form 8-K on December 7, 2006 (File No. 000-26933) and incorporated herein by reference).

10.71	Share Pledge Agreement dated as of December 4, 2006 by and between Lionbridge Mauritius Ltd. and Wachovia Bank, National Association (filed as Exhibit 10.2 to Report on Form 8-K on December 7, 2006 (File No. 000-26933) and incorporated herein by reference).

Exhibit No.	Exhibit

10.72	Deed of Floating Charge dated as of December 4, 2006 by and among Lionbridge Mauritius Ltd. and Wachovia Bank, National Association (filed as Exhibit 10.3 to Report on Form 8-K on December 7, 2006 (File No. 000-26933) and incorporated herein by reference).

10.73	Credit Agreement dated as of December 21, 2006 by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge U.S., Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.1 to Report on Form 8-K on December 26, 2006 (File No. 000-26933) and incorporated herein by reference).

10.74	Pledge Agreement dated as of December 21, 2006 by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge U.S., Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.2 to Report on Form 8-K on December 26, 2006 (File No. 000-26933) and incorporated herein by reference).

10.75	Security Agreement dated as of December 21, 2006 by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge U.S., Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.3 to Report on Form 8-K on December 26, 2006 (File No. 000-26933) and incorporated herein by reference).

10.76	Form of Revolving Note under the Credit Agreement dated as of December 21, 2006 (filed as Exhibit 10.4 to Report on Form 8-K on December 26, 2006 (File No. 000-26933) and incorporated herein by reference).

10.77	Form of Swingline Note under the Credit Agreement dated as of December 21, 2006 (filed as Exhibit 10.5 to Report on Form 8-K on December 26, 2006 (File No. 000-26933) and incorporated herein by reference).

14	Lionbridge Technologies, Inc. Code of Conduct (filed as Exhibit 14 to the quarterly report on Form 10-Q (file No. 000-269333) for the quarter ended September 30, 2003 and incorporated by reference herein).

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lionbridge Technologies, Inc.:

We have completed integrated audits of Lionbridge Technologies, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Lionbridge Technologies, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 16, 2007

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$27,354	$25,147
Accounts receivable, net of allowances of $728 and $726 at December 31, 2006 and 2005, respectively	72,940	68,017
Work in process	29,311	25,759
Other current assets	7,153	7,446

Total current assets	136,758	126,369
Property and equipment, net	13,032	14,002
Goodwill	131,044	130,982
Other intangible assets, net	36,894	45,590
Other assets	3,772	3,034

Total assets	$321,500	$319,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt, net of discount of $0 and $412 at December 31, 2006 and 2005, respectively	$355	$1,195
Accounts payable	18,730	14,809
Accrued compensation and benefits	18,282	17,969
Accrued outsourcing	10,645	9,052
Accrued merger and restructuring	1,507	3,007
Income taxes payable	4,199	2,982
Other accrued expenses	13,462	11,490
Deferred revenue	8,583	8,577
Other current liabilities	102	106

Total current liabilities	75,865	69,187

Long-term debt, less current portion and net of discount of $0 and $1,746 at December 31, 2006 and 2005, respectively	77,855	90,268
Deferred income taxes, long-term	7,685	7,420
Other long-term liabilities	3,407	3,367
Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 60,089,130 and 59,266,985 shares issued and outstanding at December 31, 2006 and 2005, respectively	601	593
Additional paid-in capital	257,077	254,405
Accumulated deficit	(107,704)	(102,802)
Deferred compensation	—	(4,157)
Accumulated other comprehensive income	6,714	1,696

Total stockholders’ equity	156,688	149,735

Total liabilities and stockholders’ equity	$321,500	$319,977

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2006	2005	2004
Revenue	$418,884	$236,262	$154,101
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	277,814	153,929	95,787
Sales and marketing	30,483	20,725	14,388
General and administrative	74,286	46,922	31,000
Research and development	2,811	1,646	392
Depreciation and amortization	5,536	3,525	2,928
Amortization of acquisition-related intangible assets	8,696	2,791	127
Merger, restructuring and other charges	4,232	5,448	2,313

Total operating expenses	403,858	234,986	146,935

Income from operations	15,026	1,276	7,166
Interest expense:
Interest on outstanding debt	7,712	2,556	—
Accretion of discount on debt and deferred financing costs	858	310	—
Accelerated recognition of discount and deferred financing costs on early repayment of debt	2,129	—	—
Interest income	427	519	385
Other (income) expense, net	3,779	587	(100)

Income (loss) before income taxes	975	(1,658)	7,651
Provision for income taxes	5,877	2,255	511

Net income (loss)	$(4,902)	$(3,913)	$7,140

Net income (loss) per share of common stock:
Basic	$(0.08)	$(0.08)	$0.15
Diluted	$(0.08)	$(0.08)	$0.14
Weighted average number of shares outstanding:
Basic	58,997	50,515	46,548
Diluted	58,997	50,515	49,361

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except number of shares)

	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value		Accumulated Deficit	Deferred Compensation			Comprehensive Income (Loss)
Balance at January 1, 2004	46,340,587	464	181,661	(106,029)	(1,251)	2,785	77,630
Issuance of restricted stock	72,761	1	1,892		(1,893)		—
Reversal of deferred compensation due to option and restricted stock forfeitures	(76,832)	(1)	(733)		423		(311)
Amortization of deferred compensation					632		632
Stock options exercised	527,985	5	1,311				1,316
Issuance of common stock under employee stock purchase plans	60,200	1	333				334
Comprehensive income:
Net income				7,140			7,140	$7,140
Other comprehensive income:
Translation adjustment						725	725	725

Comprehensive income								$7,865

Balance at December 31, 2004	46,924,701	470	184,464	(98,889)	(2,089)	3,510	87,466
Issuance of restricted stock	725,236	7	4,314		(4,321)		—
Reversal of deferred compensation due to restricted stock forfeitures	(110,756)	(1)	(770)		672		(99)
Amortization of deferred compensation					1,581		1,581
Stock options exercised	909,321	10	1,797				1,807
Issuance of common stock under employee stock purchase plans	63,483		268				268
Issuance of common stock in connection with business combination	9,400,000	94	56,400				56,494
Issuance of common stock related to share offering	1,355,000	13	7,932				7,945
Comprehensive income:
Net loss				(3,913)			(3,913)	$(3,913)
Other comprehensive loss:
Translation adjustment						(1,814)	(1,814)	(1,814)

Comprehensive loss								$(5,727)

Balance at December 31, 2005	59,266,985	$593	$254,405	$(102,802)	$(4,157)	$1,696	$149,735
Reclassification to initially adopt SFAS No. 123R on January 1, 2006			(4,157)		4,157
Issuance of restricted stock	476,000	4	(4)				—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(76,218)		(558)				(558)
Common stock issued for option exercises and employee stock purchase plans	461,829	4	1,257				1,261
Stock-based compensation (net of unvested restricted stock forfeitures)	(39,466)		6,134				6,134
Adjustment to initially adopt SFAS No. 158						47	47
Comprehensive income:
Net loss				(4,902)			(4,902)	$(4,902)
Other comprehensive income:
Translation adjustment						4,971	4,971	4,971

Comprehensive income								$69

Balance at December 31, 2006	60,089,130	$601	$257,077	$(107,704)	$—	$6,714	$156,688

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(4,902)	$(3,913)	$7,140
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	8,696	2,791	127
Stock-based compensation	6,134	1,581	632
Non-cash merger, restructuring and other charges	—	35	146
Accretion of discount on debt and debt financing costs	858	310	—
Accelerated recognition of discount and deferred financing costs on early repayment of debt	2,129	—	—
Depreciation and amortization	5,536	3,525	2,928
Provision for doubtful accounts	—	563	87
Gain on sale of fixed assets	(216)	—	—
Deferred income taxes	(999)	(263)	—
Other	33	57	51
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(725)	(9,276)	4,056
Work in process	(2,151)	5,634	(203)
Other current assets	1,656	(1,387)	587
Other assets	(1,034)	(609)	89
Accounts payable	4,848	3,792	(3,203)
Accrued compensation and benefits	4,333	986	(1,151)
Accrued outsourcing	848	845	341
Accrued merger and restructuring	(1,032)	159	489
Income taxes payable	719	463	160
Other accrued expenses	(7,659)	1,008	(288)
Deferred revenue	(433)	2,525	(644)

Net cash provided by operating activities	16,639	8,826	11,344

Cash flows from investing activities:
Purchases of property and equipment	(4,221)	(3,306)	(962)
Proceeds from sale of property and equipment	593	—	48
Payments for businesses acquired, net of cash acquired of $11,500 for the year ended December 31, 2005	—	(121,231)	—
Purchase price adjustment for businesses acquired	2,499	—	—
Net proceeds from forward contract hedges	129	—	—
Purchases of short-term investments	—	(275,100)	(26,500)
Sales of short-term investments	—	279,100	22,500

Net cash used in investing activities	(1,000)	(120,537)	(4,914)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	12,400	2,500	—
Payments of short-term debt	(12,400)	(2,500)	—
Proceeds from issuance of long-term debt, net of discount of $0 and $2,307 for the year ended December 31, 2006 and 2005, respectively	77,700	97,693	—
Payments of long-term debt	(93,036)	(7,741)	—
Proceeds from issuance of common stock under option and employee stock purchase plans	1,261	2,074	1,650
Proceeds from other issuances of common stock, net of issuance costs	—	7,945	—
Payments of capital lease obligations	(59)	(236)	(233)

Net cash provided by (used in) financing activities	(14,134)	99,735	1,417

Net increase (decrease) in cash and cash equivalents	1,505	(11,976)	7,847
Effects of exchange rate changes on cash and cash equivalents	702	(1,327)	1,107
Cash and cash equivalents at beginning of year	25,147	38,450	29,496

Cash and cash equivalents at end of year	$27,354	$25,147	$38,450

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation:

Nature of the Business

Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”) provides a suite of globalization and testing services to businesses, particularly in the technology, consumer products, life sciences, publishing, financial services, manufacturing, government, automotive and retail industries. Lionbridge is a leading provider of globalization, development and testing services that enable clients to develop, release, manage and maintain their enterprise content and related technical support, training materials, and sales and marketing information. Lionbridge’s solutions includes product and content globalization; content and eLearning courseware development; interpretation services; application development and maintenance; software and hardware testing; product certification and competitive analysis. Globalization is the process of adapting content and products to meet the language and cultural requirements of users throughout the world. As part of its Global Language and Content (“GLC”) solutions, Lionbridge also develops eLearning content and technical documentation. Lionbridge GLC solutions are based on the Company’s internet-architected language technology platform and global service delivery model which make the translation process more efficient for Lionbridge clients and translators. Through its Global Development and Testing (“GDT”) solutions, Lionbridge develops, re-engineers and optimizes IT applications and performs testing to ensure the quality, interoperability, usability and performance of clients’ software, consumer technology products, web sites and content. Lionbridge’s testing services, which are offered under the VeriTest brand, also include product certification and competitive analysis. Lionbridge has deep domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model. Lionbridge has its head office in the United States, with operations in Europe, Asia, India, North America, and Latin America.

The Company anticipates that its existing capital resources, including its line of credit and cash flows from operations will be adequate to satisfy its capital requirements for at least one year from the balance sheet date. To the extent that capital resources are less than expected or operating objectives are not achieved, management is committed to pursuing alternative financing arrangements or reducing expenditures as necessary to meet the Company’s cash requirements throughout 2007. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce certain discretionary spending to provide adequate liquidity.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The delivery of Lionbridge’s GLC services involve and are dependent on the translation of content by subcontractors and in-house employees. As the time and cost to translate each word of content within a project is relatively uniform, labor input is reflective of the delivery of the contracted service and an appropriate metric for the measurement of proportional performance in delivering such services. The use of a proportional performance assessment of service delivery requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, anticipated increases in employee wages and prices for subcontractor services, and the availability of subcontractor services. When adjustments in estimated project costs are identified, anticipated losses, if any, are recognized in the period in which they are determined.

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

Lionbridge provides integrated full-service offerings throughout a client’s product and content lifecycle, including GLC and GDT services. Such multiple-element service offerings are governed by the Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” For these arrangements where the GLC and GDT services have independent value to the customer, and there is evidence of fair value for each service, the combined service arrangement is bifurcated into separate units for accounting treatment. In instances where it is not possible to bifurcate a project, direct and incremental costs attributable to each component are deferred and recognized together with the service revenue upon delivery. The determination of fair value requires the use of significant judgment. Lionbridge determines the fair value of service revenues based upon its recent pricing for those services when sold separately and/or prevailing market rates for similar services.

Revenue includes reimbursement of travel and out-of-pocket expenses with equivalent amounts of expense recorded in cost of revenue.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were approximately $778,000, $363,000 and $354,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Foreign Currency Translation

The functional currency for each of Lionbridge’s foreign operations is predominantly the local currency of the country in which those operations are based. Revenues and expenses of foreign operations are translated into U.S. dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. dollars at year-end rates of exchange. The Company has reflected a resulting translation gain of $5.0 million for the year ended December 31, 2006, a translation loss of $1.8 million for the year ended December 31, 2005 and a translation gain of $725,000 for the year ended December 31, 2004 in accumulated other comprehensive income, which is a component of stockholders’ equity. These unrealized gains and losses are primarily attributable to the fluctuation in value between the U.S. dollar and the Euro. For the purpose of disclosure of comprehensive income (loss), Lionbridge does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as Lionbridge intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Realized and unrealized foreign currency transaction gains or losses, arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies, are included in other expense, net in the consolidated statements of operations and resulted in losses of $3.0 million and $660,000 for the years ended December 31, 2006 and 2005, respectively, and a gain of $203,000 for the year ended December 31, 2004.

Financial Instruments

Lionbridge enters into foreign currency forward contracts with commercial banks to hedge exposure to foreign currency assets and liabilities recorded on its balance sheet. Changes in the fair value of forward contracts are recorded in the Company’s earnings. The Company had forward contracts outstanding in the notional amount of $38.4 million at December 31, 2006. Lionbridge does not hold or issue financial instruments for trading or speculative purposes.

Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of time deposits and are stated at cost plus accrued interest.

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

Goodwill and Long Lived Assets

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that Lionbridge considers important that could trigger an impairment review include: significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. When Lionbridge determines that the carrying value of intangibles and goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company measures any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment on an annual basis. At December 31, 2006 and 2005, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was required to be recorded related to the Company’s annual impairment testing in either year. Estimating future cash flows requires management to make projections that can differ materially from actual results.

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets, including other intangibles assets and property and equipment, in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets,” if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Long-lived assets, other than goodwill and other intangible assets, which are held for disposal, are recorded at the lower of carrying value or fair market value less the estimated cost to sell. Factors that could lead to an impairment of acquired customer relationships (recorded with the BGS acquisition) include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets arose from the acquisitions of International Language Engineering Corporation (“ILE”) in May 2000, Mentorix in September 2003 and BGS in September 2005 and consist of the following, which have been or are being amortized on a straight-line basis over the following estimated useful lives, except for the BGS customer relationships, of which a portion is being amortized using an economic consumption method:

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

Deferred income taxes are generally recognized for the difference between the financial statement and tax basis of assets and liabilities (temporary differences) multiplied by the enacted tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized

Net Income (Loss) per Share

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net income (loss) and the net change in foreign currency translation adjustment, which is the only component of accumulated other comprehensive income (loss). Total comprehensive income was $69,000 for the year ended December 31, 2006, total comprehensive loss was $5.7 million for the year ended December 31, 2005 and total comprehensive income was $7.9 million for the year ended December 31, 2004.

Concentrations of Credit Risk and Significant Customers

Financial instruments which potentially subject Lionbridge to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit standing. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. Microsoft accounted for approximately 18% of consolidated accounts receivable at December 31, 2006 and 2005. Microsoft accounted for approximately 19% of consolidated accounts receivable at December 31, 2004, while HP accounted for approximately 14% of consolidated accounts receivable at December 31, 2004. No other client individually accounted for more than 10% of consolidated accounts receivable at December 31, 2006 or 2005. Lionbridge generally does not require collateral or other security against trade receivable balances; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

Fair Value of Financial Instruments

Financial instruments, including cash equivalents, marketable securities, accounts receivable, accounts payable and debt, are carried in the consolidated financial statements at amounts that approximate fair values at December 31, 2006 and 2005. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. The effect, if any, of adopting SFAS No. 155 on the Company’s financial position and results of operations is not expected to be material.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140 (“SFAS No. 156”). SFAS No. 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when we enter into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The effect, if any, of adopting SFAS No. 156 on the Company’s financial position and results of operations is not expected to be material.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company continues to assess the impact of the adoption of FIN 48 on its financial position and results of operations and currently estimates that the cumulative effect of adopting FIN 48 will be immaterial to its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect, if any, of adopting SFAS No. 157 on the Company’s financial position and results of operations has not been finalized.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB Statements No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS No. 159 on the Company’s financial position and results of operations has not been finalized.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment:

Property and equipment consisted of the following at December 31:

	2006	2005
Computer software and equipment	$24,602,000	$23,094,000
Land, buildings and building improvements	4,155,000	3,951,000
Furniture and office equipment	4,740,000	4,538,000
Leasehold improvements	5,774,000	4,693,000

	39,271,000	36,276,000
Less: Accumulated depreciation and amortization	(26,239,000)	(22,274,000)

	$13,032,000	$14,002,000

Depreciation and amortization expense was $5.5 million, $3.5 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

4.    Business Acquisitions:

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2006 have resulted in the cumulative recognition of approximately $204.1 million of goodwill and other intangible assets on its balance sheet. Other acquired intangible assets are amortized over periods ranging from one to twelve years.

Significant acquisitions in the three year period ended December 31, 2006 were as follows:

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the twelve months following the acquisition, the Company adjusted certain estimates recorded as part of the fair value purchase accounting. The acquired incentive compensation liability was reduced by $521,000 and deferred tax assets were reduced by $247,000. In addition, the Company received a $2.5 million purchase price reimbursement from Bowne for pre-acquisition tax liabilities and recorded a $164,000 tax receivable for recovery of pre-acquisition value added taxes. These purchase accounting adjustments resulted in a net decrease in goodwill of $3.0 million during 2006.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, the Company continued to exit certain activities of BGS as a part of the merger plan, resulting in restructuring and other charges of $2.7 million for severance and $256,000 for vacated facilities costs.

In connection with the acquisition of BGS, Bowne & Co., Inc. agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. Accordingly, the Company has not recorded any amounts as pre-acquisition tax contingencies in connection with the BGS acquisition.

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

5.    Goodwill and Other Intangible Assets:

Changes in the carrying amount of goodwill on a total consolidated basis and by reportable segment for the years ended December 31, 2006 and 2005 consisted of the following:

	2006
	GLC	GDT	Total
Balance, beginning of the year	$123,157,000	$7,825,000	$130,982,000
Goodwill adjustment, net	62,000	—	62,000

Balance, end of the year	$123,219,000	$7,825,000	$131,044,000

	2005
	GLC	GDT	Total
Balance, beginning of the year	$27,091,000	$7,825,000	$34,916,000
Goodwill acquired	96,066,000	—	96,066,000

Balance, end of the year	$123,157,000	$7,825,000	$130,982,000

Included in “Other intangible assets, net” in the Company’s consolidated balance sheet are other intangible assets that are subject to amortization in accordance with SFAS No. 142. The following table summarizes other intangible assets as of December 31, 2006 and 2005, respectively:

	2006			2005
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
Mentorix internally developed software	$110,000	$110,000	$—	$110,000	$83,000	$27,000
BGS acquired customer relationships	32,000,000	6,255,000	25,745,000	32,000,000	1,441,000	30,559,000
BGS acquired customer contracts	14,000,000	3,950,000	10,050,000	14,000,000	987,000	13,013,000
BGS acquired technology	2,317,000	1,218,000	1,099,000	2,317,000	326,000	1,991,000

	$48,427,000	$11,533,000	$36,894,000	$48,427,000	$2,837,000	$45,590,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated annual amortization expense related to these intangible assets is as follows:

Year ending December 31,
2007	$8,453,000
2008	8,441,000
2009	5,520,000
2010	4,893,000
2011	2,332,000
Thereafter	7,255,000

$36,894,000

6.    Debt:

On December 21, 2006, the Company entered into a Credit Agreement (the “HSBC Credit Agreement”), dated as of December 21, 2006, together with VeriTest, Inc. (“VeriTest”), Lionbridge US, Inc. (“Lionbridge US”), Lionbridge Global Solutions Federal, Inc. (“Federal”) and Lionbridge Global Solutions II, Inc. (“LGS II”) (VeriTest, Lionbridge US, Federal and LGS II, are collectively the “US Guarantors”), the several banks and financial institutions as may become parties to the HSBC Credit Agreement (collectively, the “Lenders”) and HSBC Bank USA, National Association, as administrative agent for the Lenders (“HSBC”). The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. An incremental $2.1 million of interest expense was recognized as accelerated deferred financing costs in December 2006 upon early repayment of this debt. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At December 31, 2006, $77.7 million was outstanding with an interest rate of 7.1%.

On September 1, 2005, Lionbridge replaced its revolving credit facility with HSBC Bank USA and Wachovia Bank (HSBC-Wachovia Facility) originally entered into in December 2004 with a credit facility with Wachovia Bank, National Association and Wachovia Capital Markets, LLC (Wachovia Facility). Under the Wachovia Facility, Lionbridge was able to borrow up to $125.0 million governed by certain financial covenants. Borrowings outstanding under the Wachovia Facility were collateralized by the domestic assets of the U.S. Company and its U.S. subsidiaries and stock of certain foreign subsidiaries. The Wachovia Facility was further divided into two sub-facilities, a Term Loan Facility (Term Loan) and a Revolving Loan Facility (Revolver). The Term Loan and Revolver bore interest at prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. The Term Loan had an aggregate outstanding principal amount of $92.5 million and an interest rate of 7.9% as of December 31, 2005. The Revolver had no outstanding borrowings as of December 31, 2005. The proceeds from the Term Loan were used exclusively to fund the purchase of BGS, and were paid to Bowne & Co., Inc.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Commitments and Contingencies:

Operating Lease Commitments

The Company leases certain equipment and office space under noncancelable agreements which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases (excluding recognition of sublease income) at December 31, 2006 were as follows:

Year ending December 31,
2007	$13,608,000
2008	8,805,000
2009	6,219,000
2010	5,286,000
2011	3,051,000
Thereafter	21,481,000

$58,450,000

Lionbridge recorded total rental expense of $13.5 million, $7.7 million and $6.0 million in 2006, 2005 and 2004, respectively.

Guarantor Arrangements

When as part of an acquisition the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. In September 2005, the Company acquired all of the stock of Bowne Global Solutions. Since those dates, the Company has not received any claims for events that occurred prior to such acquisition. The Company believes that there are no such liabilities outside the ordinary course of business related to the acquisition of BGS. Accordingly, the Company has no liabilities recorded for these guarantees as of December 31, 2006. Moreover, pursuant to the terms of the acquisition agreement with BGS, BGS is obligated to indemnify the Company for tax liabilities incurred prior to the September 1, 2005 acquisition date. This indemnification obligation continues in perpetuity with respect to tax liabilities arising prior to the acquisition date.

Under the terms of the Company’s existing Credit Agreement dated as of December 21, 2006, with HSBC Bank USA, National Association and the other banks and financial institutions named therein (the “HSBC Credit Agreement”), the Company has guaranteed the obligations of certain of its subsidiaries that are borrowers under the terms of the HSBC Credit Agreement. The maximum potential amount of future payments the Company could be required to make for such obligations is equal to the maximum amount of borrowings under the HSBC Credit Agreement at such time.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon Lionbridge’s historical experience, contractual limitations of liability applicable to such indemnities, and information known as of December 31, 2006, the Company believes its liability on the above guarantees and indemnities at December 31, 2006 is immaterial.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms of the proposed settlement be provided to all class members. Thereafter, the Court held a fairness hearing on April 24, 2006, at which objections to the proposed settlement were heard. After the fairness hearing, the Court took under advisement whether to grant final approval to the proposed settlement.

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ December 5, 2006 ruling. U.S. District Judge Scheindlin has ordered that all proceedings in the consolidated cases brought against the Company and against the roughly 300 other issuers sued in substantially similar cases (including proceedings relating to the proposed settlement) will be stayed pending the ruling by the Court of Appeals on whether to entertain that petition for rehearing. As a result, in part, of that filing, the impact, if any, of the Court of Appeals’ ruling on the viability of the proposed settlement cannot yet be determined.

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

The California Employment Development Department investigated the classification by Lionbridge Global Solutions II, Inc. of certain of its interpreters as independent contractors for the period from October 1, 2001 through December 31, 2004. On January 28, 2005, the Employment Development Department issued a “Notice of Assessment” determining such interpreters to be common law employees and assessing personal income taxes in the amount of $20,824 and state disability insurance taxes in the amount of $8,213 for the fourth quarter of 2001. Bowne & Co., Inc., under the terms of the Agreement and Plan of Merger between it and the Company dated as of June 27, 2005, was obligated to indemnify the Company for such taxes and penalties incurred for periods on or prior to September 1, 2005. In early January 2007, the Company reached a settlement of this matter with the California Employment Development Department, and the cash amount paid by Lionbridge for resolution of the claims asserted was fully reimbursed to Lionbridge by Bowne & Co. pursuant to the indemnity obligations stated above.

8.    Stockholders’ Equity and Stock-Based Compensation:

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impact of Adoption of SFAS 123R

The Company recognized expense for restricted stock grants under the previous guidance, thus the impact from adopting SFAS 123R pertains to its requirement to expense the value of stock option and market-based awards. In 2006, the Company expensed $3.5 million for stock options and market-based awards classified in the statement of operations line items as follows:

For the Year Ended December 31, 2006
Cost of revenue	$110,000
Sales and marketing	727,000
General and administrative	2,632,000
Research and development	45,000

The impact of recording stock-based compensation related to stock options was a reduction in basic and diluted earnings per share for the year ended December 31, 2006 of $0.06. The Company has reclassified $1.6 million and $632,000 of stock-based compensation recognized under APB 25 in the year ended December 31, 2005 and 2004, respectively, from the previously reported “stock-based compensation” line item into the operating expense line items to conform to the current period presentation. The adoption of SFAS 123R had no impact on cash flows from operating or financing activities.

Stock Option Plans

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The maximum number of shares of common stock available for issuance under the 2005 Plan is 4,000,000 shares. At December 31, 2006, there were 2,118,810 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lionbridge’s 1998 Stock Option Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares. At December 31, 2006 there were 1,239,381 options available for future grant under the Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the Plan. Under the terms of the Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

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

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2006:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2005	5,278,224	$5.38
Granted	1,337,500	$7.15
Exercised	(453,623)	$2.66		$2,067
Canceled (forfeited and expired)	(544,835)	$7.74

Outstanding as of December 31, 2006	5,617,266	$5.79	5.5	$8,966
Exercisable as of December 31, 2006	3,455,570	$5.02	5.2	$8,394

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $6.44 as of December 31, 2006, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of in-the-money options outstanding as of December 31, 2006 was 2,846,800. The total number of in-the-money options exercisable as of December 31, 2006 was 2,267,212.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant date fair value of options, as determined under SFAS 123R and SFAS 123, granted during the years ended December 31, 2006, 2005 and 2004 was $2.85, $3.71 and $4.67 per share respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $2.1 million, $4.2 million and $3.0 million, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2006, 2005 and 2004 was approximately $1.3 million, $2.1 million and $1.7 million, respectively.

As of December 31, 2006, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $6.0 million and will be recognized over an estimated weighted average period of approximately 1.2 years. The total fair value of shares vested during the year ended December 31, 2006, 2005 and 2004 was $3.2 million, $7.4 million and $5.2 million, respectively.

The Company settles employee stock option exercises with newly issued shares of common stock.

Lionbridge currently expects to amortize the following amounts of stock-based compensation related to stock options outstanding as of December 31, 2006 in the years ending:

Year ending December 31,
2007	$3,437,000
2008	1,679,000
2009	823,000
2010	110,000

$6,049,000

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.15-1.31	51,244	2.8 years	$0.89	51,244	$0.89
1.32-2.03	1,161,176	4.9 years	1.62	1,143,986	1.62
2.04-3.19	612,722	4.3 years	2.96	602,408	2.97
3.20-5.20	356,695	5.8 years	4.76	222,117	4.82
5.21-8.25	2,339,348	5.7 years	6.93	594,927	6.97
8.26-11.38	1,061,489	6.5 years	9.63	806,296	9.66
11.39-18.66	33,911	2.5 years	17.90	33,911	17.90
18.67-173.57	681	0.9 years	88.72	681	88.72

$0.15-$173.57	5,617,266	5.5 years	$5.79	3,455,570	$5.02

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Assumptions for Stock Options

For the years ended December 31, 2006, 2005 and 2004, 1,337,500, 959,000 and 620,250 stock options were granted, respectively. For the years ended December 31, 2006, 2005 and 2004, 8,206, 63,483 and 60,200 shares were purchased under the employee stock purchase plan, respectively. The fair value of each option (excluding market-based awards discussed below) was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.36 to 5.02%	3.41 to 4.42%	2.50 to 3.51%
Expected volatility	49.7 to 50.8%	84.0%	84.0%
Expected life (years)	3.3 to 3.6	4.0	4.0
Dividend yield	0%	0%	0%

Expected volatilities are based on historical volatilities of Lionbridge’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. In accordance with the Securities and Exchange Staff Accounting Bulletin (“SAB”) 107, the Company estimated the expected volatility of its stock options, taking into account a combination of both historical and implied volatility. The expected volatility was determined by averaging the historical volatilities of its common stock since August 2003, the date of the Company’s follow-on offering, which resulted in a material change to the Company’s shareholder base as well as a change in behavior of the Company’s stock in the marketplace with Lionbridge’s implied volatility rate, based on the volatility of Lionbridge’s traded options with terms exceeding six months. This analysis resulted in expected volatilities ranging from 49.7% to 50.8%.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Disclosures—Prior to SFAS 123R Adoption

The following table provides supplemental information for the years ended December 31, 2005 and 2004 as if stock-based compensation expense had been computed under SFAS 123:

	2005	2004
Net income (loss), as reported	$(3,913,000)	$7,140,000
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,581,000	632,000
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,816,000)	(4,905,000)

Pro forma net income (loss)	$(7,148,000)	$2,867,000

Net income (loss) per share:
Basic, as reported	$(0.08)	$0.15
Basic, pro forma	$(0.14)	$0.06
Net income (loss) per share:
Diluted, as reported	$(0.08)	$0.14
Diluted, pro forma	$(0.14)	$0.06

Restricted Stock Awards

On January 26, 2006, Lionbridge issued 14,000 shares of restricted common stock and 12,000 restricted stock units with a fair market value of $202,000. On February 15, 2006, Lionbridge issued 221,200 shares of restricted common stock and 105,500 restricted stock units with a fair market value of $2.3 million. On May 4, 2006, Lionbridge issued 9,000 restricted stock units with a fair value of $76,000. On July 27, 2006, Lionbridge issued 8,000 shares of restricted common stock with a fair market value of $45,000. On November 2, 2006, Lionbridge issued 25,800 shares of restricted common stock with a fair market value of $166,000. On November 2, 2006, Lionbridge issued 30,000 restricted stock units with a fair value of $193,000. On November 13, 2006, Lionbridge issued 7,000 shares of restricted common stock with a fair market value of $42,000. Restrictions on disposition lapse over four years from the date of grant on each anniversary date.

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

Total compensation expense related to all restricted stock awards was $2.6 million and $1.6 million for the years ended December 31, 2006 and 2005, respectively. The weighted average grant date fair value of restricted stock awards granted during the year ended December 31, 2006 was $6.74.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes non-vested restricted stock awards activity for the year ended December 31, 2006:

Non-vested Number of Restricted Share Awards
Non-vested balance at December 31, 2005	824,928
Granted at fair market value	632,500
Vested	(186,778)
Forfeited	(52,466)

Non-vested balance at December 31, 2006	1,218,184

Lionbridge currently expects to amortize $5,431,000 of unamortized compensation in connection with restricted stock awards outstanding as of December 31, 2006 over an estimated weighted average period of approximately 1.3 years.

Warrants

In connection with prior financing activities, the Company has 113,218 warrants outstanding for common stock with an exercise price of $1.69. All warrants are exercisable.

Employee Stock Purchase Plan

Lionbridge’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The Purchase Plan allowed for the issuance of 1,000,000 shares of Lionbridge’s common stock to eligible employees. Under the Purchase Plan, Lionbridge was authorized to make a series of offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. Prior to January 1, 2006, the per-share purchase price at the end of each offering was equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever was lower and effective January 1, 2006, the per-share purchase price at the end of each offering was equal to 95% of the fair market value of the common stock at the end of the offering period (as defined by the Purchase Plan). For the years ended December 31, 2006 and 2005, 8,206 and 63,483 shares were purchased under the employee stock purchase plan, respectively. Upon completion of the purchase period ended August 31, 2006, the Purchase Plan was terminated.

9.    Income Taxes:

The components of the provision for income taxes are as follows for the years ended December 31:

	2006	2005	2004
Current:
Federal	$722,000	$—	$16,000
State	131,000	144,000	41,000
Foreign	6,022,000	2,373,000	454,000

Total current provision	$6,875,000	$2,517,000	$511,000
Deferred:
Foreign	$(1,525,000)	$(355,000)	$—
Domestic	527,000	93,000	—

Total deferred benefit	$(998,000)	$(262,000)	$—

Total provision for income taxes	$5,877,000	$2,255,000	$511,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the income (loss) before income taxes were as follows for the years ended December 31:

	2006	2005	2004
United States	$(28,083,000)	$(5,125,000)	$(899,000)
Foreign	29,058,000	3,467,000	8,550,000

Income (loss) before income taxes	$975,000	$(1,658,000)	$7,651,000

The provision for income taxes was at rates different from the U.S. federal statutory income tax rate for the following reasons:

	2006	2005	2004
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes	(99.2)%	(1.7)%	0.4%
Foreign sourced income	188.9%	(97.7)%	8.4%
Foreign rate differential	(303.0)%	120.0%	(19.1)%
Foreign taxes	22.5%	36.6%	(2.3)%
Valuation allowance	605.9%	(105.1)%	(2.5)%
Unrealized foreign exchange gains	(128.1)%	(96.2)%	(13.1)%
Stock-based compensation	55.3%	—	—
Permanent differences	84.4%	3.6%	1.7%
Goodwill	54.0%	(5.6)%	—
Tax reserve and other	88.1%	(23.9)%	(0.8)%

Effective tax rate	602.8%	(136.0)%	6.7%

The consolidated deferred tax assets (liabilities) of the Company were as follows at December 31:

	2006	2005
U.S. net operating loss carryforwards	$42,162,000	$36,953,000
Foreign net operating loss carryforwards	24,043,000	26,216,000
Difference in accounting for amortization and depreciation	(6,082,000)	(8,238,000)
Goodwill amortization	(619,000)	(92,000)
Reserves and accruals	1,564,000	878,000
Tax credits carryforwards	1,139,000	1,139,000
Stock-based compensation	1,826,000	637,000
Deferred revenue	1,309,000	744,000
Other	139,000	60,000
Valuation allowance	(73,166,000)	(65,717,000)

Net deferred tax liability	$(7,685,000)	$(7,420,000)

A deferred tax liability has been recorded as of December 31, 2006 and 2005 of $619,000 and $92,000 respectively, which relates to tax deductible goodwill from the BGS acquisition. Goodwill is an indefinite-lived asset that will not reverse until some indefinite future period when either the asset is sold or becomes impaired for financial reporting purposes.

The balance of the deferred tax liability at December 31, 2006 and December 31, 2005 relates to the differences between the assigned values and tax bases of acquired intangibles, excluding goodwill, from the BGS acquisition.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefit from the utilization of net operating loss carryforwards in Europe during the year ended December 31, 2006 was recorded as a reduction of goodwill of $775,000, rather than a tax benefit, since the deferred tax assets associated with these carryforwards had not been recognized at the time of the acquisition of BGS on September 1, 2005.

Management of Lionbridge has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under the applicable accounting standards, Management has considered Lionbridge’s history of losses and concluded that it is more likely than not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been established against those tax assets resulting in an increase to the valuation allowance of $8.1 million in 2006. Management reevaluates the positive and negative evidence periodically.

At December 31, 2006, Lionbridge had net operating loss carryforwards for U.S. federal income tax purposes of $105.6 million that may be used to offset future taxable income, which begin to expire in 2017. Of this amount, $11.0 million relates to deductions from the exercise of stock options of which approximately $3.4 million is tracked separately and not included in the Company’s deferred tax asset (in accordance with SFAS 123R). The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. The Company has federal research and development tax credits which may be used to offset future income tax of $148,000, which begin to expire in 2019. The Company has federal foreign tax credits which may be used to offset future income tax of $875,000, which begin to expire in 2010. Additionally, Lionbridge has non-U.S. net operating loss carryforwards of $77.4 million which begin to expire in 2006. Of that amount, $66.3 million relates to net operating losses related to the BGS acquisition for which a full valuation allowance has been recorded. The future benefit from these net operating losses will be allocated to reduce goodwill.

At December 31, 2006, unrepatriated earnings of non-U.S. subsidiaries totaled $44.4 million. No provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits.

In connection with the acquisition of BGS, Bowne & Co., Inc. agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. Accordingly, the Company has not recorded any amounts as pre-acquisition tax contingencies in connection with the BGS acquisition.

Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

10.    Merger, Restructuring and Other Charges:

In 2006, Lionbridge recorded $4.2 million of restructuring and other charges. The $4.2 million included $2.0 million for workforce reductions in the Netherlands, Ireland, Germany and the U.S. consisting of forty-five technical, four sales and two administrative staff and $421,000 for anticipated losses on vacated facilities, net of sub-lease income, both recorded pursuant to the guidance in SFAS No. 146, “Accounting for Costs associated with Exit or Disposal Activities” and $1.8 million of other charges, principally professional services fees, related to the integration of BGS. Of these charges, $1.6 million related to the Company’s Global Language and Content (“GLC”) segment, $1.2 million related to Global Development and Testing (“GDT”) segment and $1.4 million related to Corporate and Other. Of the $7.4 million of cash payments in 2006, $6.1 million and $1.3 million related to the GLC and GDT segments, respectively, and $30,000 related to Corporate and Other.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lionbridge recorded $5.4 million of restructuring and other charges in the year ended December 31, 2005. Of this amount, $5.0 million was primarily related to the acquisition of BGS and was recorded in the six month period ended December 31, 2005 and $449,000 was recorded during the six months ended June 30, 2005. The $5.4 million recorded in the year ended December 31, 2005 included $1.2 million for anticipated losses on vacated facilities, $1.3 million for workforce reductions in Germany, France and the U.S., consisting of fifty technical, thirteen administrative and three sales staff and $35,000 for the impairment of long-lived assets recorded pursuant to the guidance in SFAS No. 146, “Accounting for Costs associated with Exit or Disposal Activities” and $2.8 million of other charges, principally professional services fees, related to the integration of BGS recorded pursuant to the guidance in Emerging Issues Task Force Abstract 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination” (“EITF 95-3”), and related literature. Of these charges, $2.5 million related to the Company’s GLC segment, $72,000 to the GDT segment and $2.8 million related to Corporate and Other. Of the $3.6 million of cash payments in 2005, $3.2 million and $277,000 related to the GLC and GDT segments, respectively, and $83,000 related to Corporate and Other.

Lionbridge recorded restructuring and other charges of $2.3 million in the year ended December 31, 2004. Of the $2.3 million, $1.9 million related primarily to a restructuring plan initiated in the third quarter of 2003, in conjunction with the acquisition and integration of Mentorix and included $726,000 for anticipated losses recorded on vacated facilities, $146,000 for the impairment of long-lived assets, and $982,000 for workforce reductions in the U.S., Brazil, France, Ireland, Germany, the Netherlands and China, consisting of fifty-nine technical, twelve administrative, and four sales staff. This restructuring plan was completed during the second quarter of 2004. Since inception of this plan, and including charges recorded in 2003, Lionbridge has recorded $2.8 million in the aggregate of related restructuring and other charges. During the fourth quarter of 2004, the Company recorded $459,000 of restructuring and other charges for workforce reductions in Ireland, France and the U.S., consisting of five technical and four administrative staff. Of the $2.3 million of restructuring and other charges recorded in the year ended December 31, 2004, $1.1 million related to the Company’s GLC segment, $986,000 to the GDT segment and $240,000 to Corporate and Other. Of the $1.7 million of cash payments in 2004, $942,000 and $633,000 related to the GLC and GDT segments, respectively, and $121,000 was incurred in Corporate and Other.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the merger and restructuring reserve activity (excluding long-lived asset impairments and the $1.8 million and $2.8 million of other charges related to the integration of BGS recorded in 2006 and 2005, respectively) for the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004
Balance, beginning of the year	$4,210,000	$784,000	$361,000
Employee severance:
Merger and restructuring charges recorded (1)	2,011,000	1,329,000	1,441,000
Revisions of estimated liabilities	—	—	(45,000)
Liabilities assumed and recorded on business combinations (2)	2,716,000	1,864,000	—
Cash payments related to liabilities assumed and recorded on business combinations	(3,407,000)	(1,306,000)	—
Cash payments related to liabilities recorded on exit or disposal activities	(2,014,000)	(1,430,000)	(1,321,000)

	(694,000)	457,000	75,000

Vacated facility/lease termination:
Merger and restructuring charges recorded (1)	421,000	1,246,000	726,000
Liabilities assumed and recorded on business combinations (2)	256,000	2,548,000	—
Cash payments related to liabilities assumed and recorded on business combinations	(1,222,000)	(290,000)	—
Cash payments related to liabilities recorded on exit or disposal activities	(583,000)	(535,000)	(378,000)

	(1,128,000)	2,969,000	348,000

Balance, end of the year	$2,388,000	$4,210,000	$784,000

(1)	Charges recorded pursuant to the guidance in SFAS No. 146
(2)	Liabilities assumed recorded pursuant to the guidance in EITF 95-3, and related literature

At December 31, 2006, the consolidated balance sheet includes accruals totaling $2.4 million primarily related to employee terminations costs and vacated facilities. Lionbridge currently anticipates that $1.5 million of this will be fully utilized in 2007. The remaining $882,000 relates to lease obligations on unused facilities expiring through 2011 and is included in long-term liabilities.

11.    Employee Benefit Plans:

Lionbridge maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees may participate in the 401(k) plan subject to certain eligibility requirements. Under the 401(k) plan, a participant may contribute a maximum of 15% of his or her pre-tax salary, commissions and bonuses through payroll deductions (up to the statutorily prescribed annual limit, or $15,000 in 2006) to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the Board of Directors, Lionbridge may make discretionary profit-sharing contributions into the 401(k) plan for all eligible employees. For the years ended December 31, 2006, 2005 and 2004, discretionary contributions totaled $668,000, $356,000, and $258,000, respectively. In addition, as of December 31, 2006, the Company maintained defined benefit pension plans for employees in The Netherlands, China and Norway, a defined contribution plan for employees in France, Germany, Ireland, the United Kingdom,

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Canada, Slovakia, Belgium, Denmark, Finland, Sweden and India, and benefit retirement plans in Japan and Korea resulting in contributions charged to operations of $5.5 million, $2.6 million and $1.4 million in 2006, 2005 and 2004, respectively. In total, Lionbridge’s consolidated results of operations include employee benefit contribution charges of $6.2 million, $3.0 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004.

The Company has not provided the disclosures required under SFAS No. 87, “Employers’ Accounting for Pensions”, for the defined benefit pension plans as the amounts involved are immaterial to the years presented.

12.    Operating Segments and Geographical Information:

Lionbridge has determined that its operating segments are those that are based on its method of internal reporting, which separately presents its business based on the service performed by individual geographical location. Lionbridge has combined those operating segments, which meet the aggregation criteria of SFAS No. 131 in determining its reportable segments. Following the Company’s acquisition of the BGS business in September 2005 and related changes to the Company’s overall business structure, the Company is reporting its results among the following three business segments:

Global Language and Content (“GLC”)—This segment includes Lionbridge’s globalization, translation and localization services, as well as eLearning content development and technical documentation. The GLC segment includes product and content globalization services. Globalization is the process of adapting content and products to meet the language and cultural requirements of users throughout the world. Lionbridge GLC solutions enable the translation, adaptation and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Lionbridge GLC solutions also include the development of eLearning content and technical documentation.

Global Development and Testing (“GDT”)—This segment includes Lionbridge’s development, engineering and testing services for software, hardware, websites and content. Specifically, GDT includes the development and maintenance of applications as well as testing to ensure the quality, interoperability, usability and performance of clients’ software, hardware, consumer technology products, web sites and content. Lionbridge’s testing services also include product certification and competitive analysis. Lionbridge offers its testing services under the VeriTest brand.

Interpretation—This segment includes interpretation services provided by Lionbridge to government organizations and businesses that require human interpreters.

The acquired BGS localization business is primarily reflected in Lionbridge’s GLC segment with the BGS language interpretation business (“Interpretation”) included separately. All other unallocated enterprise costs are in the “Corporate and Other” category.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents information about the reported net income (loss) of the Company for the years ended December 31, 2006, 2005 and 2004. The Company has reclassified prior year data due to the changes made in its reportable segments. Asset information, other than goodwill, by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
2006
External revenue	$335,205,000	$60,697,000	$22,982,000	$—	$418,884,000
Cost of revenue (exclusive of depreciation and amortization)	221,467,000	38,212,000	18,135,000	—	277,814,000
Depreciation and amortization	3,927,000	815,000	307,000	9,183,000	14,232,000
Other operating expenses	67,952,000	11,420,000	2,027,000	—	81,399,000

Segment contribution	41,859,000	10,250,000	2,513,000	(9,183,000)	45,439,000
Interest expense, income tax expense and other unallocated items	—	—	—	(50,341,000)	(50,341,000)

Net income (loss)	41,859,000	10,250,000	2,513,000	(59,524,000)	(4,902,000)

2005
External revenue	$172,550,000	$56,624,000	$7,088,000	$—	$236,262,000
Cost of revenue (exclusive of depreciation and amortization)	113,701,000	34,727,000	5,501,000	—	153,929,000
Depreciation and amortization	2,177,000	1,073,000	67,000	2,999,000	6,316,000
Other operating expenses	35,199,000	12,752,000	1,174,000	—	49,125,000

Segment contribution	21,473,000	8,072,000	346,000	(2,999,000)	26,892,000
Interest expense, income tax expense and other unallocated items	—	—	—	(30,805,000)	(30,805,000)

Net income (loss)	21,473,000	8,072,000	346,000	(33,804,000)	(3,913,000)

2004
External revenue	$98,658,000	$55,443,000	$—	$—	$154,101,000
Cost of revenue (exclusive of depreciation and amortization)	64,176,000	31,611,000	—	—	95,787,000
Depreciation and amortization	969,000	1,798,000	—	288,000	3,055,000
Other operating expenses	21,178,000	11,378,000	—	—	32,556,000

Segment contribution	12,335,000	10,656,000	—	(288,000)	22,703,000
Interest expense, income tax expense and other unallocated items	—	—	—	(15,563,000)	(15,563,000)

Net income (loss)	12,335,000	10,656,000	—	(15,851,000)	7,140,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2006 and 2005, Microsoft accounted for 22% and 20% of total revenue, respectively. In 2004, HP and Microsoft each accounted for 17% of total revenue. No other client individually accounted for more than 10% of revenue in 2006, 2005 or 2004. Revenue from these customers is included in the revenue of both the GLC and GDT segments.

A summary of Lionbridge’s revenue and long-lived assets by geographical region is as follows:

	Year Ended December 31,
	2006	2005	2004
Revenue:
United States	$119,612,000	$86,808,000	$70,256,000
Ireland	102,602,000	56,345,000	42,266,000
India	34,019,000	23,712,000	19,237,000
Spain	31,476,000	7,580,000	—
France	30,675,000	19,904,000	14,415,000
Germany	25,540,000	10,178,000	5,395,000
Finland	25,191,000	8,241,000	—
Japan	24,088,000	14,477,000	3,551,000
United Kingdom	16,756,000	6,460,000	—
China	12,885,000	8,595,000	5,245,000
Norway	11,342,000	2,931,000	—
Sweden	10,080,000	2,512,000	—
Canada	9,788,000	2,524,000	—
Korea	9,098,000	5,888,000	2,192,000
The Netherlands	7,973,000	9,789,000	7,330,000
Denmark	7,959,000	2,080,000	—
Belgium	6,706,000	1,686,000	—
Poland	6,549,000	1,951,000	—
Slovakia	6,013,000	1,571,000	—
Other	21,200,000	6,471,000	476,000
Eliminations	(100,668,000)	(43,441,000)	(16,262,000)

	$418,884,000	$236,262,000	$154,101,000

Foreign revenue is presented based on the country in which projects are managed.

	December 31,
	2006	2005	2004
Long-lived assets:
United States	$3,740,000	$5,177,000	$1,636,000
Ireland	2,577,000	1,934,000	372,000
Belgium	2,445,000	2,230,000	—
Germany	1,244,000	1,248,000	59,000
India	1,210,000	1,327,000	825,000
Japan	894,000	1,119,000	133,000
China	608,000	640,000	234,000
United Kingdom	606,000	310,000	9,000
Spain	592,000	400,000	—
Poland	503,000	480,000	—
Korea	469,000	428,000	89,000
Finland	330,000	425,000	—
France	265,000	370,000	269,000
Other	1,321,000	948,000	65,000

	$16,804,000	$17,036,000	$3,691,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2006	2005	2004
Interest paid	$8,290,000	$1,992,000

Income taxes paid, net	$5,573,000	$2,303,000	$268,000

Lionbridge acquired BGS in 2005. In conjunction with the purchase, liabilities were assumed as follows:
Fair value of assets acquired and goodwill		$236,233,000
Cash paid for assets acquired		(131,894,000)
Fair value of common stock issued		(56,494,000)

Liabilities assumed		$47,845,000

14.    Valuation and Qualifying Accounts:

The following table sets forth activity in Lionbridge’s accounts receivable reserve:

Year Ended:	Balance at Beginning of Year	Charges to Operations	(Deductions)/ Recoveries	Balance at End of Year
December 31, 2004	$591,000	$87,000	$(314,000)	$364,000
December 31, 2005	364,000	563,000	(201,000)	726,000
December 31, 2006	726,000	—	2,000	728,000

The following table sets forth activity in Lionbridge’s deferred tax asset valuation allowance:

Year Ended:	Balance at Beginning of Year	Additions	(Deductions)	Balance at End of Year
December 31, 2004	$37,822,000	$1,068,000	$(1,699,000)	$37,191,000
December 31, 2005	37,191,000	33,698,000	(5,172,000)	65,717,000
December 31, 2006	65,717,000	11,819,000	(3,736,000)	73,800,000

15.    Net Income (Loss) per Share:

Shares used in calculating basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004, respectively, are as follows:

	2006	2005	2004
Weighted average number of shares of common stock outstanding—basic	58,997,000	50,515,000	46,548,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	—	—	2,813,000

Weighted average number of shares of common stock outstanding—diluted	58,997,000	50,515,000	49,361,000

Options, unvested restricted stock and warrants outstanding to purchase 6,952,000, 6,219,000 and 2,080,000 shares of common stock for the years ended December 31, 2006, 2005 and 2004, respectively, were not included in the calculations of diluted net income (loss) per share, as their effect would be anti-dilutive.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2007

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

Name	Title	Date

/s/ RORY J. COWAN Rory J. Cowan	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2007

/s/ STEPHEN J. LIFSHATZ Stephen J. Lifshatz	Senior Vice President, Chief Financial Officer, and Assistant Secretary (Principal Financial and Accounting Officer)	March 16, 2007

/s/ GUY L. DE CHAZAL Guy L. de Chazal	Director	March 16, 2007

/s/ CLAUDE P. SHEER Claude P. Sheer	Director	March 16, 2007

/s/ PAUL KAVANAGH Paul Kavanagh	Director	March 16, 2007

/s/ EDWARD A. BLECHSCHMIDT Edward A. Blechschmidt	Director	March 16, 2007

/s/ JEFFREY H. GOODMAN Jeffrey H. Goodman	Director	March 16, 2007

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2005

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger, dated as of June 27, 2005, by and among Lionbridge Technologies, Inc., GGS Acquisition Corp., BGS Companies, Inc., Bowne & Co., Inc. and Bowne of New York City, LLC (filed as Exhibit 2.1 to Company’s Report Forms 8-K on June 28, 2005 and September 7, 2005; filed as Exhibit 2.1 to the Form 8-K Amended filed on November 9, 2005; and filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarters ending June 30, 2005 and September 30, 2005 respectively (File No. 000-26933) and incorporated herein by reference).

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Form of Amended and Restated By-laws of Lionbridge (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	Employee Stock Purchase Plan, as amended on November 30, 2005 (filed as Exhibit 99 to Report on Form 8-K filed on December 6, 2005 (File No. 000-26933) and incorporated by reference herein).

10.2**	1998 Stock Plan, as amended and restated (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2004 and incorporated herein by reference).

10.3**	Lionbridge 2005 Incentive Stock Plan (filed as Exhibit 10.1 to the Report on Form 8-K filed on November 14, 2005)

10.4**	Form of Restricted Stock Agreement under the 1998 Stock Plan (filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.5**	Form of Restricted Stock Agreement under the 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Report on Form 8-K filed on November 14, 2005)

10.6**	Employment Agreement dated as of February 11, 1997 between Lionbridge Technologies, Inc. and Stephen J. Lifshatz (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.7**	Form of Non-Competition Agreement as entered into between Lionbridge and each of Rory J. Cowan and Stephen J. Lifshatz, (filed as Exhibit 10.41 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.8**	Form of Incentive Stock Option Agreement under the 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Report on Form 8-K filed on November 14, 2005)

10.9**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2005 Stock Incentive Plan (filed as Exhibit 10.4 to the Report on Form 8-K filed on November 14, 2005)

10.10	Form of Non-Qualified Stock Option Agreement For Officers and Employees under the 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Report on Form 8-K filed on November 14, 2005 and incorporated herein by reference).

Exhibit No.	Exhibit

10.11**	Harvard Translations, Inc. 1997 Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.12**	IC Global Services, Inc. 1998 Stock Plan (Amended and Restated April 6, 1999) (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.13**	International Language Engineering Corporation Amended and Restated 1997 Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on June 9, 2000 (File No. 333-38996) and incorporated herein by reference).

10.14**	Data Dimensions, Inc. 1988 Incentive Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.15**	Data Dimensions, Inc. 1997 Stock Option Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.16**	ST Labs Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 filed on August 3, 2001 (File No. 333-66720) and incorporated herein by reference).

10.17	Lease dated as of October 1, 2005 between and Randal J. Stewart and Anne J. Stewart dba Palm Court Properties and VeriTest Inc. (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ending September 30, 2005 (File No. 000-26933) and incorporated herein by reference).

10.18	Lease dated as of July 28, 2005 between and OP&F Stevenson Corporation and Lionbridge U.S., Inc. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ending September 30, 2005 (File No. 000-26933) and incorporated by herein reference).

10.19	Lease agreement dated as of March 14, 2005 between Lionbridge Technologies Private Limited and Mr. S.K Dharmalingam (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ending March 31, 2005 (File No. 000-26933) and incorporated herein by reference).

10.20	Sublease dated as of January 5, 2006 between SlaterLabs S.A. and Lionbridge Espana, S.L. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-269333) and incorporated herein by reference).

10.21	Sublease dated as of June 30, 2006 between and 24/7Real Media Inc. and Lionbridge Global Solutions II, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-269333) and incorporated herein by reference).

10.22	Lease dated as of June 1, 2006 between Shanghai WASETA International Trading Co., Ltd. and Lionbridge Beijing Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-269333) and incorporated herein by reference).

10.23	Lease dated as of July 7, 2006 between Britphil & Co. (US) Ltd. and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-269333) and incorporated herein by reference).

10.24	Lease dated as of July 10, 2006 between Urbaco Urbanizacao E Empreendimentos Limitada and Lionbridge Participacoes, Ltda. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-269333) and incorporated herein by reference).

10.25	Lease dated as of July 11, 2006 between Taifun Real sp. zo.o and Lionbridge Poland sp. zo.o. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-269333) and incorporated herein by reference).

Exhibit No.	Exhibit

10.26*	Third Amendment to Lease dated October 31, 2006 between OCP LLC and Lionbridge Technologies, Inc.

10.27*	Amendment No. 2 to Lease dated November 30, 2006 between Imation Corporation and VeriTest, Inc.

10.28*	Lease dated December 15, 2006 Clichy Victor Hugo 2 and Lionbridge France SAS.

10.29*	Lease dated December 15, 2006 Clichy Victor Hugo and Lionbridge France SAS.

10.30	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2003 and incorporated by reference herein).

10.31**	Non-competition Agreement between the Company and Satish Maripuri dated March 1, 2004 (filed as Exhibit 10.66 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2004 and incorporated by reference herein).

10.32**	Non-competition Agreement between the Company and Henri Broekmate dated March 24, 2004 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-269333) for the quarter ended March 31, 2004 and incorporated by reference herein).

10.33	Sublease agreement dated as of January 31, 2004 between Lionbridge Technologies, Inc. and IDS Scheer Process Implementation Consulting Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2004 and incorporated by reference herein).

10.34	Amendment to Lease Agreement dated as of March 9, 2004 between Lionbridge Technologies, Inc. and Airprath wireless Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-269333) for the quarter ended June 30, 2004 and incorporated by reference herein).

10.35	Sublease agreement dated as of April 14, 2004 between Lionbridge Technologies, Inc. and IDS Scheer Process Implementation Consulting Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-269333) for the quarter ended March 31, 2004 and incorporated by reference herein).

10.36**	Form of Restricted Stock Units Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2004 and incorporated herein by reference).

10.37	Form of Restricted Stock Unit Award Agreement under the 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-269333) for the quarter ended March 31, 2006 and incorporated by reference herein).

10.38	Security Agreement, dated as of September 1, 2005, by and among Lionbridge Technologies, Inc., each of the Domestic Subsidiaries from time to time a party thereto and Wachovia Bank, National Association, as administrative agent for the several banks and financial institutions as may from time to time become parties thereto (filed as Exhibit 10.2 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.39	Credit Agreement, dated as of September 1, 2005, by and among Lionbridge Technologies, Inc., Lionbridge Technologies Ireland, Lionbridge Technologies Holdings B.V., VeriTest, Inc., Lionbridge US, Inc., Mentorix Technologies Inc., Lionbridge Global Solutions Companies, Inc., Lionbridge Global Solutions Federal, Inc., Lionbridge Global Solutions II, Inc., Lionbridge Technologies B.V., the several banks and financial institutions as may become parties thereto and Wachovia Bank, National Association, as administrative agent for the several banks and financial institutions as may from time to time become parties thereto (filed as Exhibit 10.1 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

Exhibit No.	Exhibit

10.40	Debenture, dated as of September 1, 2005, by and between Lionbridge Technologies Ireland and Wachovia Bank, National Association, as security agent for the Lenders (filed as Exhibit 10.3 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.41	Deed of Pledge of Shares by Lionbridge Global Solutions Companies, Inc. (filed as Exhibit 10.4 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.42	Deed of Pledge of Shares by Lionbridge of Europe B.V. (filed as Exhibit 10.5 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.43	Deed of Pledge of Shares by Lionbridge of Gibraltar B.V. (filed as Exhibit 10.6 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.44	Deed of Pledge of Shares by Lionbridge Technologies, Inc. (filed as Exhibit 10.7 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.45	Deed of Pledge of Shares by Lionbridge Holdings B.V. (filed as Exhibit 10.8 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.46	Pledge Agreement, dated as of September 1, 2005, by and among Lionbridge Technologies, Inc., each of the Domestic Subsidiaries from time to time a party thereto and Wachovia Bank, National Association, as administrative agent for the several banks and financial institutions as may from time to time become parties thereto (filed as Exhibit 10.9 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.47	Charge on Shares, dated as of September 1, 2005, by and between Lionbridge Technologies Holdings B.V. and Wachovia Bank, National Association, as security agent for the Lenders (filed as Exhibit 10.10 to the Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.48	Charge on Shares, dated as of September 1, 2005, by and between VeriTest, Inc. and Wachovia Bank, National Association, as security agent for the Lenders (filed as Exhibit 10.11 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.49	Deed of Pledge of Accounts, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.12 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.50	Deed of Pledge of Movable Assets, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.13 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.51	Deed of Pledge of Intercompany Receivables, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.14 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.52	Deed of Pledge of Receivables, dated as of September 1, 2005, executed by Lionbridge Technologies Holdings B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.15 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.53	Deed of Pledge of Accounts, dated as of September 1, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.16 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.54	Deed of Pledge of Movable Assets, dated as of September 2, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.17 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

Exhibit No.	Exhibit

10.55	Deed of Pledge of Intercompany Receivables, dated as of September 2, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.18 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.56	Deed of Pledge of Receivables, dated as of September 2, 2005, executed by Lionbridge Global Solutions Holdings (Netherlands) B.V. (filed as Exhibit 10.19 to Report on Form 8-K on September 7, 2005 (File No. 000-26933) and incorporated herein by reference).

10.57	Registrant’s Employee Stock Purchase Plan, amended as of February 15, 2006 (filed as Exhibit 99.2 to Report on Form 8-K on February 15, 2006 (File No. 000-26933) and incorporated herein by reference).

10.58	Share Pledge Agreement by and between Lionbridge Holdings Luxembourg Sàrl and Wachovia Bank, National Association (filed as Exhibit 10.2 to Report on Form 8-K on August 11, 2006 (File No. 000-26933) and incorporated herein by reference).

10.59	Share Pledge Agreement by and between Lionbridge Luxembourg Sàrl and Wachovia Bank, National Association (filed as Exhibit 10.3 to Report on Form 8-K on August 11, 2006 (File No. 000-26933) and incorporated herein by reference).

10.60	Charge on Share Agreement dated as of August 8, 2006 by and among Lionbridge Luxembourg Sàrl, Lionbridge Global Solutions Companies, Inc. and Wachovia Bank, National Association (filed as Exhibit 10.4 to Report on Form 8-K on August 11, 2006 (File No. 000-26933) and incorporated herein by reference).

10.61	Joinder Agreement dated as of August 8, 2006 among Lionbridge of Europe B.V., Wachovia Bank, National, Association, and the other parties named therein (filed as Exhibit 10.5 to Report on Form 8-K on August 11, 2006 (File No. 000-26933) and incorporated herein by reference).

10.62	Joinder Agreement dated as of August 8, 2006 among Lionbridge Luxembourg Sàrl, Wachovia Bank, National, Association, and the other parties named therein (filed as Exhibit 10.6 to Report on Form 8-K on August 11, 2006 (File No. 000-26933) and incorporated herein by reference).

10.63	Joinder Agreement dated as of August 8, 2006 among Lionbridge Holdings Luxembourg Sàrl, Wachovia Bank, National, Association, and the other parties named therein (filed as Exhibit 10.7 to Report on Form 8-K on August 11, 2006 (File No. 000-26933) and incorporated herein by reference).

10.64**	Employment Agreement dated as of September 19, 2006 between Rory Cowan and Lionbridge (filed as Exhibit 10.1 to Report on Form 8-K on September 20, 2006 (File No. 000-26933) and incorporated herein by reference).

10.65**	Rory Cowan Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.2 to Report on Form 8-K on September 20, 2006 (File No. 000-26933) and incorporated herein by reference).

10.66**	Rory Cowan Performance-Based Stock Option Agreements (filed as Exhibit 10.3 to Report on Form 8-K on September 20, 2006 (File No. 000-26933) and incorporated herein by reference).

10.67	First Amendment to Credit Agreement dated as of September 29, 2006 by and among Lionbridge Technologies, Inc., Wachovia Bank, National Association and the parties named therein (filed as Exhibit 10.1 to Report on Form 8-K on October 5, 2006 (File No. 000-26933) and incorporated herein by reference).

10.68	Lionbridge Amended and Restated Change of Control Plan (filed as Exhibit 10.1 to Report on Form 8-K on November 7, 2006 (File No. 000-26933) and incorporated herein by reference).

10.69**	Form of Change of Control Agreement for Tier I Executives (filed as Exhibit 10.2 to Report on Form 8-K on November 7, 2006 (File No. 000-26933) and incorporated herein by reference).

Exhibit No.	Exhibit

10.70	Joinder Agreement dated as of December 4, 2006 among Lionbridge Mauritius Ltd., Wachovia Bank, National Association, and the other parties named therein (filed as Exhibit 10.1 to Report on Form 8-K on December 7, 2006 (File No. 000-26933) and incorporated herein by reference).

10.71	Share Pledge Agreement dated as of December 4, 2006 by and between Lionbridge Mauritius Ltd. and Wachovia Bank, National Association (filed as Exhibit 10.2 to Report on Form 8-K on December 7, 2006 (File No. 000-26933) and incorporated herein by reference).

10.72	Deed of Floating Charge dated as of December 4, 2006 by and among Lionbridge Mauritius Ltd. and Wachovia Bank, National Association (filed as Exhibit 10.3 to Report on Form 8-K on December 7, 2006 (File No. 000-26933) and incorporated herein by reference).

10.73	Credit Agreement dated as of December 21, 2006 by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge U.S., Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.1 to Report on Form 8-K on December 26, 2006 (File No. 000-26933) and incorporated herein by reference).

10.74	Pledge Agreement dated as of December 21, 2006 by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge U.S., Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.2 to Report on Form 8-K on December 26, 2006 (File No. 000-26933) and incorporated herein by reference).

10.75	Security Agreement dated as of December 21, 2006 by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge U.S., Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.3 to Report on Form 8-K on December 26, 2006 (File No. 000-26933) and incorporated herein by reference).

10.76	Form of Revolving Note under the Credit Agreement dated as of December 21, 2006 (filed as Exhibit 10.4 to Report on Form 8-K on December 26, 2006 (File No. 000-26933) and incorporated herein by reference).

10.77	Form of Swingline Note under the Credit Agreement dated as of December 21, 2006 (filed as Exhibit 10.5 to Report on Form 8-K on December 26, 2006 (File No. 000-26933) and incorporated herein by reference).

14	Lionbridge Technologies, Inc. Code of Conduct (filed as Exhibit 14 to the quarterly report on Form 10-Q (file No. 000-269333) for the quarter ended September 30, 2003 and incorporated by reference herein).

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).