Form 10-Q
period 2007-03-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2007-05-10
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2007 was 60,512,863.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,925	$27,354
Accounts receivable, net of allowance of $699 and $728 at March 31, 2007 and December 31, 2006, respectively	76,000	72,940
Work in process	38,437	29,311
Other current assets	11,042	7,153

Total current assets	142,404	136,758
Property and equipment, net	13,241	13,032
Goodwill	131,044	131,044
Other intangible assets, net	34,780	36,894
Other assets	8,046	3,772

Total assets	$329,515	$321,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$538	$355
Accounts payable	20,693	18,730
Accrued compensation and benefits	17,484	18,282
Accrued outsourcing	12,575	10,645
Accrued merger and restructuring	1,432	1,507
Income taxes payable	2,779	4,199
Accrued expenses and other current liabilities	12,939	13,564
Deferred revenue	9,070	8,583

Total current liabilities	77,510	75,865

Long-term debt, less current portion	75,948	77,855
Deferred income taxes, long-term	7,824	7,685
Income tax reserves	5,709	—
Other long-term liabilities	3,549	3,407
Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 60,515,755 and 60,089,130 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	605	601
Additional paid-in capital	258,735	257,077
Accumulated deficit	(107,656)	(107,704)
Accumulated other comprehensive income	7,291	6,714

Total stockholders’ equity	158,975	156,688

Total liabilities and stockholders’ equity	$329,515	$321,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenue	$108,616	$99,123
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	72,218	64,828
Sales and marketing	7,951	8,026
General and administrative	20,582	18,486
Research and development	717	743
Depreciation and amortization	1,294	1,492
Amortization of acquisition-related intangible assets	2,114	2,176
Merger, restructuring and other charges	278	767

Total operating expenses	105,154	96,518

Income from operations	3,462	2,605
Interest expense:
Interest on outstanding debt	1,418	1,865
Accretion of discount on debt	46	222
Interest income	206	135
Other expense, net	491	360

Income before income taxes	1,713	293
Provision for income taxes	1,481	1,300

Net income (loss)	$232	$(1,007)

Net income (loss) per share of common stock:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)
Weighted average number of common shares outstanding:
Basic	59,320	58,750
Diluted	60,791	58,750

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$232	$(1,007)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,737	1,300
Amortization of deferred financing charges and discount on debt	46	222
Depreciation and amortization	1,294	1,492
Amortization of acquisition-related intangible assets	2,114	2,176
Deferred income taxes	116	69
Other	8	44
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,437)	2,840
Work in process	(8,808)	(3,806)
Other current assets	(3,790)	(958)
Other assets	(4,221)	(95)
Accounts payable	2,022	3,900
Income tax payable	(1,274)	176
Accrued compensation and benefits	(476)	1,795
Accrued outsourcing	1,819	136
Accrued merger and restructuring	(493)	(1,569)
Accrued expenses and other liabilities	4,182	(6,194)
Deferred revenue	427	(1,600)

Net cash used in operating activities	(7,502)	(1,079)

Cash flows from investing activities:
Purchases of property and equipment	(1,407)	(847)
Proceeds from sale of property and equipment	—	12
Net proceeds from forward contract hedges	28	—

Net cash used in investing activities	(1,379)	(835)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	300	—
Payments of short-term debt	(326)	(255)
Payments of long-term debt	(2,000)	—
Proceeds from issuance of common stock under stock option plans	249	632
Proceeds from issuance of capital lease obligations	255	—
Payments of capital lease obligations	(134)	(22)

Net cash provided by (used in) financing activities	(1,656)	355

Net decrease in cash and cash equivalents	(10,537)	(1,559)
Effects of exchange rate changes on cash and cash equivalents	108	112
Cash and cash equivalents at beginning of period	27,354	25,147

Cash and cash equivalents at end of period	$16,925	$23,700

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, all of a normal nature, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with U.S. generally accepted accounting principles. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Stock Option Plans

The Company has stock-based compensation plans for salaried employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock and stock units, and other stock-based awards. The plans are administered by the Nominating and Compensation Committee of the Board of Directors, which consists of non-employee directors.

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The maximum number of shares of common stock available for issuance under the 2005 Plan is 4,000,000 shares. At March 31, 2007, there were 1,216,402 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period.

Lionbridge’s 1998 Stock Option Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares. At March 31, 2007 there were 1,251,324 options available for future grant under the Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the Plan. Under the terms of the Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Restricted Stock Awards

On February 15, 2007, Lionbridge issued 231,500 shares of restricted common stock with a fair market value of $1.3 million for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. Also on February 15, 2007, Lionbridge issued 84,475 shares of restricted common stock with a fair market value of $485,000 for which restrictions on disposition lapse over two years from the date of grant on each anniversary date.

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to the guidance of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”). In the three months ended March 31, 2007 and 2006, the Company expensed $1.7 million and $1.3 million, respectively, for stock options, market-based restricted stock awards and time-based restricted stock awards, classified in the statement of operations line items as follows:

	Three Months Ended March 31,
	2007	2006
Cost of revenue	$25,000	$41,000
Sales and marketing	267,000	261,000
General and administrative	1,414,000	980,000
Research and development	31,000	18,000

Total stock-based compensation expense	$1,737,000	$1,300,000

3. DEBT

On December 21, 2006, the Company entered into a Credit Agreement (the “Credit Agreement”), dated as of December 21, 2006, together with VeriTest, Inc. (“VeriTest”), Lionbridge US, Inc. (“Lionbridge US”), Lionbridge Global Solutions Federal, Inc. (“Federal”) and Lionbridge Global Solutions II, Inc. (“LGS II”) (VeriTest, Lionbridge US, Federal and LGS II, are collectively the “US Guarantors”), the several banks and financial institutions as may become parties to the HSBC Credit Agreement (collectively, the “Lenders”) and HSBC Bank USA, National Association, as administrative agent for the Lenders (“HSBC”). The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At March 31, 2007, $75.7 million was outstanding with an interest rate of 6.8%.

4. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net income (loss) and the net change in foreign currency translation adjustment, which is the only component of accumulated other comprehensive income. Total comprehensive income was $810,000 for the three-month period ended March 31, 2007 and total comprehensive loss was $313,000 for the three-month periods ended March 31, 2006.

5. NET INCOME (LOSS) PER SHARE

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

Shares used in calculating basic and diluted earnings per share for the three-month periods ended March 31, 2007 and 2006, respectively, are as follows:

	Three Months Ended March 31,
	2007	2006
Weighted average number of shares of common stock outstanding — basic	59,320,000	58,750,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	1,471,000	—

Weighted average number of shares of common stock outstanding — diluted	60,791,000	58,750,000

Options, unvested restricted stock and warrants to purchase 4,540,000 and 6,279,000 shares of common stock for the three-month periods ended March 31, 2007 and 2006, respectively, were not included in the calculation of diluted net loss per share, as their effect would be anti-dilutive.

6. MERGER, RESTRUCTURING AND OTHER CHARGES

During the three-month period ended March 31, 2007 Lionbridge recorded $278,000 of restructuring and other charges. The $278,000 of restructuring and other charges recorded in the three-month period ended March 31, 2007 included $167,000 for workforce reductions in Europe consisting of one technical and two administrative staff and $111,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs associated with Exit or Disposal Activities” (“SFAS No. 146”). The $278,000 of restructuring and other charges recorded during the three-month period ended March 31, 2007 related to the Company’s Global Language and Content (“GLC”) segment. The Company made $383,000 of cash payments in the three-month period ended March 31, 2007, $303,000 and $80,000 related to the GLC and Global Development and Testing (“GDT”) segments, respectively.

During the three-month period ended March 31, 2006 Lionbridge recorded $767,000 of restructuring and other charges. The $767,000 of restructuring and other charges recorded in the three-month period ended March 31, 2006 included $280,000 for workforce reductions in Europe, consisting of five technical and one administrative staff, a $68,000 reduction of anticipated costs recorded in a prior period on a vacated facility as a result of a sublease arrangement, recorded pursuant to the guidance in SFAS No. 146 and $555,000 of other charges, principally professional services fees, related to the integration of Bowne Global Solutions (“BGS”) recorded pursuant to the guidance in Emerging Issues Task Force Abstract 95-3, “Recognition of Liabilities in connection With a Purchase Business Combination” (“EITF 95-3”), and related literature. Of these charges, $338,000 related to the Company’s GLC segment, $29,000 to the GDT segment and $400,000 related to Corporate and Other. The Company made $1.7 million of cash payments in the three-month period ended March 31, 2006, $1.6 million and $53,000 related to the GLC and GDT segments, respectively, and $12,000 related to Corporate and Other.

The following table summarizes the accrual activity for the three months ended March 31, 2007 and 2006, respectively, by initiative:

	2007	2006
Beginning balance, January 1	$2,388,000	$4,210,000
Employee severance:
Merger and restructuring charges recorded (1)	167,000	280,000
Liabilities assumed and recorded on business combinations (2)	—	1,220,000
Cash payments related to liabilities assumed and recorded on business combinations	(3,000)	(897,000)
Cash payments related to liabilities recorded on exit or disposal activities	(27,000)	(282,000)

	137,000	321,000

Vacated facility/Lease termination:
Merger and restructuring charges recorded (1)	111,000	—
Liabilities assumed and recorded on business combinations (2)	—	240,000
Revision of estimated liabilities	—	(68,000)
Cash payments related to liabilities assumed and recorded on business combinations	(56,000)	(309,000)
Cash payments related to liabilities recorded on exit or disposal activities	(297,000)	(199,000)

	(242,000)	(336,000)

Ending balance, March 31	$2,283,000	$4,195,000

(1)	Charges recorded pursuant to the guidance in SFAS No. 146
(2)	Liabilities assumed and recorded pursuant to the guidance in EITF 95-3 and related literature.

At March 31, 2007, the Company’s consolidated balance sheet includes accruals totaling $2.3 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.4 million of these will be fully utilized in twelve months. The remaining $852,000 relates to lease obligations on unused facilities expiring through 2011 and is included in long-term liabilities.

7. INCOME TAXES

On January 1, 2007, Lionbridge adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

At the adoption date the Company had gross unrecognized tax affected benefits of approximately $1.5 million, exclusive of certain pre-acquisition indemnification items. As a result of adopting FIN 48, the Company recognized a charge of approximately $185,000 to the January 1, 2007 retained earnings balance for accrued taxes, interest and penalties related to the unrecognized tax benefits, which if incurred, would be recognized as a component of income tax expense.

The Company conducts business globally and in the normal course of business is subject to examination by local, state and federal jurisdictions in the United States as well as in multiple foreign jurisdictions. Currently, no Internal Revenue Service audits are underway and audits in foreign jurisdictions are in varying stages of completion. Open audit years are dependent upon the tax jurisdiction and range from 1997 to 2006.

In connection with the acquisition of BGS, Bowne & Co. Inc. agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. The Company determined that its gross unrecognized tax affected benefits related to the acquisition of BGS and subject to indemnification were approximately $4.0 million. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related FIN 48 liability as of January 1, 2007 for this amount. The accounts were increased during the first quarter of 2007 to reflect additional interest of approximately $95,000.

The components of the provision for income taxes are as follows for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Current:
Federal	$—	$—
State	26,000	—
Foreign	1,339,000	1,231,000

Total current provision	1,365,000	1,231,000
Deferred:
Federal	$116,000	$69,000

Total provision for income taxes	$1,481,000	$1,300,000

The tax provision for the three-month period ended March 31, 2007 consists primarily of taxes on income in foreign jurisdictions, a deferred tax provision of $116,000 related to the tax-deductible goodwill from the BGS acquisition and a provision of $98,000 related to the Company’s FIN 48 liability. The tax provision for the three-month period ended March 31, 2006 consists primarily of taxes on income in foreign jurisdictions and the tax deductible goodwill from the BGS acquisition.

The tax provisions for both periods include non-cash tax expense that will be offset by pre-acquisition foreign net operating loss carryforwards. The tax benefits from utilization of pre-acquisition losses do not reduce the foreign element of the tax provision, but instead reduce goodwill. The effective rate does not reflect a benefit of U.S. operating loss carryforward amounts due to a full valuation reserve against the U.S. deferred asset.

At March 31, 2007, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits.

Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

8. SEGMENT INFORMATION

Lionbridge has determined that its operating segments are those that are based on its method of internal reporting, which separately presents its business based on the service performed. The Company is reporting its results among the following three business segments:

Global Language and Content (“GLC”)—this segment includes Lionbridge’s globalization, translation and localization services, as well as content development and technical documentation. The GLC segment includes product and content globalization services. Globalization is the process of adapting content and products to meet the language and cultural requirements of users throughout the world. Lionbridge GLC solutions enable the translation, adaptation and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Lionbridge GLC solutions also include the development of eLearning content and technical documentation.

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

The table below presents information about the reported net income (loss) of the Company for the three-month periods ended March 31, 2007 and 2006. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Three Months Ended March 31,
	2007	2006
External revenue:
Global Language and Content	$86,993,000	$79,112,000
Global Development and Testing	15,923,000	14,279,000
Interpretation	5,700,000	5,732,000

	$108,616,000	$99,123,000

Net income (loss):
Global Language and Content	$9,987,000	$9,486,000
Global Development and Testing	2,578,000	2,106,000
Interpretation	714,000	484,000
Less: corporate and other expenses	(13,047,000)	(13,083,000)

	$232,000	$(1,007,000)

9. GOODWILL AND OTHER INTANGIBLE ASSETS

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

The following table summarizes other intangible assets at March 31, 2007 and December 31, 2006, respectively.

	March 31, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$7,459,000	$24,541,000	$32,000,000	$6,255,000	$25,745,000
BGS acquired customer contracts	14,000,000	4,691,000	9,309,000	14,000,000	3,950,000	10,050,000
BGS acquired technology	2,317,000	1,387,000	930,000	2,317,000	1,218,000	1,099,000

	$48,317,000	$13,537,000	$34,780,000	$48,317,000	$11,423,000	$36,894,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at March 31, 2007 in the fiscal periods as follows:

Year ending December 31,
2007	$6,339,000
2008	8,441,000
2009	5,520,000
2010	4,893,000
2011	2,332,000
Thereafter	7,255,000

$34,780,000

10. CONTINGENCIES

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remain free to ask the District Court to certify a different class which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. Because our proposed settlement with the plaintiffs involves the certification of the case against us as a class action for settlement purposes, the impact of the Court of Appeals’ rulings on the possible settlement of the case cannot now be predicted.

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

11. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing SFAS No. 159 and has not yet determined the impact, if any, that its adoption will have on its result of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 16, 2007 (SEC File No. 000-26933) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The forward-looking statements in this Form 10-Q are made as of the date of this filing only, and Lionbridge does not undertake to update or supplement these statements due to changes in circumstances or otherwise.

Introduction

Lionbridge is a leading provider of globalization, development and testing services that enable clients to develop, release, manage and maintain their enterprise content and technology applications globally. The Company reports financial performance in the following three segments: Global Language and Content (“GLC”), Global Development and Testing (“GDT”) and Interpretation.

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

For the three-month period ended March 31, 2007, Lionbridge’s income from operations was $3.5 million, with net income of $232,000. For the year ended December 31, 2006, the Company’s income from operations was $15.0 million with a net loss of $4.9 million. As of March 31, 2007, the Company had an accumulated deficit of $107.7 million.

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

Valuation of Goodwill and Long-Lived Assets

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that Lionbridge considers important that could trigger an impairment review include: significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. When Lionbridge determines that the carrying value of intangibles and goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company measures any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment on an annual basis. At December 31, 2006, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was required to be recorded related to the Company’s annual impairment testing for the year ended December 31, 2006. Estimating future cash flows requires management to make projections that can differ materially from actual results.

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

Merger, Restructuring and Other Charges

During the three-month period ended March 31, 2007 Lionbridge recorded $278,000 of restructuring and other charges. The $278,000 of restructuring and other charges recorded in the three-month period ended March 31, 2007 included $167,000 for workforce reductions in Europe consisting of one technical and two administrative staff and $111,000 of additional costs recorded for a previously vacated facility as a result of a new sublease arrangement, recorded pursuant to the guidance in SFAS No. 146. The $278,000 of restructuring and other charges recorded during the three-month period ended March 31, 2007 related to the Company’s GLC segment. The Company made $383,000 of cash payments in the three-month period ended March 31, 2007, $303,000 and $80,000 related to the GLC and GDT segments, respectively.

During the three-month period ended March 31, 2006 Lionbridge recorded $767,000 of restructuring and other charges. The $767,000 of restructuring and other charges recorded in the three-month period ended March 31, 2006 included $280,000 for workforce reductions in Europe, consisting of five technical and one administrative staff, a $68,000 reduction of anticipated costs recorded in a prior period on a vacated facility in order to factor in a sublease arrangement, recorded pursuant to the guidance in SFAS No. 146 and $555,000 of other charges, principally professional services fees, related to the integration of BGS recorded pursuant to the guidance in EITF 95-3 and related literature. Of these charges, $338,000 related to the Company’s GLC segment, $29,000 to the GDT segment and $400,000 related to Corporate and Other. The Company made $1.7 million of cash payments in the three-month period ended March 31, 2006, $1.6 million and $53,000 related to the GLC and GDT segments, respectively, and $12,000 related to Corporate and Other.

Stock-based Compensation

Stock Option Plans

The Company has stock-based compensation plans for salaried employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock and stock units, and other stock-based awards. The plans are administered by the Nominating and Compensation Committee of the Board of Directors, which consists of non-employee directors.

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The maximum number of shares of common stock available for issuance under the 2005 Plan is 4,000,000 shares. At March 31, 2007, there were 1,216,402 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period.

Lionbridge’s 1998 Stock Option Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares. At March 31, 2007 there were 1,251,324 options available for future grant under the Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the Plan. Under the terms of the Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Restricted Stock Awards

On February 15, 2007, Lionbridge issued 231,500 shares of restricted common stock with a fair market value of $1.3 million for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. Also on February 15, 2007, Lionbridge issued 84,475 shares of restricted common stock with a fair market value of $485,000 for which restrictions on disposition lapse over two years from the date of grant on each anniversary date.

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to the guidance of SFAS No. 123, “Share-Based Payment” (“SFAS No. 123R”). In the three months ended March 31, 2007 and 2006, the Company expensed $1.7 million and $1.3 million, respectively, for stock options, market-based restricted stock awards and time-based restricted stock awards, classified in the statement of operations line items as follows:

	Three Months Ended March 31,
	2007	2006
Cost of revenue	$25,000	$41,000
Sales and marketing	267,000	261,000
General and administrative	1,414,000	980,000
Research and development	31,000	18,000

Total stock-based compensation expense	$1,737,000	$1,300,000

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended March 31,
	2007	2006
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	66.5	65.5
Sales and marketing	7.3	8.1
General and administrative	18.9	18.6
Research and development	0.7	0.7
Depreciation and amortization	1.2	1.5
Amortization of acquisition-related intangible assets	1.9	2.2
Merger, restructuring and other charges	0.3	0.8

Total operating expenses	96.8	97.4

Income from operations	3.2	2.6
Interest expense:
Interest in outstanding debt	1.3	1.9
Amortization of deferred financing costs	0.0	0.2
Interest income	0.2	0.1
Other expense, net	0.5	0.4

Income before income taxes	1.6	0.3
Provision for income taxes	1.4	1.3

Net income (loss)	0.2%	(1.0)%

Revenue. The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
	2007		2006
GLC	$86,993,000	80%	$79,112,000	80%
GDT	15,923,000	15%	14,279,000	14%
Interpretation	5,700,000	5%	5,732,000	6%

Total revenue	$108,616,000	100%	$99,123,000	100%

Revenue for the quarter ended March 31, 2007 was $108.6 million, an increase of $9.5 million, or 9.6%, from $99.1 million for the quarter ended March 31, 2006. Approximately $5.5 million of this increase is primarily the result of organic growth, and approximately $4.0 million is attributable to the impact of foreign exchange, primarily affecting the GLC business, as the U.S. dollar declined against certain foreign currencies, in particular the Euro, during the quarter ended March 31, 2007. The increase consists of $7.9 million and $1.6 million of revenue growth in GLC and GDT, respectively. Interpretation revenue for the quarter ended March 31, 2007 remained consistent with the comparable quarter of 2006.

Revenue from the Company’s GLC business for the quarter ended March 31, 2007 increased $7.9 million, or 10.0%, to $87.0 million from $79.1 million for the quarter ended March 31, 2006. Approximately half of this increase is attributable to organic growth and the balance is the result of the impact of foreign exchange, as noted above. Organic growth consisted of increased revenue from new and existing customers and in part reflects a growing demand for localized web services.

Revenue from the Company’s GDT business was $15.9 million for the quarter ended March 31, 2007, an increase of $1.6 million, or 11.5%, from $14.3 million for the quarter ended March 31, 2006. The year-on-year increase in GDT revenue was due to increased revenue from a large customer under a long-term engagement. This increase was partially offset by a reduction in testing revenues as compared to the quarter ended March 31, 2006.

Revenue from the Company’s Interpretation business for the quarter ended March 31, 2007 remained consistent at $5.7 million as compared to the quarter ended March 31, 2006.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31, 2007	% Change Q1 06 to Q1 07	Three Months Ended March 31, 2006
GLC:
Cost of revenue	$57,786,000	13.1%	$51,099,000
Percentage of revenue	66.4%		64.6%
GDT:
Cost of revenue	10,078,000	11.3%	9,058,000
Percentage of revenue	63.3%		63.4%
Interpretation:
Cost of revenue	4,354,000	(6.8)%	4,671,000
Percentage of revenue	76.4%		81.5%

Total cost of revenue	$72,218,000		$64,828,000

Percentage of revenue	66.5%		65.5%

For the quarter ended March 31, 2007, as a percentage of revenue, cost of revenue increased to 66.5% as compared to 65.5% for the same quarter of 2006. The increase was primarily due to the changes in the revenue and service mix and the impact of foreign exchange, primarily in the GLC business. The U.S. dollar declined against certain foreign currencies, in particular the Euro, in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.

For the quarter ended March 31, 2007, cost of revenue increased $7.4 million, or 11.4%, to $72.2 million compared to $64.8 million for the same quarter of the prior year. This increase was primarily in support of $9.5 million incremental revenue as compared to the quarter ended March 31, 2006. Approximately $3.7 million of the increase is attributable to depreciation of the dollar against certain currencies as noted above.

Cost of revenue as a percentage of revenue in the Company’s GLC business increased to 66.4% for the quarter ended March 31, 2007, as compared to 64.6% for the same period of the prior year. This increase reflects higher costs for translation services, mainly due to variation in work mix and the impact of foreign exchange. These increases were partially offset by benefits realized from the deployment and use of Logoport™, Lionbridge’s language management technology platform, and lower internal operating costs resulting from the benefit of certain restructuring and cost reduction actions initiated in the prior year. For the quarter ended March 31, 2007, GLC cost of revenue increased $6.7 million, or 13.1%, to $57.8 million as compared to $51.1 million for the corresponding quarter of the prior year. This increase includes approximately $3.7 million due to the impact of foreign exchange, as compared to the quarter ended March 31, 2006. This increase was primarily associated with the $7.9 million revenue increase year over year.

Cost of revenue as a percentage of revenue in the Company’s GDT business decreased slightly to 63.3% for the quarter ended March 31, 2007, as compared 63.4% during the corresponding quarter of the prior year. This decrease reflects the impact of the ongoing GDT initiatives to offset increased compensation costs with productivity improvement. For the quarter ended March 31, 2007, GDT cost of revenue increased $1.0 million or 11.3%, to $10.1 million as compared to $9.1 million for the corresponding quarter of the prior year. This increase was primarily associated with the $1.6 million increase in revenue year-over-year, and to a lesser degree work mix variations in services as compared to the prior year.

Cost of revenue as a percentage of revenue in the Company’s Interpretation business decreased to 76.4% for the quarter ended March 31, 2007, as compared to 81.5% for the corresponding quarter of the prior year. This decrease reflects the favorable impact of pricing and work mix variations in services as compared to the prior year.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation/CRM system expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
	2007	2006
Total sales and marketing expenses	$7,951,000	$8,026,000
Decrease from prior year	75,000
Percentage of revenue	7.3%	8.1%

For the quarter ended March 31, 2007, sales and marketing expenses were essentially flat at $8.0 million as compared with the corresponding quarter of 2006, primarily due to the benefit of the integration and restructuring of the sales and marketing organization. As part of the integration and merger of BGS into Lionbridge, sales and marketing departments were combined and restructured. Additionally, new employees have been added and revised compensation plans have been implemented.

As a percentage of revenue, sales and marketing expenses decreased to 7.3% in the quarter ended March 31, 2007 from 8.1% in the corresponding period in 2006, reflecting the benefit of the integration and restructuring of the sales and marketing organization, and the increased revenue levels from period to period.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
	2007	2006
Total general and administrative expenses	$20,582,000	$18,486,000
Increase from prior year	2,096,000
Percentage of revenue	18.9%	18.6%

General and administrative expenses increased $2.1 million, or 11.3%, to $20.6 million for the quarter ended March 31, 2007 as compared to $18.5 million for the quarter ended March 31, 2006.

Approximately $1.0 million of the increase is attributable to the impact of foreign exchange, as the U.S. dollar declined against certain foreign currencies, in particular the Euro. The remainder is primarily due to $434,000 increased stock-based compensation and certain other legal, audit, compensation and business tax expenses in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. As a percentage of revenue, general and administrative expenses increased to 18.9% for the quarter ended March 31, 2007, as compared to 18.6%, for the same period of the prior year, due primarily to the items noted above, as well as the impact of supporting the increase in revenue from period to period.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
	2007	2006
Total research and development expense	$717,000	$743,000
Decrease from prior year	26,000
Percentage of revenue	0.7%	0.7%

Research and development expense decreased 3.5% to $717,000 for the quarter ended March 31, 2007 as compared to $743,000 for the quarter ended March 31, 2006. Research and development costs incurred for the three month periods ended March 31, 2007 and 2006 were each primarily attributable to costs incurred in development of a web-based hosted language management technology platform.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
	2007	2006
Total depreciation and amortization expense	$1,294,000	$1,492,000
Decrease from prior year	198,000
Percentage of revenue	1.2%	1.5%

Depreciation and amortization expense decreased 13.3% to $1.3 million for the quarter ended March 31, 2007 as compared to $1.5 million for the quarter ended March 31, 2006. The decrease for the three month period ended March 31, 2007 as compared to the corresponding quarter of the prior year is primarily due to the culmination of depreciable lives of certain assets acquired in prior years.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months ended March 31, 2007 and 2006 of $2.1 million and $2.2 million, respectively, relates solely to the amortization of identifiable intangible assets.

Interest Expense. Interest expense represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the three months ended March 31, 2007 of $1.5 million decreased $623,000 from $2.1 million for the three months ended March 31, 2006, and primarily represents interest paid or payable on debt and for the three-month periods ended March 31, 2007 and 2006, respectively. The decrease reflects the impact of $16.6 million of principal debt reduction year over year coupled with lower interest rates resulting from the Company’s new financing arrangement.

Other Expense, Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $491,000 in other expense, net, in the quarter ended March 31, 2007, as compared to $360,000 in other expense, net, in the corresponding quarter of the prior year. This increase was primarily attributable to the variances among the Euro and other currencies against the U.S. dollar in the quarter ended March 31, 2007, as compared to the net position and variance during the corresponding quarter of prior year and, to a lesser extent, by net realized and unrealized foreign currency losses of $76,000 recorded in the quarter ended March 31, 2007 on forward contracts.

Provision for Income Taxes. The following table shows the provision for income taxes expense in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
	2007	2006
Provision for income taxes	$1,481,000	$1,300,000
Increase from prior year	181,000
Percentage of revenue	1.4%	1.3%

The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions and the increase in deferred tax liabilities related to the tax deductible goodwill from the BGS acquisition. The tax provision increased $181,000 to $1.5 million for the quarter ended March 31, 2007 from $1.3 million in the corresponding quarter of the prior year due to the shift in the specific location of profits throughout the foreign jurisdictions.

Liquidity and Capital Resources

On December 21, 2006, the Company entered into a Credit Agreement (the “Credit Agreement”), replacing the Company’s Term Loan B and Revolving Credit Facility that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At March 31, 2007, $75.7 million was outstanding with an interest rate of 6.8%.

The following table shows cash and cash equivalents and working capital at March 31, 2007 and at December 31, 2006:

	March 31, 2007	December 31, 2006
Cash and cash equivalents	$16,925,000	$27,354,000
Working capital	64,894,000	60,893,000

Lionbridge’s working capital increased $4.0 million to $64.9 million at March 31, 2007 as compared to $60.9 million at December 31, 2006. The increase was driven by the growth of the business during the three months ended March 31, 2007. As of March 31, 2007, cash and cash equivalents totaled $16.9 million, a decrease of $10.4 million from $27.4 million at December 31, 2006, primarily due to $7.5 million net cash used in operating activities of the business, $2.0 million in payments of long-term debt and $1.4 million for purchases of property and equipment. Accounts receivable and work in process totaled $114.4 million, an increase of $12.2 million as compared to $102.3 million at December 31, 2006. Other current assets increased $3.9 million to $11.0 million as compared to $7.2 million at December 31, 2006. Current liabilities totaled $77.5 million at March 31, 2007, an increase of $1.6 million as compared to $75.9 million at December 31, 2006.

The following table shows the net cash used in operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
	2007	2006
Net cash used in operating activities	$(7,502,000)	$(1,079,000)
Net cash used in investing activities	(1,379,000)	(835,000)
Net cash provided by (used in) financing activities	(1,656,000)	355,000

Net cash used in operating activities was $7.5 million for the three months ended March 31, 2007, as compared to $1.1 million for the corresponding period of the prior year. The $7.5 million cash used in operating activities was due to net income of $232,000 (inclusive of $5.3 million in depreciation, amortization, stock based compensation and other non-cash expenses), a $2.4 million increase in accounts receivable, a $8.8 million increase in work in process, a $8.0 million increase in other operating assets, a $5.8 million increase in accounts payable, accrued expenses and other operating liabilities, and a $427,000 increase in deferred revenue.

In the three months ended March 31, 2006, net cash used in operating activities was $1.1 million. The primary use of cash was due to the net loss of $1.0 million (inclusive of $5.3 million in depreciation, amortization, stock based compensation and other non-cash expenses), a $4.9 million increase in work-in-process and other operating assets, a $5.8 million reduction in accrued expenses, a $1.6 million decrease in deferred revenue, partially offset by a $2.8 million increase in accounts receivable, and a $3.9 million increase in accounts payable.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities decreased $544,000 to $1.4 million for the three months ended March 31, 2007, from $835,000 for the corresponding period of the prior year. The primary investing activity in the three month periods ended March 31, 2007 and 2006 was $1.4 million and $847,000, respectively, for the purchase of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2007 was $1.7 million, a decrease of $2.0 million as compared to $355,000 net cash provided by financing activities for the corresponding period of 2006. Cash used in financing activities consisted of $2.0 million of payments of long-term debt, $249,000 of proceeds from the issuance of common stock under option plans, $255,000 in proceeds from the issuance of capital leases and $134,000 for payments of capital lease obligations.

In the three months ended March 31, 2006, net cash provided by financing activities was $355,000. Net cash provided by financing activities consisted of $632,000 in net proceeds from the issuance of common stock under option and employee stock purchase plans, partially offset by $255,000 of payments of short-term debt and $22,000 in payments of capital lease obligations.

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

Contractual Obligations

As of March 31, 2007, there are no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 other than impact of the adoption of FIN No. 48 which resulted in an increase to income tax liabilities of approximately $283,000 from the amount recorded at December 31, 2006. In addition, in connection with the acquisition of BGS, the Company has recorded a tax liability of approximately $4.1 million related to tax liabilities accruing on or prior to the acquisition date of September 1, 2005 that Bowne & Co., Inc. agreed to indemnify. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related FIN 48 liability for this amount. The timing of settlement of these tax liabilities is uncertain at this time.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing SFAS No. 159 and has not yet determined the impact, if any, that its adoption will have on its result of operations or financial position.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bear interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of March 31, 2007, $75.7 million was outstanding. A hypothetical 10% increase or decrease in interest rates would have a $516,000 impact on the Company’s interest expense based on the $75.7 million outstanding at March 31, 2007 with an interest rate of 6.8%. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of investments in high quality commercial bank time deposits. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 65% and 59% of its costs and expenses for the three-month periods ended March 31, 2007 and 2006, respectively, were denominated in foreign currencies. In addition, 24% and 23% of the Company’s assets were subject to foreign currency exchange fluctuations as of March 31, 2007 and December 31, 2006, respectively, while 7% and 6% of its liabilities were subject to foreign currency exchange fluctuations as of March 31, 2007 and December 31, 2006, respectively. The principal foreign currency applicable to our business is the Euro. In addition, Lionbridge has assets and liabilities denominated in currencies other than the functional currency of the relative entity. As a result, Lionbridge is exposed to foreign currency exchange fluctuations. The Company manages its risk to changes in foreign currency exchange rates through a risk management program that partially mitigates its exposure to foreign currency assets or liabilities, primarily with respect to the Euro, and that includes the use of derivative financial instruments not designated as hedges in accordance with FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company had forward contracts outstanding in the notional amount of $42.0 million at March 31, 2007 and recorded $13,000 in other assets to recognize the fair value of these forward contracts. A 10% appreciation or depreciation in the U.S. dollar’s value relative to the hedge currencies would increase or decrease the forward contracts’ fair value by $1.3 million at March 31, 2007. Any increase or decrease in the fair value of the Company’s currency exchange rate sensitive forward contracts would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset or liability.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remain free to ask the District Court to certify a different class which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. Because our proposed settlement with the plaintiffs involves the certification of the case against us as a class action for settlement purposes, the impact of the Court of Appeals’ rulings on the possible settlement of the case cannot now be predicted.

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

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 16, 2007 (SEC File No. 000-26933), as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements.

It em 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2007, the Company withheld 55,676 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2007 – January 31, 2007	855	$6.31
February 1, 2007 – February 28, 2007	54,821	$5.79

In addition, upon the termination of employees during the quarter ended March 31, 2007, 4,000 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended March 31, 2007:

Period	Total Number of Shares Forfeited
January 1, 2007 – January 31, 2007	4,000

Item 6.	Exhibits

(a) Exhibits.

10.1	Amendment and Joinder Agreement dated as of January 22, 2007 among the Company, HSBC Bank USA, NA and the parties named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K on January 25, 2007 (File No. 000-26933) and incorporated herein by reference)

10.2	Charge on Shares of Lionbridge International (filed as Exhibit 10.2 to the Current Report on Form 8-K on January 25, 2007 (File No. 000-26933) and incorporated herein by reference)

10.3	Charge on Shares of Lionbridge International Finance Limited (filed as Exhibit 10.3 to the Current Report on Form 8-K on January 25, 2007 (File No. 000-26933) and incorporated herein by reference)

10.4	Notes issued by Lionbridge International Finance Limited to the Lenders under the Credit Agreement (filed as Exhibit 10.4 to the Current Report on Form 8-K on January 25, 2007 (File No. 000-26933) and incorporated herein by reference)

10.5*	Lease dated as of March 14, 2007 between TCAM Core Property Fund Operating LP and Lionbridge US, Inc.

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

LIONBRIDGE TECHNOLOGIES, INC.

SI GNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/s/ STEPHEN J. LIFSHATZ
Stephen J. Lifshatz
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: May 10, 2007

Exhibit Index

Exhibit Number	Description
10.1	Amendment and Joinder Agreement dated as of January 22, 2007 among the Company, HSBC Bank USA, NA and the parties named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K on January 25, 2007 (File No. 000-26933) and incorporated herein by reference)

10.2	Charge on Shares of Lionbridge International (filed as Exhibit 10.2 to the Current Report on Form 8-K on January 25, 2007 (File No. 000-26933) and incorporated herein by reference)

10.3	Charge on Shares of Lionbridge International Finance Limited (filed as Exhibit 10.3 to the Current Report on Form 8-K on January 25, 2007 (File No. 000-26933) and incorporated herein by reference)

10.4	Notes issued by Lionbridge International Finance Limited to the Lenders under the Credit Agreement (filed as Exhibit 10.4 to the Current Report on Form 8-K on January 25, 2007 (File No. 000-26933) and incorporated herein by reference)

10.5*	Lease dated as of March 14, 2007 between TCAM Core Property Fund Operating LP and Lionbridge US, Inc.

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.