Form 10-Q
period 2007-06-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2007-08-09
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2007 was 60,629,433.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,918	$27,354
Accounts receivable, net of allowance of $730 and $728 at June 30, 2007 and December 31, 2006, respectively	88,172	72,940
Work in process	28,293	29,311
Other current assets	11,775	7,153

Total current assets	154,158	136,758
Property and equipment, net	13,392	13,032
Goodwill	131,044	131,044
Other intangible assets, net	32,667	36,894
Other assets	7,948	3,772

Total assets	$339,209	$321,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$306	$355
Accounts payable	19,933	18,730
Accrued compensation and benefits	19,809	18,282
Accrued outsourcing	13,385	10,645
Accrued merger and restructuring	1,817	1,507
Income taxes payable	5,678	4,199
Accrued expenses and other current liabilities	11,581	13,564
Deferred revenue	11,400	8,583

Total current liabilities	83,909	75,865

Long-term debt, less current portion	75,878	77,855
Deferred income taxes, long-term	7,954	7,685
Income tax reserves	5,905	—
Other long-term liabilities	3,573	3,407
Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 60,632,808 and 60,089,130 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	606	601
Additional paid-in capital	260,726	257,077
Accumulated deficit	(107,469)	(107,704)
Accumulated other comprehensive income	8,127	6,714

Total stockholders’ equity	161,990	156,688

Total liabilities and stockholders’ equity	$339,209	$321,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$114,591	$110,525	$223,207	$209,648
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	74,806	71,946	147,024	136,774
Sales and marketing	8,571	7,163	16,522	15,189
General and administrative	21,319	18,296	41,901	36,782
Research and development	785	741	1,502	1,484
Depreciation and amortization	1,324	1,413	2,618	2,905
Amortization of acquisition-related intangible assets	2,113	2,176	4,227	4,352
Merger, restructuring and other charges	972	644	1,250	1,411

Total operating expenses	109,890	102,379	215,044	198,897

Income from operations	4,701	8,146	8,163	10,751
Interest expense:
Interest on outstanding debt	1,388	2,041	2,806	3,906
Amortization of deferred financing costs and discount on debt	49	238	95	460
Interest income	119	51	325	186
Other expense, net	598	785	1,089	1,145

Income before income taxes	2,785	5,133	4,498	5,426
Provision for income taxes	2,598	2,131	4,079	3,431

Net income	$187	$3,002	$419	$1,995

Net income per share of common stock:
Basic	$0.00	$0.05	$0.01	$0.03
Diluted	$0.00	$0.05	$0.01	$0.03
Weighted average number of common shares outstanding:
Basic	59,540	58,967	59,432	58,861
Diluted	60,929	60,772	60,822	60,777

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$419	$1,995
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,757	2,751
Amortization of deferred financing charges and discount on debt	95	460
Depreciation and amortization	2,618	2,905
Amortization of acquisition-related intangible assets	4,227	4,352
Deferred income taxes	232	429
Other	(42)	71
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,742)	(3,453)
Work in process	1,401	(5,445)
Other current assets	(4,439)	(476)
Other assets	(4,117)	119
Accounts payable	(117)	8,382
Income tax payable	2,130	667
Accrued compensation and benefits	(438)	2,668
Accrued outsourcing	2,507	779
Accrued merger and restructuring	69	(145)
Accrued expenses and other liabilities	4,025	(8,645)
Deferred revenue	2,635	284

Net cash provided by operating activities	1,220	7,698

Cash flows from investing activities:
Purchases of property and equipment	(2,843)	(1,975)
Proceeds from sale of property and equipment	—	12
Purchase price adjustment for businesses acquired	—	1,378
Net proceeds from foreign currency forward contracts	105	—

Net cash used in investing activities	(2,738)	(585)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	15,100	8,000
Payments of short-term debt	(15,154)	(8,000)
Payments of long-term debt	(2,000)	(4,726)
Proceeds from issuance of common stock under stock option plans	348	859
Proceeds from issuance of capital lease obligations	257	—
Payments of capital lease obligations	(187)	(50)

Net cash used in financing activities	(1,636)	(3,917)

Net increase (decrease) in cash and cash equivalents	(3,154)	3,196
Effects of exchange rate changes on cash and cash equivalents	1,718	441
Cash and cash equivalents at beginning of period	27,354	25,147

Cash and cash equivalents at end of period	$25,918	$28,784

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The 2005 Plan was amended on May 21, 2007 to adjust the vesting schedule of future automatic equity grants to non-employee directors of the Company from four years to two years. The maximum number of shares of common stock available for issuance under the 2005 Plan is 4,000,000 shares. At June 30, 2007, there were 588,402 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period. In the six months ended June 30, 2007, Lionbridge issued 1,021,500 stock option grants under the 2005 Plan.

Lionbridge’s 1998 Stock Option Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares. At June 30, 2007 there were 1,299,921 options available for future grant under the Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the Plan. Under the terms of the Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Restricted Stock Awards

On May 21, 2007, Lionbridge issued 20,625 restricted stock units with a fair market value of $125,000 for which restrictions on disposition lapse over thirteen months from the date of grant on each anniversary date. On May 1, 2007, Lionbridge issued 104,500 shares of restricted common stock and 182,500 restricted stock units with a fair market value of $1.4 million for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. On April 24, 2007, Lionbridge issued 3,000 shares of restricted common stock with a fair market value of $16,000 for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. On February 15, 2007, Lionbridge issued 231,500 shares of restricted common stock with a fair market value of $1.3 million for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. Also on February 15, 2007, Lionbridge issued 84,475 shares of restricted common stock with a fair market value of $485,000 for which restrictions on disposition lapse over two years from the date of grant on each anniversary date.

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to the guidance of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”). Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $2.0 million and $1.5 million for the three-month periods ended June 30, 2007 and 2006, respectively and $3.8 million and $2.8 million for the six-month periods ended June 30, 2007 and 2006, respectively, classified in the statement of operations line items as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue	$35,000	$46,000	$60,000	$87,000
Sales and marketing	320,000	293,000	587,000	554,000
General and administrative	1,624,000	1,087,000	3,038,000	2,067,000
Research and development	41,000	25,000	72,000	43,000

Total stock-based compensation expense	$2,020,000	$1,451,000	$3,757,000	$2,751,000

3. DEBT

On December 21, 2006, the Company entered into a Credit Agreement (the “Credit Agreement”), dated as of December 21, 2006, together with VeriTest, Inc. (“VeriTest”), Lionbridge US, Inc. (“Lionbridge US”), Lionbridge Global Solutions Federal, Inc. (“Federal”) and Lionbridge Global Solutions II, Inc. (“LGS II”) (VeriTest, Lionbridge US, Federal and LGS II, are collectively the “US Guarantors”), the several banks and financial institutions as may become parties to the HSBC Credit Agreement (collectively, the “Lenders”) and HSBC Bank USA, National Association, as administrative agent for the Lenders (“HSBC”). The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At June 30, 2007, $75.7 million was outstanding with an interest rate of 6.8%.

4. COMPREHENSIVE INCOME

Total comprehensive income consists of net income and the net change in foreign currency translation adjustment, which is the only component of accumulated other comprehensive income. Total comprehensive income was $1.0 million and $4.6 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $1.8 million and $4.3 million for the six-month periods ended June 30, 2007 and 2006, respectively.

5. NET INCOME PER SHARE

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

Shares used in calculating basic and diluted earnings per share for the three and six-month periods ended June 30, 2007 and 2006, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average number of shares of common stock outstanding—basic	59,540,000	58,967,000	59,432,000	58,861,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	1,389,000	1,805,000	1,390,000	1,916,000

Weighted average number of shares of common stock outstanding—diluted	60,929,000	60,772,000	60,822,000	60,777,000

Options, unvested restricted stock and warrants to purchase 5,029,000 and 3,421,000 shares of common stock for the three-month periods ended June 30, 2007 and 2006, respectively, and 5,325,000 and 3,969,000 for the six-month periods ended June 30, 2007 and 2006, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

6. MERGER, RESTRUCTURING AND OTHER CHARGES

During the six-month period ended June 30, 2007 Lionbridge recorded $1.3 million of restructuring and other charges. The $1.3 million of restructuring and other charges recorded in the six-month period ended June 30, 2007 included $727,000 for workforce reductions in Europe and South America consisting of twelve technical and five administrative staff, $162,000 recorded for vacated facilities, $132,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs associated with Exit or Disposal Activities” (“SFAS No. 146”) and $229,000 of other charges, principally expenses related to integrating financial systems used by the acquired Bowne Global Solutions (“BGS”) sites to a common general ledger financial system. Of these charges, $929,000 related to the Company’s Global Language and Content (“GLC”) segment, $92,000 related to the Global Development and Testing (“GDT”) segment and $229,000 related to Corporate and Other. The Company made $1.1 million of cash payments in the six-month period ended June 30, 2007, $875,000 and $243,000 related to the GLC and GDT segments, respectively.

During the six-month period ended June 30, 2006 Lionbridge recorded $1.4 million of restructuring and other charges. The $1.4 million of restructuring and other charges recorded in the six-month period ended June 30, 2006 included $476,000 for workforce reductions in Europe and the U.S. consisting of six technical and two administrative staff, a $57,000 reduction of anticipated costs recorded in a prior period on a vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in SFAS No. 146 and $992,000 of other charges, principally professional services fees, related to the integration of BGS recorded pursuant to the guidance in Emerging Issues Task Force Abstract 95-3, “Recognition of Liabilities in connection With a Purchase Business Combination” (“EITF 95-3’), and related literature. Of these charges, $646,000 related to the Company’s GLC segment and $765,000 related to Corporate and Other. Of the $3.3 million of cash payments in the six-month period ended June 30, 2006, $3.2 million and $95,000 related to the GLC and GDT segments, respectively, and $23,000 related to Corporate and Other.

The following table summarizes the accrual activity for the six months ended June 30, 2007 and 2006, respectively, by initiative:

	2007	2006
Beginning balance, January 1	$2,388,000	$4,210,000
Employee severance:
Merger and restructuring charges recorded (1)	727,000	476,000
Liabilities assumed and recorded on business combinations (2)	—	1,687,000
Cash payments related to liabilities assumed and recorded on business combinations	(3,000)	(1,879,000)
Cash payments related to liabilities recorded on exit or disposal activities	(359,000)	(499,000)

	365,000	(215,000)

Vacated facility/Lease termination:
Merger and restructuring charges recorded (1)	162,000	—
Liabilities assumed and recorded on business combinations (2)	—	262,000
Revision of estimated liabilities	132,000	(57,000)

	2007	2006
Cash payments related to liabilities assumed and recorded on business combinations	(205,000)	(608,000)
Cash payments related to liabilities recorded on exit or disposal activities	(551,000)	(301,000)

	(462,000)	(704,000)

Ending balance, June 30	$2,291,000	$3,291,000

(1)	Charges recorded pursuant to the guidance in SFAS No. 146
(2)	Liabilities assumed and recorded pursuant to the guidance in EITF 95-3 and related literature.

At June 30, 2007, the Company’s consolidated balance sheet includes accruals totaling $2.3 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.8 million of these will be fully utilized within twelve months. The remaining $474,000 relates to lease obligations on unused facilities expiring through 2011 and is included in long-term liabilities.

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

In connection with the acquisition of BGS, Bowne & Co. Inc. agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. The Company determined that its gross unrecognized tax affected benefits related to the acquisition of BGS and subject to indemnification were approximately $4.0 million. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related FIN 48 liability as of January 1, 2007 for this amount. Tax provisions during the six months ended June 30, 2007, primarily related to accrued interest, have increased these balances by $192,000 to $4.2 million.

The components of the provision for income taxes are as follows for the three and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Current:
Federal	$—	$—	$—	$—
State	62,000	—	88,000	—
Foreign	2,420,000	1,771,000	3,759,000	3,002,000

Total current provision	2,482,000	1,771,000	3,847,000	3,002,000
Deferred:
Federal	$116,000	$360,000	$232,000	$429,000

Total provision for income taxes	$2,598,000	$2,131,000	$4,079,000	$3,431,000

The tax provision for the three and six-month periods ended June 30, 2007 consists primarily of taxes on income in foreign jurisdictions, a deferred tax provision of $116,000 and $232,000, respectively, related to tax-deductible goodwill from the BGS acquisition and a provision of $99,000 and $197,000, respectively, related to the Company’s FIN 48 liability. The Company reasonably anticipates that the unrecognized tax benefit relative to FIN 48 will not change significantly within the next twelve months. The tax provision for the three and six-month periods ended June 30, 2006 consists primarily of taxes on income in foreign jurisdictions and deferred taxes related to tax deductible goodwill acquired from the BGS acquisition.

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

At June 30, 2007, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits.

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

The table below presents information about the reported net income of the Company for the three and six-month periods ended June 30, 2007 and 2006. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
External revenue:
Global Language and Content	$88,706,000	$88,530,000	$175,699,000	$167,642,000
Global Development and Testing	19,643,000	15,651,000	35,566,000	29,930,000
Interpretation	6,242,000	6,344,000	11,942,000	12,076,000

	$114,591,000	$110,525,000	$223,207,000	$209,648,000

Net income:
Global Language and Content	$11,954,000	$13,538,000	$21,941,000	$23,024,000
Global Development and Testing	4,335,000	3,504,000	6,913,000	5,610,000
Interpretation	903,000	715,000	1,617,000	1,199,000

Less: corporate and other expenses	(17,005,000)	(14,755,000)	(30,052,000)	(27,838,000)

	$187,000	$3,002,000	$419,000	$1,995,000

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

The following table summarizes other intangible assets at June 30, 2007 and December 31, 2006, respectively.

	June 30, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$8,663,000	$23,337,000	$32,000,000	$6,255,000	$25,745,000
BGS acquired customer contracts	14,000,000	5,431,000	8,569,000	14,000,000	3,950,000	10,050,000
BGS acquired technology	2,317,000	1,556,000	761,000	2,317,000	1,218,000	1,099,000

	$48,317,000	$15,650,000	$32,667,000	$48,317,000	$11,423,000	$36,894,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at June 30, 2007 in the fiscal periods as follows:

Year ending December 31,
2007	$4,226,000
2008	8,441,000
2009	5,520,000
2010	4,893,000
2011	2,332,000
Thereafter	7,255,000

$32,667,000

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

In June 2003, Lionbridge elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If the proposed settlement had been approved by the Court, it would have resulted in the dismissal, with prejudice, of all claims in the litigation against Lionbridge and against any other of the issuer defendants who elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. This proposed settlement was conditioned on, among other things, a ruling by the District Court that the claims against Lionbridge and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement.

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision.

In light of the Court of Appeals’ December 5, 2006 decision regarding certification of the plaintiffs’ claims, the District Court entered an order on June 25, 2007 terminating the proposed settlement between the plaintiffs and the issuers, including Lionbridge. Because any possible future settlement with the plaintiffs, if such a settlement were ever to be agreed to, would involve the certification of a class action for settlement purposes, the impact of the Court of Appeals’ class certification-related rulings on the possible future settlement of the claims against Lionbridge cannot now be predicted.

With the termination of the proposed settlement, we intend to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company believes that the underwriters may have an obligation to indemnify Lionbridge for the legal fees and other costs of defending this suit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

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

Lionbridge’s interpretation business (“Interpretation”) pertains to the Company’s interpretation services for government organizations and businesses that require human interpreters for non-English speaking individuals.

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

For the six-month period ended June 30, 2007, Lionbridge’s income from operations was $8.2 million, with net income of $419,000. For the year ended December 31, 2006, the Company’s income from operations was $15.0 million with a net loss of $4.9 million. As of June 30, 2007, the Company had an accumulated deficit of $107.5 million.

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

Merger, Restructuring and Other Charges

During the six-month period ended June 30, 2007 Lionbridge recorded $1.3 million of restructuring and other charges. The $1.3 million of restructuring and other charges recorded in the six-month period ended June 30, 2007 included $727,000 for workforce reductions in Europe and South America consisting of twelve technical and five administrative staff, $162,000 recorded for vacated facilities, $132,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs associated with Exit or Disposal Activities” (“SFAS No. 146”) and $229,000 of other charges, principally expenses related to integrating financial systems used by the acquired Bowne Global Solutions (“BGS”) sites to a common general ledger financial system. Of these charges, $929,000 related to the Company’s Global Language and Content (“GLC”) segment, $92,000 related to the Global Development and Testing (“GDT”) segment and $229,000 related to Corporate and Other. The Company made $1.1 million of cash payments in the six-month period ended June 30, 2007, $875,000 and $243,000 related to the GLC and GDT segments, respectively.

During the six-month period ended June 30, 2006 Lionbridge recorded $1.4 million of restructuring and other charges. The $1.4 million of restructuring and other charges recorded in the six-month period ended June 30, 2006 included $476,000 for workforce reductions in Europe and the U.S. consisting of six technical and two administrative staff, a $57,000 reduction of anticipated costs recorded in a prior period on a vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in SFAS No. 146 and $992,000 of other charges, principally professional services fees, related to the integration of BGS recorded pursuant to the guidance in EITF 95-3, and related literature. Of these charges, $646,000 related to the Company’s GLC segment and $765,000 related to Corporate and Other. Of the $3.3 million of cash payments in the six-month period ended June 30, 2006, $3.2 million and $95,000 related to the GLC and GDT segments, respectively, and $23,000 related to Corporate and Other.

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The 2005 Plan was amended on May 21, 2007 to adjust the vesting schedule of future automatic equity grants to non-employee directors of the Company from four years to two years. The maximum number of shares of common stock available for issuance under the 2005 Plan is 4,000,000 shares. At June 30, 2007, there were 588,402 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period. In the six months ended June 30, 2007, Lionbridge issued 1,021,500 stock option grants under the 2005 Plan.

Lionbridge’s 1998 Stock Option Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares. At June 30, 2007 there were 1,299,921 options available for future grant under the Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the Plan. Under the terms of the Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Restricted Stock Awards

On May 21, 2007, Lionbridge issued 20,625 restricted stock units with a fair market value of $125,000 for which restrictions on disposition lapse over thirteen months from the date of grant on each anniversary date. On May 1, 2007, Lionbridge issued 104,500 shares of restricted common stock and 182,500 restricted stock units with a fair market value of $1.4 million for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. On April 24, 2007, Lionbridge issued 3,000 shares of restricted common stock with a fair market value of $16,000 for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. On February 15, 2007, Lionbridge issued 231,500 shares of restricted common stock with a fair market value of $1.3 million for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. Also on February 15, 2007, Lionbridge issued 84,475 shares of restricted common stock with a fair market value of $485,000 for which restrictions on disposition lapse over two years from the date of grant on each anniversary date.

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to the guidance of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”). Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $2.0 million and $1.5 million for the three-month periods ended June 30, 2007 and 2006, respectively and $3.8 million and $2.8 million for the six-month periods ended June 30, 2007 and 2006, respectively, classified in the statement of operations line items as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue	$35,000	$46,000	$60,000	$87,000
Sales and marketing	320,000	293,000	587,000	554,000
General and administrative	1,624,000	1,087,000	3,038,000	2,067,000
Research and development	41,000	25,000	72,000	43,000

Total stock-based compensation expense	$2,020,000	$1,451,000	$3,757,000	$2,751,000

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	65.3	65.1	65.9	65.2
Sales and marketing	7.5	6.5	7.4	7.3
General and administrative	18.6	16.5	18.8	17.5
Research and development	0.7	0.7	0.7	0.7
Depreciation and amortization	1.2	1.3	1.2	1.4
Amortization of acquisition-related intangible assets	1.8	2.0	1.9	2.1
Merger, restructuring and other charges	0.8	0.6	0.4	0.7

Total operating expenses	95.9	92.7	96.3	94.9

Income from operations	4.1	7.3	3.7	5.1
Interest expense:
Interest in outstanding debt	1.2	1.8	1.3	1.9
Amortization of deferred financing costs	—	0.2	—	0.2
Interest income	0.1	—	0.1	0.1
Other expense, net	0.5	0.7	0.5	0.5

Income before income taxes	2.5	4.6	2.0	2.6
Provision for income taxes	2.3	1.9	1.8	1.6

Net income	0.2%	2.7%	0.2%	1.0%

Revenue. The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
GLC	$88,706,000	78%	$88,530,000	80%	$175,699,000	79%	$167,642,000	80%
GDT	19,643,000	17%	15,651,000	14%	35,566,000	16%	29,930,000	14%
Interpretation	6,242,000	5%	6,344,000	6%	11,942,000	5%	12,076,000	6%

Total revenue	$114,591,000	100%	$110,525,000	100%	$223,207,000	100%	$209,648,000	100%

Revenue for the quarter ended June 30, 2007 was $114.6 million, an increase of $4.1 million, or 3.7%, from $110.5 million for the quarter ended June 30, 2006 and consists of $176,000 and $4.0 million of revenue growth in GLC and GDT, respectively. Interpretation revenue for the quarter ended June 30, 2007, declined $102,000 to $6.2 million from $6.3 million in the comparable quarter of 2006. As compared to the quarter ended June 30, 2006, revenues increased approximately $1.0 million as the result of organic growth, and approximately $3.1 million, due to the impact of foreign exchange, primarily affecting the GLC business, as the U.S. dollar declined against certain foreign currencies, in particular the Euro, during the quarter ended June 30, 2007. This increase was partially offset by a $4.8 million increase in deferred revenue which negatively impacted comparative recognized revenue in the GLC business.

Revenue for the six months ended June 30, 2007 was $223.2 million, an increase of $13.6 million, or 6.5%, from $209.6 million for the six months ended June 30, 2006. The increase of $13.6 million consists of $8.1 million and $5.6 million of revenue growth in GLC and GDT, respectively. Interpretation revenue for the six months ended June 30, 2007, declined $134,000 to $11.9 million from $12.1 million in the comparable six months of 2006. As compared to the six months ended June 30, 2006, revenues increased approximately $6.5 million as the result of organic growth, and approximately $7.1 million, due to the impact of foreign exchange, primarily affecting the GLC business, as the U.S. dollar declined against certain foreign currencies, in particular the Euro, during the six months ended June 30, 2007. As noted above, this increase was partially offset by the increase in deferred revenue in the GLC business.

Revenue from the Company’s GLC business for the quarter ended June 30, 2007 increased $176,000 to $88.7 million from $88.5 million for the quarter ended June 30, 2006, essentially flat year over year. Revenue from the Company’s GLC business for the six months ended June 30, 2007 was $175.7 million, an increase of $8.1 million, or 4.8%, from $167.6 million for the six months ended June 30, 2006. Approximately half of the increase for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, is due to organic growth and the balance is the result of the impact of foreign exchange, as noted above. Organic growth consisted of increased revenue from new and existing customers and in part reflects a growing demand for localized web services. This increase in revenue was partially offset by the increase in deferred revenue in the GLC business.

Revenue from the Company’s GDT business was $19.6 million for the quarter ended June 30, 2007, an increase of $4.0 million, or 25.5%, from $15.7 million for the quarter ended June 30, 2006. Revenue from the Company’s GDT business for the six months ended June 30, 2007 was $35.6 million, an increase of $5.6 million, or 18.8%, from $29.9 million for the six months ended June 30, 2006. The year-on-year increase in GDT for the quarter and six months ended June 30, 2007, was primarily due to increased revenue from two large customers under long-term engagements.

Revenue from the Company’s Interpretation business for the quarter and six months ended June 30, 2007 was down slightly as compared to the quarter ended and six months ended June 30, 2006.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30, 2007	% Change Q2 06 to Q2 07	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	% Change Six Months 06 to Six Months 07	Six Months Ended June 30, 2006
GLC:
Cost of revenue	$58,173,000	0.8%	$57,684,000	$115,959,000	6.6%	$108,783,000
Percentage of revenue	65.6%		65.2%	66.0%		64.9%
GDT:
Cost of revenue	11,885,000	28.4%	9,256,000	21,963,000	19.9%	18,314,000
Percentage of revenue	60.5%		59.1%	61.8%		61.2%
Interpretation:
Cost of revenue	4,748,000	(5.2)%	5,006,000	9,102,000	(5.9)%	9,677,000
Percentage of revenue	76.1%		78.9%	76.2%		80.1%

Total cost of revenue	$74,806,000		$71,946,000	$147,024,000		$136,774,000

Percentage of revenue	65.3%		65.1%	65.9%		65.2%

For the quarter and six months ended June 30, 2007, as a percentage of revenue, cost of revenue increased slightly to 65.3% and 65.9%, respectively as compared to 65.1% and 65.2% for the three and six months ended June 30, 2006. These increases were primarily due to the changes in the revenue and service mix and the impact of foreign exchange primarily in the GLC business. The U.S. dollar declined against certain foreign currencies, in particular the Euro, in the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006.

For the quarter ended June 30, 2007, cost of revenue increased $2.9 million, or 4.0%, to $74.8 million compared to $71.9 million for the same quarter of the prior year. This increase was primarily in support of $4.1 million incremental revenue as compared to the quarter ended June 30, 2006. Approximately $3.1 million of the increase is attributable to depreciation of the dollar against certain currencies as noted above. Cost of revenue was $147.0 million for the six months ended June 30, 2007, an increase of $10.3 million, or 7.5%, as compared to $136.8 million for the same period of 2006. This increase was primarily in support of $13.6 million incremental revenue as compared to the six months ended June 30, 2006. Approximately $6.8 million of the increase is attributable to depreciation of the dollar against certain currencies as noted above.

Cost of revenue as a percentage of revenue in the Company’s GLC business increased to 65.6% and 66.0%, for the three and six months ended June 30, 2007, respectively as compared to 65.2% and 64.9% for the three and six months ended June 30, 2006. These increases reflect higher costs for labor and outside translation services, mainly due to variation in work mix and the impact of foreign exchange. These increases were partially offset by benefits realized from the deployment and use of Logoport™, Lionbridge’s language management technology platform, and lower internal operating costs resulting from the benefit of certain restructuring and cost reduction actions initiated in the prior year.

For the six months ended June 30, 2007, GLC cost of revenue increased $7.2 million to $116.0 million as compared to $108.8 million for the corresponding period of the prior year. This increase was primarily associated with the $8.1 million revenue increase year over year, and is significantly impacted by the impact of foreign exchange, as compared to the three and six months ended June 30, 2006.

Cost of revenue as a percentage of revenue in the Company’s GDT business increased to 60.5% for the quarter ended June 30, 2007, as compared to 59.1% during the corresponding quarter of the prior year. This increase reflects a change in the work mix of services provided as compared to the prior year. For the quarter ended June 30, 2007, GDT cost of revenue increased $2.6 million or 28.4%, to $11.9 million as compared to $9.3 million for the corresponding quarter of the prior year. This increase was primarily associated with the $4.0 million increase in revenue year-over-year, and to a lesser degree work mix variation in services as compared to the prior year.

For the six months ended June 30, 2007, as a percentage of revenue, cost of revenue in the Company’s GDT business increased slightly to 61.8% as compared to 61.2% for the corresponding period of the prior year. Cost of revenue was $22.0 million for the six months ended June 30, 2007, an increase of $3.6 million, or 19.9%, as compared to $18.3 million for the same period of 2006. This increase was primarily in support of $5.6 million incremental revenue as compared to the six months ended June 30, 2006.

Cost of revenue as a percentage of revenue in the Company’s Interpretation business decreased to 76.1% and 76.2%, for the three and six months ended June 30, 2007, respectively, as compared to 78.9% and 80.1% for the three and six months ended June 30, 2006. This decrease reflects the favorable impact of pricing and work mix variations in services as compared to the prior year.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation/CRM system expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total sales and marketing expenses	$8,571,000	$7,163,000	$16,522,000	$15,189,000
Increase from prior year	1,408,000		1,333,000
Percentage of revenue	7.5%	6.5%	7.4%	7.3%

For the three and six months ended June 30, 2007, sales and marketing expenses increased $1.4 and $1.3 million, respectively, as compared with the corresponding periods of 2006. As a percentage of revenue, sales and marketing expenses increased to 7.5% and 7.4% as compared to 6.5% and 7.3% for three and six months ended June 30, 2006. This increase is primarily attributable to increased compensation and travel expense, to support increased revenue levels from period to period, as well as projected revenue growth in the future. Additionally the increase reflects increased spending on marketing initiatives, in particular during the quarter ended June 30, 2007.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total general and administrative expenses	$21,319,000	$18,296,000	$41,901,000	$36,782,000
Increase from prior year	3,023,000		5,119,000
Percentage of revenue	18.6%	16.5%	18.8%	17.5%

General and administrative expenses increased $3.0 million, or 16.5%, to $21.3 million for the quarter ended June 30, 2007 as compared to $18.3 million for the quarter ended June 30, 2006. Approximately $900,000 of the increase is attributable to the impact of foreign exchange, as the U.S. dollar declined against certain foreign currencies, in particular the Euro. The remainder is primarily due to $537,000 increased stock-based compensation and certain other rent, legal, consulting and compensation expenses in the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006. As a percentage of revenue, general and administrative expenses increased to 18.6% for the quarter ended June 30, 2007, as compared to 16.5%, for the same period of the prior year, due primarily to the items noted above, as well as the impact of supporting the increase in revenue from period to period.

General and administrative expenses increased $5.1 million, or 13.9%, to $41.9 million for the six months ended June 30, 2007 as compared to $36.8 million for the six months ended June 30, 2006. Approximately $1.9 million of the increase is attributable to the impact of foreign exchange, as the U.S. dollar declined against certain foreign currencies, in particular the Euro. The remainder is primarily due to $971,000 increased stock-based compensation and certain other rent, legal, consulting and compensation expenses in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. As a percentage of revenue, general and administrative expenses increased to 18.8% for the six months ended June 30, 2007 as compared to 17.5%, for the same period of the prior year, due primarily to the items noted above, as well as the impact of supporting the increase in revenue from period to period.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total research and development expense	$785,000	$741,000	$1,502,000	$1,484,000
Increase from prior year	44,000		18,000
Percentage of revenue	0.7%	0.7%	0.7%	0.7%

Research and development expense increased slightly to $785,000 and $1.5 million for the three and six months ended June 30, 2007 as compared to $741,000 and $1.5 million for the corresponding periods of the prior year.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total depreciation and amortization expense	$1,324,000	$1,413,000	$2,618,000	$2,905,000
Decrease from prior year	89,000		287,000
Percentage of revenue	1.2%	1.3%	1.2%	1.4%

Depreciation and amortization expense decreased to $1.3 million and $2.6 million for the three and six months ended June 30, 2007, respectively, as compared to $1.4 million and $2.9 million for the three and six months ended June 30, 2006. The decrease for the three and six-month periods ended June 30, 2007 as compared to the corresponding periods of the prior year is primarily due to the culmination of depreciable lives of certain assets acquired in prior years.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months ended June 30, 2007 and 2006 of $2.1 million and $2.2 million, respectively, and for the six months ended June 30, 2007 and 2006 of $4.2 million and $4.4 million, respectively, relates solely to the amortization of identifiable intangible assets.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the quarter ended June 30, 2007 of $1.4 million decreased $842,000 from $2.3 million for the quarter ended June 30, 2006. The decrease reflects the impact of an approximately $14.5 million lower average outstanding principal balance on debt during the quarter, year over year, coupled with lower interest rates resulting from the Company’s new financing arrangement. Interest expense for the six months ended June 30, 2007 of $2.9 million decreased $1.5 million from $4.4 million for the six months ended June 30, 2006, and primarily represents interest paid or payable on debt and for the six-month periods ended June 30, 2007 and 2006, respectively. The decrease reflects the impact of an approximately $14.3 million lower average outstanding principal balance on debt during the six month period year over year coupled with lower interest rates resulting from the Company’s new financing arrangement.

Other Expense, Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $598,000 and $1.1 million in other expense, net, in the three and six months ended June 30, 2007, respectively, as compared to $785,000 and $1.1 million in other expense, net, in the corresponding periods of the prior year. The variations are primarily attributable to the variances among the Euro and other currencies against the U.S. dollar in the periods, as compared to the net position and variance during the corresponding periods of prior year.

Provision for Income Taxes. The following table shows the provision for income taxes expense in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total provision for income taxes	$2,598,000	$2,131,000	$4,079,000	$3,431,000
Increase from prior year	467,000		648,000
Percentage of revenue	2.3%	1.9%	1.8%	1.6%

The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions and the increase in deferred tax liabilities related to the tax deductible goodwill from the BGS acquisition. The tax provision increased $467,000 to $2.6 million for the quarter ended June 30, 2007 from $2.1 million in the corresponding quarter of the prior year, and by $648,000 for the comparable six-month period primarily due to the shift in the specific location of profits throughout the foreign jurisdictions.

Liquidity and Capital Resources

On December 21, 2006, the Company entered into a Credit Agreement (the “Credit Agreement”), replacing the Company’s Term Loan B and Revolving Credit Facility that had been in place since September 1, 2005. The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At June 30, 2007, $75.7 million was outstanding with an interest rate of 6.8%.

The following table shows cash and cash equivalents and working capital at June 30, 2007 and at December 31, 2006:

	June 30, 2007	December 31, 2006
Cash and cash equivalents	$25,918,000	$27,354,000
Working capital	70,249,000	60,893,000

Lionbridge’s working capital increased $9.4 million to $70.2 million at June 30, 2007 as compared to $60.9 million at December 31, 2006. The increase was driven by the growth of the business during the six months ended June 30, 2007. As of June 30, 2007, cash and cash equivalents totaled $25.9 million, a decrease of $1.4 million from $27.4 million at December 31, 2006, primarily due to $1.2 million net cash provided by operating activities of the business, $1.7 million increase in cash due to exchange rate changes in the period, reduced by $1.6 million of net cash used in financing, including $2.0 million in payments of long-term debt and $2.7 million in cash used in investing, including $2.8 million for purchases of property and equipment. Accounts receivable and work in process totaled $116.5 million, an increase of $14.2 million as compared to $102.3 million at December 31, 2006. Other current assets increased $4.6 million to $11.8 million as compared to $7.2 million at December 31, 2006. Current liabilities totaled $83.9 million at June 30, 2007, an increase of $8.0 million as compared to $75.9 million at December 31, 2006.

The following table shows the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the six months ended June 30, 2007 and 2006, respectively:

	Six Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$1,220,000	$7,698,000
Net cash used in investing activities	(2,738,000)	(585,000)
Net cash used in financing activities	(1,636,000)	(3,917,000)

Net cash provided by operating activities was $1.2 million for the six months ended June 30, 2007, as compared to $7.7 million for the corresponding period of the prior year. The $1.2 million cash provided by operating activities was due to net income of $419,000 (inclusive of $10.9 million in depreciation, amortization, stock based compensation and other non-cash expenses), a $13.7 million increase in accounts receivable, a $1.4 million decrease in work in process, a $8.6 million increase in other operating assets, a $8.2 million increase in accounts payable, accrued expenses and other operating liabilities, and a $2.6 million increase in deferred revenue.

In the six months ended June 30, 2006, net cash provided by operating activities was $7.7 million. The $7.7 million cash provided by operating activities was due to the net income of $2.0 million (inclusive of $11.0 million in depreciation, amortization, stock based compensation and other non-cash expenses), a $3.7 million increase in accounts payable and accrued expenses, and a $284,000 increase in deferred revenue, partially offset by a $9.3 million increase in accounts receivable, work-in-process and other operating assets.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities increased $2.2 million to $2.7 million for the six months ended June 30, 2007, from $585,000 for the corresponding period of the prior year. The primary investing activity in the six month periods ended June 30, 2007 was $2.8 million for the purchase of property and equipment. The primary investing activity in the six months ended June 30, 2006 was $2.0 million, for the purchase of property and equipment, partially offset by a purchase price reimbursement from Bowne of $1.4 million.

Net cash used in financing activities for the six months ended June 30, 2007 was $1.6 million, a decrease of $2.3 million as compared to $3.9 million net used in financing activities for the corresponding period of 2006. Cash used in financing activities consisted of $15.1 million of payments of short-term debt, $2.0 million of payments of long-term debt, $348,000 of proceeds from the issuance of common stock under stock option plans, $257,000 in proceeds from the issuance of capital leases and $187,000 for payments of capital lease obligations, partially offset by $15.1 million in proceeds from the issuance of short-term debt.

In the six months ended June 30, 2006, net cash used in financing activities was $3.9 million. Cash provided by financing activities consisted of $8.0 million in proceeds from the issuance of short term debt and $859,000 of proceeds from the issuance of common stock under stock option plans. Cash used for financing activities included $8.0 million of payments of short term debt, $4.7 million of payments of long-term debt and $50,000 for payments of capital lease obligations, in the six month period ended June 30, 2006.

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

Contractual Obligations

As of June 30, 2007, there are no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 other than impact of the adoption of FIN No. 48. The adoption of FIN No. 48 resulted in an increase to the Company’s income tax liabilities of approximately $185,000 to $1.5 million from the amount recorded at December 31, 2006. Tax provisions during the six months ended June 30, 2007, primarily related to accrued interest, have increased these balances by $197,000 to $1.7 million.

Additionally, in connection with the acquisition of BGS, the Company has recorded a FIN No. 48 tax liability of approximately $4.0 million related to tax liabilities accruing on or prior to the acquisition date of September 1, 2005 that Bowne & Co., Inc. agreed to indemnify. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related FIN 48 liability for this amount. The timing of settlement of these tax liabilities is uncertain at this time. Tax provisions during the six months ended June 30, 2007, primarily related to accrued interest, have increased these balances by $192,000 to $4.2 million.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bear interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of June 30, 2007, $75.7 million was outstanding. A hypothetical 10% increase or decrease in interest rates would have a $516,000 impact on the Company’s interest expense based on the $75.7 million outstanding at June 30, 2007 with an interest rate of 6.8%. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of investments in high quality commercial bank time deposits. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 70% and 62% of its costs and expenses for the six-month periods ended June 30, 2007 and 2006, respectively, were denominated in foreign currencies. In addition, 23% of the Company’s assets were subject to foreign currency exchange fluctuations as of June 30, 2007 and December 31, 2006, while 7% and 6% of its liabilities were subject to foreign currency exchange fluctuations as of June 30, 2007 and December 31, 2006, respectively. The principal foreign currency applicable to our business is the Euro. In addition, Lionbridge has assets and liabilities denominated in currencies other than the functional currency of the relative entity. As a result, Lionbridge is exposed to foreign currency exchange fluctuations. The Company manages its risk to changes in foreign currency exchange rates through a risk management program that partially mitigates its exposure to foreign currency assets or liabilities, primarily with respect to the Euro, and that includes the use of derivative financial instruments not designated as hedges in accordance with FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company had forward contracts outstanding in the notional amount of $64.5 million at June 30, 2007 and recorded $160,000 in other assets to recognize the fair value of these forward contracts. A 10% appreciation in the U.S. dollar’s value relative to the hedge currencies would decrease the forward contracts’ fair value by $1.7 million at June 30, 2007. A 10% depreciation in the U.S. dollar’s value relative to the hedge currencies would increase the forward contracts’ fair value by $2.2 million at June 30, 2007. Any increase or decrease in the fair value of the Company’s currency exchange rate sensitive forward contracts would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset or liability.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

Changes in internal control over financial reporting. During the second quarter of 2007, the Company converted all the former BGS locations worldwide to its accounting general ledger software. Other than the item noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In June 2003, Lionbridge elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If the proposed settlement had been approved by the Court, it would have resulted in the dismissal, with prejudice, of all claims in the litigation against Lionbridge and against any other of the issuer defendants who elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. This proposed settlement was conditioned on, among other things, a ruling by the District Court that the claims against Lionbridge and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement.

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision.

In light of the Court of Appeals’ December 5, 2006 decision regarding certification of the plaintiffs’ claims, the District Court entered an order on June 25, 2007 terminating the proposed settlement between the plaintiffs and the issuers, including Lionbridge. Because any possible future settlement with the plaintiffs, if such a settlement were ever to be agreed to, would involve the certification of a class action for settlement purposes, the impact of the Court of Appeals’ class certification-related rulings on the possible future settlement of the claims against Lionbridge cannot now be predicted.

With the termination of the proposed settlement, we intend to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company believes that the underwriters may have an obligation to indemnify Lionbridge for the legal fees and other costs of defending this suit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

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

During the quarter ended June 30, 2007, the Company withheld 21,786 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1, 2007 – April 30, 2007	6,560	$5.60
May 1, 2007 – May 31, 2007	4,840	$6.04
June 1, 2007 – June 30, 2007	10,386	$5.89

In addition, upon the termination of employees during the quarter ended June 30, 2007, 1,500 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended June 30, 2007:

Period	Total Number of Shares Forfeited
May 1, 2007 – May 31, 2007	1,500

Item 6.	Exhibits

(a) Exhibits.

10.1*	Lease amendment dated as of May 1, 2007 between Société Civile Immobilière Core Sophia and Lionbridge Technologies

10.2*	Lease amendment dated as of June 4, 2007 between IEF Vastgoad Pluto B.V. and Lionbridge Technologies B.V.

10.3	Lionbridge 2005 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.1 to Report on Form 8-K on May 25, 2007 (File No. 000-269-333) and incorporated herein by reference.

10.4	Lionbridge Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.2 to Report on Form 8-K on May 25, 2007 (File No.:000-269-333) and incorporated herein by reference.

10.5	Lionbridge Independent Director Compensation Plan (filed as Exhibit 10.3 to Report on Form 8-K on May 25, 2007 (File No.: 000-269-333) and incorporated herein by reference.

10.6	Form of Restricted Stock Unit Agreement for Independent Directors (filed as Exhibit 10.4 to Report on Form 8-K on May 25, 2007 (File No.:000-269-333) and incorporated herein by reference.

10.7	Form of Stock Option for Independent Directors (filed as Exhibit 10.5 to Report on Form 8-K on May 25, 2007 (File No. (000-269-333) and incorporated herein by reference.

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ STEPHEN J. LIFSHATZ
Stephen J. Lifshatz Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 9, 2007

Exhibit Index

Exhibit Number	Description

10.1 *	Lease amendment dated as of May 1, 2007 between Société Civile Immobilière Core Sophia and Lionbridge Technologies

10.2 *	Lease amendment dated as of June 4, 2007 between IEF Vastgoad Pluto B.V. and Lionbridge Technologies B.V.

10.3	Lionbridge 2005 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.1 to Report on Form 8-K on May 25, 2007 (File No. 000-269-333) and incorporated herein by reference.

10.4	Lionbridge Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.2 to Report on Form 8-K on May 25, 2007 (File No.:000-269-333) and incorporated herein by reference.

10.5	Lionbridge Independent Director Compensation Plan (filed as Exhibit 10.3 to Report on Form 8-K on May 25, 2007 (File No.: 000-269-333) and incorporated herein by reference.

10.6	Form of Restricted Stock Unit Agreement for Independent Directors (filed as Exhibit 10.4 to Report on Form 8-K on May 25, 2007 (File No.:000-269-333) and incorporated herein by reference.

10.7	Form of Stock Option for Independent Directors (filed as Exhibit 10.5 to Report on Form 8-K on May 25, 2007 (File No. (000-269-333) and incorporated herein by reference.

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Stephen J. Lifshatz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Stephen J. Lifshatz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.