Form 10-Q
period 2007-09-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2007-11-09
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2007 was 60,724,755.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,371	$27,354
Accounts receivable, net of allowance of $710 and $728 at September 30, 2007 and December 31, 2006, respectively	83,641	72,940
Work in process	29,895	29,311
Other current assets	12,873	7,153

Total current assets	157,780	136,758
Property and equipment, net	13,508	13,032
Goodwill	131,044	131,044
Other intangible assets, net	30,554	36,894
Other assets	8,051	3,772

Total assets	$340,937	$321,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$314	$355
Accounts payable	21,372	18,730
Accrued compensation and benefits	19,139	18,282
Accrued outsourcing	14,091	10,645
Accrued merger and restructuring	1,366	1,507
Income taxes payable	5,880	4,199
Accrued expenses and other current liabilities	10,880	13,564
Deferred revenue	11,775	8,583

Total current liabilities	84,817	75,865

Long-term debt, less current portion	71,809	77,855
Deferred income taxes, long-term	8,052	7,685
Income tax reserves	5,407	—
Other long-term liabilities	3,894	3,407
Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 60,747,805 and 60,089,130 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	608	601
Additional paid-in capital	262,475	257,077
Accumulated deficit	(108,136)	(107,704)
Accumulated other comprehensive income	12,011	6,714

Total stockholders’ equity	166,958	156,688

Total liabilities and stockholders’ equity	$340,937	$321,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$111,544	$107,964	$334,751	$317,612
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	74,820	72,445	221,844	209,219
Sales and marketing	7,729	7,274	24,251	22,463
General and administrative	20,807	18,882	62,708	55,664
Research and development	851	689	2,353	2,173
Depreciation and amortization	1,300	1,323	3,918	4,228
Amortization of acquisition-related intangible assets	2,113	2,177	6,340	6,529
Merger, restructuring and other charges	359	2,055	1,609	3,466

Total operating expenses	107,979	104,845	323,023	303,742

Income from operations	3,565	3,119	11,728	13,870
Interest expense:
Interest on outstanding debt	1,324	1,984	4,130	5,890
Amortization of deferred financing costs and discount on debt	48	257	143	717
Interest income	164	146	489	332
Other expense, net	1,335	1,091	2,424	2,236

Income (loss) before income taxes	1,022	(67)	5,520	5,359
Provision for income taxes	1,688	866	5,767	4,297

Net income (loss)	$(666)	$(933)	$(247)	$1,062

Net income (loss) per share of common stock:
Basic	$(0.01)	$(0.02)	$0.00	$0.02
Diluted	$(0.01)	$(0.02)	$0.00	$0.02
Weighted average number of common shares outstanding:
Basic	59,614	59,062	59,496	58,931
Diluted	59,614	59,062	59,496	60,784

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(247)	$1,062
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	5,451	4,347
Amortization of deferred financing charges and discount on debt	143	717
Depreciation and amortization	3,918	4,228
Amortization of acquisition-related intangible assets	6,340	6,529
Deferred income taxes	250	586
Net realized and unrealized foreign currency gain on forward contracts	(1,848)	—
Other	97	65
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,638)	4,087
Work in process	769	(9,249)
Other current assets	(5,535)	(1,078)
Other assets	(4,022)	222
Accounts payable	2,180	4,961
Income tax payable	2,153	(462)
Accrued compensation and benefits	(1,774)	3,386
Accrued outsourcing	2,752	2,266
Accrued merger and restructuring	(267)	(785)
Accrued expenses and other liabilities	2,283	(8,157)
Deferred revenue	2,684	(3,078)

Net cash provided by operating activities	8,689	9,647

Cash flows from investing activities:
Purchases of property and equipment	(3,777)	(2,862)
Proceeds from sale of property and equipment	—	11
Purchase price adjustment for businesses acquired	—	2,515
Net proceeds from foreign currency forward contracts	1,760	—

Net cash used in investing activities	(2,017)	(336)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	15,100	9,500
Payments of short-term debt	(15,183)	(9,500)
Payments of long-term debt	(6,000)	(14,252)
Proceeds from issuance of common stock under stock option plans	354	1,130
Proceeds from issuance of capital lease obligations	260	—
Payments of capital lease obligations	(233)	(79)

Net cash used in financing activities	(5,702)	(13,201)

Net increase (decrease) in cash and cash equivalents	970	(3,890)
Effects of exchange rate changes on cash and cash equivalents	3,047	620
Cash and cash equivalents at beginning of period	27,354	25,147

Cash and cash equivalents at end of period	$31,371	$21,877

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The 2005 Plan was amended on May 21, 2007, to adjust the vesting schedule of future automatic equity grants to non-employee directors of the Company from four years to two years. The maximum number of shares of common stock available for issuance under the 2005 Plan is 4,000,000 shares. At September 30, 2007, there were 344,254 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period. In the nine months ended September 30, 2007, Lionbridge awarded 1,242,500 stock option grants under the 2005 Plan.

Lionbridge’s 1998 Stock Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares. At September 30, 2007 there were 1,261,762 options available for future grant under the Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the Plan. Under the terms of the Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock. In the nine months ended September 30, 2007, Lionbridge did not award any stock option grants under the 1998 Plan.

Restricted Stock Awards

On September 17, 2007, Lionbridge issued 60,000 shares of restricted common stock with a fair market value of $218,000 for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. On August 27, 2007, Lionbridge issued 7,500 shares of restricted common stock with a fair market value of $31,000 for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. On August 15, 2007, Lionbridge issued 3,000 shares of restricted common stock with a fair market value of $13,000 for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. On May 21, 2007, Lionbridge issued 20,625 restricted stock units with a fair market value of $125,000 for which restrictions on disposition lapse over thirteen months from the date of grant on each anniversary date. On May 1, 2007, Lionbridge issued 104,500 shares of restricted common stock and 182,500 restricted stock units with a fair market value of $1.4 million for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. On April 24, 2007, Lionbridge issued 3,000 shares of restricted common stock with a fair market value of $16,000 for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. On February 15, 2007, Lionbridge issued 231,500 shares of restricted common stock with a fair market value of $1.3 million for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. Also on February 15, 2007, Lionbridge issued 84,475 shares of restricted common stock with a fair market value of $485,000 for which restrictions on disposition lapse over two years from the date of grant on each anniversary date. Lionbridge issued 612,625 and 84,475 shares of restricted common stock and restricted stock units under the Company’s 2005 Incentive Plan and the 1998 Stock Plan, respectively, in the nine-month period ended September 30, 2007.

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to the guidance of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”). Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $1.7 million and $1.6 million for the three-month periods ended September 30, 2007 and 2006, respectively and $5.5 million and $4.3 million for the nine-month periods ended September 30, 2007 and 2006, respectively, classified in the statement of operations line items as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenue	$45,000	$37,000	$106,000	$125,000
Sales and marketing	267,000	298,000	853,000	852,000
General and administrative	1,343,000	1,235,000	4,381,000	3,300,000
Research and development	39,000	26,000	111,000	70,000

Total stock-based compensation expense	$1,694,000	$1,596,000	$5,451,000	$4,347,000

3. DEBT

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At September 30, 2007, $71.7 million was outstanding with an interest rate of 6.6%.

4. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net income (loss) and the net change in foreign currency translation adjustment, which is the primary component of accumulated other comprehensive income. Total comprehensive income was $3.2 million and $5.1 million for the three and nine-month periods ended September 30, 2007, respectively. Total comprehensive loss was $10,000 for the three-month period ended September 30, 2006 and total comprehensive income for the nine-month period ended September 30, 2006 was $4.3 million.

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

Shares used in calculating basic and diluted earnings per share for the three and nine-month periods ended September 30, 2007 and 2006, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average number of shares of common stock outstanding—basic	59,614,000	59,062,000	59,496,000	58,931,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	—	—	—	1,853,000

Weighted average number of shares of common stock outstanding—diluted	59,614,000	59,062,000	59,496,000	60,784,000

Options, unvested restricted stock and warrants to purchase 7,867,000 and 6,567,000 shares of common stock for the three-month periods ended September 30, 2007 and 2006, respectively, and 7,382,000 and 3,021,000 for the nine-month periods ended September 30, 2007 and 2006, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

6. MERGER, RESTRUCTURING AND OTHER CHARGES

During the nine-month period ended September 30, 2007 Lionbridge recorded $1.6 million of restructuring and other charges. The $1.6 million of restructuring and other charges recorded in the nine-month period ended September 30, 2007 included $1.0 million for workforce reductions in Europe and South America consisting of sixteen technical and seven administrative staff, $157,000 recorded for vacated facilities, $121,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs associated with Exit or Disposal Activities” (“SFAS No. 146”), and related literature, and $288,000 of other charges, principally expenses related to integrating financial systems used by the acquired Bowne Global Solutions (“BGS”) sites to a common general ledger financial system. Of these charges, $1.2 million related to the Company’s Global Language and Content (“GLC”) segment, $92,000 related to the Global Development and Testing (“GDT”) segment and $288,000 related to Corporate and Other. The Company made $2.0 million of cash payments in the nine-month period ended September 30, 2007, $1.6 million and $321,000 related to the GLC and GDT segments, respectively.

During the nine-month period ended September 30, 2006 Lionbridge recorded $3.5 million of restructuring and other charges. The $3.5 million recorded in the nine-month period ended September 30, 2006 included $1.5 million for workforce reductions in Europe and the U.S. consisting of forty-three technical, four sales and two administrative staff, $301,000 for anticipated losses on vacated facilities, a $25,000 reduction of anticipated costs recorded in a prior period on a vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in SFAS No. 146 and $1.7 million of other charges, principally professional services fees, related to the integration of BGS. Of these charges, $1.2 million related to the Company’s GDT segment, $870,000 related to the GLC segment and $1.3 million related to Corporate and Other. Of the $5.9 million of cash payments in the nine-month period ended September 30, 2006, $4.5 million and $1.3 million related to the GLC and GDT segments, respectively, and $30,000 related to Corporate and Other.

The following table summarizes the accrual activity for the nine months ended September 30, 2007 and 2006, respectively, by initiative:

	2007	2006
Beginning balance, January 1	$2,388,000	$4,210,000
Employee severance:
Merger and restructuring charges recorded (1)	1,043,000	1,521,000
Liabilities assumed and recorded on business combinations (2)	—	2,670,000
Cash payments related to liabilities assumed and recorded on business combinations	(3,000)	(2,630,000)
Cash payments related to liabilities recorded on exit or disposal activities	(699,000)	(1,877,000)

	341,000	(316,000)

Vacated facility/Lease termination:
Merger and restructuring charges recorded (1)	157,000	301,000
Liabilities assumed and recorded on business combinations (2)	—	262,000
Revision of estimated liabilities	121,000	(25,000)
Cash payments related to liabilities assumed and recorded on business combinations	(410,000)	(721,000)
Cash payments related to liabilities recorded on exit or disposal activities	(855,000)	(640,000)

	(987,000)	(823,000)

Ending balance, September 30	$1,742,000	$3,071,000

(1)	Charges recorded pursuant to the guidance in SFAS No. 146 and related literature.
(2)	Liabilities assumed and recorded pursuant to the guidance in EITF 95-3 and related literature.

At September 30, 2007, the Company’s consolidated balance sheet includes accruals totaling $1.7 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.4 million of these will be fully utilized within twelve months. The remaining $376,000 relates to lease obligations on unused facilities expiring through 2011 and is included in long-term liabilities.

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

In connection with the acquisition of BGS, Bowne & Co. Inc. agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. The Company determined that its gross unrecognized tax affected benefits related to the acquisition of BGS and subject to indemnification were approximately $4.0 million. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related FIN 48 liability as of January 1, 2007 for this amount. A change in interest rate and penalties assumptions in the third quarter of 2007 resulted in a net reduction to the FIN 48 liability and Indemnification Receivable of $450,000 to $3.5 million.

The components of the provision for income taxes are as follows for the three and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Current:
Federal	$—	$—	$—	$—
State	(14,000)	—	74,000	—
Foreign	1,684,000	709,000	5,443,000	3,711,000

Total current provision	1,670,000	709,000	5,517,000	3,711,000
Deferred:
Federal	$18,000	$157,000	$250,000	$586,000

Total provision for income taxes	$1,688,000	$866,000	$5,767,000	$4,297,000

The tax provision for the three and nine-month periods ended September 30, 2007 consists primarily of taxes on income in foreign jurisdictions, a deferred tax provision of $18,000 and $250,000, respectively, related to tax-deductible goodwill from the BGS acquisition and interest and penalties assumed in relation to the Company’s uncertain tax positions. The Company reasonably anticipates that the unrecognized tax benefit relative to FIN 48 will not change significantly within the next twelve months. The tax provision for the three and nine-month periods ended September 30, 2006 consists primarily of taxes on income in foreign jurisdictions and deferred taxes related to tax deductible goodwill acquired from the BGS acquisition. In addition, the tax provision in the third quarter of 2007 was favorably affected by a one-time benefit of enacted reductions in tax rates in the United Kingdom, Denmark, Germany and China on the Company’s deferred tax balances. This benefit totaled $90,000.

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

At September 30, 2007, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits.

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

The table below presents information about the reported net income of the Company for the three and nine-month periods ended September 30, 2007 and 2006. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
External revenue:
Global Language and Content	$87,178,000	$86,454,000	$262,877,000	$254,096,000
Global Development and Testing	18,672,000	16,044,000	54,238,000	45,974,000
Interpretation	5,694,000	5,466,000	17,636,000	17,542,000

	$111,544,000	$107,964,000	$334,751,000	$317,612,000

Net income:
Global Language and Content	$11,400,000	$10,259,000	$33,341,000	$33,283,000
Global Development and Testing	2,324,000	2,878,000	9,237,000	8,488,000
Interpretation	668,000	521,000	2,285,000	1,720,000

Less: corporate and other expenses	(15,058,000)	(14,591,000)	(45,110,000)	(42,429,000)

	$(666,000)	$(933,000)	$(247,000)	$1,062,000

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

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets, including other intangibles assets and property and equipment, but excluding goodwill, in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets,” if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of acquired customer relationships include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

The following table summarizes other intangible assets at September 30, 2007 and December 31, 2006, respectively.

	September 30, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$9,867,000	$22,133,000	$32,000,000	$6,255,000	$25,745,000
BGS acquired customer contracts	14,000,000	6,172,000	7,828,000	14,000,000	3,950,000	10,050,000
BGS acquired technology	2,317,000	1,724,000	593,000	2,317,000	1,218,000	1,099,000

	$48,317,000	$17,763,000	$30,554,000	$48,317,000	$11,423,000	$36,894,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at September 30, 2007 in the fiscal periods as follows:

Year ending December 31,
2007	$2,113,000
2008	8,441,000
2009	5,520,000
2010	4,893,000
2011	2,332,000
Thereafter	7,255,000

$30,554,000

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the

Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. The plaintiffs have since moved for certification of different classes in the District Court, and that motion remains pending.

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

For the nine-month period ended September 30, 2007, Lionbridge’s income from operations was $11.7 million, with a net loss of $247,000. For the year ended December 31, 2006, the Company’s income from operations was $15.0 million with a net loss of $4.9 million. As of September 30, 2007, the Company had an accumulated deficit of $108.1 million.

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

The delivery of Lionbridge’s GLC services involves and is dependent on the translation of content by subcontractors and in-house employees. As the time and cost to translate each word of content within a project is relatively uniform, labor input is reflective of the delivery of the contracted service and an appropriate metric for the measurement of proportional performance in delivering such services. The use of a proportional performance assessment of service delivery requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, anticipated increases in employee wages and prices for subcontractor services, and the availability of subcontractor services. When adjustments in estimated project costs are identified, anticipated losses, if any, are recognized in the period in which they are determined.

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

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets, including other intangibles assets and property and equipment, excluding goodwill, in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets,” if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of acquired customer relationships (recorded with the BGS acquisition) include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

Merger, Restructuring and Other Charges

During the nine-month period ended September 30, 2007 Lionbridge recorded $1.6 million of restructuring and other charges. The $1.6 million of restructuring and other charges recorded in the nine-month period ended September 30, 2007 included $1.0 million for workforce reductions in Europe and South America consisting of sixteen technical and seven administrative staff, $157,000 recorded for vacated facilities, $121,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs associated with Exit or Disposal Activities” (“SFAS No. 146”), and related literature, and $288,000 of other charges, principally expenses related to integrating financial systems used by the acquired Bowne Global Solutions (“BGS”) sites to a common general ledger financial system. Of these charges, $1.2 million related to the Company’s Global Language and Content (“GLC”) segment, $92,000 related to the Global Development and Testing (“GDT”) segment and $288,000 related to Corporate and Other. The Company made $2.0 million of cash payments in the nine-month period ended September 30, 2007, $1.6 million and $321,000 related to the GLC and GDT segments, respectively.

During the nine-month period ended September 30, 2006 Lionbridge recorded $3.5 million of restructuring and other charges. The $3.5 million recorded in the nine-month period ended September 30, 2006 included $1.5 million for workforce reductions in Europe and the U.S. consisting of forty-three technical, four sales and two administrative staff, $301,000 for anticipated losses on vacated facilities, a $25,000 reduction of anticipated costs recorded in a prior period on a vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in SFAS No. 146 and $1.7 million of other charges, principally professional services fees, related to the integration of BGS. Of these charges, $1.2 million related to the Company’s GDT segment, $870,000 related to the GLC segment and $1.3 million related to Corporate and Other. Of the $5.9 million of cash payments in the nine-month period ended September 30, 2006, $4.5 million and $1.3 million related to the GLC and GDT segments, respectively, and $30,000 related to Corporate and Other.

Shortly after the quarter ended September 30, 2007, the Company announced that it would close two operational sites, one located in New York and the other located in Germany. The Company expects to record a restructuring charge in connection with these activities during the fourth quarter of 2007 and the first quarter of 2008 and is currently analyzing the size of this anticipated restructuring charge.

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The 2005 Plan was amended on May 21, 2007, to adjust the vesting schedule of future automatic equity grants to non-employee directors of the Company from four years to two years. The maximum number of shares of common stock available for issuance under the 2005 Plan is 4,000,000 shares. At September 30, 2007, there were 344,254 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period. In the nine months ended September 30, 2007, Lionbridge awarded 1,242,500 stock option grants under the 2005 Plan.

Lionbridge’s 1998 Stock Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares. At September 30, 2007 there were 1,261,762 options available for future grant under the Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the Plan. Under the terms of the Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock. In the nine months ended September 30, 2007, Lionbridge did not award any stock option grants under the 1998 Plan.

Restricted Stock Awards

On September 17, 2007, Lionbridge issued 60,000 shares of restricted common stock with a fair market value of $218,000 for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. On August 27, 2007, Lionbridge issued 7,500 shares of restricted common stock with a fair market value of $31,000 for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. On August 15, 2007, Lionbridge issued 3,000 shares of restricted common stock with a fair market value of $13,000 for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. On May 21, 2007, Lionbridge issued 20,625 restricted stock units with a fair market value of $125,000 for which restrictions on disposition lapse over thirteen months from the date of grant on each anniversary date. On May 1, 2007, Lionbridge issued 104,500 shares of restricted common stock and 182,500 restricted stock units with a fair market value of $1.4 million for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. On April 24, 2007, Lionbridge issued 3,000 shares of restricted common stock with a fair market value of $16,000 for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. On February 15, 2007, Lionbridge issued 231,500 shares of restricted common stock with a fair market value of $1.3 million for which restrictions on disposition lapse over four years from the date of grant on each anniversary date. Also on February 15, 2007, Lionbridge issued 84,475 shares of restricted common stock with a fair market value of $485,000 for which restrictions on disposition lapse over two years from the date of grant on each anniversary date. Lionbridge issued 612,625 and 84,475 shares of restricted common stock and restricted stock units under the Company’s 2005 Incentive Plan and the 1998 Stock Plan, respectively, in the nine-month period ended September 30, 2007.

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to the guidance of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”). Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $1.7 million and $1.6 million for the three-month periods ended September 30, 2007 and 2006, respectively and $5.5 million and $4.3 million for the nine-month periods ended September 30, 2007 and 2006, respectively, classified in the statement of operations line items as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenue	$45,000	$37,000	$106,000	$125,000
Sales and marketing	267,000	298,000	853,000	852,000
General and administrative	1,343,000	1,235,000	4,381,000	3,300,000
Research and development	39,000	26,000	111,000	70,000

Total stock-based compensation expense	$1,694,000	$1,596,000	$5,451,000	$4,347,000

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	67.1	67.1	66.3	65.9
Sales and marketing	6.9	6.8	7.2	7.0
General and administrative	18.7	17.5	18.7	17.5
Research and development	0.7	0.6	0.7	0.7
Depreciation and amortization	1.2	1.2	1.2	1.3
Amortization of acquisition-related intangible assets	1.9	2.0	1.9	2.1
Merger, restructuring and other charges	0.3	1.9	0.5	1.1

Total operating expenses	96.8	97.1	96.5	95.6

Income from operations	3.2	2.9	3.5	4.4
Interest expense:
Interest in outstanding debt	1.2	1.9	1.2	1.9
Amortization of deferred financing costs	—	0.2	0.1	0.2
Interest income	0.1	0.1	0.1	0.1
Other expense, net	1.2	1.0	0.7	0.7

Income (loss) before income taxes	0.9	(0.1)	1.6	1.7
Provision for income taxes	1.5	0.8	1.7	1.4

Net income (loss)	(0.6)%	(0.9)%	(0.1)%	0.3%

Revenue. The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
GLC	$87,178,000	78%	$86,454,000	80%	$262,877,000	79%	$254,096,000	80%
GDT	18,672,000	17%	16,044,000	15%	54,238,000	16%	45,974,000	14%
Interpretation	5,694,000	5%	5,466,000	5%	17,636,000	5%	17,542,000	6%

Total revenue	$111,544,000	100%	$107,964,000	100%	$334,751,000	100%	$317,612,000	100%

Revenue for the quarter ended September 30, 2007 was $111.5 million, an increase of $3.6 million, or 3.3%, from $108.0 million for the quarter ended September 30, 2006. Revenue growth during the third quarter of 2007 in each of the GLC, GDT and Interpretation segments was $724,000, $2.6 million and $228,000, respectively. As compared to the quarter ended September 30, 2006, the Company’s revenue increased approximately $2.9 million as the result of organic growth and approximately $4.0 million due to the decline in the exchange rate of the U.S. dollar against most foreign currencies. This increase in revenue related to a decline in the U.S dollar’s exchange rates was partially offset by a $3.3 million increase in deferred revenue which negatively impacted comparative recognized revenue in the GLC business. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, approximately 47.9% and 46.5% of its revenue is denominated in foreign currencies for the quarter ended and nine months ended September 30, 2007, respectively. The principal foreign currency applicable to our business is the Euro. Approximately 34.1% and 32.0% of revenue was denominated in Euro for the quarter and nine months ended September 30, 2007, respectively. During the quarter ended September 30, 2007, the U.S. dollar declined against most foreign currencies, in particular the Euro. A fluctuation in foreign currency exchange rates primarily affects the GLC business.

Revenue for the nine months ended September 30, 2007 was $334.8 million, an increase of $17.1 million, or 5.4%, from $317.6 million for the nine months ended September 30, 2006. The increase of $17.1 million consists of $8.8 million, $8.3 million and $94,000 of revenue growth in the GLC, GDT and Interpretation segments, respectively. As compared to the nine months ended September 30, 2006, revenues increased approximately $9.2 million as the result of organic growth and approximately $11.2 million due to the decline in the U.S. dollar’s exchange rates, primarily affecting the GLC business, in particular the Euro, during the nine months ended September 30, 2007. As noted above, this increase was partially offset by the increase in deferred revenue in the GLC business.

Revenue from the Company’s GLC business for the quarter ended September 30, 2007 increased $724,000, or 0.8%, to $87.2 million from $86.5 million for the quarter ended September 30, 2006. Revenue from the Company’s GLC business for the nine months ended September 30, 2007 was $262.9 million, an increase of $8.8 million, or 3.5%, from $254.1 million for the nine months ended September 30, 2006. As compared to the nine months ended September 30, 2006, revenues increased approximately $1.3 million as the result of organic growth and approximately $10.8 million due to the decline in the U.S. dollar’s exchange rates, in particular the Euro, during the quarter ended September 30, 2007. This increase was partially offset by the increase in deferred revenue in the GLC business.

Revenue from the Company’s GDT business was $18.7 million for the quarter ended September 30, 2007, an increase of $2.6 million, or 16.4%, from $16.0 million for the quarter ended September 30, 2006. Revenue from the Company’s GDT business for the nine months ended September 30, 2007 was $54.2 million, an increase of $8.3 million, or 18.0%, from $46.0 million for the nine months ended September 30, 2006. The year-on-year increase in GDT for the quarter and nine months ended September 30, 2007 was primarily due to increased revenue from two customer engagements. Revenue in the GDT business is not materially impacted by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation business for the quarter and nine months ended September 30, 2007 remained essentially flat as compared to the quarter ended and nine months ended September 30, 2006. The Interpretation business is not materially impacted by fluctuations in foreign currency exchange rates.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30, 2007	% Change Q3 06 to Q3 07	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	% Change Nine Months 06 to Nine Months 07	Nine Months Ended September 30, 2006
GLC:
Cost of revenue	$57,859,000	(0.4)%	$58,063,000	$173,818,000	4.2%	$166,846,000
Percentage of revenue	66.4%		67.2%	66.1%		65.7%
GDT:
Cost of revenue	12,480,000	24.6%	10,014,000	34,443,000	21.6%	28,328,000
Percentage of revenue	66.8%		62.4%	63.5%		61.6%

	Three Months Ended September 30, 2007	% Change Q3 06 to Q3 07	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	% Change Nine Months 06 to Nine Months 07	Nine Months Ended September 30, 2006
Interpretation:
Cost of revenue	4,481,000	2.6%	4,368,000	13,583,000	(3.3)%	14,045,000
Percentage of revenue	78.7%		79.9%	77.0%		80.1%

Total cost of revenue	$74,820,000		$72,445,000	$221,844,000		$209,219,000

Percentage of revenue	67.1%		67.1%	66.3%		65.9%

For the quarter ended September 30, 2007, as a percentage of revenue, cost of revenue was flat at 67.1% as compared to the three months ended September 30, 2006. For the nine months ended September 30, 2007, as a percentage of revenue, cost of revenue increased to 66.3% from 65.9% for the nine months ended September 30, 2006. The cost ratios are primarily impacted by the changes in the revenue and service mix, ramp-up costs associated with new customer engagements, and the decline of the U.S dollar’s against most foreign currencies.

For the quarter ended September 30, 2007, cost of revenue increased $2.4 million, or 3.3%, to $74.8 million compared to $72.4 million for the same quarter of the prior year. This increase was primarily in support of $3.6 million incremental revenue as compared to the quarter ended September 30, 2006, and includes approximately $4.4 million due to the depreciation of the U.S. dollar against foreign currencies as noted above. Cost of revenue was $221.8 million for the nine months ended September 30, 2007, an increase of $12.6 million, or 6.0%, as compared to $209.2 million for the same period of 2006. This increase was primarily in support of $17.1 million incremental revenue as compared to the nine months ended September 30, 2006, and is primarily due to higher costs for labor and outside translation and testing services as a result of the decline in the U.S. dollar’s exchange rates and the variation in work mix and timing. The $12.6 million increase reflects approximately $11.7 million due to the depreciation of the U.S. dollar against foreign currencies as noted above, and $900,000 of incremental cost associated with service mix.

For the quarter ended September 30, 2007, cost of revenue as a percentage of revenue in the Company’s GLC business decreased to 66.4% as compared to 67.2% for the three months ended September 30, 2006. Cost of revenue decreased $204,000 to $57.9 million compared to $58.1 million for the same quarter of the prior year, despite a $724,000 increase in revenue, and higher costs for labor and outside translation services, mainly due to a variation in work mix and the impact of an approximately $3.7 million increase in cost of revenue attributable to the decline in the U.S. dollar’s exchange rates, as previously noted. The decrease in cost of revenue reflects the benefits realized from the deployment and use of Logoport, Lionbridge’s language management technology platform, and lower internal operating costs resulting from certain restructuring and cost reduction actions initiated in prior periods.

For the nine months ended September 30, 2007, cost of revenue as a percentage of revenue in the Company’s GLC business increased to 66.1% as compared to 65.7% for the nine months ended September 30, 2006. Cost of revenue increased $7.0 million, or 4.2%, to $173.8 million compared to $166.8 million for the same period of the prior year. These increases reflect higher costs for labor and outside translation services, mainly due to variation in work mix and the decline in the U.S. dollar’s exchange rates. This increase was primarily in support of $8.8 million incremental revenue as compared to the nine months ended September 30, 2006, and includes approximately $10.1 million due to the depreciation of the U.S. dollar against foreign currencies as noted above, partially offset by a decrease in cost of revenue reflecting the benefits realized from the deployment and use of Logoport, Lionbridge’s language management technology platform, and lower internal operating costs resulting from certain restructuring and cost reduction actions initiated in prior periods.

Cost of revenue as a percentage of revenue in the Company’s GDT business increased to 66.8% for the three months ended September 30, 2007 as compared to 62.4% for the three months ended September 30, 2006. This increase was primarily due to the changes in the revenue and service mix and the U.S. dollar’s decline against the Indian Rupee and the Euro in the quarter ended September 30, 2007 as compared to the same period of the prior year. For the quarter ended September 30, 2007, GDT cost of revenue increased $2.5 million, or 24.6%, to $12.5 million as compared to $10.0 million for the corresponding quarter of the prior year. This increase was primarily associated with the $2.6 million increase in revenue year-over-year, and to a lesser degree work mix variation in services as compared to the prior year. The increase includes approximately $670,000 due to the depreciation of the U.S. dollar against foreign currencies as noted above.

Cost of revenue as a percentage of revenue in the Company’s GDT business increased to 63.5% for the nine months ended September 30, 2007, as compared to 61.6% for the nine months ended September 30, 2006. This increase was primarily due to the changes in the revenue and service mix and the U.S. dollar’s decline against the Indian Rupee and the Euro in the nine months ended September 30, 2007 as compared to the same period of the prior year. Cost of revenue in the Company’s GDT business was $34.4 million for the nine months ended September 30, 2007, an increase of $6.1 million, or 21.6%, as compared to $28.3 million for the same period of 2006. This increase was primarily associated with the $8.3 million increase in revenue year-over-year, and to a lesser degree work mix variation in services as compared to the prior year. The increase includes approximately $1.5 million due to the depreciation of the U.S. dollar against foreign currencies as noted above.

Cost of revenue as a percentage of revenue in the Company’s Interpretation business decreased to 78.7% and 77.0%, for the three and nine months ended September 30, 2007, respectively, as compared to 79.9% and 80.1% for the three and nine months ended September 30, 2006. This decrease reflects the favorable impact of pricing and work mix variations in services as compared to the prior year. The Company’s Interpretation business is not materially impacted by foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation/CRM system expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total sales and marketing expenses	$7,729,000	$7,274,000	$24,251,000	$22,463,000
Increase from prior year	455,000		1,788,000
Percentage of revenue	6.9%	6.8%	7.2%	7.0%

For the three and nine months ended September 30, 2007, sales and marketing expenses increased $455,000 and $1.8 million, respectively, as compared with the corresponding periods of 2006. As a percentage of revenue, sales and marketing expenses increased to 6.9% and 7.2% as compared to 6.8% and 7.0% for three and nine months ended September 30, 2006. This increase is primarily attributable to increased compensation and travel expense, to support increased revenue levels from period to period, as well as projected revenue growth in the future. Additionally the increase reflects increased spending on marketing initiatives year-over-year. Approximately $190,000 and $600,000 of the increases for the three and nine months ended September 30, 2007, respectively, as compared to the three and nine months ended September 30, 2006, are due to the depreciation of the U.S. dollar against foreign currencies.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total general and administrative expenses	$20,807,000	$18,882,000	$62,708,000	$55,664,000
Increase from prior year	1,925,000		7,044,000
Percentage of revenue	18.7%	17.5%	18.7%	17.5%

General and administrative expenses increased $1.9 million, or 10.2%, to $20.8 million for the quarter ended September 30, 2007 as compared to $18.9 million for the quarter ended September 30, 2006. Approximately $1.0 million of the increase is attributable to the decline in the U.S. dollar’s exchange rate against most foreign currencies, in particular the Euro and Indian Rupee. The remainder is primarily due to $108,000 increased stock-based compensation and certain other rent, consulting and compensation expenses in the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006. As a percentage of revenue, general and administrative expenses increased to 18.7% for the quarter ended September 30, 2007, as compared to 17.5%, for the same period of the prior year, due primarily to the items noted above, as well as the impact of supporting the increase in revenue from period to period.

General and administrative expenses increased $7.0 million, or 12.7%, to $62.7 million for the nine months ended September 30, 2007 as compared to $55.7 million for the nine months ended September 30, 2006. Approximately $2.5 million of the increase is attributable to the decline in the U.S. dollar’s exchange rates against certain foreign currencies, in particular the Euro and Indian Rupee. The remainder is primarily due to $1.1 million increased stock-based compensation and certain other rent, legal, consulting and compensation expenses in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. As a percentage of revenue, general and administrative expenses increased to 18.7% for the nine months ended September 30, 2007 as compared to 17.5%, for the same period of the prior year, due primarily to the items noted above, as well as the impact of supporting the increase in revenue from period to period.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total research and development expense	$851,000	$689,000	$2,353,000	$2,173,000
Increase from prior year	162,000		180,000
Percentage of revenue	0.7%	0.6%	0.7%	0.7%

Research and development expense increased slightly to $851,000 and $2.4 million for the three and nine months ended September 30, 2007 as compared to $689,000 and $2.2 million for the corresponding periods of the prior year. Approximately $60,000 and $150,000 of the increases for the three and nine months ended September 30, 2007, respectively, as compared to the three and nine months ended September 30, 2006, are due to the depreciation of the U.S. dollar against foreign currencies.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total depreciation and amortization expense	$1,300,000	$1,323,000	$3,918,000	$4,228,000
Decrease from prior year	23,000		310,000
Percentage of revenue	1.2%	1.2%	1.2%	1.3%

Depreciation and amortization expense decreased to $1.3 million and $3.9 million for the three and nine months ended September 30, 2007, respectively, as compared to $1.3 million and $4.2 million for the three and nine months ended September 30, 2006. The decrease for the three and nine-month periods ended September 30, 2007 as compared to the corresponding periods of the prior year is primarily due to the culmination of depreciable lives of certain assets acquired in prior years. These decreases were partially offset by increases attributable to a decline in foreign currency exchange rates of approximately $80,000 and $190,000 for the three and nine months ended September 30, 2007, respectively, as compared to the three and nine months ended September 30, 2006.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months ended September 30, 2007 and 2006 of $2.1 million and $2.2 million, respectively, and for the nine months ended September 30, 2007 and 2006 of $6.3 million and $6.5 million, respectively, relates solely to the amortization of identifiable intangible assets.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the quarter ended September 30, 2007 of $1.4 million decreased $869,000 from $2.2 million for the quarter ended September 30, 2006. The decrease reflects the impact of an approximately $9.1 million lower average outstanding principal balance on debt during the quarter, year over year, coupled with lower interest rates resulting from the Company’s credit facility. Interest expense for the nine months ended September 30, 2007 of $4.3 million decreased $2.3 million from $6.6 million for the nine months ended September 30, 2006, and primarily represents interest paid or payable on debt and for the nine-month periods ended September 30, 2007 and 2006, respectively. The decrease reflects the impact of an approximately $11.5 million lower average outstanding principal balance on debt during the nine month period year over year coupled with a reduction in interest rates under the Company’s credit facility.

Other Expense, Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $1.3 million and $2.4 million in other expense, net, in the three and nine months ended September 30, 2007, respectively, as compared to $1.1 million and $2.2 million in other expense, net, in the corresponding periods of the prior year. The variations are primarily attributable to the decline in the U.S. dollar’s exchange rates against other currencies, in particular the Euro, as compared to the net position and variance during the corresponding periods of prior year.

Provision for Income Taxes. The following table shows the provision for income taxes expense in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total provision for income taxes	$1,688,000	$866,000	$5,767,000	$4,297,000
Increase from prior year	822,000		1,470,000
Percentage of revenue	1.5%	0.8%	1.7%	1.4%

The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions, interest and penalties associated with uncertain tax positions and the increase in deferred tax liabilities related to the tax deductible goodwill from the BGS acquisition. The tax provision increased $822,000 to $1.7 million for the quarter ended September 30, 2007 from $866,000 in the corresponding quarter of the prior year, and by $1.5 million to $5.8 million for the nine months ended September 30, 2007 from $4.3 million for the comparable period of the prior year. These increases are primarily due to higher foreign profits which are subject to tax by the foreign jurisdictions. In addition, the tax provision in the third quarter of 2007 was favorably affected by a one-time benefit of enacted reductions in tax rates in the United Kingdom, Denmark, Germany and China on the Company’s deferred tax balances. This benefit totaled $90,000.

Liquidity and Capital Resources

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”), replacing the Company’s Term Loan B and Revolving Credit Facility that had been in place since September 1, 2005. The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At September 30, 2007, $71.7 million was outstanding with an interest rate of 6.6%.

The following table shows cash and cash equivalents and working capital at September 30, 2007 and at December 31, 2006:

	September 30, 2007	December 31, 2006
Cash and cash equivalents	$31,371,000	$27,354,000
Working capital	72,963,000	60,893,000

Lionbridge’s working capital increased $12.1 million to $73.0 million at September 30, 2007, as compared to $60.9 million at December 31, 2006. The increase was driven by the growth of the business during the nine months ended September 30, 2007. As of September 30, 2007, cash and cash equivalents totaled $31.4 million, an increase of $4.0 million from $27.4 million at December 31, 2006, primarily due to $8.7 million net cash provided by operating activities of the business, $3.0 million increase in cash due to exchange rate changes in the period, reduced by $5.7 million of net cash used in financing, including $6.0 million in payments of long-term debt and $2.0 million in cash used in investing, including $3.8 million for purchases of property and equipment, partially offset by $1.8 million net proceeds from foreign currency forward contracts. Accounts receivable and work in process totaled $113.5 million, an increase of $11.3 million as compared to $102.3 million at December 31, 2006. Other current assets increased $5.7 million to $12.9 million as compared to $7.2 million at December 31, 2006. Current liabilities totaled $84.8 million at September 30, 2007, an increase of $9.0 million as compared to $75.9 million at December 31, 2006.

The following table shows the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the nine months ended September 30, 2007 and 2006, respectively:

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$8,689,000	$9,647,000
Net cash used in investing activities	(2,017,000)	(336,000)
Net cash used in financing activities	(5,702,000)	(13,201,000)

Net cash provided by operating activities was $8.7 million for the nine months ended September 30, 2007, as compared to $9.6 million for the corresponding period of the prior year. The $8.7 million cash provided by operating activities was due to net loss of $247,000 (inclusive of $16.2 million in depreciation, amortization, stock based compensation and other non-cash expenses, net of realized and unrealized foreign currency gain on forward contracts of $1.8 million), a $5.9 million net increase in accounts receivable and work in process, a $9.6 million increase in other operating assets, a $7.3 million increase in accounts payable, accrued expenses and other operating liabilities, and a $2.7 million increase in deferred revenue.

Net cash provided by operating activities was $9.6 million for the nine months ended September 30, 2006. The $9.6 million cash provided by operating activities was due to the net income of $1.1 million (inclusive of $16.5 million in depreciation, amortization, stock based compensation and other non-cash expenses), a $3.2 million decrease in accounts receivable and other operating assets, a $1.2 million increase in accounts payable, accrued expenses and other operating liabilities, partially offset by a $9.2 million increase in work-in-process and a $3.1 million decrease in deferred revenue.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities increased $1.7 million to $2.0 million for the nine months ended September 30, 2007, from $336,000 for the corresponding period of the prior year. The primary investing activity in the nine months ended September 30, 2007 was $3.8 million for the purchase of property and equipment, partially offset by $1.8 million net proceeds from foreign currency forward contracts. The primary investing activity in the nine months ended September 30, 2006 was $2.9 million, for the purchase of property and equipment. Net cash provided by investing activities in the nine-month period ended September 30, 2006 included a purchase price reimbursement from Bowne & Co., Inc. of $2.5 million related to the acquisition of BGS.

Net cash used in financing activities for the nine months ended September 30, 2007 was $5.7 million, a decrease of $7.5 million as compared to $13.2 million net used in financing activities for the corresponding period of 2006. Cash used in financing activities consisted of $15.2 million of payments of short-term debt, $6.0 million of payments of long-term debt, $354,000 of proceeds from the issuance of common stock under stock option plans, $260,000 in proceeds from the issuance of capital leases and $233,000 for payments of capital lease obligations, partially offset by $15.1 million in proceeds from the issuance of short-term debt.

Net cash used in financing activities for the nine months ended September 30, 2006 was $13.2 million. Cash provided by financing activities consisted of $9.5 million in proceeds from the issuance of short term debt and $1.1 million of proceeds from the issuance of common stock under stock option plans. Cash used for financing activities included $14.3 million of payments of long term debt, $9.5 million of payments of short-term debt and $79,000 for payments of capital lease obligations, in the nine month period ended September 30, 2006.

During the quarter ended September 30, 2007, Lionbridge announced that its Board of Directors authorized the repurchase up to $12.0 million of shares of the Company’s outstanding common stock. The Company’s share repurchases will be made on the open market, through block trades or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors, including alternative investment opportunities and imposed black-out periods during which the Company and its insiders are prohibited from trading in the Company’s common stock. The repurchases will be funded using the Company’s general working capital. No shares were repurchased during the quarter ended September 30, 2007.

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

Contractual Obligations

As of September 30, 2007, there are no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 other than impact of the adoption of FIN No. 48. The adoption of FIN No. 48 resulted in an increase to the Company’s income tax liabilities of approximately $185,000 to $1.5 million from the amount recorded at December 31, 2006. Tax provisions during the nine months ended September 30, 2007, primarily related to accrued interest, have increased these balances by $341,000 to $1.9 million.

Additionally, in connection with the acquisition of BGS, the Company has recorded a FIN No. 48 tax liability of approximately $4.0 million related to tax liabilities accruing on or prior to the acquisition date of September 1, 2005 that Bowne & Co., Inc. agreed to indemnify. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related FIN 48 liability for this amount. The timing of settlement of these tax liabilities is uncertain at this time. A change in interest rate and penalties assumptions in the third quarter of 2007 resulted in a net reduction to the FIN 48 liability and Indemnification Receivable of $450,000 to $3.5 million.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing SFAS No. 159 and has not yet determined the impact, if any, that its adoption will have on its result of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Lionbridge conducts its business globally and its earnings and cash flows are exposed to market risk from changes in interest rates and currency exchange rates. Lionbridge manages its risk to changes in interest rates through an interest rate swap. The Company addresses its risk to foreign currency exchange fluctuation through a risk management program that includes the use of derivative financial instruments. Lionbridge operates that program pursuant to documented corporate risk management policies. Lionbridge does not enter into any derivative transactions for speculative purposes. Gains and losses on the interest rate swap and the derivative financial instruments substantially offset gains and losses on underlying hedged exposures and were immaterial for all periods presented.

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bear interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of September 30, 2007, $71.7 million was outstanding. A hypothetical 10% increase or decrease in interest rates would have a $475,000 impact on the Company’s interest expense based on the $71.7 million outstanding at September 30, 2007 with an interest rate of 6.6%. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of investments in high quality commercial bank time deposits. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with an initial notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. The $20.0 million notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. The fair value of the interest rate derivative was a liability of $297,000 at September 30, 2007. A 10% increase in interest rates would increase the derivative’s fair value by $150,000. A 10% decrease in interest rates would decrease the derivative’s fair value by $151,000 Any increase or decrease in the fair value of the interest rate derivative instrument would be substantially offset by a corresponding decrease or increase in the fair value of the hedged interest payments related to the hedged credit facility. The interest rate swap is designated as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and there is no hedge ineffectiveness at September 30, 2007.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 62% and 63% of its costs and expenses for the nine-month periods ended September 30, 2007 and 2006, respectively, were denominated in foreign currencies. In addition, 23% of the Company’s assets were subject to foreign currency exchange fluctuations as of September 30, 2007 and December 31, 2006, while 10% and 6% of its liabilities were subject to foreign currency exchange fluctuations as of September 30, 2007 and December 31, 2006, respectively. The principal foreign currency applicable to our business is the Euro. In addition, Lionbridge has assets and liabilities denominated in currencies other than the functional currency of the relative entity. As a result, Lionbridge is exposed to foreign currency exchange fluctuations. The Company manages its risk to changes in foreign currency exchange rates through a risk management program that partially mitigates its exposure to foreign currency assets or liabilities, primarily with respect to the Euro, and that includes the use of derivative financial instruments not designated as hedges in accordance with SFAS No. 133. The Company had forward contracts outstanding in the notional amount of $60.9 million at September 30, 2007 and recorded $221,000 in other assets to recognize the fair value of these forward contracts. A 10% appreciation or depreciation in the U.S. dollar’s value relative to the hedge currencies would have a $3.5 million impact on the forward contracts’ fair value at September 30, 2007. Any increase or decrease in the fair value of the Company’s currency exchange rate sensitive forward contracts would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset or liability.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. The plaintiffs have since moved for certification of different classes in the District Court, and that motion remains pending.

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

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in Lionbridge’s Annual Report filed on Form 10-K, filed March 16, 2007 (SEC File No. 000-26933), which could materially affect our business, financial condition or future results.

Lionbridge may not realize the anticipated benefits of current or future cost reduction and restructuring initiatives.

Lionbridge has initiated and will continue to implement cost reduction actions to improve our operating cost structure, reduce overhead and better position ourselves competitively. These cost reduction initiatives include measures designed to better align operating expenses with expected revenue levels, resource reallocations, head count reductions and technology deployments. The timing and implementation of cost reduction initiatives is dependent upon a number of factors, including customer needs and transition requirements, local statutory and regulatory requirements, and economic conditions. Cost reduction initiatives could result in current period charges and expenses that could impact our operating results and anticipated benefits may be negatively impacted by foreign currency exchange rate fluctuations. Lionbridge cannot guarantee that these measures, or other expense reduction measures we take in the future, will result in the expected cost savings.

In connection with these cost reduction actions, Lionbridge may engage in restructuring actions and determine a restructuring charge for such actions undertaken in any particular quarter. In connection with determining the size and scope of any such restructuring charge, management will be required to make significant estimates related to expenses for severance and other employee separation costs, lease cancellation and other exit costs, and estimates of future rental income that may be generated through the subleasing of excess leased property. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2007, the Company withheld 3,475 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 1, 2007 – July 31, 2007	477	$4.96
August 1, 2007 – August 31, 2007	280	$4.17
September 1, 2007 – September 30, 2007	2,718	$4.08

In addition, upon the termination of employees during the quarter ended September 30, 2007, 9,500 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended September 30, 2007:

Period	Total Number of Shares Forfeited
July 1, 2007 – July 31, 2007	6,500
August 1, 2007 – August 31, 2007	3,000

Item 6.	Exhibits

(a) Exhibits.

10.1*	Lease dated as of August 8, 2007 between Beijing Oriental Plaza Co., Ltd. And Beijing Lionbridge Global Solutions Technologies, Inc.

10.2	Transition Agreement, dated as of August 1, 2007, between Stephen J. Lifshatz and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (File No. 000-269-333) on August 2, 2007, and incorporated herein by reference).

10.3	Employment and Business Protection Agreement, effective as of September 17, 2007, between Donald M. Muir and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (File No. 000-269-333) on September 11, 2007, and incorporated herein by reference).

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ DONALD M. MUIR
Donald M. Muir Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: November 9, 2007

Exhibit Index

Exhibit Number	Description
10.1 *	Lease dated as of August 8, 2007 between Beijing Oriental Plaza Co., Ltd. And Beijing Lionbridge Global Solutions Technologies, Inc.

10.2	Transition Agreement, dated as of August 1, 2007, between Stephen J. Lifshatz and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (File No. 000-269-333) on August 2, 2007, and incorporated herein by reference).

10.3	Employment and Business Protection Agreement, effective as of September 17, 2007, between Donald M. Muir and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (File No. 000-269-333) on September 11, 2007, and incorporated herein by reference).

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.