Form 10-K
period 2007-12-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2008-03-14
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

Non-accelerated filer  ☐    (Do not check if small reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 29, 2007, was approximately $148.2 million (based on the closing price of the registrant’s Common Stock on June 29, 2007, of $5.89 per share).

The number of shares outstanding of the registrant’s $.01 par value Common Stock as of February 29, 2008 was 58,344,357.

DOCUMENTS INCORPORATED BY REFERENCE

Lionbridge intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. Portions of such proxy statement are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2007

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

About Lionbridge

Lionbridge is a leading provider of globalization, development and testing services that enable clients to develop, release, manage and maintain their enterprise content and technology applications globally. Lionbridge Global Language and Content (“GLC”) solutions enable the globalization and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Globalization is the process of translating, localizing and adapting content and products to meet the language and cultural requirements of users throughout the world. As part of its GLC solutions, Lionbridge also develops eLearning content and technical documentation. Lionbridge GLC solutions are based on the Company’s internet-architected language technology platform and global service delivery model which make the translation and localization processes more efficient for Lionbridge clients and translators.

Through its Global Development and Testing (“GDT”) solutions, Lionbridge develops, re-engineers and optimizes IT applications and performs testing to ensure the quality, interoperability, usability and performance of clients’ software, consumer technology products, web sites, search engines and content. Lionbridge’s testing services, which are offered under the VeriTest brand, also include product certification and competitive analysis. Lionbridge has deep domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model.

Lionbridge provides a full suite of globalization, testing and development outsourcing services to businesses in diverse end markets including technology, mobile and electronics, life sciences, consumer, publishing, manufacturing, automotive and government. Lionbridge’s solutions include product and content globalization; content and eLearning courseware development; interpretation services; application development and maintenance; software and hardware testing; global search relevancy and sourcing; product certification and competitive analysis. Lionbridge’s services enable global organizations to increase market penetration and speed adoption of global content and products, enhance return on enterprise application investments, increase workforce productivity and reduce costs.

Lionbridge provides the following core benefits to clients:

Global Scale.    With approximately 4,600 employees worldwide, Lionbridge operates globalization, testing and development solution centers in 26 countries. Lionbridge leverages its global resources and proven program management capabilities to provide client delivery teams that are designed to have the optimal technical, linguistic and industry expertise and skills to meet each client’s specific needs. Lionbridge’s global infrastructure enables Lionbridge to deliver high-value, cost-effective services and to meet its clients’ budgetary and geographic requirements.

Hosted Internet-based Language Management Technology.    Lionbridge globalization services utilize an internet-architected language technology platform. This platform includes a suite of applications that streamline the translation process and increase linguistic quality and consistency. This increased efficiency lowers translation costs, thereby affording clients greater freedom to be creative when preparing their source materials. A core component of this platform is Lionbridge’s Logoport™ technology, an internet-architected, hosted translation memory application that manages previously translated words, phrases and glossaries in real time and simplifies translation management. This advanced, industry standard-compatible application makes it easier for translators around the world to collaborate, share knowledge, and deliver consistent, high-quality results while enabling clients to better manage their language assets through the Lionbridge-hosted managed service platform. Lionbridge is also adding workflow capabilities and integrating portal and machine translation technology into a comprehensive language management platform called Freeway™. This comprehensive hosted infrastructure is enabling Lionbridge to provide clients with high quality globalization services and highly efficient centralized language management processes.

Integrated Full-Service Offering.    Lionbridge is able to serve as an outsourcing partner throughout a client’s product and content lifecycle from development and globalization to testing through maintenance. Clients can rely on Lionbridge’s comprehensive globalization services to develop, release and maintain their global content, websites and technology applications for their customers, partners and employees throughout the world. Lionbridge’s testing services enable clients to improve product quality and reduce downstream support costs. This unified suite of solutions allows Lionbridge to serve as its clients’ single outsource provider for developing, releasing, testing and maintaining multilingual content and technology across global end markets. By outsourcing to a large-scale provider, organizations are able to focus on their core competencies, drive process improvements and speed the process of communicating large amounts of information to customers and employees throughout their global organization.

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

Global Sourcing and Search.    Lionbridge provides specialized search relevance quality assurance solutions for clients with global internet portals and search engines. Lionbridge’s global sourcing and search solutions enable clients to improve their search engine performance and deliver better quality and more relevant search results for queries generated in each of the client’s target global markets. To deliver this solution, Lionbridge identifies and recruits teams of independent, in-country contractors that test the relevancy of search results for each target locale as well as the usability of specific content within the client’s website. This solution builds on Lionbridge’s skills for managing on-demand resources across a wide range of global markets. The community is managed by Lionbridge program and project managers to ensure the search engine results and web content are consistent with user expectations. Ultimately clients use this information to drive increased revenue growth through relevant advertising.

Lionbridge conducts its GDT and GLC services at its India facilities in Mumbai and Chennai. Lionbridge’s Mumbai, India operation has again attained the Software Engineering Institute’s (“SEI”) Capability Maturity Model (“CMM”) Level 5 rating, the highest possible CMM rating from the SEI, a research and development center chartered to improve software engineering practices. Several of Lionbridge’s operations are also registered as ISO-9000 and ISO-9001 facilities.

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

Sales and Marketing

Substantially all of Lionbridge’s revenue has been generated through its dedicated direct sales force based in the United States, Europe, Asia and India who sell the full range of Lionbridge services. The Lionbridge sales approach involves planning for an organization’s unique ongoing requirements, including future versions of products, and ongoing support, maintenance, and training, related to both technology products and content.

Clients

Lionbridge clients are predominantly Global 2000 companies in the technology, consumer, retail, industrial, life sciences, financial services and manufacturing industries. Lionbridge provided services in excess of $50,000 to approximately 450 clients worldwide for the year ended December 31, 2007. The following companies are representative Lionbridge clients, each of whom purchased more than $2.0 million in services from Lionbridge in the year ended December 31, 2007:

Adobe	Golden Ventures	Oracle
Alcatel	Google	Palm
Autodesk	HP	PTC
Canon	Merck	Philips
Computer Associates	Microsoft	Pearson
U.S. Department Of Justice	Motorola	Porsche
EMC	Nikon	Sony
Expedia	Nokia	Volvo

In 2007, 2006 and 2005, Microsoft accounted for 21%, 22% and 20% of total revenue, respectively. No other client accounted for greater than 10% of total revenue in 2007, 2006 and 2005. Lionbridge’s ten largest clients accounted for 52%, 49% and 51% of revenue in 2007, 2006 and 2005, respectively.

Competition

Lionbridge provides a broad range of solutions for worldwide delivery of technology and content to its clients. The market for its services is highly fragmented, and Lionbridge has many competitors. Additionally, many potential customers address their globalization requirements through in-house capabilities, while others outsource their globalization needs, most often to regional vendors of translation services with specific subject matter or language expertise, or utilize technology-based translation solutions. Lionbridge’s current competitors include the following:

—	Existing and prospective clients’ internal globalization, testing and development departments;

—

Localization or translation services and technology providers such as SDL International plc, Translations.com, CLS Communications and Moravia as wells as the multiple regional vendors of translation services specializing in specific languages in various geographic areas;

—

Information Technology consulting and software development and testing services organizations such as Beyondsoft, Persistent Systems Ltd., Wipro Ltd., Cognizant and Patni, Inc. that provide outsourced Application Development and Management and testing services.

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

Intellectual Property Rights

Lionbridge’s success is dependent, in part, upon its proprietary methodologies and practices, including its machine translation, Freeway and Logoport technologies, its proprietary testing linguistic practices and methodologies, its language assets and other intellectual property rights. Lionbridge has patents or patent applications pending relating to its language automation translation memory engine and Logoport technology and believes that the duration of these patents is adequate relative to the expected lives of their applications. Lionbridge relies on a combination of trade secret, license, nondisclosure and other contractual agreements, and copyright and trademark laws to protect its intellectual property rights. Existing trade secret and copyright laws afford Lionbridge only limited protection. Lionbridge enters into confidentiality agreements with its employees, contractors and clients, and limits access to and distribution of Lionbridge’s and Lionbridge’s clients’ proprietary information. Lionbridge cannot assure that these arrangements will be adequate to deter misappropriation of its proprietary information or that it will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Human Resources

As of December 31, 2007, Lionbridge had approximately 4,600 full-time equivalent employees. Of these, 3,900 were consulting and service delivery professionals and 700 were management and administrative personnel performing sales, operations, marketing, process and technology, research and development, finance, accounting, and administrative functions.

Lionbridge has employees in Norway and Poland who are represented by a labor union, and there are works councils in the Netherlands, France, Germany, Denmark, Finland, and Spain. Lionbridge has never experienced a work stoppage and believes that its employee relations are good.

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

A significant portion of Lionbridge’s revenue is linked to the product release cycles and production schedules of its clients, and, in particular, to certain key clients. As a result, Lionbridge performs varying amounts of work for specific clients from year to year based on their product release cycles and production schedules. A major client in one year may not have use for a similar level of Lionbridge’s services in another year. In addition, Lionbridge derives a significant portion of its revenues from large projects and programs for a limited number of large clients. For the years ended December 31, 2007 and 2006, Lionbridge’s largest client accounted for 21% and 22% of its revenue, respectively, and its five largest clients accounted for approximately 40% of its revenue. As a result, the loss of any major client or a significant reduction in a large project’s scope could materially reduce Lionbridge’s revenue and cash flow, and adversely affect its ability to maintain profitability.

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

Despite the investment of these management and financial resources, an acquisition may not produce the revenue, earnings or business synergies that Lionbridge anticipated or may produce such synergies less rapidly than anticipated for a variety of reasons, including:

—	difficulties in the assimilation of the operations, operational systems deployments, technologies, services, products and personnel of the acquired company;

—	failure of acquired technologies and services to perform as expected;

—	risks of entering markets in which Lionbridge has no, or limited, prior experience;

—	effects of any undisclosed or potential legal or tax liabilities of the acquired company;

—	compliance with additional laws, rules or regulations that Lionbridge may become subject to as a result of an acquisition that might restrict Lionbridge’s ability to operate; and

—	the loss of key employees of the acquired company.

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

Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 71% and 67% of its costs and expenses for the years ended December 31, 2007 and 2006, respectively, were denominated in foreign currencies. In addition, 15% and 23% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of December 31, 2007 and 2006, respectively, while 8% and 6% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of December 31, 2007 and 2006. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $100.0 million and $111.0 million as of December 31, 2007 and 2006, respectively. The principal foreign currency applicable to our business is the Euro. Management has a hedging program in place to partially hedge its exposure to assets or liabilities denominated in currencies other than the functional currency of the respective entity. Management regularly reviews the hedging program and will make adjustments as necessary. Lionbridge’s hedging activities may not prove favorable or effective against the adverse impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect the Company’s financial condition or results of operations.

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

Lionbridge has made significant acquisitions in the past and expects to continue to make acquisitions as part of our long-term business strategy. Lionbridge may not realize the anticipated benefits of this or any other acquisition, or Lionbridge may not realize the anticipated benefits as quickly as originally anticipated. In particular, the process of integrating acquired companies into the Company’s existing business may result in unforeseen difficulties and delays. These risks include:

—	difficulty in integrating the operations and personnel of the acquired company;

—	difficulty in maintaining controls, procedures and policies during the transition and integration;

—	difficulty in integrating the acquired company’s accounting, financial reporting systems, human resources and other administrative systems; and

—	delays or difficulty to achieve the financial and strategic goals for the acquired and combined businesses on the original timetable.

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

Goodwill and other intangible assets represent a significant portion of Lionbridge’s assets; any impairment of Lionbridge’s goodwill or other intangible assets will adversely impact its net income.

At December 31, 2007, Lionbridge had goodwill and other intangible assets of approximately $159.7 million, net of accumulated amortization, which represented approximately 47.9% of its total assets. Lionbridge’s goodwill is subject to an impairment test on an annual basis, and both goodwill and other intangible assets are also tested whenever events and circumstances indicate that they may be impaired. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services, increased competition, an increase in operating or other costs, additional volatility in international currencies, the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over a one to five-year period, with the exception of various customer relationships acquired in the “Bowne Global Solutions (“BGS”) transaction that are amortized over a twelve-year period. In addition, Lionbridge will continue to incur non-cash charges in connection with the amortization of its intangible assets other than goodwill over the remaining useful lives of such assets. Future determinations of significant write-offs of goodwill or other intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a significant impact on Lionbridge’s net income and affect its ability to achieve or maintain profitability. Although the Company does not believe that an impairment of Lionbridge’s goodwill or other intangible assets exists at this time, in the event that such a condition or event occurs, we may record additional charges which could have a material adverse effect on our results of operations.

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

Growth is a key component of increasing the value of Lionbridge. Since its inception, Lionbridge’s business has grown significantly and it anticipates additional future growth. Lionbridge has focused some of its expansion efforts on leveraging the solution centers in India, China, Poland and Slovakia while concurrently restructuring certain western European and U.S. operations. This realignment has placed and may continue to place significant demands on management and operational resources. In order to manage growth effectively, Lionbridge must continue to evolve its operational systems. Additional growth may further strain Lionbridge’s management and operational resources. As a result of these concerns, Lionbridge cannot be sure that it will continue to grow, or, if it does grow, that it will be able to maintain its overall historical growth rate.

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

In the course of providing globalization and testing services to Lionbridge’s customers, Lionbridge takes possession of or is granted access to certain intellectual property of such customers, including unreleased versions of software and source code. In the event such intellectual property is damaged, misappropriated, stolen or lost, Lionbridge could suffer:

—	claims under indemnification provisions in customer agreements or other liability for damages;

—	delayed or lost revenue due to adverse customer reaction;

—	negative publicity; and

—	litigation that could be costly and time consuming.

Lionbridge has an accumulated deficit and may not be able to continue to achieve operating profit.

For the years ended December 31, 2007, 2006 and 2005, Lionbridge achieved operating profits of $9.0 million, $15.0 million, and $1.3 million, respectively. However, prior to 2005, since inception, Lionbridge incurred substantial losses and may incur losses in the future. Lionbridge has an accumulated deficit of $112.1 million as of December 31, 2007. Lionbridge intends to continue to invest in internal expansion, infrastructure, select acquisitions and its sales and marketing efforts. Lionbridge cannot assure you that it will continue to achieve operating profits in the future or will generate net income in the future.

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

The adoption in June 2006 by the Financial Accounting Standards Board (“FASB”) of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The company began recognizing tax liabilities in accordance with FIN 48 beginning in the first quarter of 2007.

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

In connection with these cost reduction actions, Lionbridge may engage in restructuring actions and incur restructuring charges for actions undertaken in any particular quarter. In connection with determining the size and scope of any such restructuring charge, management will be required to make significant estimates related to expenses for severance and other employee separation costs, lease cancellation and other exit costs, and estimates of future rental income that may be generated through the subleasing of excess leased property. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Lionbridge maintains solution centers in North America, South America, Europe and Asia. Lionbridge’s headquarters and principal administrative, finance, legal, sales and marketing, investor relations and information technology operations are located in Waltham, Massachusetts. Its principal operational facilities are located as follows:

—	North America—Bellevue, Washington; Boise, Idaho; Boulder, Colorado; Framingham, Massachusetts; Los Angeles, California; Oakdale, Minnesota; San Francisco, CA; Washington, D.C.; and Montreal, Canada

—	South America—Brazil, Chile

—	Europe—Belgium, Denmark, England, Finland, France, Germany, Ireland, Italy, The Netherlands, Norway, Portugal, Poland, Slovakia, Spain, Sweden

—	Asia—China, India, Japan, Korea, Singapore, Taiwan, Thailand

Item 3.	Legal Proceedings

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. The plaintiffs have since moved for certification of different classes in the District Court.

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

On October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The motions to certify classes in the six focus cases are not yet fully briefed and remain pending. In addition, on August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On November 13, 2007, the issuer defendants moved to dismiss the claims against them in the amended complaints in the six focus cases. The underwriter defendants have also moved to dismiss the claims against them in the amended complaints in the six focus cases. Those motions to dismiss are fully briefed and remain pending.

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

As of February 29, 2008, there were 600 holders of record of Lionbridge’s common stock. Lionbridge’s common stock is listed and traded on the Nasdaq Global Market under the symbol “LIOX”.

The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock for the past eight quarters, all as reported by the Nasdaq Global Market of the Nasdaq Stock Market LLC. The quotations represent interdealer quotations, without adjustments for retail mark ups, mark downs, or commissions, and may not necessarily represent actual transactions.

	High	Low
2007
First Quarter	$6.59	$4.93
Second Quarter	$6.29	$4.89
Third Quarter	$5.98	$3.40
Fourth Quarter	$4.87	$2.89

2006
First Quarter	$8.55	$6.61
Second Quarter	$8.50	$4.94
Third Quarter	$8.06	$4.81
Fourth Quarter	$8.05	$5.62

During 2007, the Company purchased 83,662 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of restricted shares for the year ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2007 – January 31, 2007	855	$6.31
February 1, 2007 – February 28, 2007	54,821	$5.79
April 1, 2007 – April 30, 2007	6,560	$5.60
May 1, 2007 – May 31, 2007	4,840	$6.04
June 1, 2007 – June 30, 2007	10,386	$5.89
July 1, 2007 – July 31, 2007	477	$4.96
August 1, 2007 – August 31, 2007	280	$4.17
September 1, 2007 – September 31, 2007	2,718	$4.08
November 1, 2007 – November 30, 2007	2,540	$4.20
December 1, 2007 – December 31, 2007	185	$3.32

	83,662

In addition, upon the termination of employees during the year ended December 31, 2007, 39,249 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the year ended December 31, 2007:

Period	Total Number of Shares Forfeited
January 1, 2007 – January 31, 2007	4,000
April 1, 2007 – April 30, 2007	1,500
June 1, 2007 – June 30, 2007	2,000
July 1, 2007 – July 31, 2007	4,500
August 1, 2007 – August 31, 2007	3,000
October 1, 2007 – October 31, 2007	23,875
November 1, 2007 – November 30, 2007	374

39,249

In September 2007, the Company’s Board of Directors authorized a $12.0 million stock repurchase program and as of December 31, 2007, the Company had acquired 3.2 million shares of its common stock for $10.2 million and as of January 24, 2008, the Company acquired 3.7 million shares of its common stock for $12.0 million. These stock purchases were at a volume weighted average price of $3.25 per share. In February 2008, the Company’s Board of Directors authorized the repurchase of an additional $12.0 million shares of common stock of the Company. As of March 14, 2008, the Company acquired 146,468 shares of its common stock for $470,000 at a volume weighted average price of $3.21 per hare.

Lionbridge has not paid any cash dividends on its common stock and currently intends to retain any future earnings for use in its business.

The following chart compares the total return on a cumulative basis of $100 invested in Lionbridge’s common stock on December 31, 2002 to the Nasdaq Composite Index and the Hemscott Business Software & Services Index.

	2002	2003	2004	2005	2006	2007
LIONBRIDGE TECHNOLOGIES, INC.	100.00	492.06	344.44	359.82	330.09	181.96
HEMSCOTT BUSINESS SOFTWARE & SERVICES	100.00	133.30	143.98	145.68	172.60	179.01
NASDAQ COMPOSITE INDEX	100.00	150.36	163.00	166.58	183.68	201.91

The Stock Performance Graph furnished shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6.	Selected Financial Data

The selected consolidated financial data as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 have been derived from the audited consolidated financial statements of Lionbridge which appear as part of Item 15 of this Form 10-K. The selected consolidated financial data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 have been derived from audited consolidated financial statements of Lionbridge that are not included in this Form 10-K.

The historical results presented are not necessarily indicative of future results. Moreover, on September 1, 2005, Lionbridge acquired BGS. As a result, revenue and operating expenses for the years ended December 31, 2005, 2006 and 2007 increased substantially, as more fully discussed in Item 7. As a result of these increases, comparison of the years ended December 31, 2005, 2006 and 2007 to prior years is less useful. You should read the data set forth below in conjunction with the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$451,994	$418,884	$236,262	$154,101	$141,706
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	302,059	277,814	153,929	95,787	85,877
Sales and marketing	32,841	30,483	20,725	14,388	13,087
General and administrative	87,041	74,286	46,922	31,000	29,963
Research and development	3,375	2,811	1,646	392	615
Depreciation and amortization	5,186	5,536	3,525	2,928	3,298
Amortization of acquisition-related intangible assets	8,453	8,696	2,791	127	470
Merger, restructuring and other charges	4,019	4,232	5,448	2,313	943

Total operating expenses	442,974	403,858	234,986	146,935	134,253

Income from operations	9,020	15,026	1,276	7,166	7,453
Interest expense:
Interest on outstanding debt	5,403	7,712	2,556	—	1,893
Accretion of discount on debt and deferred financing costs	190	858	310	—	356
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	2,129	—	—	2,139
Interest income	699	427	519	385	89
Other (income) expense, net	3,347	3,779	587	(100)	288

Income (loss) before income taxes	779	975	(1,658)	7,651	2,866
Provision for income taxes	4,991	5,877	2,255	511	334

Net income (loss)	$(4,212)	$(4,902)	$(3,913)	$7,140	$2,532

Net income (loss) per share: (1)
Basic	$(0.07)	$(0.08)	$(0.08)	$0.15	$0.07
Diluted	$(0.07)	$(0.08)	$(0.08)	$0.14	$0.06
Weighted average number of shares outstanding:
Basic	59,297	58,997	50,515	46,548	37,406
Diluted	59,297	58,997	50,515	49,361	40,551

(1)	See Note 2 to Lionbridge’s consolidated financial statements for an explanation of the basis used to calculate net income (loss) per share.

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$32,248	$27,354	$25,147	$38,450	$29,496
Working capital	64,460	60,893	57,182	49,961	38,838
Total assets	333,063	321,500	319,977	113,388	105,990
Long-term debt, less current portion and discounts	71,751	77,855	90,268	—	—
Capital lease obligations, less current portion	207	150	177	15	167
Stockholders’ equity	156,154	156,688	149,735	87,466	77,630

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements which involve risks and uncertainties. Lionbridge makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described above in Item 1A “Risk Factors.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Item 7, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with “Risk factors,” “Selected Consolidated Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

Lionbridge provides a full suite of globalization, testing and development outsourcing services to businesses in diverse end markets including technology, mobile and electronics, life sciences, consumer, publishing, manufacturing, automotive and government. Lionbridge’s solutions include product and content globalization; content and eLearning courseware development; interpretation services; application development and maintenance; software and hardware testing; product certification and competitive analysis. Lionbridge’s services enable global organizations to increase market penetration and speed adoption of global content and products, enhance return on enterprise application investments, increase workforce productivity and reduce costs. In addition, as a result of Lionbridge’s acquisition of BGS, Lionbridge provides interpretation services to government organizations and businesses that require human interpreters for non-English speaking individuals.

In 2007, 2006 and 2005, Lionbridge’s operating profit was $9.0 million, $15.0 million and $1.3 million, respectively, with a net loss of $4.2 million, $4.9 million and $3.9 million, respectively. In 2004 and 2003, Lionbridge’s operating profit was $7.2 million and $7.5 million, respectively, and net income was $7.1 million and $2.5 million, respectively. In 2002, Lionbridge’s operating profit was $451,000 with a net loss of $4.8 million. Prior to 2002, the Company experienced operating losses, as well as net losses, for each year of its operations and, as of December 31, 2007 Lionbridge had an accumulated deficit of $112.1 million.

Critical Accounting Policies and Estimates

Lionbridge’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Lionbridge to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Lionbridge periodically evaluates its estimates. Lionbridge bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Lionbridge reviewed the development, selection, and disclosure of the following critical accounting policies and estimates with its audit committee and the Company’s board of directors. Lionbridge’s critical accounting estimates relate to the following: revenue recognition, allowance for doubtful accounts, business combinations, valuation of goodwill and other intangible assets and the provision for income taxes.

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

Valuation of Goodwill and Other Intangible Assets.    Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price. When Lionbridge determines that the carrying value of intangibles or goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment on an annual basis. At December 31, 2007 and 2006, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was required in either year. Estimating future cash flows requires management to make projections that can differ materially from actual results.

The Company evaluates whether there has been an impairment in the carrying value of its other intangibles assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets,” if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of acquired customer relationships (recorded with the BGS acquisition) include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

Provision for Income Taxes.    Lionbridge is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing its consolidated financial statements. This involves estimating the current taxes in each taxing jurisdiction in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made to determine the likelihood that any deferred tax asset will be utilized to offset taxable income. To the extent that Lionbridge determines that it is more likely than not that its deferred tax assets will not be utilized, a valuation allowance is established. A change in taxable income in future periods that is significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense.

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Income tax position must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Lionbridge adopted FIN 48 effective January 1, 2007.

As of January 1, 2007, the Company had gross unrecognized tax benefits of $1.5 million. Of this total, $1.5 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Lionbridge accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. The total amount of accrued interest and penalties included in the Company’s unrecognized tax benefits of $1.5 million is $185,000. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

The Company recognizes tax reserves in accordance with FIN 48 and adjusts these reserves when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment, or loss of benefit, that is materially different from our current estimate of the tax exposure. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. If the tax liabilities relate to tax uncertainties existing at the date of the acquisition of a business, the adjustment of such tax liabilities will result in an adjustment to the goodwill recorded at the date of acquisition.

The Company’s unrecognized tax benefits include exposures from not filing in certain jurisdictions and transfer pricing exposures from allocation of income between jurisdictions. Lionbridge believes that it is reasonably possible that approximately $116,000 of its unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2008 as a result of a lapse of the statute of limitations.

Significant Acquisitions

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2007 have resulted in the cumulative recognition of approximately $204.3 million of goodwill and other intangible assets on its balance sheet. Other acquired intangible assets are amortized over periods ranging from one to twelve years.

Acquisitions in the three year period ended December 31, 2007 were as follows:

Bowne Global Solutions

On September 1, 2005, Lionbridge completed the acquisition of Bowne Global Solutions (“BGS”) pursuant to the terms of the Agreement and Plan of Merger dated as of June 27, 2005. After the acquisition, BGS became a wholly owned subsidiary of Lionbridge. At the closing, each share of common stock of BGS was automatically converted into the right to receive a portion of the acquisition consideration. To fund a portion of the purchase price for its acquisition of BGS, the Company entered into a Credit Agreement (“Credit Agreement”) dated as of September 1, 2005, together with certain of its U.S. and non-U.S. subsidiaries, the several banks and financial institutions as may become parties to the Credit Agreement (“Lenders”) and Wachovia Bank, National Association, as administrative agent for the Lenders. The Credit Agreement was replaced in December 2006 with a Credit Agreement dated as of December 21, 2006, by and among the Company, certain of its U.S. and non-U.S. subsidiaries, the several banks and financial institutions named therein, and HSBC Bank USA, National Association, which provided for a five-year revolving line of credit of up to $100.0 million.

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

At December 31, 2005, the Company reported goodwill of $96.1 million resulting from the purchase price allocation. The goodwill of $96.1 million resulting from the purchase price allocation reflects the value of the underlying enterprise, as well as the anticipated value of synergies that Lionbridge expects to realize as the business is integrated into existing Lionbridge operations. The total $96.1 million of goodwill has been assigned to the Company’s GLC segment. Goodwill allocated to domestic operations is expected to be deductible for tax purposes.

During 2006, the Company adjusted certain estimates recorded as part of the fair value purchase accounting. The acquired incentive compensation liability was reduced by $521,000 and deferred tax assets were reduced by $247,000. In addition, the Company received a $2.5 million purchase price reimbursement from Bowne & Co., Inc. (“Bowne”) for pre-acquisition tax liabilities and recorded a $164,000 tax receivable for recovery of pre-acquisition value added taxes. These purchase accounting adjustments resulted in a net decrease in goodwill of $3.0 million during 2006. Additionally, the Company continued to exit certain activities of BGS as a part of the merger plan, resulting in restructuring and other charges of $2.7 million for severance and $256,000 for vacated facilities costs.

During 2007, the Company adjusted certain estimates recorded as part of the fair value purchase accounting. The acquired disability benefit obligation was reduced by $169,000 resulting in an increase to goodwill.

In connection with the acquisition of BGS, Bowne agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. Accordingly, the Company has not recorded any net amounts as pre-acquisition tax contingencies in connection with the BGS acquisition.

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

Merger, Restructuring and Other Charges

In 2007, Lionbridge recorded $4.0 million of restructuring and other charges. The $4.0 million included $2.1 million for workforce reductions in Europe, Asia, South America and the U.S. consisting of forty-six technical and twenty administrative staff, $639,000 recorded for vacated facilities and $164,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, all recorded pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs associated with Exit or Disposal Activities” (“SFAS No. 146”), and related literature, $768,000 for the impairment of long-lived assets in connection with vacated facilities and $328,000 of other charges, principally expenses related to integrating financial systems used by the acquired BGS sites to a common general ledger financial system. Of these charges, $3.6 million related to the Company’s GLC segment, $92,000 related to the GDT segment and $328,000 related to Corporate and Other. Of the $2.9 million of cash payments related to restructuring in 2007, $2.5 million and $402,000 related to the GLC and GDT segments, respectively.

Lionbridge recorded $4.2 million of restructuring and other charges in the year ended December 31, 2006. The $4.2 million included $2.0 million for workforce reductions in Europe and the U.S. consisting of forty-five technical, four sales and two administrative staff and $421,000 for anticipated losses on vacated facilities, net of sub-lease income, both recorded pursuant to the guidance in SFAS No. 146 and $1.8 million of other charges, principally professional services fees, related to the integration of BGS. Of these charges, $1.6 million related to the Company’s GLC segment, $1.2 million related to the GDT segment and $1.4 million related to Corporate and Other. Of the $7.4 million of cash payments related to restructuring in 2006, $6.1 million and $1.3 million related to the GLC and GDT segments, respectively, and $30,000 related to Corporate and Other.

Lionbridge recorded $5.4 million of restructuring and other charges in the year ended December 31, 2005. Of this amount, $5.0 million was primarily related to the acquisition of BGS and was recorded in the six month period ended December 31, 2005 and $449,000 was recorded during the six months ended June 30, 2005. The $5.4 million recorded in the year ended December 31, 2005 included $1.2 million for anticipated losses on vacated facilities, $1.3 million for workforce reductions in Europe and the U.S., consisting of fifty technical, thirteen administrative and three sales staff and $35,000 for the impairment of long-lived assets recorded pursuant to the guidance in SFAS No. 146 and $2.8 million of other charges, principally professional services fees, related to the integration of BGS recorded pursuant to the guidance in Emerging Issues Task Force Abstract 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination” (“EITF 95-3”), and related literature. Of these charges, $2.5 million related to the Company’s GLC segment, $72,000 to the GDT segment and $2.8 million related to Corporate and Other. Of the $3.6 million of cash payments related to restructuring in 2005, $3.2 million and $277,000 related to the GLC and GDT segments, respectively, and $83,000 related to Corporate and Other.

The following table summarizes the merger and restructuring reserve activity (excluding the $768,000 long-lived asset impairments in 2007 and the $328,000, $1.8 million and $2.8 million of other charges related to the integration of BGS recorded in 2007, 2006 and 2005, respectively) for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
Balance, beginning of the year	$2,388,000	$4,210,000	$784,000
Employee severance:
Merger and restructuring charges recorded (1)	2,120,000	2,011,000	1,329,000
Liabilities assumed and recorded on business combinations (2)	—	2,716,000	1,864,000
Cash payments related to liabilities assumed and recorded on business combinations	(3,000)	(3,407,000)	(1,306,000)
Cash payments related to liabilities recorded on exit or disposal activities	(1,382,000)	(2,014,000)	(1,430,000)

	735,000	(694,000)	457,000

Vacated facility/lease termination:
Merger and restructuring charges recorded (1)	639,000	421,000	1,246,000
Liabilities assumed and recorded on business combinations (2)	—	256,000	2,548,000
Revisions of estimated liabilities	164,000	—	—
Cash payments related to liabilities assumed and recorded on business combinations	(571,000)	(1,222,000)	(290,000)
Cash payments related to liabilities recorded on exit or disposal activities	(990,000)	(583,000)	(535,000)

	(758,000)	(1,128,000)	2,969,000

Balance, end of the year	$2,365,000	$2,388,000	$4,210,000

(1)	Charges recorded pursuant to the guidance in SFAS No. 146, and related literature
(2)	Liabilities assumed and recorded pursuant to the guidance in EITF 95-3, and related literature

At December 31, 2007, the consolidated balance sheet includes accruals totaling $2.4 million primarily related to employee terminations costs and vacated facilities. Lionbridge currently anticipates that $1.9 million of this will be fully utilized in 2008. The remaining $488,000 relates to lease obligations on unused facilities expiring through 2010 and is included in long-term liabilities.

Non-Cash Charges

Stock-Based Compensation

Lionbridge recorded stock-based compensation of approximately $7.2 million, $6.1 million and $1.6 million in 2007, 2006 and 2005, respectively, in connection with stock options and restricted stock awards.

Lionbridge issued 716,100 and 432,500 shares of restricted common stock and restricted stock units with a fair market value of $3.7 million and $3.0 million in 2007 and 2006, respectively. Restrictions on disposition lapse over four years from the date of grant on each anniversary date.

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

Lionbridge currently expects to amortize the following unamortized compensation in connection with restricted stock awards outstanding as of December 31, 2007 in the years ending:

Year ending December 31,
2008	$2,619,000
2009	1,690,000
2010	872,000
2011	242,000

$5,423,000

For the years ended December 31, 2007, 2006 and 2005, 1,251,000, 1,337,500 and 959,000 stock options were granted, respectively.

Lionbridge currently expects to amortize the following amounts of stock-based compensation related to stock options outstanding as of December 31, 2007 in the years ending:

Year ending December 31,
2008	$2,585,000
2009	1,590,000
2010	751,000
2011	160,000

$5,086,000

Executive Summary

Over the past several years, Lionbridge implemented key elements of its strategy for market expansion and long-term growth. The Company has developed and deployed the industry’s first web-based language technology, expanded its offshore capabilities, built upon its code and content service offerings, and developed an integrated services offering through its global infrastructure. In doing so, the Company has increased revenue from its existing customers and broadened its customer base across diverse industries.

In September 2005, Lionbridge acquired BGS, the globalization division of Bowne & Co., Inc. This acquisition created the largest-scale globalization company in the world with approximately 4,600 employees in 26 countries worldwide. BGS’s worldwide presence, language expertise and broadly diversified customer base complement Lionbridge’s advanced language technology and its comprehensive development and testing services and allowed the Company to expand its growth opportunities. As a result of the integration of this acquisition in 2006 and 2007, Lionbridge was able to apply its infrastructure of people, technology and expertise across a larger volume of activity.

During 2007, Lionbridge finalized the integration of BGS into its existing operations, expanded the deployment of its web-based language management system, and grew its employee base throughout its cost-efficient solution centers in India, China, Poland and Slovakia. The Company also enhanced its vertical market solution delivery by developing and hiring subject matter experts in life sciences and marketing/web content for certain solution centers. These initiatives are enabling Lionbridge to address its clients’ growing requirements for specialized global-scale, integrated code and content services that are based on an internet-architected, cost-efficient delivery model.

Deploying Web-Based Language Technology

Lionbridge is the only company in its industry that has a global internet-based platform to manage each client’s worldwide language assets in a free hosted environment. The linguistic engine of this platform is Logoport, Lionbridge’s Web-architected, on-demand, translation memory technology. Following initial pilot programs, Lionbridge deployed Logoport throughout its operations. The platform supports more than 500 million words, 700 client programs and 14,000 users worldwide. To further enhance its linguistic technology platform, Lionbridge developed and deployed Freeway, a free, web-based client portal. As a complimentary technology that is integrated with the Logoport linguistic engine, Freeway provides a client portal for submitting, tracking and managing translation activities in a web-based environment. Since its early deployment in 2006 and its expansion in 2007, more than 300 Lionbridge clients have adopted Freeway as their preferred management platform. As the backbone for the Company’s managed service model, Freeway provides one centralized Internet platform for managing translation, and allows Lionbridge to offer its clients the benefits of technology, without the cost or complexity.

In 2008, Lionbridge plans to accelerate the deployment of Freeway and Logoport across all programs, customers and translators worldwide and implement new technology enhancements to increase efficiency. In addition, building upon the Company’s existing scalable, Web-architected solutions, Lionbridge plans to expand the development of its machine translation and workflow technologies to simplify and automate processes while increasing productivity. By combining real-time, hosted language management with cost-efficient execution, Lionbridge believes it has a distinct competitive advantage in what it can offer its clients: accelerated time to market, greater efficiency and seamless global delivery.

Accelerating Global Scale

Over the past ten years, Lionbridge has built a global infrastructure that optimizes its core service offerings. During this time, the Company has also expanded the scale and breadth of client solutions. Through the expansion of its operational infrastructure, through the deployment of technology and through its establishment of offshore delivery capabilities, Lionbridge has responded to its customers’ needs for a complete service offering that unifies content and application development, multilingual delivery, vertical market expertise and testing services as one integrated outsourced program offering.

As the Company increases the size and scope of its client relationships and serves clients across a broader set of industry sectors, the Company plans to align its business to link sales opportunities with delivery initiatives. In 2008, the Company expects to strengthen its globalization business by enhancing its operations and market strategy to grow business in specific vertical markets such as life sciences, financial services, and technology. At the same time, the Company’s plans to facilitate the growth of Lionbridge’s emerging service offerings by enhancing its dedicated sales and delivery teams for its development, testing, content creation, interpretations, and global search and sourcing solutions.

By leveraging its global scale to provide the capability, capacity, and subject-matter expertise its clients require, and by further deploying and enhancing its technology, Lionbridge expects to increase its operational efficiency, improve quality and productivity for its clients, which may in turn, accelerate its revenue and growth opportunities.

Financial Highlights

During 2007, the Company’s revenues and results of operations reflect the significant fluctuations in foreign currency exchange rates and the significant decline in the exchange rate of the U.S. dollar against most foreign currencies, the Euro in particular. During this period, the U.S. dollar declined 9.4% percent against the Euro. As a result, during 2007 and as identified below, a portion of the Company’s revenue growth was attributable to the positive impact of the decline in the exchange rate of the U.S. dollar against non-U.S. currencies and correspondingly, nearly all of the Company’s operating growth was offset by the negative impact of the decline in the exchange rate of the U.S. dollar against non-U.S. currencies.

In 2007, Lionbridge revenue was $452.0 million, an increase of $33.1 million or 7.9% from $418.9 million in 2006. Revenue growth during 2007 in each of the GLC, GDT and Interpretation segments was $18.9 million, $13.1million and $1.1 million, respectively. As compared to 2006, approximately half of the Company’s year on year revenue growth, or $16.5 million, was the result of organic growth and approximately half, or $16.6 million, was due to the decline in the exchange rate of the U.S. dollar against most foreign currencies. This increase in revenue was partially offset by a $2.0 million increase in deferred revenue which negatively impacted comparative recognized revenue in the GLC business.

Revenue growth in 2007 resulted in $9.0 million of operating income, cash flow from operations of $20.7 million and strengthened the Company’s working capital position year-over-year.

The growth in operating income and cash flow from operations in 2007 was attained despite the negative impact of the decline in the exchange rate of the U.S. dollar against most foreign currencies. The Company estimates that the decline of the U.S. dollar impacted operating income adversely by $7.0 million, year over year, essentially offsetting the benefits realized in the GLC business from the deployment and use of Lionbridge’s language management technology platform, the implementation of operational and technology efficiencies, cost reduction initiatives and restructuring activities initiated over the past few years.

During the fourth quarter of 2007, Lionbridge began treating its foreign subsidiaries as service providers that earn a profit based on a cost plus model, which it believes more appropriately reflects the contributions of these subsidiaries. This treatment changed our statutory tax filing positions at year-end. Lionbridge expects that treating our foreign subsidiaries as service providers will result in a more normalized tax provision in 2007 and future years. Additionally, pursuant to a $12.0 million stock repurchase program authorized by the Company’s Board of Directors in September 2007, as of December 31, 2007, the Company had acquired 3.2 million shares of its common stock for $10.2 million and as of January 24, 2008, the Company had acquired 3.7 million shares of its common stock for $12.0 million. These stock purchases were at a volume weighted average price of $3.25 per share. In February 2008, the Company’s Board of Directors authorized the repurchase of an additional $12.0 million shares of common stock of the Company. As of March 14, 2008, the Company had acquired 146,468 shares of its common stock for $470,000 million at a volume weighted average price of $3.21 per share.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenue.

	Year Ended December 31,
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	66.8	66.3	65.2
Sales and marketing	7.3	7.3	8.8
General and administrative	19.3	17.7	19.8
Research and development	0.7	0.7	0.7
Depreciation and amortization	1.1	1.3	1.5
Amortization of acquisition-related intangible assets	1.9	2.1	1.2
Merger, restructuring and other charges	0.9	1.0	2.3

Total operating expenses	98.0	96.4	99.5

Income from operations	2.0	3.6	0.5
Interest expense:
Interest on outstanding debt	1.2	1.9	1.1
Accretion of discount on debt and deferred financing charges	0.1	0.2	0.1
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	0.5	—
Interest income	0.2	0.1	0.2
Other expense, net	0.7	0.9	0.2

Income (loss) before income taxes	0.2	0.2	(0.7)
Provision for income taxes	1.1	1.4	1.0

Net loss	(0.9)%	(1.2)%	(1.7)%

Revenue.    The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007		2006		2005
GLC	$354,073,000	78%	$335,205,000	80%	$172,550,000	73%
GDT	73,839,000	16%	60,697,000	14%	56,624,000	24%
Interpretation	24,082,000	6%	22,982,000	6%	7,088,000	3%

Total revenue	$451,994,000	100%	$418,884,000	100%	$236,262,000	100%

In 2007, total revenue was $452.0 million, an increase of $33.1 million, or 7.9% from $418.9 million in 2006. Revenue growth during 2007 in each of the GLC, GDT and Interpretation segments was $18.9 million, $13.1 million and $1.1 million, respectively. As compared to 2006, approximately 49.8% of the Company’s year-on-year revenue growth, or $16.5 million, was the result of organic growth and approximately 50.2% or $16.6 million of the Company’s growth was due to the decline in the exchange rate of the U.S. dollar against most foreign currencies. This increase in revenue was partially offset by a $2.0 million increase in deferred revenue which negatively impacted comparative recognized revenue in the GLC business.

In 2006, total revenue was $418.9 million, an increase of $182.6 million, or 77.3% from $236.3 million in 2005. Revenue for 2006 and 2005 included twelve months and four months of consolidated revenue from the legacy BGS operations, respectively. Due to the completion of the integration of the legacy Lionbridge and BGS

GLC service and sales operations during the year ended December 31, 2006, it was no longer possible to separately attribute revenue increases to legacy Lionbridge and BGS sales and operations. The Company has concluded that the revenue increase during 2006 is attributable to both the additional eight months of BGS revenue and the synergies of the combined, integrated sales and operational model. The increase consists of $162.7 million, $4.1 million and $15.9 million of revenue growth in GLC, GDT and Interpretation, respectively.

Revenue from the Company’s GLC business for the year ended December 31, 2007 increased $18.9 million, or 5.6%, to $354.1 million from $335.2 million for the year ended December 31, 2006. Revenue increased approximately $5.0 million as the result of organic growth and approximately $15.9 million due to the impact of the decline in the U.S. dollar’s exchange rates, in particular the Euro, during the twelve months ended December 31, 2007. This increase was partially offset by the $2.0 million increase in deferred revenue in the GLC business.

Revenue from the Company’s GDT business for the year ended December 31, 2007 was $73.8 million, an increase of $13.1 million, or 21.7%, from $60.7 million for the year ended December 31, 2006. The year-on-year increase in GDT was primarily due to increased revenue from two customer engagements. Revenue in the GDT business is not materially impacted by fluctuations in foreign currency exchange rates. In 2006, revenue from the Company’s GDT business was $60.7 million, an increase of $4.1 million, or 7.2%, from $56.6 million for the year ended December 31, 2005. The year-on-year increase in GDT revenue was primarily due to increased revenue from existing large customer programs, new projects within existing customers, as well as growth in the life sciences sector.

Revenue from the Company’s Interpretation business for the year ended December 31, 2007 increased $1.1 million as compared to the year ended December 31, 2006. The Interpretation business is not materially impacted by fluctuations in foreign currency exchange rates. In 2006, revenue from the Company’s Interpretation business increased $15.9 million, or 224.2%, to $23.0 million from $7.1 million for the year ended December 31, 2005. This increase in revenue is attributable to the inclusion of eight additional months of revenue from Lionbridge’s acquisition of BGS, as compared to 2005.

Lionbridge’s ten largest customers accounted for 52% of revenue in 2007 as compared to 49% of revenue in 2006 and 51% of revenue in 2005.

Cost of Revenue.    Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the prior year and as a percentage of revenue for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	% Change 2006 to 2007	2006	% Change 2005 to 2006	2005
GLC:
Cost of revenue	$236,671,000	6.9%	$221,467,000	94.8%	$113,701,000
Percentage of revenue	66.8%		66.1%		65.9%
GDT:
Cost of revenue	46,840,000	22.6%	38,212,000	10.0%	34,727,000
Percentage of revenue	63.4%		63.0%		61.3%
Interpretation:
Cost of revenue	18,548,000	2.3%	18,135,000	229.7%	5,501,000
Percentage of revenue	77.0%		78.9%		77.6%

Total cost of revenue	$302,059,000		$277,814,000		$153,929,000

Percentage of revenue	66.8%		66.3%		65.2%

During 2007, as a percentage of revenue, cost of revenue increased to 66.8% as compared to 66.3% for the same period of the prior year, primarily due to the negative impact of the decline in the exchange rate of the U.S. dollar against most foreign currencies, and changes in the revenue and service mix as discussed below. The Company estimates that the decline of the U.S. dollar impacted cost of revenue by over 150 basis points, year-over-year, essentially offsetting the benefits realized from the deployment and use of Lionbridge’s language management technology platform, and lower internal operating costs resulting from certain restructuring and cost reduction actions initiated over the past few years.

Each segment provides distinctive services, with different gross margins. For the year ended December 31, 2007 GLC, GDT and Interpretation accounted for approximately 78.0%, 16.5% and 5.5% of the total revenue, as compared to the year ended December 31, 2006 when GLC, GDT and Interpretation accounted for approximately 80.0%, 14.5% and 5.5% of the total revenue.

For the year ended December 31, 2007, cost of revenue increased $24.2 million, or 8.7%, to $302.1 million as compared to $277.8 million for the prior year. The increase was primarily in support of $33.1 million of incremental revenue as compared to the prior year, and includes approximately $18.0 million due to the depreciation of the U.S. dollar against foreign currencies as noted above, with the balance due to changes in the revenue and service mix year over year. The cost of revenue increase during 2006 compared to 2005 is substantially attributable to the additional eight months of cost of revenue related to the legacy BGS operations; however, this increase was partially offset by the cost savings from the combined, integrated sales and operational model.

Cost of revenue as a percentage of revenue in the Company’s GLC business increased to 66.8% for the year ended December 31, 2007, as compared to 66.1% for the same period of the prior year. This increase reflects higher costs for translation services, mainly due to variation in work mix and the negative impact of the decline in the exchange rate of the U.S. dollar against most foreign currencies. As noted above, the negative impact of the decline in the exchange rate of the U.S. dollar against most foreign currencies significantly impacted the cost of revenue ratios in the GLC business. The Company estimates that the decline of the U.S. dollar impacted cost of revenue by over 140 basis points, year over year, essentially offsetting the benefits realized from the deployment and use of Lionbridge’s language management technology platform, and lower internal operating costs resulting from certain restructuring and cost reduction actions initiated over the past few years. For the year ended December 31, 2007 cost of revenue increased $15.2 million to $236.7 million compared to $221.5 million for the prior year. The increase was primarily in support of $18.9 million incremental revenue as compared to the prior year, and includes approximately $15.5 million due to the depreciation of the U.S. dollar against foreign currencies as noted above, with the balance due to changes in the revenue and service mix year-over-year.

In 2006, cost of revenue as a percentage of revenue in the Company’s GLC business increased to 66.1% as compared to 65.9% for the same period of the prior year. This increase reflects higher costs for translation services, mainly due to variation in work mix and the impact of the implementation of a new contract management system during the second half of 2006. These increases were partially offset by benefits realized from the deployment and use of Lionbridge’s language management technology platform, and lower internal operating costs resulting from certain restructuring and cost reduction actions initiated in 2005. Due to the completion of the integration of the legacy Lionbridge and BGS GLC service and sales operations during 2006, it was no longer possible to separately attribute increases in the cost of revenue to legacy Lionbridge and BGS operations. The Company concluded that the cost of revenue increase during 2006 is substantially attributable to the additional eight months of cost of revenue related to the legacy BGS operations and that this increased expense was partially offset by the cost savings from the combined, integrated sales and operational model.

GDT cost of revenue as a percentage of revenue increased to 63.4% for the year ended December 31, 2007 as compared to 63.0% for the year ended December 31, 2006. This increase was primarily due to the changes in the revenue and service mix and the U.S. dollar’s decline against the Indian Rupee and the Euro in the year ended

December 31, 2007, as compared to the prior year. The Company estimates that the decline of the U.S. dollar impacted GDT cost of revenue by over 250 basis points, year-over-year. Cost of revenue in the Company’s GDT business was $46.8 million for the year ended December 31, 2007, an increase of $8.6 million, or 22.6%, as compared to $38.2 million for the prior year. This increase was primarily associated with the $13.1 million increase in revenue year-over-year, and to a lesser degree work mix variation in services as compared to the prior year. The increase includes approximately $2.3 million due to the depreciation of the U.S. dollar against foreign currencies as noted above

In 2006, GDT cost of revenue increased to 63.0% as compared to 61.3% for 2005. The Company accelerated the transition of several customer projects from execution in the United States and Western Europe to execution in India and China throughout 2006. In connection with these transitions, the Company closed its Galway, Ireland delivery center. To carry-out this transition, the Company invested in facility upgrades and capacity expansions primarily in India and China, and incurred start-up and transition costs to transfer project deliveries from Western Europe to India and China. In addition, work mix variations in testing services as compared to the prior year resulted in higher cost of revenue during 2006. GDT cost of revenue was $38.2 million for 2006, an increase of $3.5 million, or 10.0%, from $34.7 million in 2005, primarily reflecting increased revenue levels and the impact of the start-up and transition costs as noted above.

Cost of revenue as a percentage of revenue in the Company’s Interpretation business decreased to 77.0% for the year ended December 31, 2007 as compared to 78.9% for the year ended December 31, 2006. This decrease reflects the favorable impact of pricing and work mix variations in services as compared to the prior year. The Company’s Interpretation business is not materially impacted by foreign currency exchange rate fluctuations. Cost of revenue was $18.5 million for the year ended December 31, 2007, an increase of $413,000, or 2.3%, as compared to $18.1 million for the same period of 2006, primarily due to pricing and work mix variations in services as compared to the prior year.

In 2006, cost of revenue as a percentage of revenue in the Company’s Interpretation business increased to 78.9% in 2006, as compared to 77.6% for the year ended December 31, 2005. This increase reflects the impact of changes in the work mix, including the addition of “rare languages” interpretation services and certain one-time start-up expenses related to a new contract, as compared to the prior year. Cost of revenue was $18.1 million for the year ended December 31, 2006, an increase of $12.6 million, or 229.7%, as compared to $5.5 million for the same period of 2005. The increase primarily reflects the cost required to support twelve months of revenue from the legacy BGS operations in 2006, as compared to four months of revenue from the legacy BGS operations in 2005.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation/CRM system expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
Total sales and marketing expenses	$32,841,000	$30,483,000	$20,725,000
Increase from prior year	2,358,000	9,758,000
Percentage of revenue	7.3%	7.3%	8.8%

For the year ended December 31, 2007, sales and marketing expenses increased $2.4 million, as compared with the prior year. This increase is primarily attributable to increased compensation and travel expense, to support the $33.1 million increase in revenue, year-over-year, as well as projected revenue growth in the future. Additionally the increase reflects increased spending on marketing initiatives as compared to the prior year.

Approximately $900,000 of the $2.4 million increase is due to the depreciation of the U.S. dollar against foreign currencies. As a percentage of revenue, sales and marketing expense was flat at 7.3%, as compared to 2006, despite the negative impact of the decline in the exchange rate of the U.S. dollar against most foreign currencies.

In 2006, sales and marketing expenses increased 47.1% to $30.5 million from $20.7 million in 2005. This increase was primarily due to higher employee-related expenses and travel costs in the sales organization to support part of the $182.6 million increase in revenue, year-over-year. Additionally, sales and marketing expense includes approximately $727,000 of additional stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006 for the year ended December 31, 2006 as compared to the prior year. As a percentage of revenue, sales and marketing expenses decreased to 7.3% in 2006 from 8.8% in 2005. This improvement is primarily as a result of the increased revenue levels year-on-year, partially offset by higher employee-related expenses and travel costs in the sales organization.

General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
Total general and administrative expenses	$87,041,000	$74,286,000	$46,922,000
Increase from prior year	12,755,000	27,364,000
Percentage of revenue	19.3%	17.7%	19.8%

For the year ended December 31, 2007, general and administrative expenses increased $12.8 million, or 17.2%, to $87.0 million as compared to $74.3 million for the year ended December 31, 2006. Approximately $3.9 million of the increase is attributable to the decline in the U.S. dollar’s exchange rates against certain foreign currencies, in particular the Euro and Indian Rupee. The remainder is in support of the overall growth of the Company, and is primarily due to $5.3 million increased compensation expense, including $1.0 million increased stock-based compensation, $1.6 million in tax and systems consulting, and $1.4 million in rent expense, year-over-year. As a percentage of revenue, general and administrative expenses increased to 19.3% for the year ended December 31, 2007 as compared to 17.7%, for the same period of the prior year. The Company estimates that the decline in the U.S. dollar impacted this percentage of revenue by almost 20 basis points, and the remainder is due primarily to the items noted above, as well as the impact of supporting the increase in revenue from period to period.

In 2006, general and administrative expenses increased $27.4 million to $74.3 million from $46.9 million in 2005. This increase is primarily due to the expenses attributable to Lionbridge’s integration of BGS, with the remainder of the increase resulting from higher employee costs, professional fees and certain other costs incurred in connection with the consolidation of BGS, as compared to the corresponding period of the prior year. Additionally, general and administrative expense includes approximately $2.6 million of additional stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006 for the year ended December 31, 2006 as compared to the prior year. General and administrative expenses, as a percentage of revenue, decreased to 17.7% in 2006 as compared to 19.8% in 2005. The percentage of revenue improved year over year, as the increased expenses noted above were more than offset by the growth in revenue and the benefit of restructuring activities primarily related to the integration of the BGS acquisition.

Research and Development.    Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
Total research and development expenses	$3,375,000	$2,811,000	$1,646,000
Increase from prior year	564,000	1,165,000
Percentage of revenue	0.7%	0.7%	0.7%

For the year ended December 31, 2007, research and development expense increased $564,000 to $3.4 million as compared to $2.8 million for the prior year. Approximately $200,000 of the increase for the year ended December 31, 2007, is due to the depreciation of the U.S. dollar against foreign currencies. In 2006, research and development expense increased 70.8% to $2.8 million from $1.6 million in 2005. These increases were primarily attributable to research and development costs incurred in development of a web-based hosted language management technology platform and, to a lesser degree, attributable to additional research and development activities acquired from BGS. The Company expects research and development expense to increase during 2008 as the Company invests in the further development of its web-based hosted language management technology platform.

Depreciation and Amortization.    Depreciation and amortization expense related to property and equipment that is being recognized over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
Total depreciation and amortization expense	$5,186,000	$5,536,000	$3,525,000
Increase (decrease) from prior year	(350,000)	2,011,000
Percentage of revenue	1.1%	1.3%	1.5%

For the year ended December 31, 2007, depreciation and amortization expense decreased by $350,000 to $5.2 million, as compared to $5.5 million for the year ended December 31, 2006. The decrease is primarily due to the culmination of depreciable lives of certain assets acquired in prior years. These decreases were partially offset by increases attributable to a decline in foreign currency exchange rates of approximately $300,000 for the year ended December 31, 2007 as compared to the prior year. In 2006, depreciation and amortization expense increased $2.0 million, or 57.0%, to $5.5 million, as compared to $3.5 million in 2005. The increase was primarily the result of the incremental depreciation and amortization expense attributable to Lionbridge’s consolidation of BGS, and reflects the impact of the additional eight months of combined operations in 2006, as compared to four months during 2005, partially offset by lower depreciation expense due to the culmination of depreciable lives of certain assets acquired in prior years.

Amortization of Acquisition-related Intangible Assets.    Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets from acquired businesses. Amortization expense for 2007, 2006 and 2005 of $8.5 million, $8.7 million and $2.8 million, respectively, relates primarily to the amortization of identifiable intangible assets acquired from BGS.

Interest Expense.    Interest expense represents interest paid or payable on debt, the amortization of deferred financing costs, the accretion of discount on debt, and accelerated deferred financing charges upon early repayment of debt. The following table shows interest expense, dollar changes from the prior year and as a percentage of revenue for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
Total interest expense	$5,593,000	$10,699,000	$2,866,000
Increase (decrease) from prior year	(5,106,000)	7,833,000
Percentage of revenue	1.3%	2.6%	1.2%

For the year ended December 31, 2007, interest expense of $5.6 million decreased $5.1 million from $10.7 million, as compared to the year ended December 31, 2006. The decrease reflects the one-time charge of $2.1 million in 2006 from the accelerated recognition of deferred financing costs on early debt repayment coupled with $12.0 million lower average borrowings and lower interest rates in 2007 as compared to 2006. In addition, interest expense for 2007 includes the effect of the interest rate swap. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. The $20.0 million notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt.

In 2006, interest expense of $10.7 million primarily represents interest paid or payable on debt and the amortization of deferred financing costs on the original $100.0 million term facility entered into by the Company in the third quarter of 2005 to fund a portion of the purchase price for its acquisition of BGS. On December 21, 2006, the Company entered into a Credit Agreement which replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. An incremental $2.1 million of interest expense was recognized as accelerated deferred financing costs in December 2006 upon early repayment of this debt. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At December 31, 2007, $71.7 million was outstanding with an interest rate of 6.3%.

Other Expense, Net.    The Company recognized $3.3 million in other expense, net, for the year ended December 31, 2007 as compared to $3.8 million in other expense, net, for the year ended December 31, 2006. This decrease includes $5.9 million of foreign currency transaction losses, due to the decline in the U.S. dollar’s exchange rates against other currencies, in particular the Euro, as compared to the net position and variance during the corresponding periods of prior year, reduced by net realized and unrealized foreign currency gains of $2.0 million recorded in 2007 on forward contracts. Additionally, the decrease includes a benefit of pre-BGS acquisition accounts receivable bad debt recoveries of approximately $395,000 and other miscellaneous income recorded during 2007.

In 2006, the Company recognized $3.8 million in other expense, net, as compared to $587,000 in the prior year. This increase was primarily attributable to the larger net position of U.S. dollar and Euro denominated assets and liabilities, due to the BGS acquisition, combined with the variances among the Euro and other currencies against the U.S. dollar in 2006, as compared to the net position and variance during the prior year, partially offset by net realized and unrealized foreign currency gains of $247,000 recorded in 2006 on forward contracts. Additionally, the increase includes a reserve of approximately $800,000 recorded in connection with employment litigation matters.

Provision for Income Taxes.    The following table shows the provision for income taxes and the effective income tax rate for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
Provision for income taxes	$4,991,000	$5,877,000	$2,255,000
Effective income tax rate	640.7%	602.8%	(136.0)%

The income tax provision decreased $886,000 to $5.0 million in 2007 from $5.9 million in 2006. The 2007 provision for income taxes is primarily attributable to $4.1 million of current income tax expense resulting from profits in various foreign jurisdictions; a $959,000 increase in the FIN 48 tax reserve; and a $476,000 increase in the deferred tax liability associated with tax deductible goodwill acquired in the BGS acquisition during 2005.

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

The tax provision increased $3.6 million, from 2005 to 2006. Approximately $6.0 million of tax expense resulted from profits in various foreign jurisdictions; a $1.5 million decrease in the deferred tax benefit associated with the amortization of the foreign deferred tax assets and liabilities; a $722,000 increase in the worldwide FIN 48 tax reserves; and a $527,000 increase in the deferred tax liability associated with tax deductible goodwill acquired in the BGS acquisition during 2005.

Quarterly Results of Operations

The following tables set forth unaudited consolidated quarterly financial data for the periods indicated. Lionbridge derived this data from its unaudited consolidated financial statements, and, in the opinion of management, they have been prepared on the same basis as Lionbridge’s audited consolidated financial statements for the years ended December 31, 2007 and 2006, and include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) (Amounts in thousands) Quarter Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
Revenue	$117,243	$111,544	$114,591	$108,616	$101,272	$107,964	$110,525	$99,123
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	80,215	74,820	74,806	72,218	68,595	72,445	71,946	64,828
Sales and marketing	8,590	7,729	8,571	7,951	8,020	7,274	7,163	8,026
General and administrative	24,333	20,807	21,319	20,582	18,622	18,882	18,296	18,486
Research and development	1,022	851	785	717	638	689	741	743
Depreciation and amortization	1,268	1,300	1,324	1,294	1,308	1,323	1,413	1,492
Amortization of acquisition-related intangible assets	2,113	2,113	2,113	2,114	2,167	2,177	2,176	2,176
Merger, restructuring and other charges	2,410	359	972	278	766	2,055	644	767

Total operating expenses	119,951	107,979	109,890	105,154	100,116	104,845	102,379	96,518

Income (loss) from operations	(2,708)	3,565	4,701	3,462	1,156	3,119	8,146	2,605
Interest expense:
Interest on outstanding debt	1,273	1,324	1,388	1,418	1,822	1,984	2,041	1,865
Accretion of discount on debt	47	48	49	46	141	257	238	222
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	—	—	—	2,129	—	—	—
Interest income	210	164	119	206	95	146	51	135
Other expense, net	923	1,335	598	491	1,543	1,091	785	360

Income (loss) before income taxes	(4,741)	1,022	2,785	1,713	(4,384)	(67)	5,133	293
Provision for (benefit from) income taxes	(776)	1,688	2,598	1,481	1,580	866	2,131	1,300

Net income (loss)	$(3,965)	$(666)	$187	$232	$(5,964)	$(933)	$3,002	$(1,007)

Net income (loss) per share of common stock:
Basic	$(0.07)	$(0.01)	$0.00	$0.00	$(0.10)	$(0.02)	$0.05	$(0.02)
Diluted	$(0.07)	$(0.01)	$0.00	$0.00	$(0.10)	$(0.02)	$0.05	$(0.02)
Weighted average number of shares outstanding:
Basic	58,690	59,614	59,540	59,320	59,178	59,062	58,967	58,750
Diluted	58,690	59,614	60,929	60,791	59,178	59,062	60,772	58,750

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

Liquidity and Capital Resources

The following table shows cash and cash equivalents, working capital, net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
Cash and cash equivalents	$32,248,000	$27,354,000	$25,147,000
Working capital	64,460,000	60,893,000	57,182,000
Net cash provided by operating activities	20,695,000	16,639,000	8,826,000
Net cash used in investing activities	(3,412,000)	(1,000,000)	(120,537,000)
Net cash provided by (used in) financing activities	(16,016,000)	(14,134,000)	99,735,000

In 2007, Lionbridge’s working capital increased $4.4 million to $65.3 million at December 31, 2007, as compared to $60.9 million at December 31, 2006. The increase was primarily due to higher cash, accounts receivable and other current assets balances, partially offset by higher accounts payable, accrued expenses, deferred revenue and lower work in process. The increase was primarily due to the net impact of the growth of the business year-on-year.

As of December 31, 2007, cash and cash equivalents totaled $32.2 million, an increase of $4.9 million from $27.4 million at December 31, 2006. This increase was primarily due to cash generated by the business of $20.7 million, $1.8 million of cash received from forward contract hedges, partially offset by $5.2 million used to purchase property and equipment and $6.1 million used to pay down long-term debt, and $10.2 million used to repurchase shares.

Accounts receivable and work in process at December 31, 2007 totaled $106.9 million, an increase of $4.6 million from $102.3 million at December 31, 2006. As of December 31, 2007, other current assets increased $5.2 million to $12.3 million from $7.2 million at December 31, 2006. Current liabilities totaled $87.1 million, an increase of $11.2 million from $75.9 million at December 31, 2006. These changes were driven by the growth in the business, year-over-year.

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

Accounts receivable and work in process at December 31, 2006 totaled $102.3 million, an increase of $8.5 million from $93.8 million at December 31, 2005. As of December 31, 2006, other current assets decreased slightly to $7.2 million from $7.4 million at December 31, 2005. Current liabilities totaled $75.9 million, an increase of $6.7 million from $69.2 million at December 31, 2005. These changes were driven by the growth in the business, year-over-year.

Net cash provided by operating activities was $20.7 million in 2007, as compared to $16.6 million in 2006. The primary source of cash in 2007 was a $7.5 million decrease in work in process, a $5.5 million increase in accounts payable and accrued expenses and a $6.9 million increase in deferred revenue, partially offset by other changes including a net loss of $4.2 million (net of $20.7 million in depreciation, amortization and other non-cash expenses and gains), a $9.8 million increase certain other operating assets, and a $5.8 million increase in accounts receivable.

In 2006, net cash provided by operating activities was $16.6 million in 2006, as compared to $8.8 million in 2005. The primary source of cash in 2006 was a $2.1 million increase in accounts payable and accrued expenses, a $622,000 decrease in certain other operating assets, partially offset by other changes including a net loss of $4.9 million (net of $22.2 million in depreciation, amortization and other non-cash expenses and gains), a $2.9 million increase in accounts receivable and work-in-process, and a $433,000 decrease in deferred revenue.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities increased $2.4 million to $3.4 million in 2007 as compared to $1.0 million in 2006. The primary use of cash in investing activity in 2007 was $5.2 million for the purchase of property and equipment. Net cash provided by investing activities in 2007 included $1.8 million net proceeds from forward contract hedges.

In 2006, net cash used in investing activities decreased $119.5 million to $1.0 million in 2006 as compared to $120.5 million in 2005. The primary use of cash in investing activity in 2006 was $4.2 million for the purchase of property and equipment. Net cash provided by investing activities in 2006 included a purchase price reimbursement from Bowne of $2.5 million.

Net cash used in financing activities in 2007 was $16.0 million as compared to $14.1 million of net cash provided by financing activities in 2006. Net cash used by financing activities in 2007 primarily included $10.2 used to repurchase the Company’s shares on the open market pursuant to the Company’s stock repurchase program and $6.1 million used to pay down its outstanding debt. In addition, the Company raised $359,000 in proceeds from the issuance of common stock under stock option plans.

Net cash used in financing activities in 2006 was $14.1 million as compared to $99.7 million of net cash provided by financing activities in 2005. Net cash used by financing activities, were primarily to pay down $15.3 million of its outstanding debt, net during the year. In addition, the Company raised $1.3 million in proceeds from the issuance of common stock under option and employee stock purchase plans, partially offset by the payment of $59,000 in capital lease obligations.

On December 21, 2006, the Company entered into a Credit Agreement, together with VeriTest, Inc. (“VeriTest”), Lionbridge US, Inc. (“Lionbridge US”), Lionbridge Global Solutions Federal, Inc. (“Federal”) and Lionbridge Global Solutions II, Inc. (“LGS II”) (VeriTest, Lionbridge US, Federal and LGS II, are collectively the “US Guarantors”), the several banks and financial institutions as may become parties to the Credit Agreement (collectively, the “Lenders”) and HSBC Bank USA, National Association, as administrative agent for the Lenders (“HSBC”). The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At December 31, 2007, $71.7 million was outstanding with an interest rate of 6.3% as compared to $77.7 million outstanding at December 31, 2006 with an interest rate of 7.1%.

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

Contractual Obligations

The following table summarizes Lionbridge’s contractual cash obligations at December 31, 2007 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Capital leases	$251	$44	$207	$—	$—
Debt	71,700	—	—	71,700	—
Interest on debt (1)	18,366	4,634	9,183	4,549	—
Operating leases	60,902	13,395	16,052	8,902	22,553

	$151,219	$18,073	$25,442	$85,151	$22,553

(1)	Interest payment amounts are projected using market rates as of December 31, 2007. Future interest payments may differ from these projections based on changes in market interest rates. Interest on debt includes projected interest expense on the three-year amortizing interest rate swap the Company has in place as of December 31, 2007.

Lionbridge adopted FIN 48 as of January 1, 2007. As of December 31, 2007, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $6.0 million. The Company is unable to make a reasonably reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

As of December 31, 2007, Lionbridge did not have any material purchase obligations, or other material long-term commitments reflected on its consolidated balance sheet.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in January 2008, the FASB issued FASB Staff Position FAS 157-b, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-b”). This FSP permits entities to elect to defer the effective date of SFAS No. 157 for all non-financial liabilities, except those that are recognized or disclosed as fair value in the financial statements on a recurring basis. The Company has elected to defer the adoption of SFAS No. 157 for those assets and liabilities included in FSP FAS 157-b. The adoption of SFAS No. 157 will not have a material impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (“SFAS No. 159”). SFAS No. 159

permits entities to choose, upon recognition or at specified other election dates, to measure eligible financial assets and liabilities at fair value (the “fair value option”). This election is made on an instrument-by-instrument basis and unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings for each subsequent reporting period. This accounting standard is effective for the Company’s 2008 fiscal year. The Company does not expect the effect of adopting SFAS No. 159 to be material to the Company’s consolidated financial position, annual results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS No. 141R”), which is effective for the Company in fiscal year 2009. SFAS 141R retains the fundamental requirements in SFAS No. 141, “Business Combinations” (“SFAS No. 141”) which requires that the acquisition method of accounting (formerly known as the purchase method) is used for all business combinations and changes the accounting treatment for certain acquisition related costs, restructuring activities, and acquired contingencies, among other changes. SFAS No. 141R retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. This standard is required to be adopted for acquisitions consummated after December 31, 2008, with certain provisions applied to earlier acquisitions in periods after that date. The Company continues to evaluate the impact of SFAS No. 141R, and expects that its adoption will reduce the Company’s operating earnings due to required recognition of acquisition and restructuring costs through operating earnings on future acquisitions. The magnitude of this impact will be dependent on the number, size, and nature of acquisitions in periods subsequent to adoption.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”), which amends the accounting for and disclosure of the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies the definition and classification of a non-controlling interest, revises the presentation of non-controlling interests in the consolidated income statement, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation, and requires that a parent recognize a gain or loss in net earnings (loss) when a subsidiary is deconsolidated. This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS No. 160 will be effective for the Company beginning in fiscal 2009. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Lionbridge conducts its business globally and its earnings and cash flows are exposed to market risk from changes in interest rates and currency exchange rates. The Company manages its risk to foreign currency transaction exposure and interest rates through risk management programs that includes the use of derivative financial instruments. Lionbridge operates these programs pursuant to documented corporate risk management policies. Lionbridge does not enter into any derivative transactions for speculative purposes. Gains and losses on derivative financial instruments substantially offset gains and losses on underlying hedged exposures.

Interest Rate Risk.    Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of December 31, 2007, $71.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $455,000 impact on the Company’s interest expense based on the $71.7 million outstanding at December 31, 2007 with an interest rate of 6.3%. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. The $20.0 million notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. The fair value of the interest rate derivative was a liability of $533,000 at

December 31, 2007. A 10% increase in interest rates would increase the derivative’s fair value by approximately $108,000. A 10% decrease in interest rates would decrease the derivative’s fair value by approximately $109,000. The interest rate swap is designated as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and there is no hedge ineffectiveness at December 31, 2007. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits with investment grade banks and maturities less than 30 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk.    Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 71% and 67% of its costs and expenses in 2007 and 2006, respectively, were denominated in foreign currencies. In addition, 15% and 23% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of December 31, 2007 and 2006, respectively, while 8% and 6% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of December 31, 2007 and 2006, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $100.0 million and $111.0 million as of December 31, 2007 and 2006, respectively. The principal foreign currency applicable to our business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments not designated as hedges in accordance with SFAS No. 133. The Company had forward contracts outstanding in the notional amount of $54.4 million at December 31, 2007 and recorded $298,000 in other assets to recognize the fair value of these forward contracts. A 10% appreciation in the U.S. dollar’s value relative to the hedge currencies would decrease the forward contracts’ fair value by approximately $4.0 million at December 31, 2007. A 10% depreciation in the U.S. dollar’s value relative to the hedge currencies would increase the forward contract’s fair value by approximately $4.3 million. Any increase or decrease in the fair value of the Company’s currency exchange rate sensitive forward contracts would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset or liability.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.    Lionbridge maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Form 10-K, as of December 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007. These conclusions were communicated to the Audit Committee.

Management’s Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting was effective at December 31, 2007 based on the criteria set forth in Internal Control-Integrated Framework.

The Company’s registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report is included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting.    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information relating to directors and executive officers of Lionbridge is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2008, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2007.

Lionbridge has adopted a code of conduct that applies to all employees, including its principal executive officer, principal financial officer, and principal accounting officer. A copy of the code of ethics is available on Lionbridge’s Web site.

Item 11.	Executive Compensation

Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2008, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information relating to security ownership of certain beneficial owners and management and information on securities for issuance under equity compensation plans is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2008, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information relating to certain relationships and related transactions, and director independence is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2008, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal auditor fees and services is set forth under “Principal Auditor Fees and Services” in Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2008, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2007.

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

(3)	Exhibits

Exhibit No.	Exhibit

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Form of Amended and Restated By-laws of Lionbridge (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	1998 Stock Plan, as amended and restated (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2004, and incorporated herein by reference).

10.2**	Form of Restricted Stock Agreement under the 1998 Stock Plan (filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2003, and incorporated herein by reference).

10.3**	Lionbridge 2005 Incentive Stock Plan, as amended and restated (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.4**	Form of Restricted Stock Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.5**	Form of Incentive Stock Option Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.6**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.7**	Form of Non-Qualified Stock Option Agreement For Officers and Employees under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.8**	Lionbridge Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.9**	Lionbridge Deferred Compensation Plan for Independent Directors (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.10**	Form of Restricted Stock Unit Agreement for Independent Directors (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.11**	Form of Non-Qualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit

10.12**	Harvard Translations, Inc. 1997 Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-38996) filed on June 9, 2000, and incorporated herein by reference).

10.13**	IC Global Services, Inc. 1998 Stock Plan (Amended and Restated April 6, 1999) (filed as Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-38996) filed on June 9, 2000, and incorporated herein by reference).

10.14**	International Language Engineering Corporation Amended and Restated 1997 Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 (File No. 333-38996) filed on June 9, 2000, and incorporated herein by reference).

10.15**	Data Dimensions, Inc. 1997 Stock Option Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 (File No. 333-66720) filed on August 3, 2001, and incorporated herein by reference).

10.16	Lease dated as of October 1, 2005 between and Randal J. Stewart and Anne J. Stewart dba Palm Court Properties and VeriTest Inc. (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2005, and incorporated herein by reference).

10.17	Lease dated as of July 28, 2005 between and OP&F Stevenson Corporation and Lionbridge US, Inc. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2005, and incorporated herein by reference).

10.18	Lease agreement dated as of March 14, 2005 between Lionbridge Technologies Private Limited and Mr. S.K. Dharmalingam (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2005, and incorporated herein by reference).

10.19	Sublease dated as of January 5, 2006 between SlaterLabs S.A. and Lionbridge España, S.L. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2006 and incorporated herein by reference).

10.20	Sublease dated as of June 30, 2006 between and 24/7Real Media Inc. and Lionbridge Global Solutions II, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2006, and incorporated herein by reference).

10.21	Lease dated as of June 1, 2006 between Shanghai WASETA International Trading Co., Ltd. and Lionbridge Beijing Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2006, and incorporated herein by reference).

10.22	Lease dated as of July 7, 2006 between Britphil & Co. (US) Ltd. and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.23	Lease dated as of July 10, 2006 between Abaco Urbanizacao E Empreendimentos Limitada and Lionbridge Participações, Ltda. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.24	Lease dated as of July 11, 2006, between Taifun Real sp. zo.o and Lionbridge Poland sp. zo.o. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.25	Third Amendment to Lease dated October 31, 2006, between 492 OCP LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.26 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2006, and incorporated herein by reference).

Exhibit No.	Exhibit

10.26	Amendment No. 2 to Lease dated November 30, 2006, between Imation Corporation and VeriTest, Inc. (filed as Exhibit 10.27 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2006, and incorporated herein by reference).

10.27	Lease dated December 15, 2006, Clichy Victor Hugo and Lionbridge France SAS (filed as Exhibit 10.29 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2006, and incorporated herein by reference).

10.28	Lease dated as of March 14, 2007, between TCAM Core Property Fund Operating LP and Lionbridge US, Inc. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2007, and incorporated herein by reference).

10.29	Lease amendment dated as of May 1, 2007, between Société Civile Immobilière Core Sophia and Lionbridge Technologies SARL (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.30	Lease amendment dated as of June 4, 2007, between IEF Vastgoad Pluto B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.31	Lease dated as of August 8, 2007, between Beijing Oriental Plaza Co., Ltd. And Beijing Lionbridge Global Solutions Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended September 30, 2007, and incorporated herein by reference).

10.32*	Agreement dated October 12, 2007, between Orrick Investments Pte Ltd. and Lionbridge Singapore Pte Ltd.

10.33**	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.34**	Non-competition Agreement between the Lionbridge Technologies, Inc. and Satish Maripuri dated March 1, 2004, (filed as Exhibit 10.66 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2004, and incorporated herein by reference).

10.35**	Non-competition Agreement between the Lionbridge Technologies, Inc. and Henri Broekmate dated March 24, 2004, (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2004, and incorporated herein by reference).

10.36**	Form of Restricted Stock Unit Agreement under the Lionbridge 1998 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2004, and incorporated herein by reference).

10.37**	Form of Restricted Stock Unit Award Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2006, and incorporated herein by reference).

10.38**	Employment Agreement dated as of September 19, 2006, between Rory Cowan and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.39**	Rory Cowan Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

Exhibit No.	Exhibit

10.40**	Rory Cowan Performance-Based Stock Option Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.41**	Transition Agreement, dated as of August 1, 2007, between Stephen J. Lifshatz and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on August 2, 2007, and incorporated herein by reference).

10.42**	Employment and Business Protection Agreement, effective as of September 17, 2007, between Donald M. Muir and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on September 11, 2007, and incorporated herein by reference).

10.43**	Lionbridge Amended and Restated Change of Control Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on November 7, 2006, and incorporated herein by reference).

10.44**	Form of Change of Control Agreement for Tier I Executives (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 7, 2006, and incorporated herein by reference).

10.45	Credit Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.46	Pledge Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.47	Security Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.48	Form of Revolving Note under the Credit Agreement dated as of December 21, 2006, (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.49	Form of Swingline Note under the Credit Agreement dated as of December 21, 2006, (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.50	Amendment and Joinder Agreement dated as of January 22, 2007, among Lionbridge Technologies, Inc., HSBC Bank USA, NA and the parties named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.51	Charge on Shares of Lionbridge International (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.52	Charge on Shares of Lionbridge International Finance Limited (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit

10.53	Notes issued by Lionbridge International Finance Limited to the Lenders under the Credit Agreement (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

14*	Lionbridge Technologies, Inc. Code of Conduct

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lionbridge Technologies, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) 1 present fairly, in all material respects, the financial position of Lionbridge Technologies, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 8 and 9 to the consolidated financial statements, respectively, the Company changed the manner in which it accounts for, and discloses, share-based compensation in 2006 and uncertain tax positions in 2007.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2008

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$32,248	$27,354
Accounts receivable, net of allowances of $689 and $728 at December 31, 2007 and 2006, respectively	83,611	72,940
Work in process	23,335	29,311
Other current assets	12,329	7,153

Total current assets	151,523	136,758
Property and equipment, net	13,449	13,032
Goodwill	131,213	131,044
Other intangible assets, net	28,441	36,894
Other assets	8,437	3,772

Total assets	$333,063	$321,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$304	$355
Accounts payable	20,217	18,730
Accrued compensation and benefits	21,164	18,282
Accrued outsourcing	12,150	10,645
Accrued merger and restructuring	1,878	1,507
Other accrued expenses	12,250	13,462
Income taxes payable	3,042	4,199
Deferred revenue	16,014	8,583
Other current liabilities	44	102

Total current liabilities	87,063	75,865

Long-term debt, less current portion	71,751	77,855
Deferred income taxes, long-term	7,504	7,685
Other long-term liabilities	10,591	3,407
Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 57,592,936 and 60,089,130 shares issued and outstanding at December 31, 2007 and 2006, respectively	576	601
Additional paid-in capital	253,924	257,077
Accumulated deficit	(112,101)	(107,704)
Accumulated other comprehensive income	13,755	6,714

Total stockholders’ equity	156,154	156,688

Total liabilities and stockholders’ equity	$333,063	$321,500

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2007	2006	2005
Revenue	$451,994	$418,884	$236,262
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	302,059	277,814	153,929
Sales and marketing	32,841	30,483	20,725
General and administrative	87,041	74,286	46,922
Research and development	3,375	2,811	1,646
Depreciation and amortization	5,186	5,536	3,525
Amortization of acquisition-related intangible assets	8,453	8,696	2,791
Merger, restructuring and other charges	4,019	4,232	5,448

Total operating expenses	442,974	403,858	234,986

Income from operations	9,020	15,026	1,276
Interest expense:
Interest on outstanding debt	5,403	7,712	2,556
Accretion of discount on debt and deferred financing costs	190	858	310
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	2,129	—
Interest income	699	427	519
Other expense, net	3,347	3,779	587

Income (loss) before income taxes	779	975	(1,658)
Provision for income taxes	4,991	5,877	2,255

Net loss	$(4,212)	$(4,902)	$(3,913)

Net loss per share of common stock:
Basic and diluted	$(0.07)	$(0.08)	$(0.08)
Weighted average number of shares outstanding:
Basic and diluted	59,297	58,997	50,515

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Par Value
Balance at January1, 2005	46,924,701	$470	$184,464	$(98,889)	$(2,089)	$3,510	$87,466
Issuance of restricted stock	725,236	7	4,314		(4,321)		—
Reversal of deferred compensation due to restricted stock forfeitures	(110,756)	(1)	(770)		672		(99)
Amortization of deferred compensation					1,581		1,581
Stock options exercised	909,321	10	1,797				1,807
Issuance of common stock under employee stock purchase plans	63,483		268				268
Issuance of common stock in connection with business combination	9,400,000	94	56,400				56,494
Issuance of common stock related to share offering	1,355,000	13	7,932				7,945
Comprehensive income:
Net loss				(3,913)			(3,913)	$(3,913)
Other comprehensive loss:
Translation adjustment						(1,814)	(1,814)	(1,814)

Comprehensive loss								$(5,727)

Balance at December 31, 2005	59,266,985	593	254,405	(102,802)	(4,157)	1,696	149,735
Reclassification to initially adopt SFAS No. 123R on January 1, 2006			(4,157)		4,157		—
Issuance of restricted stock	476,000	4	(4)				—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(76,218)		(558)				(558)
Common stock issued for option exercises and employee stock purchase plans	461,829	4	1,257				1,261
Stock-based compensation (net of unvested restricted stock forfeitures)	(39,466)		6,134				6,134
Adjustment to initially adopt SFAS No. 158						47	47
Comprehensive income:
Net loss				(4,902)			(4,902)	$(4,902)
Other comprehensive income:
Translation adjustment						4,971	4,971	4,971

Comprehensive income								$69

Balance at December 31, 2006	60,089,130	601	257,077	(107,704)	—	6,714	156,688
Issuance of restricted stock	605,322	6	(6)				—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(83,662)	(1)	(475)				(476)
Common stock issued for option exercises	180,490	2	357				359
Stock-based compensation (net of unvested restricted stock forfeitures)	(39,249)		7,175				7,175
Shares repurchased	(3,159,095)	(32)	(10,204)				(10,236)
SFAS No. 158 adjustment						(66)	(66)
FIN 48 adjustment				(185)			(185)
Comprehensive income:
Net loss				(4,212)			(4,212)	$(4,212)
Other comprehensive income:
Unrealized loss on cash flow hedge						(533)	(533)	(533)
Translation adjustment						7,640	7,640	7,640

Comprehensive income								$2,895

Balance at December 31, 2007	57,592,936	$576	$253,924	$(112,101)	$—	$13,755	$156,154

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(4,212)	$(4,902)	$(3,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	8,453	8,696	2,791
Stock-based compensation	7,175	6,134	1,581
Non-cash merger, restructuring and other charges	768	—	35
Accretion of discount on debt and debt financing costs	190	858	310
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	2,129	—
Depreciation and amortization	5,186	5,536	3,525
Provision for doubtful accounts	55	—	563
Loss (gain) on disposal of fixed assets	154	(216)	—
Deferred income taxes	681	(999)	(263)
Net realized and unrealized foreign currency gains on forward contracts	(1,986)	—	—
Other	—	33	57
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,825)	(725)	(9,276)
Work in process	7,500	(2,151)	5,634
Other current assets	(8,469)	1,656	(1,387)
Other assets	(1,299)	(1,034)	(609)
Accounts payable	1,712	4,848	3,792
Accrued compensation and benefits	(415)	4,333	986
Accrued outsourcing	691	848	845
Accrued merger and restructuring	179	(1,032)	159
Income taxes payable	(3,014)	719	463
Other accrued expenses	6,298	(7,659)	1,008
Deferred revenue	6,873	(433)	2,525

Net cash provided by operating activities	20,695	16,639	8,826

Cash flows from investing activities:
Purchases of property and equipment	(5,217)	(4,221)	(3,306)
Proceeds from sale of property and equipment	—	593	—
Payments for businesses acquired, net of cash acquired of $11,500 for the year ended December 31, 2005	—	—	(121,231)
Purchase price adjustment for businesses acquired	—	2,499	—
Net proceeds from forward contract hedges	1,805	129	—
Purchases of short-term investments	—	—	(275,100)
Sales of short-term investments	—	—	279,100

Net cash used in investing activities	(3,412)	(1,000)	(120,537)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	15,100	12,400	2,500
Payments of short-term debt	(15,100)	(12,400)	(2,500)
Proceeds from issuance of long-term debt, net of discount of $0 and $2,307 for the year ended December 31, 2006 and 2005, respectively	—	77,700	97,693
Payments of long-term debt	(6,113)	(93,036)	(7,741)
Proceeds from issuance of common stock under option and employee stock purchase plans	359	1,261	2,074
Proceeds from other issuances of common stock, net of issuance costs	—	—	7,945
Shares repurchased	(10,236)	—	—
Proceeds from issuance of capital leases	265	—	—
Payments of capital lease obligations	(291)	(59)	(236)

Net cash provided by (used in) financing activities	(16,016)	(14,134)	99,735

Net increase (decrease) in cash and cash equivalents	1,267	1,505	(11,976)
Effects of exchange rate changes on cash and cash equivalents	3,627	702	(1,327)
Cash and cash equivalents at beginning of year	27,354	25,147	38,450

Cash and cash equivalents at end of year	$32,248	$27,354	$25,147

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

The accompanying consolidated financial statements of Lionbridge reflect the application of certain significant accounting policies as described below:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lionbridge and its wholly owned subsidiaries from the effective date of their acquisition or formation. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue includes reimbursement of travel and out-of-pocket expenses with equivalent amounts of expense recorded in cost of revenue.

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were approximately $1.1 million, $778,000 and $363,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Foreign Currency Translation

The functional currency for each of Lionbridge’s foreign operations is predominantly the local currency of the country in which those operations are based. Revenues and expenses of foreign operations are translated into U.S. dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. dollars at year-end rates of exchange. The Company has reflected a resulting translation gain of $7.6 million and $5.0 million for the years ended December 31, 2007 and 2006, respectively, and a translation loss of $1.8 million for the year ended December 31, 2005 in accumulated other comprehensive income, which is a component of stockholders’ equity. These unrealized gains and losses are primarily attributable to the fluctuation in value between the U.S. dollar and the Euro. For the purpose of disclosure of comprehensive income (loss), Lionbridge does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as Lionbridge intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Realized and unrealized foreign currency transaction gains or losses, arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies, are included in other expense, net in the consolidated statements of operations and resulted in losses of $3.8 million, $3.0 million and $660,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Financial Instruments

Lionbridge enters into foreign currency forward contracts with commercial banks to hedge exposure to foreign currency assets and liabilities recorded on its balance sheet and amortizing interest swaps to manage interest rate risk. Changes in the fair value of forward contracts are recorded in the Company’s earnings. The Company had forward contracts outstanding in the notional amount of $54.4 million at December 31, 2007. The $20.0 million notional interest rate swap effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. The interest rate swap is designated as a cash flow hedge under SFAS No. 133 and changes in the fair value are recorded to other comprehensive income. Lionbridge does not hold or issue financial instruments for trading or speculative purposes.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Intangible Assets

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price. When Lionbridge determines that the carrying value of intangibles or goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment on an annual basis. At December 31, 2007 and 2006, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was required in either year. Estimating future cash flows requires management to make projections that can differ materially from actual results.

The Company evaluates whether there has been an impairment in the carrying value of its other intangible assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets,” if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of acquired customer relationships (recorded with the BGS acquisition) include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets arose from the acquisition of BGS in September 2005 and consist of the following, which have been or are being amortized on a straight-line basis over the following estimated useful lives, except for the BGS customer relationships, of which a portion is being amortized using an economic consumption method:

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

On January 1, 2007, Lionbridge adopted FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. At the adoption date the Company had gross unrecognized tax affected benefits of approximately $1.5 million, exclusive of certain pre-acquisition indemnification items. As a result of adopting FIN 48, the Company recognized a charge of approximately $185,000 to the January 1, 2007 retained earnings balance for accrued taxes, interest and penalties related to the unrecognized tax benefits, which if incurred, would be recognized as a component of income tax expense.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net loss, unrealized losses on a cash flow hedge and the net change in foreign currency translation adjustment.

Concentrations of Credit Risk and Significant Customers

Financial instruments which potentially subject Lionbridge to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with several investment grade financial institutions. Investments consist of time deposits with maturities less than 30 days. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. Microsoft accounted for approximately 22% and 18% of consolidated accounts receivable at December 31, 2007 and 2006, respectively. No other client individually accounted for more than 10% of consolidated accounts receivable at December 31, 2007 or 2006. Lionbridge generally does not require collateral or other security against trade receivable balances; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

Fair Value of Financial Instruments

Financial instruments are carried in the consolidated financial statements at amounts that approximate fair values at December 31, 2007 and 2006. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. The Company recognizes all derivative financial instruments in our consolidated financial statements at fair value in accordance with SFAS No. 133. The Company records changes in the fair value of derivative instruments in earnings unless deferred hedge accounting criteria is met. For derivative instruments designated as fair value hedges, the Company records the changes in fair value of both the derivative instrument and the hedged item in earnings except for derivative instruments designated as cash flow hedges for which the company records the effective portions of changes in fair value in other comprehensive income.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in January 2008, the FASB issued FASB Staff Position FAS 157-b, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-b”). This FSP permits entities to elect to defer the effective date of SFAS No. 157 for all non-financial liabilities, except those that are recognized or disclosed as fair value in the financial statements on a recurring basis. The Company has elected to defer the adoption of SFAS No. 157 for those assets and liabilities included in FSP FAS 157-b. The adoption of SFAS No. 157 will not have a material impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, upon recognition or at specified other election dates, to measure eligible financial assets and liabilities at fair value (the “fair value option”). This election is made on an instrument-by-instrument basis and unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings for each subsequent reporting period. This accounting standard is effective for the Company’s 2008 fiscal year. The Company does not expect the effect of adopting SFAS No. 159 to be material to the Company’s consolidated financial position, annual results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS No. 141R”), which is effective for the Company in fiscal year 2009. SFAS 141R retains the fundamental requirements in SFAS No. 141, “Business Combinations” (“SFAS No. 141”) which requires that the acquisition method of accounting (formerly known as the purchase method) is used for all business combinations and changes the accounting treatment for certain acquisition related costs, restructuring activities, and acquired contingencies, among other changes. SFAS No. 141R retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. This standard is required to be adopted for acquisitions consummated after December 31, 2008, with certain provisions applied to earlier acquisitions in periods after that date. The Company continues to evaluate the impact of SFAS No. 141R, and expects that its adoption will reduce the Company’s operating earnings due to required recognition of acquisition and restructuring costs through operating earnings. The magnitude of this impact will be dependent on the number, size, and nature of acquisitions in periods subsequent to adoption.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”), which amends the accounting for and disclosure of the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies the definition and classification of a non-controlling interest, revises the presentation of non-controlling interests in the consolidated income statement, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation, and requires that a parent recognize a gain or loss in net earnings (loss) when a subsidiary is deconsolidated. This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS No. 160 will be effective for the Company beginning in fiscal 2009. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Property	and Equipment:

Property and equipment consisted of the following at December 31:

	2007	2006
Computer software and equipment	$26,179,000	$24,602,000
Land, buildings and building improvements	4,232,000	4,155,000
Furniture and office equipment	5,249,000	4,740,000
Leasehold improvements	6,202,000	5,774,000

	41,862,000	39,271,000
Less: Accumulated depreciation and amortization	(28,413,000)	(26,239,000)

	$13,449,000	$13,032,000

Depreciation and amortization expense was $5.2 million, $5.5 million and $3.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

4. Business	Acquisitions:

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2007 have resulted in the cumulative recognition of approximately $204.3 million of goodwill and other intangible assets on its balance sheet. Other acquired intangible assets are amortized over periods ranging from one to twelve years.

Significant acquisitions in the three year period ended December 31, 2007 were as follows:

Bowne Global Solutions

On September 1, 2005, Lionbridge completed the acquisition of Bowne Global Solutions (“BGS”) pursuant to the terms of the Agreement and Plan of Merger dated as of June 27, 2005. After the acquisition, BGS became a wholly owned subsidiary of Lionbridge. At the closing, each share of common stock of BGS was automatically converted into the right to receive a portion of the acquisition consideration. To fund a portion of the purchase price for its acquisition of BGS, the Company entered into a Credit Agreement (“Credit Agreement”) dated as of September 1, 2005, together with certain of its U.S. and non-U.S. subsidiaries, the several banks and financial institutions as may become parties to the Credit Agreement (“Lenders”) and Wachovia Bank, National Association, as administrative agent for the Lenders. The Credit Agreement was replaced in December 2006 with a Credit Agreement dated as of December 21, 2006, by and among the Company, certain of its U.S. and non-U.S. subsidiaries, the several banks and financial institutions named therein, and HSBC Bank USA, National Association, which provided for a five-year revolving line of credit of up to $100.0 million.

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

At December 31, 2005, the Company reported goodwill of $96.1 million resulting from the purchase price allocation. The goodwill of $96.1 million resulting from the purchase price allocation reflects the value of the underlying enterprise, as well as the anticipated value of synergies that Lionbridge expects to realize as the business is integrated into existing Lionbridge operations. The total $96.1 million of goodwill has been assigned to the Company’s GLC segment. Goodwill allocated to domestic operations is expected to be deductible for tax purposes.

During 2006, the Company adjusted certain estimates recorded as part of the fair value purchase accounting. The acquired incentive compensation liability was reduced by $521,000 and deferred tax assets were reduced by $247,000. In addition, the Company received a $2.5 million purchase price reimbursement from Bowne for pre-acquisition tax liabilities and recorded a $164,000 tax receivable for recovery of pre-acquisition value added taxes. These purchase accounting adjustments resulted in a net decrease in goodwill of $3.0 million during 2006. Additionally, the Company continued to exit certain activities of BGS as a part of the merger plan, resulting in restructuring and other charges of $2.7 million for severance and $256,000 for vacated facilities costs.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2007, the Company adjusted certain estimates recorded as part of the fair value purchase accounting. The acquired disability benefit obligation was reduced by $169,000 resulting in an increase to goodwill.

In connection with the acquisition of BGS, Bowne agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. Accordingly, the Company has not recorded any net amounts as pre-acquisition tax contingencies in connection with the BGS acquisition.

5. Goodwill	and Other Intangible Assets:

Changes in the carrying amount of goodwill on a total consolidated basis and by reportable segment for the years ended December 31, 2007 and 2006 consisted of the following:

	2007
	GLC	GDT	Total
Balance, beginning of the year	$123,219,000	$7,825,000	$131,044,000
Goodwill adjustment, net	169,000	—	169,000

Balance, end of the year	$123,388,000	$7,825,000	$131,213,000

	2006
	GLC	GDT	Total
Balance, beginning of the year	$123,157,000	$7,825,000	$130,982,000
Goodwill acquired	62,000	—	62,000

Balance, end of the year	$123,219,000	$7,825,000	$131,044,000

Included in “Other intangible assets, net” in the Company’s consolidated balance sheet are other intangible assets that are subject to amortization. The following table summarizes other intangible assets as of December 31, 2007 and 2006, respectively:

	2007			2006
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$11,071,000	$20,929,000	$32,000,000	$6,255,000	$25,745,000
BGS acquired customer contracts	14,000,000	6,912,000	7,088,000	14,000,000	3,950,000	10,050,000
BGS acquired technology	2,317,000	1,893,000	424,000	2,317,000	1,218,000	1,099,000

	$48,317,000	$19,876,000	$28,441,000	$48,317,000	$11,423,000	$36,894,000

Estimated annual amortization expense related to these intangible assets is as follows:

Year ending December 31,
2008	$8,441,000
2009	5,520,000
2010	4,893,000
2011	2,332,000
2012	1,921,000
Thereafter	5,334,000

$28,441,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Debt:

On December 21, 2006, the Company entered into a Credit Agreement together with VeriTest, Inc. (“VeriTest”), Lionbridge US, Inc. (“Lionbridge US”), Lionbridge Global Solutions Federal, Inc. (“Federal”) and Lionbridge Global Solutions II, Inc. (“LGS II”) (VeriTest, Lionbridge US, Federal and LGS II, are collectively the “US Guarantors”), the several banks and financial institutions as may become parties to the Credit Agreement (collectively, the “Lenders”) and HSBC Bank USA, National Association, as administrative agent for the Lenders (“HSBC”). The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. An incremental $2.1 million of interest expense was recognized as accelerated deferred financing costs in December 2006 upon early repayment of this debt. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At December 31, 2007, $71.7 million was outstanding with an interest rate of 6.3%.

7. Commitments	and Contingencies:

Operating Lease Commitments

The Company leases certain equipment and office space under noncancelable agreements which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases (excluding recognition of sublease income) at December 31, 2007 were as follows:

Year ending December 31,
2008	$13,395,000
2009	9,052,000
2010	7,000,000
2011	5,035,000
2012	3,867,000
Thereafter	22,553,000

$60,902,000

Lionbridge recorded total rental expense of $15.6 million, $13.5 million and $7.7 million in 2007, 2006 and 2005, respectively.

Guarantor Arrangements

When as part of an acquisition the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. In September 2005, the Company acquired all of the stock of Bowne Global Solutions. Since those dates, the Company has not received any claims for events that occurred prior to such acquisition. The Company believes that there are no such liabilities outside the ordinary course of business related to the acquisition of BGS. Accordingly, the Company has no liabilities recorded for these guarantees as of December 31, 2007. Moreover, pursuant to the terms of the acquisition agreement with BGS, BGS is obligated to indemnify the Company for tax liabilities incurred prior to the September 1, 2005 acquisition date. This indemnification obligation continues in perpetuity with respect to tax liabilities arising prior to the acquisition date.

Under the terms of the Company’s existing Credit Agreement dated as of December 21, 2006, with HSBC Bank USA, National Association and the other banks and financial institutions named therein, the Company has

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guaranteed the obligations of certain of its subsidiaries that are borrowers under the terms of the Credit Agreement. The maximum potential amount of future payments the Company could be required to make for such obligations is equal to the maximum amount of borrowings under the Credit Agreement at such time.

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

Based upon Lionbridge’s historical experience, contractual limitations of liability applicable to such indemnities, and information known as of December 31, 2007, the Company believes its liability on the above guarantees and indemnities at December 31, 2007 is immaterial.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. The Plaintiffs have since moved for certification of different classes in the District Court.

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

On October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The motions to certify classes in the six focus cases are not yet fully briefed and remain pending. In addition, on August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On November 13, 2007, the issuer defendants moved to dismiss the claims against them in the amended complaints in the six focus cases. The underwriter defendants have also moved to dismiss the claims against them in the amended complaints in the six focus cases. Those motions to dismiss are fully briefed and remain pending.

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

Stock Repurchase

In September 2007, the Company’s Board of Directors authorized a $12.0 million stock repurchase program and as of December 31, 2007, the Company had acquired 3.2 million shares of its common stock for $10.2 million. These stock purchases were at a volume weighted average price of $3.21 per share.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impact of Adoption of SFAS 123R

The Company recognized expense for restricted stock grants under the previous guidance, thus the impact from adopting SFAS 123R pertains to its requirement to expense the value of stock option and market-based awards. For the years ended December 31, 2007 and 2006, the Company expensed $4.0 million and $3.5 million for stock options and market-based awards classified in the statement of operations line items as follows:

	For the Year Ended December 31,
	2007	2006
Cost of revenue	$97,000	$110,000
Sales and marketing	705,000	727,000
General and administrative	3,150,000	2,632,000
Research and development	37,000	45,000

The impact of recording stock-based compensation related to stock options was a reduction in basic and diluted earnings per share for the year ended December 31, 2006 of $0.06. The adoption of SFAS 123R had no impact on cash flows from operating or financing activities.

Stock Option Plans

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The maximum number of shares of common stock available for issuance under the 2005 Plan is 4,000,000 shares. At December 31, 2007, there were 429,000 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period.

Lionbridge’s 1998 Stock Option Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares. At December 31, 2007 there were 1,243,790 options available for future grant under the Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the Plan. Under the terms of the Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

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

Data Dimensions, acquired in June 2001, maintained stock option plans, which provided for grants to employees and directors that generally expire five years from the date of grant. The stock options generally vest over four years. Upon the acquisition of Data Dimensions, Lionbridge assumed options for the purchase of 408,911 shares of Lionbridge common stock. No further options will be granted under these plans.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2007:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2006	5,617,266	$5.79
Granted	1,251,000	$5.23
Exercised	(180,490)	$1.99		$658
Canceled (forfeited and expired)	(456,962)	$6.30

Outstanding as of December 31, 2007	6,230,814	$5.75	4.6	$2,410
Exercisable as of December 31, 2007	3,834,321	$5.57	4.6	$2,407

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $3.55 as of December 31, 2007, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of in-the-money options outstanding as of December 31, 2007 was 1,652,309. The total number of in-the-money options exercisable as of December 31, 2007 was 1,643,809.

The weighted average grant date fair value of options, as determined under SFAS 123R and SFAS 123, granted during the years ended December 31, 2007, 2006 and 2005 was $3.82, $2.85 and $3.71 per share respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $658,000, $2.1 million and $4.2 million, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2007, 2006 and 2005 was approximately $359,000, $1.3 million and $2.1 million, respectively.

As of December 31, 2007, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $5.1 million and will be recognized over an estimated weighted average period of approximately 1.3 years. The total fair value of shares vested during the year ended December 31, 2007, 2006 and 2005 was $7.2 million, $7.2 million and $7.4 million, respectively.

The Company settles employee stock option exercises with newly issued shares of common stock.

Lionbridge currently expects to amortize the following amounts of stock-based compensation related to stock options outstanding as of December 31, 2007 in the years ending:

Year ending December 31,
2008	$2,585,000
2009	1,590,000
2010	751,000
2011	160,000

$5,086,000

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.15-1.31	32,449	2.5 years	$1.05	32,449	$1.05
1.32-2.03	1,037,439	4.0 years	1.62	1,037,439	1.62
2.04-3.19	580,921	3.4 years	2.98	573,921	2.98
3.20-5.20	687,676	5.2 years	4.56	115,799	4.67
5.21-8.25	2,832,480	4.6 years	6.65	1,038,665	6.89
8.26-11.38	1,035,519	5.6 years	9.63	1,011,718	9.65
11.39-18.66	23,839	2.1 years	17.91	23,839	17.91
18.67-173.57	491	0.2 years	81.50	491	81.50

$0.15-$173.57	6,230,814	4.6 years	$5.75	3,834,321	$5.57

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Assumptions for Stock Options

For the years ended December 31, 2007, 2006 and 2005, 1,251,000, 1,337,500 and 959,000 stock options were granted, respectively. For the years ended December 31, 2006 and 2005, 8,206 and 63,483 shares were purchased under the employee stock purchase plan, respectively. The fair value of each option (excluding market-based awards discussed below) was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.53 to 4.73%	4.36 to 5.02%	3.41 to 4.42%
Expected volatility	51.4 to 62.1%	49.7 to 50.8%	84.0%
Expected life (years)	3.8 to 4.1	3.3 to 3.6	4.0
Dividend yield	0%	0%	0%

The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. In accordance with the Securities and Exchange Staff Accounting Bulletin (“SAB”) 107, the Company estimated the expected volatility of its stock options, taking into account a combination of both historical and implied volatility. The expected volatility was determined by averaging the historical volatilities of its common stock since August 2003, the date of the Company’s follow-on offering, which resulted in a material change to the Company’s shareholder base as well as a change in behavior of the Company’s stock in the marketplace with Lionbridge’s implied volatility rate, based on the volatility of Lionbridge’s traded options with terms exceeding six months.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Disclosures—Prior to SFAS 123R Adoption

The following table provides supplemental information for the year ended December 31, 2005 as if stock-based compensation expense had been computed under SFAS 123:

2005
Net income (loss), as reported	$(3,913,000)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,581,000
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,816,000)

Pro forma net income (loss)	$(7,148,000)

Net income (loss) per share:
Basic, as reported	$(0.08)
Basic, pro forma	$(0.14)
Net income (loss) per share:
Diluted, as reported	$(0.08)
Diluted, pro forma	$(0.14)

Restricted Stock Awards

Lionbridge issued 716,100 and 432,500 shares of restricted common stock and restricted stock units with a fair market value of $3.7 million and $3.0 million in 2007 and 2006, respectively. Restrictions on disposition lapse over four years from the date of grant on each anniversary date.

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

Total compensation expense related to all restricted stock awards was $3.2 million and $2.6 million for the years ended December 31, 2007 and 2006, respectively. The weighted average grant date fair value of restricted stock awards granted during the year ended December 31, 2007 was $5.20.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes non-vested restricted stock awards activity for the year ended December 31, 2007:

Non-vested Number of Restricted Share Awards
Non-vested balance at December 31, 2006	1,218,184
Granted at fair market value	716,100
Vested	(416,388)
Forfeited	(64,749)

Non-vested balance at December 31, 2007	1,453,147

Lionbridge currently expects to amortize $5,423,000 of unamortized compensation in connection with restricted stock awards outstanding as of December 31, 2007 over an estimated weighted average period of approximately 1.3 years.

Warrants

In connection with prior financing activities, the Company has 113,218 warrants outstanding for common stock with an exercise price of $1.69. All warrants are exercisable.

9.	Income Taxes:

The components of the provision for income taxes are as follows for the years ended December 31:

	2007	2006	2005
Current:
Federal	$67,000	$722,000	$—
State	113,000	131,000	144,000
Foreign	4,130,000	6,022,000	2,373,000

Total current provision	$4,310,000	$6,875,000	$2,517,000
Deferred:
Foreign	$205,000	$(1,525,000)	$(355,000)
Domestic	476,000	527,000	93,000

Total deferred benefit	$681,000	$(998,000)	$(262,000)

Total provision for income taxes	$4,991,000	$5,877,000	$2,255,000

The components of the income (loss) before income taxes were as follows for the years ended December 31:

	2007	2006	2005
United States	$(9,723,000)	$(28,083,000)	$(5,125,000)
Foreign	10,502,000	29,058,000	3,467,000

Income (loss) before income taxes	$779,000	$975,000	$(1,658,000)

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes was at rates different from the U.S. federal statutory income tax rate for the following reasons:

	2007	2006	2005
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes	(333.0)%	(99.2)%	(1.7)%
Foreign sourced income	—	188.9%	(97.7)%
Foreign rate differential	(4.2)%	(303.0)%	120.0%
Foreign taxes	10.7%	22.5%	36.6%
Valuation allowance	45.1%	605.9%	(105.1)%
Unrealized foreign exchange gains	8.6%	(128.1)%	(96.2)%
Stock-based compensation	60.5%	55.3%	—
Permanent differences	671.3%	84.4%	3.6%
Goodwill	61.1%	54.0%	(5.6)%
Tax revenue and other	86.6%	88.1%	(23.9)%

Effective tax rate	640.7%	602.8%	(136.0)%

The consolidated deferred tax assets (liabilities) of the Company were as follows at December 31:

	2007	2006
U.S. net operating loss carryforwards	$44,804,000	$42,162,000
Foreign net operating loss carryforwards	27,817,000	24,043,000
Difference in accounting for amortization and depreciation	(3,001,000)	(6,082,000)
Goodwill amortization	(1,110,000)	(619,000)
Reserves and accruals	1,450,000	1,564,000
Tax credits carryforwards	1,554,000	1,139,000
Stock-based compensation	4,253,000	1,826,000
Deferred revenue	2,757,000	1,309,000
Other	361,000	139,000
Valuation allowance	(86,389,000)	(73,166,000)

Net deferred tax liability	$(7,504,000)	$(7,685,000)

A deferred tax liability has been recorded as of December 31, 2007 and 2006 of $1.1 million and $619,000 respectively, which relates to tax deductible goodwill from the BGS acquisition. Goodwill is an indefinite-lived asset that will not reverse until some indefinite future period when either the asset is sold or becomes impaired for financial reporting purposes.

The balance of the deferred tax liability at December 31, 2007 and December 31, 2006 relates to the differences between the assigned values and tax bases of acquired intangibles, excluding goodwill, from the BGS acquisition.

The benefit from the utilization of certain net operating loss carryforwards in Europe during the year ended December 31, 2007 was recorded as a reduction of goodwill of $878,000, rather than a tax benefit, since the deferred tax assets associated with these carryforwards had not been recognized at the time of the acquisition of BGS on September 1, 2005.

Management of Lionbridge has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under the applicable accounting standards, Management has considered Lionbridge’s

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

history of losses and concluded that it is more-likely-than-not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been established against those tax assets resulting in an increase to the valuation allowance of $13.2 million in 2007. Management reevaluates the positive and negative evidence periodically.

At December 31, 2007, Lionbridge had net operating loss carryforwards for U.S. federal income tax purposes of $109.7 million that may be used to offset future taxable income, which begin to expire in 2017. Of this amount, $11.2 million relates to deductions from the exercise of stock options of which approximately $3.7 million is tracked separately and not included in the Company’s deferred tax asset (in accordance with SFAS No. 123R). The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. The Company has federal research and development tax credits which may be used to offset future income tax of $148,000, which begin to expire in 2019. The Company has federal foreign tax credits which may be used to offset future income tax of $875,000, which begin to expire in 2010. Additionally, Lionbridge has non-U.S. net operating loss carryforwards of $95.9 million which begin to expire in 2008. Of that amount, $58.0 million relates to net operating losses related to the BGS acquisition for which a full valuation allowance has been recorded. The future benefit from these net operating losses will be allocated to reduce goodwill.

At December 31, 2007, unrepatriated earnings of non-U.S. subsidiaries totaled $48.8 million. No provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits.

Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

On January 1, 2007, Lionbridge adopted FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. At the adoption date the Company had gross unrecognized tax affected benefits of approximately $1.5 million, exclusive of certain pre-acquisition indemnification items. As a result of adopting FIN 48, the Company recognized a charge of approximately $185,000 to the January 1, 2007 retained earnings balance for accrued taxes, interest and penalties related to the unrecognized tax benefits, which if incurred, would be recognized as a component of income tax expense.

In connection with the acquisition of BGS, Bowne agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. The Company determined that its gross unrecognized tax affected benefits related to the acquisition of BGS and subject to indemnification were approximately $4.0 million. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related FIN 48 liability as of January 1, 2007 for this amount. A change in interest rate and penalties assumptions in 2007 resulted in a net reduction to the FIN 48 liability and Indemnification Receivable of $428,000 to $3.5 million.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Total	Lionbridge	Indemnification
Balance at January 1, 2007	$5,516,000	$1,539,000	$3,977,000
Additions based on tax positions related to the current year	1,348,000	1,348,000	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(603,000)	(175,000)	(428,000)
Settlements	—	—	—
Reductions due to lapse of applicable statute of limitations	(214,000)	(214,000)	—

Balance at December 31, 2007	$6,047,000	$2,498,000	$3,549,000

As of December 31, 2007, the total amount of unrecognized tax benefits was $6.0 million. Of this total, $2.5 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Lionbridge accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. The total amount of accrued interest and penalties included in the Company’s unrecognized tax benefits of $2.5 million is $430,000. The Company does not reasonably estimate that its unrecognized tax benefit will change significantly within the next twelve months. The Company or one of its subsidiaries files income tax returns in the U.S. and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for years after 1996. The tax years which remain subject to examination by major foreign tax jurisdictions including the UK, Sweden, Ireland, Norway, Finland, India, China, Spain, Germany, Poland, the Netherlands and France as of December 31, 2007 include years 1998 through 2007.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Merger, Restructuring and Other Charges:

In 2007, Lionbridge recorded $4.0 million of restructuring and other charges. The $4.0 million included $2.1 million for workforce reductions in Europe, Asia, South America and the U.S. consisting of forty-six technical and twenty administrative staff, $639,000 recorded for vacated facilities and $164,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, all recorded pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs associated with Exit or Disposal Activities” (“SFAS No. 146”), and related literature, $768,000 for the impairment of long-lived assets in connection with vacated facilities and $328,000 of other charges, principally expenses related to integrating financial systems used by the acquired Bowne Global Solutions (“BGS”) sites to a common general ledger financial system. Of these charges, $3.6 million related to the Company’s Global Language and Content (“GLC”) segment, $92,000 related to the Global Development and Testing (“GDT”) segment and $328,000 related to Corporate and Other. Of the $2.9 million of cash payments in 2007, $2.5 million and $402,000 related to the GLC and GDT segments, respectively.

Lionbridge recorded $4.2 million of restructuring and other charges in the year ended December 31, 2006. The $4.2 million included $2.0 million for workforce reductions in the Europe and the U.S. consisting of forty-five technical, four sales and two administrative staff and $421,000 for anticipated losses on vacated facilities, net of sub-lease income, both recorded pursuant to the guidance in SFAS No. 146 and $1.8 million of other charges, principally professional services fees, related to the integration of BGS. Of these charges, $1.6 million related to the Company’s GLC segment, $1.2 million related to the GDT segment and $1.4 million related to Corporate and Other. Of the $7.4 million of cash payments in 2006, $6.1 million and $1.3 million related to the GLC and GDT segments, respectively, and $30,000 related to Corporate and Other.

Lionbridge recorded $5.4 million of restructuring and other charges in the year ended December 31, 2005. Of this amount, $5.0 million was primarily related to the acquisition of BGS and was recorded in the six month period ended December 31, 2005 and $449,000 was recorded during the six months ended June 30, 2005. The $5.4 million recorded in the year ended December 31, 2005 included $1.2 million for anticipated losses on vacated facilities, $1.3 million for workforce reductions in Europe and the U.S., consisting of fifty technical, thirteen administrative and three sales staff and $35,000 for the impairment of long-lived assets recorded pursuant to the guidance in SFAS No. 146 and $2.8 million of other charges, principally professional services fees, related to the integration of BGS recorded pursuant to the guidance in Emerging Issues Task Force Abstract 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination” (“EITF 95-3”), and related literature. Of these charges, $2.5 million related to the Company’s GLC segment, $72,000 to the GDT segment and $2.8 million related to Corporate and Other. Of the $3.6 million of cash payments in 2005, $3.2 million and $277,000 related to the GLC and GDT segments, respectively, and $83,000 related to Corporate and Other.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the merger and restructuring reserve activity (excluding the $768,000 long-lived asset impairments in 2007 and the $328,000, $1.8 million and $2.8 million of other charges related to the integration of BGS recorded in 2007, 2006 and 2005, respectively) for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
Balance, beginning of the year	$2,388,000	$4,210,000	$784,000
Employee severance:
Merger and restructuring charges recorded (1)	2,120,000	2,011,000	1,329,000
Liabilities assumed and recorded on business combinations (2)	—	2,716,000	1,864,000
Cash payments related to liabilities assumed and recorded on business combinations	(3,000)	(3,407,000)	(1,306,000)
Cash payments related to liabilities recorded on exit or disposal activities	(1,382,000)	(2,014,000)	(1,430,000)

	735,000	(694,000)	457,000

Vacated facility/lease termination:
Merger and restructuring charges recorded (1)	639,000	421,000	1,246,000
Liabilities assumed and recorded on business combinations (2)	—	256,000	2,548,000
Revisions of estimated liabilities	164,000	—	—
Cash payments related to liabilities assumed and recorded on business combinations	(571,000)	(1,222,000)	(290,000)
Cash payments related to liabilities recorded on exit or disposal activities	(990,000)	(583,000)	(535,000)

	(758,000)	(1,128,000)	2,969,000

Balance, end of the year	$2,365,000	$2,388,000	$4,210,000

(1)	Charges recorded pursuant to the guidance in SFAS No. 146, and related literature
(2)	Liabilities assumed and recorded pursuant to the guidance in EITF 95-3, and related literature

At December 31, 2007, the consolidated balance sheet includes accruals totaling $2.4 million primarily related to employee terminations costs and vacated facilities. Lionbridge currently anticipates that $1.9 million of this will be fully utilized in 2008. The remaining $488,000 relates to lease obligations on unused facilities expiring through 2010 and is included in long-term liabilities.

11.	Employee Benefit Plans:

Lionbridge maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees may participate in the 401(k) plan subject to certain eligibility requirements. Under the 401(k) plan, a participant may contribute a maximum of 50% of his or her pre-tax salary, commissions and bonuses through payroll deductions (up to the statutorily prescribed annual limit, or $15,500 in 2007) to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the Board of Directors, Lionbridge may make discretionary profit-sharing contributions into the 401(k) plan for all eligible employees. For the years ended December 31, 2007, 2006 and 2005, discretionary contributions totaled $743,000, $668,000, and $356,000, respectively. In addition, as of December 31, 2007, the Company maintained defined benefit pension plans for employees in The Netherlands,

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

China and Norway, a defined contribution plan for employees in France, Ireland, the United Kingdom, Canada, Slovakia, Belgium, Denmark, Finland, Sweden and India, and benefit retirement plans in Japan and Korea resulting in contributions charged to operations of $5.4 million, $5.5 million and $2.6 million in 2007, 2006 and 2005, respectively. In total, Lionbridge’s consolidated results of operations include employee benefit contribution charges of $6.2 million, $6.2 million and $3.0 million for the years ended December 31, 2007, 2006 and 2005.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents information about the reported net income (loss) of the Company for the years ended December 31, 2007, 2006 and 2005. The Company has reclassified prior year data due to the changes made in its reportable segments. Asset information, other than goodwill, by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
2007
External revenue	$354,073,000	$73,839,000	$24,082,000	$—	$451,994,000
Cost of revenue (exclusive of depreciation and amortization)	236,671,000	46,840,000	18,548,000	—	302,059,000
Depreciation and amortization	3,462,000	744,000	264,000	9,169,000	13,639,000
Other operating expenses	72,678,000	13,598,000	2,219,000	—	88,495,000

Segment contribution	41,262,000	12,657,000	3,051,000	(9,169,000)	47,801,000
Interest expense, income tax expense and other unallocated items	—	—	—	(52,013,000)	(52,013,000)

Net income (loss)	41,262,000	12,657,000	3,051,000	(61,182,000)	(4,212,000)

2006
External revenue	$335,205,000	$60,697,000	$22,982,000	$—	$418,884,000
Cost of revenue (exclusive of depreciation and amortization)	221,467,000	38,212,000	18,135,000	—	277,814,000
Depreciation and amortization	3,927,000	815,000	307,000	9,183,000	14,232,000
Other operating expenses	67,952,000	11,420,000	2,027,000	—	81,399,000

Segment contribution	41,859,000	10,250,000	2,513,000	(9,183,000)	45,439,000
Interest expense, income tax expense and other unallocated items	—	—	—	(50,341,000)	(50,341,000)

Net income (loss)	41,859,000	10,250,000	2,513,000	(59,524,000)	(4,902,000)

2005
External revenue	$172,550,000	$56,624,000	$7,088,000	$—	$236,262,000
Cost of revenue (exclusive of depreciation and amortization)	113,701,000	34,727,000	5,501,000	—	153,929,000
Depreciation and amortization	2,177,000	1,073,000	67,000	2,999,000	6,316,000
Other operating expenses	35,199,000	12,752,000	1,174,000	—	49,125,000

Segment contribution	21,473,000	8,072,000	346,000	(2,999,000)	26,892,000
Interest expense, income tax expense and other unallocated items	—	—	—	(30,805,000)	(30,805,000)

Net income (loss)	21,473,000	8,072,000	346,000	(33,804,000)	(3,913,000)

In 2007, 2006 and 2005, Microsoft accounted for 21%, 22% and 20% of total revenue, respectively. No other client individually accounted for more than 10% of revenue in 2007, 2006 or 2005. Revenue from Microsoft is included in the revenue of both the GLC and GDT segments.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of Lionbridge’s revenue and long-lived assets by geographical region is as follows:

	Year Ended December 31,
	2007	2006	2005
Revenue:
United States	$127,511,000	$119,612,000	$86,808,000
Ireland	102,189,000	102,602,000	56,345,000
India	49,973,000	34,019,000	23,712,000
Spain	31,284,000	31,476,000	7,580,000
Finland	27,604,000	25,191,000	8,241,000
Germany	26,495,000	25,540,000	10,178,000
Japan	24,134,000	24,088,000	14,477,000
France	21,637,000	30,675,000	19,904,000
United Kingdom	19,532,000	16,756,000	6,460,000
China	13,154,000	12,885,000	8,595,000
Norway	11,867,000	11,342,000	2,931,000
Poland	11,775,000	6,549,000	1,951,000
The Netherlands	10,788,000	7,973,000	9,789,000
Sweden	10,476,000	10,080,000	2,512,000
Canada	10,362,000	9,788,000	2,524,000
Belgium	8,104,000	6,706,000	1,686,000
Denmark	7,387,000	7,959,000	2,080,000
Korea	6,690,000	9,098,000	5,888,000
Italy	5,997,000	5,026,000	1,912,000
Slovakia	5,913,000	6,013,000	1,571,000
Other	14,207,000	16,174,000	4,559,000
Eliminations	(95,085,000)	(100,668,000)	(43,441,000)

	$451,994,000	$418,884,000	$236,262,000

Foreign revenue is presented based on the country in which projects are managed.

	December 31,
	2007	2006	2005
Long-lived assets:
United States	$5,775,000	$3,740,000	$5,177,000
Ireland	3,437,000	2,577,000	1,934,000
Belgium	2,589,000	2,445,000	2,230,000
India	2,041,000	1,210,000	1,327,000
Germany	1,380,000	1,244,000	1,248,000
Poland	1,052,000	503,000	480,000
China	885,000	608,000	640,000
Japan	757,000	894,000	1,119,000
United Kingdom	601,000	606,000	310,000
France	582,000	265,000	370,000
Finland	548,000	330,000	425,000
Spain	537,000	592,000	400,000
Singapore	299,000	111,000	77,000
Denmark	202,000	225,000	216,000
Other	1,381,000	1,454,000	1,083,000

	$22,066,000	$16,804,000	$17,036,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2007	2006	2005
Interest paid	$5,400,000	$8,290,000	$1,992,000

Income taxes paid, net	$7,342,000	$5,573,000	$2,303,000

Lionbridge acquired BGS in 2005. In conjunction with the purchase, liabilities were assumed as follows:
Fair value of assets acquired and goodwill			$236,233,000
Cash paid for assets acquired			(131,894,000)
Fair value of common stock issued			(56,494,000)

Liabilities assumed			$47,845,000

14.	Valuation and Qualifying Accounts:

The following table sets forth activity in Lionbridge’s accounts receivable reserve:

Year Ended:	Balance at Beginning of Year	Charges to Operations	(Deductions)/ Recoveries	Balance at End of Year
December 31, 2005	$364,000	$563,000	$(201,000)	$726,000
December 31, 2006	726,000	—	2,000	728,000
December 31, 2007	728,000	54,000	(93,000)	689,000

The following table sets forth activity in Lionbridge’s deferred tax asset valuation allowance:

Year Ended:	Balance at Beginning of Year	Additions	(Deductions)	Balance at End of Year
December 31, 2005	$37,191,000	$33,698,000	$(5,172,000)	$65,717,000
December 31, 2006	65,717,000	11,819,000	(3,736,000)	73,800,000
December 31, 2007	73,800,000	13,333,000	(744,000)	86,389,000

15.	Net Income (Loss) per Share:

Options, unvested restricted stock and warrants outstanding to purchase 7,257,000, 6,952,000 and 6,219,000 shares of common stock for the years ended December 31, 2007, 2006 and 2005, respectively, were not included in the calculations of diluted net income (loss) per share, as their effect would be anti-dilutive.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 14, 2008

LIONBRIDGE TECHNOLOGIES, INC. (Registrant)

By:	/s/ DONALD M. MUIR
Donald M. Muir Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Lionbridge Technologies, Inc., hereby severally constitute and appoint Donald M. Muir, our true and lawful attorney, with full power to him singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Lionbridge Technologies, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RORY J. COWAN Rory J. Cowan	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 14, 2008

/s/ DONALD M. MUIR Donald M. Muir	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

/s/ GUY L. DE CHAZAL Guy L. de Chazal	Director	March 14, 2008

/s/ CLAUDE P. SHEER Claude P. Sheer	Director	March 14, 2008

/s/ PAUL KAVANAGH Paul Kavanagh	Director	March 14, 2008

/S/ EDWARD A. BLECHSCHMIDT Edward A. Blechschmidt	Director	March 14, 2008

/S/ JEFFREY H. GOODMAN Jeffrey H. Goodman	Director	March 14, 2008

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2007

Exhibit No.	Exhibit

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Form of Amended and Restated By-laws of Lionbridge (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	1998 Stock Plan, as amended and restated (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2004, and incorporated herein by reference).

10.2**	Form of Restricted Stock Agreement under the 1998 Stock Plan (filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2003, and incorporated herein by reference).

10.3**	Lionbridge 2005 Incentive Stock Plan, as amended and restated (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.4**	Form of Restricted Stock Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.5**	Form of Incentive Stock Option Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.6**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.7**	Form of Non-Qualified Stock Option Agreement For Officers and Employees under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.8**	Lionbridge Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.9**	Lionbridge Deferred Compensation Plan for Independent Directors (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.10**	Form of Restricted Stock Unit Agreement for Independent Directors (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.11**	Form of Non-Qualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit

10.12**	Harvard Translations, Inc. 1997 Stock Option Plan (filed as Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-38996) filed on June 9, 2000, and incorporated herein by reference).

10.13**	IC Global Services, Inc. 1998 Stock Plan (Amended and Restated April 6, 1999) (filed as Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-38996) filed on June 9, 2000, and incorporated herein by reference).

10.14**	International Language Engineering Corporation Amended and Restated 1997 Stock Option Plan (filed as Exhibit 4.6 to the Registration Statement on Form S-8 (File No. 333-38996) filed on June 9, 2000, and incorporated herein by reference).

10.15**	Data Dimensions, Inc. 1997 Stock Option Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 filed on the Registration Statement on Form S-8 (File No. 333-66720) filed on August 3, 2001, and incorporated herein by reference).

10.16	Lease dated as of October 1, 2005 between and Randal J. Stewart and Anne J. Stewart dba Palm Court Properties and VeriTest Inc. (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2005, and incorporated herein by reference).

10.17	Lease dated as of July 28, 2005 between and OP&F Stevenson Corporation and Lionbridge US, Inc. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2005, and incorporated herein by reference).

10.18	Lease agreement dated as of March 14, 2005 between Lionbridge Technologies Private Limited and Mr. S.K. Dharmalingam (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2005, and incorporated herein by reference).

10.19	Sublease dated as of January 5, 2006 between SlaterLabs S.A. and Lionbridge España, S.L. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2006 and incorporated herein by reference).

10.20	Sublease dated as of June 30, 2006 between and 24/7Real Media Inc. and Lionbridge Global Solutions II, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2006, and incorporated herein by reference).

10.21	Lease dated as of June 1, 2006 between Shanghai WASETA International Trading Co., Ltd. and Lionbridge Beijing Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2006, and incorporated herein by reference).

10.22	Lease dated as of July 7, 2006 between Britphil & Co. (US) Ltd. and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.23	Lease dated as of July 10, 2006 between Abaco Urbanizacao E Empreendimentos Limitada and Lionbridge Participações, Ltda. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.24	Lease dated as of July 11, 2006, between Taifun Real sp. zo.o and Lionbridge Poland sp. zo.o. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.25	Third Amendment to Lease dated October 31, 2006, between 492 OCP LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.26 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2006, and incorporated herein by reference).

Exhibit No.	Exhibit

10.26	Amendment No. 2 to Lease dated November 30, 2006, between Imation Corporation and VeriTest, Inc. (filed as Exhibit 10.27 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2006, and incorporated herein by reference).

10.27	Lease dated December 15, 2006, Clichy Victor Hugo and Lionbridge France SAS (filed as Exhibit 10.29 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2006, and incorporated herein by reference).

10.28	Lease dated as of March 14, 2007, between TCAM Core Property Fund Operating LP and Lionbridge US, Inc. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2007, and incorporated herein by reference).

10.29	Lease amendment dated as of May 1, 2007, between Société Civile Immobilière Core Sophia and Lionbridge Technologies SARL (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.30	Lease amendment dated as of June 4, 2007, between IEF Vastgoad Pluto B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.31	Lease dated as of August 8, 2007, between Beijing Oriental Plaza Co., Ltd. And Beijing Lionbridge Global Solutions Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended September 30, 2007, and incorporated herein by reference).

10.32*	Agreement dated October 12, 2007, between Orrick Investments Pte Ltd. and Lionbridge Singapore Pte Ltd.

10.33**	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.34**	Non-competition Agreement between the Lionbridge Technologies, Inc. and Satish Maripuri dated March 1, 2004, (filed as Exhibit 10.66 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2004, and incorporated herein by reference).

10.35**	Non-competition Agreement between the Lionbridge Technologies, Inc. and Henri Broekmate dated March 24, 2004, (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2004, and incorporated herein by reference).

10.36**	Form of Restricted Stock Unit Agreement under the Lionbridge 1998 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2004, and incorporated herein by reference).

10.37**	Form of Restricted Stock Unit Award Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2006, and incorporated herein by reference).

10.38**	Employment Agreement dated as of September 19, 2006, between Rory Cowan and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.39**	Rory Cowan Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

Exhibit No.	Exhibit

10.40**	Rory Cowan Performance-Based Stock Option Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.41**	Transition Agreement, dated as of August 1, 2007, between Stephen J. Lifshatz and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on August 2, 2007, and incorporated herein by reference).

10.42**	Employment and Business Protection Agreement, effective as of September 17, 2007, between Donald M. Muir and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on September 11, 2007, and incorporated herein by reference).

10.43**	Lionbridge Amended and Restated Change of Control Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on November 7, 2006, and incorporated herein by reference).

10.44**	Form of Change of Control Agreement for Tier I Executives (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 7, 2006, and incorporated herein by reference).

10.45	Credit Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.46	Pledge Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.47	Security Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.48	Form of Revolving Note under the Credit Agreement dated as of December 21, 2006, (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.49	Form of Swingline Note under the Credit Agreement dated as of December 21, 2006, (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.50	Amendment and Joinder Agreement dated as of January 22, 2007, among Lionbridge Technologies, Inc., HSBC Bank USA, NA and the parties named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.51	Charge on Shares of Lionbridge International (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.52	Charge on Shares of Lionbridge International Finance Limited (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit

10.53	Notes issued by Lionbridge International Finance Limited to the Lenders under the Credit Agreement (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

14*	Lionbridge Technologies, Inc. Code of Conduct

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).