Form 10-Q
period 2008-03-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2008-05-09
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2008 was 57,655,737.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,034	$32,248
Accounts receivable, net of allowance of $689 at March 31, 2008 and December 31, 2007	77,538	83,611
Work in process	31,196	23,335
Other current assets	16,160	12,329

Total current assets	150,928	151,523
Property and equipment, net	15,860	13,449
Goodwill	131,213	131,213
Other intangible assets, net	26,328	28,441
Other assets	8,437	8,437

Total assets	$332,766	$333,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$274	$304
Accounts payable	19,209	20,217
Accrued compensation and benefits	20,404	21,164
Accrued outsourcing	13,804	12,150
Accrued merger and restructuring	1,434	1,878
Income taxes payable	1,999	3,042
Accrued expenses and other current liabilities	13,658	12,294
Deferred revenue	12,078	16,014

Total current liabilities	82,860	87,063

Long-term debt, less current portion	71,722	71,751
Deferred income taxes, long-term	7,620	7,504
Other long-term liabilities	11,831	10,591
Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 57,654,771 and 57,592,936 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	577	576
Additional paid-in capital	253,038	253,924
Accumulated deficit	(116,536)	(112,101)
Accumulated other comprehensive income	21,654	13,755

Total stockholders’ equity	158,733	156,154

Total liabilities and stockholders’ equity	$332,766	$333,063

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenue	$117,048	$108,616
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	80,875	72,218
Sales and marketing	8,817	7,951
General and administrative	23,175	20,582
Research and development	1,112	717
Depreciation and amortization	1,139	1,294
Amortization of acquisition-related intangible assets	2,113	2,114
Merger, restructuring and other charges	206	278

Total operating expenses	117,437	105,154

Income (loss) from operations	(389)	3,462
Interest expense:
Interest on outstanding debt	1,122	1,418
Amortization of deferred financing costs	44	46
Interest income	147	206
Other expense, net	2,411	491

Income (loss) before income taxes	(3,819)	1,713
Provision for income taxes	616	1,481

Net income (loss)	$(4,435)	$232

Net income (loss) per share of common stock:
Basic	$(0.08)	$0.00
Diluted	$(0.08)	$0.00

Weighted average number of common shares outstanding:
Basic	56,147	59,320
Diluted	56,147	60,791

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(4,435)	$232
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,603	1,737
Amortization of deferred financing charges	44	46
Depreciation and amortization	1,139	1,294
Amortization of acquisition-related intangible assets	2,113	2,114
Deferred income taxes	117	116
Net realized and unrealized foreign currency (gain)/loss on forward contracts	(3,386)	151
Other	16	8
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	10,400	(2,437)
Work in process	(6,384)	(8,808)
Other current assets	(3,090)	(3,941)
Other assets	468	(4,221)
Accounts payable	1,235	2,022
Income tax payable	(1,184)	(1,274)
Accrued compensation and benefits	(2,808)	(476)
Accrued outsourcing	855	1,819
Accrued merger and restructuring	(539)	(493)
Accrued expenses and other liabilities	1,394	4,256
Deferred revenue	(4,501)	427

Net cash used in operating activities	(6,943)	(7,428)

Cash flows from investing activities:
Purchases of property and equipment	(2,646)	(1,407)
Net proceeds from (payment of) foreign currency forward contracts	3,720	(46)

Net cash provided by (used in) investing activities	1,074	(1,453)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	7,400	300
Payments of short-term debt	(7,400)	(300)
Payments of long-term debt	(32)	(2,026)
Proceeds from issuance of common stock under stock option plans	12	249
Shares repurchased	(2,329)	—
Proceeds from issuance of capital lease obligations	—	255
Payments of capital lease obligations	(51)	(134)

Net cash used in financing activities	(2,400)	(1,656)

Net decrease in cash and cash equivalents	(8,269)	(10,537)
Effects of exchange rate changes on cash and cash equivalents	2,055	108
Cash and cash equivalents at beginning of period	32,248	27,354

Cash and cash equivalents at end of period	$26,034	$16,925

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, all of a normal nature, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with U.S. generally accepted accounting principles. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The 2005 Plan was amended on May 21, 2007, to adjust the vesting schedule of future automatic equity grants to non-employee directors of the Company from four years to two years. The maximum number of shares of common stock available for issuance under the 2005 Plan is 4,000,000 shares. At March 31, 2008, there were 473,978 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period. In the three months ended March 31, 2008, Lionbridge awarded 12,272 stock option grants under the 2005 Plan.

Lionbridge’s 1998 Stock Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the Plan expired on January 26, 2008. Accordingly, at March 31, 2008 there were no options available for future grant under the Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the Plan. Under the terms of the Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock. In the three months ended March 31, 2008, Lionbridge awarded 297,728 stock option grants under the 1998 Plan.

Restricted Stock Awards

Lionbridge issued 14,500 and 948,500 shares of restricted common stock and restricted stock units under the Company’s 2005 Incentive Plan and the 1998 Stock Plan, respectively, in the three-month period ended March 31, 2008 with a fair market value of $3.0 million for which restrictions on disposition lapse over four years from the date on each anniversary date.

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to the guidance of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”). Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $1.6 million and $1.7 million for the three-month periods ended March 31, 2008 and 2007, respectively, classified in the statement of operations line items as follows:

	Three Months Ended March 31,
	2008	2007
Cost of revenue	$36,000	$25,000
Sales and marketing	230,000	267,000
General and administrative	1,299,000	1,414,000
Research and development	38,000	31,000

Total stock-based compensation expense	$1,603,000	$1,737,000

3. DEBT

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At March 31, 2008, $71.7 million was outstanding with an interest rate of 4.2%.

4. COMPREHENSIVE INCOME

Total comprehensive income consists of net income (loss) and the net change in foreign currency translation adjustment, which is the primary component of accumulated other comprehensive income. Total comprehensive income was $3.4 million and $810,000 for the three-month periods ended March 31, 2008 and 2007, respectively.

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

Shares used in calculating basic and diluted earnings per share for the three-month periods ended March 31, 2008 and 2007, respectively, are as follows:

	Three Months Ended March 31,
	2008	2007
Weighted average number of shares of common stock outstanding—basic	56,147,000	59,320,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	—	1,471,000

Weighted average number of shares of common stock outstanding—diluted	56,147,000	60,791,000

Options, unvested restricted stock and warrants to purchase 8,330,000 and 4,540,000 shares of common stock for the three-month periods ended March 31, 2008 and 2007, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

6. MERGER, RESTRUCTURING AND OTHER CHARGES

During the three-month period ended March 31, 2008 Lionbridge recorded $206,000 of restructuring and other charges. The $206,000 of restructuring and other charges recorded in the three-month period ended March 31, 2008 included $53,000 for workforce reductions in Europe consisting of two technical staff, $101,000 recorded for vacated facilities, $52,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs associated with Exit or Disposal Activities” (“SFAS No. 146”), and related literature. Of these charges, $164,000 related to the Company’s Global Language and Content (“GLC”) segment and $42,000 related to the Global Development and Testing (“GDT”) segment. The Company made $639,000 of cash payments in the three-month period ended March 31, 2008, $634,000 and $5,000 related to the GLC and GDT segments, respectively.

During the three-month period ended March 31, 2007 Lionbridge recorded $278,000 of restructuring and other charges. The $278,000 of restructuring and other charges recorded in the three-month period ended March 31, 2007 included $167,000 for workforce reductions in Europe consisting of one technical and two administrative staff and $111,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in SFAS 146. The $278,000 of restructuring and other charges recorded during the three-month period ended March 31, 2007 related to the Company’s GLC segment. The Company made $383,000 of cash payments in the three-month period ended March 31, 2007, $303,000 and $80,000 related to the GLC and GDT segments, respectively.

The following table summarizes the accrual activity for the three months ended March 31, 2008 and 2007, respectively, by initiative:

	2008	2007
Beginning balance, January 1	$2,365,000	$2,388,000
Employee severance:
Merger and restructuring charges recorded (1)	53,000	167,000
Cash payments related to liabilities assumed and recorded on business combinations	—	(3,000)
Cash payments related to liabilities recorded on exit or disposal activities	(350,000)	(27,000)

	(297,000)	137,000

Vacated facility/Lease termination:
Merger and restructuring charges recorded (1)	125,000	111,000
Cash payments related to liabilities assumed and recorded on business combinations	(208,000)	(56,000)
Cash payments related to liabilities recorded on exit or disposal activities	(81,000)	(297,000)

	(164,000)	(242,000)

Ending balance, March 31	$1,904,000	$2,283,000

(1)	Charges recorded pursuant to the guidance in SFAS No. 146 and related literature.

At March 31, 2008, the Company’s consolidated balance sheet includes accruals totaling $1.9 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.4 million of these will be fully utilized within twelve months. The remaining $470,000 relates to lease obligations on unused facilities expiring through 2011 and is included in long-term liabilities.

7. INCOME TAXES

On January 1, 2007, Lionbridge adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), and recognized a $185,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings. The balance of unrecognized tax benefits at March 31, 2008, including interest and penalties, was $2.9 million, of which $1.3 million would affect earnings if recognized. Lionbridge recognizes interest accrued related to unrecognized tax benefits in tax expense. As a result, in the three months ended March 31, 2008, Lionbridge recorded $26,000 of gross interest expense, or $17,000 net of the federal tax benefit, in tax expense. Penalties, if incurred, would also be recognized as a component of tax expense. At March 31, 2008, Lionbridge had approximately $96,000 of interest accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $63,000. The net increase in the liability during the three months ended March 31, 2008 was as follows:

Balance at December 31, 2007	$2,498,000
Addition based on prior year tax position	371,000

Balance at March 31, 2008	$2,869,000

In connection with the acquisition of Bowne Global Solutions (“BGS”), Bowne & Co., Inc. (“Bowne”) agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. The Company determined that its gross unrecognized tax affected benefits related to the acquisition of BGS and subject to indemnification were approximately $4.0 million. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related FIN 48 liability as of January 1, 2007 for this amount. A change in interest rate and penalties assumptions in 2007 resulted in a net reduction to the FIN 48 liability and Indemnification Receivable of $428,000 to $3.5 million. At March 31, 2008 the gross unrecognized tax affected benefits are $3.6 million.

The components of the provision for income taxes are as follows for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Current:
Federal	$—	$—
State	6,000	26,000
Foreign	493,000	1,339,000

Total current provision	499,000	1,365,000
Deferred:
Federal	$117,000	$116,000

Total provision for income taxes	$616,000	$1,481,000

The tax provision for the three-month periods ended March 31, 2008 and 2007 consists primarily of taxes on income in foreign jurisdictions, a deferred tax provision of $117,000 and $116,000, respectively, related to tax-deductible goodwill from the BGS acquisition and interest and penalties assumed in relation to the Company’s uncertain tax positions. The Company reasonably anticipates that the unrecognized tax benefit relative to FIN 48 will not change significantly within the next twelve months. The tax provision for the three-month period ended March 31, 2007 consists primarily of taxes on income in foreign jurisdictions and deferred taxes related to tax deductible goodwill acquired from the BGS acquisition.

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

At March 31, 2008, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits.

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

Global Development and Testing (“GDT”)—this segment includes Lionbridge’s development, engineering and testing services for software, hardware, websites, search engines and content. Specifically, GDT includes the development and maintenance of applications as well as testing to ensure the quality, interoperability, usability and performance of clients’ software, hardware, consumer technology products, web sites and content. Lionbridge’s testing services also include product certification and competitive analysis. Lionbridge offers its testing services under the VeriTest brand.

Interpretation—this segment includes interpretation services provided by Lionbridge to government organizations and businesses that require human interpreters.

Lionbridge has determined its operating segments based on the service performed. While the Company allocates revenue and costs according to these operating segments to the best of its ability, in some cases, customers may select Lionbridge to provide multiple services that span the Company’s operating segments. During 2007 a large client expanded an existing program with the Company. While this program had historically been managed by the Company’s GLC segment due to the nature of the work the Company had previously performed for this client, in 2008 the Company determined the nature of this new, expanded program with the client more accurately reflects the nature of work performed in its GDT segment and moved the management of the program to its GDT segment. As a result, the Company has reclassified $1.9 million of revenue and $451,000 of net income associated with this client program from its GLC segment into its GDT segment for the quarter ended March 31, 2007.

The table below presents information about the reported net income of the Company for the three-month periods ended March 31, 2008 and 2007. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Three Months Ended March 31,
	2008	2007
External revenue:
Global Language and Content	$87,362,000	$85,049,000
Global Development and Testing	22,824,000	17,867,000
Interpretation	6,862,000	5,700,000

	$117,048,000	$108,616,000

Net income:
Global Language and Content	$5,178,000	$9,536,000
Global Development and Testing	4,029,000	3,029,000
Interpretation	722,000	714,000

Less: corporate and other expenses	(14,364,000)	(13,047,000)

	$(4,435,000)	$232,000

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

Lionbridge assesses the impairment of goodwill and other intangible assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price at or near the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of intangibles or goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment on an annual basis. At December 31, 2007, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was required. Estimating future cash flows requires management to make projections that can differ materially from actual results.

The Company evaluates whether there has been an impairment in the carrying value of its intangible assets, in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets,” if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of acquired customer relationships (recorded with the BGS acquisition) include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

The following table summarizes other intangible assets at March 31, 2008 and December 31, 2007, respectively.

	March 31, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$12,274,000	$19,726,000	$32,000,000	$11,071,000	$20,929,000
BGS acquired customer contracts	14,000,000	7,653,000	6,347,000	14,000,000	6,912,000	7,088,000
BGS acquired technology	2,317,000	2,062,000	255,000	2,317,000	1,893,000	424,000

	$48,317,000	$21,989,000	$26,328,000	$48,317,000	$19,876,000	$28,441,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at March 31, 2008 in the fiscal periods as follows:

Year ending December 31,
2008	$6,328,000
2009	5,520,000
2010	4,893,000
2011	2,332,000
2012	1,921,000
Thereafter	5,334,000

$26,328,000

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases. On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases. In addition, on October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants have separately opposed those motions. The motions to certify classes in the six focus cases remain pending.

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

11. FAIR VALUE MEASUREMENTS

On January 1, 2008, Lionbridge adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for the Company’s financial assets and liabilities. The adoption of SFAS No. 157 did not materially impact Lionbridge’s financial position, results of operations or liquidity. In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), Lionbridge elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on Lionbridge’s financial position, results of operations or liquidity. Lionbridge did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed on a recurring basis as of March 31, 2008.

SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that Lionbridge uses to measure fair value, as well as the assets and liabilities that the Company values using those levels of inputs.

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge does not have any financial assets or liabilities as of March 31, 2008 designated as Level 1.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities are an interest rate swap and foreign exchange forward contracts whose fair value we determine using pricing models predicated upon observable market inputs.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge does not have any financial assets and liabilities as of March 31, 2008 designated as Level 3.

The following table sets forth the financial assets and liabilities as of March 31, 2008 that Lionbridge measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Level 1	Level 2	Level 3	Balance as of March 31, 2008
Assets:
Foreign exchange forward contracts	$—	$58,000	$—	$58,000
Liabilities:
Interest rate swap	$—	$901,000	$—	$901,000
Foreign exchange forward contracts	—	94,000	—	94,000

12. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have a material impact on our financial position, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157”, which allows for the deferral of the adoption date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for the assets and liabilities within the scope of FSP FAS 157-2. Refer to Note 11, Fair Value Measurements, of this Form 10-Q, for our disclosures pursuant to the effective portion of SFAS No. 157. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 14, 2008 (SEC File No. 000-26933) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The forward-looking statements in this Form 10-Q are made as of the date of this filing only, and Lionbridge does not undertake to update or supplement these statements due to changes in circumstances or otherwise.

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

For the three-month period ended March 31, 2008, Lionbridge’s loss from operations was $389,000, with a net loss of $4.4 million. For the year ended December 31, 2007, the Company’s income from operations was $9.0 million with a net loss of $4.2 million. As of March 31, 2008, the Company had an accumulated deficit of $116.5 million.

Certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro, as a large portion of its cost of sales and general and administrative expenses are payable in Euro, while the majority of its revenues are recorded in Euro. Over the past year, there has been a decline in the value of the U.S. Dollar relative to the Euro. During the quarter ended March 31, 2008, there was a 5% decline in the value of the U.S. Dollar relative to the Euro from the quarter ended December 31, 2007 and a 16% decline from the quarter ended March 31, 2007. The impact of this significant decline in the value of the U.S. Dollar relative to the Euro in the reported periods is reflected in the Company’s financial results for the period ended March 31, 2008. While the depreciation in the U.S. Dollar has contributed to increased revenue for the quarter ended March 31, 2008, particularly in the GLC segment, the Company’s operating income and net income were negatively impacted due to higher costs related to Euro-denominated payment obligations to third party outsourcers, lease obligations and compensation. The higher costs associated with the depreciation of the U.S. dollar during the quarter ended March 31, 2008 offset the benefits of the incremental revenue and of cost reduction initiatives undertaken by the Company during the period.

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

Valuation of Goodwill and Other Intangible Assets

Lionbridge assesses the impairment of goodwill and other intangible assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price at or near the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of intangibles or goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment on an annual basis. At December 31, 2007, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was required. Estimating future cash flows requires management to make projections that can differ materially from actual results.

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

Merger, Restructuring and Other Charges

During the three-month period ended March 31, 2008 Lionbridge recorded $206,000 of restructuring and other charges. The $206,000 of restructuring and other charges recorded in the three-month period ended March 31, 2008 included $53,000 for workforce reductions in Europe consisting of two technical staff, $101,000 recorded for vacated facilities, $52,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs associated with Exit or Disposal Activities” (“SFAS No. 146”), and related literature. Of these charges, $164,000 related to the Company’s Global Language and Content (“GLC”) segment and $42,000 related to the Global Development and Testing (“GDT”) segment. The Company made $639,000 of cash payments in the three-month period ended March 31, 2008, $634,000 and $5,000 related to the GLC and GDT segments, respectively.

During the three-month period ended March 31, 2007 Lionbridge recorded $278,000 of restructuring and other charges. The $278,000 of restructuring and other charges recorded in the three-month period ended March 31, 2007 included $167,000 for workforce reductions in Europe consisting of one technical and two administrative staff and $111,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in SFAS 146. The $278,000 of restructuring and other charges recorded during the three-month period ended March 31, 2007 related to the Company’s GLC segment. The Company made $383,000 of cash payments in the three-month period ended March 31, 2007, $303,000 and $80,000 related to the GLC and GDT segments, respectively.

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The 2005 Plan was amended on May 21, 2007, to adjust the vesting schedule of future automatic equity grants to non-employee directors of the Company from four years to two years. The maximum number of shares of common stock available for issuance under the 2005 Plan is 4,000,000 shares. At March 31, 2008, there were 473,978 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period. In the three months ended March 31, 2008, Lionbridge awarded 12,272 stock option grants under the 2005 Plan.

Lionbridge’s 1998 Stock Plan (the “Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the Plan expired on January 26, 2008. Accordingly, at March 31, 2008 there were no options available for future grant under the Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the Plan. Under the terms of the Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock. In the three months ended March 31, 2008, Lionbridge awarded 297,728 stock option grants under the 1998 Plan.

Restricted Stock Awards

Lionbridge issued 14,500 and 948,500 shares of restricted common stock and restricted stock units under the Company’s 2005 Incentive Plan and the 1998 Stock Plan, respectively, in the three-month period ended March 31, 2008 with a fair market value of $2.7 million for which restrictions on disposition lapse over four years from the date on each anniversary date.

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to the guidance of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”). Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $1.6 million and $1.7 million for the three-month periods ended March 31, 2008 and 2007, respectively, classified in the statement of operations line items as follows:

	Three Months Ended March 31,
	2008	2007
Cost of revenue	$36,000	$25,000
Sales and marketing	230,000	267,000
General and administrative	1,299,000	1,414,000
Research and development	38,000	31,000

Total stock-based compensation expense	$1,603,000	$1,737,000

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended March 31,
	2008	2007
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	69.1	66.5
Sales and marketing	7.5	7.3
General and administrative	19.8	18.9
Research and development	0.9	0.7
Depreciation and amortization	1.0	1.2
Amortization of acquisition-related intangible assets	1.8	1.9
Merger, restructuring and other charges	0.2	0.3

Total operating expenses	100.3	96.8

Income (loss) from operations	(0.3)	3.2
Interest expense:
Interest in outstanding debt	1.0	1.3
Amortization of deferred financing costs	—	—
Interest income	0.1	0.2
Other expense, net	2.1	0.5

Income (loss) before income taxes	(3.3)	1.6
Provision for income taxes	0.5	1.4

Net income (loss)	(3.8)%	0.2%

Revenue. The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
	2008		2007
GLC	$87,362,000	75%	$85,049,000	79%
GDT	22,824,000	19%	17,867,000	16%
Interpretation	6,862,000	6%	5,700,000	5%

Total revenue	$117,048,000	100%	$108,616,000	100%

Revenue for the quarter ended March 31, 2008 was $117.0 million, an increase of $8.4 million, or 7.8%, from $108.6 million for the quarter ended March 31, 2007. Revenue growth during the first quarter of 2008 in each of the GLC, GDT and Interpretation segments was $2.3 million, $5.0 million and $1.2 million, respectively, as compared to the quarter ended March 31, 2007. Lionbridge conducts a large portion of its business in international markets. Approximately 46.6% of its revenue is denominated in foreign currencies for the quarter ended March 31, 2008. The principal foreign currency applicable to Lionbridge’s business is the Euro. Approximately 33.6% of revenue was denominated in Euro for the quarter ended March 31, 2008, and a majority of this revenue is concentrated in the GLC business. During the quarter ended March 31, 2008, the U.S. dollar declined significantly against most foreign currencies, in particular the Euro. A fluctuation in foreign currency exchange rates primarily affects the GLC business. The Company’s revenue increased approximately $1.7 million as the result of organic growth and approximately $6.7 million due to the significant decline in the exchange rate of the U.S. dollar against most foreign currencies period-over-period. This increase in revenue related to a decline in the U.S dollar’s exchange rates was partially offset by a $1.6 million increase in deferred revenue which negatively impacted comparative recognized revenue in the GLC business.

Revenue from the Company’s GLC business for the quarter ended March 31, 2008 increased $2.3 million, or 2.7%, to $87.4 million from $85.0 million for the quarter ended March 31, 2007. As compared to the quarter ended March 31, 2007, revenues increased approximately $6.4 million due to the decline in the U.S. dollar’s exchange rates, in particular the Euro, while organic growth declined approximately $4.3 million during the quarter ended March 31, 2008, which was partially the result of an increase of $1.6 million in deferred revenue in the GLC business; additionally GLC was negatively impacted by a slower release cycle from a major customer in the first quarter of 2008 as compared to the first quarter of 2007.

Revenue from the Company’s GDT business was $22.8 million for the quarter ended March 31, 2008, an increase of $5.0 million, or 27.7%, from $17.9 million for the quarter ended March 31, 2007. The period-over-period increase in GDT revenue was primarily due to increased revenue from large programs for existing customers. Revenue in the GDT business is not materially impacted by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation business for the quarter ended March 31, 2008 was $6.9 million, an increase of $1.2 million, or 20.4% from $5.7 million for the quarter ended March 31, 2007 primarily due to increased volume from a large existing program and a new customer. The Interpretation business is not materially impacted by fluctuations in foreign currency exchange rates.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31, 2008	% Change Q1 07 to Q1 08	Three Months Ended March 31, 2007
GLC:
Cost of revenue	$60,947,000	8.0%	$56,429,000
Percentage of revenue	69.8%		66.3%

GDT:
Cost of revenue	14,563,000	27.4%	11,435,000
Percentage of revenue	63.8%		64.0%

Interpretation:
Cost of revenue	5,365,000	23.2%	4,354,000
Percentage of revenue	78.2%		76.4%

Total cost of revenue	$80,875,000		$72,218,000

Percentage of revenue	69.1%		66.5%

For the quarter ended March 31, 2008, as a percentage of revenue, cost of revenue increased to 69.1% as compared to 66.5% for the three months ended March 31, 2007 primarily due to the negative impact of the decline in the exchange rate of the U.S. dollar against most foreign currencies and changes in the revenue and service mix. The Company estimates that the decline of the U.S. dollar negatively impacted cost of revenue by over 270 basis points, period-over-period, essentially offsetting the benefits realized from the deployment and use of Lionbridge’s language management technology platform, and lower internal operating costs resulting from certain restructuring and cost reduction actions initiated over the past few years.

Each segment provides distinctive services with different gross margins. For the quarter ended March 31, 2008, GLC, GDT and Interpretation accounted for approximately 74.6%, 19.5% and 5.9% of the total revenue. For the quarter ended March 31, 2007 GLC, GDT and Interpretation accounted for approximately 78.3%, 16.4% and 5.2% of the total revenue.

For the quarter ended March 31, 2008, cost of revenue increased $8.7 million, or 12.0%, to $80.9 million as compared to $72.2 million for the corresponding period of the prior year. The increase was primarily in support of $8.4 million of incremental revenue as compared to the corresponding period of the prior year. The increase also includes approximately $7.6 million due to the depreciation of the U.S. dollar against foreign currencies as noted above, with the balance due to changes in the revenue and service mix period-over-period.

For the quarter ended March 31, 2008, cost of revenue as a percentage of revenue in the Company’s GLC business increased to 69.8% as compared to 66.3% for the quarter ended March 31, 2007. Cost of revenue increased $4.5 million to $60.9 million compared to $56.4 million for the same quarter of the prior year. This increase reflects higher costs for translation services, mainly due the negative impact of the decline in the exchange rate of the U.S. dollar against most foreign currencies, and variations in work mix. As noted above, the negative impact of the decline in the exchange rate of the U.S. dollar against most foreign currencies significantly impacted the cost of revenue ratios in the GLC business. The Company estimates that the decline of the U.S. dollar impacted cost of revenue by over 270 basis points, period-over-period, essentially offsetting the benefits realized from the deployment and use of Lionbridge’s language management technology platform, and lower internal operating costs resulting from certain restructuring and cost reduction actions initiated over the past few years.

Cost of revenue as a percentage of revenue in the Company’s GDT business decreased slightly to 63.8% for the quarter ended March 31, 2008 as compared to 64.0% for the quarter ended March 31, 2007. This decrease was primarily due to work mix variation in services provided consisting of a higher proportion of variable costs, partially offset by the U.S. dollar’s decline against the Indian Rupee and the Euro in the quarter ended March 31, 2008 as compared to the same period of the prior year. For the quarter ended March 31, 2008, GDT cost of revenue increased $3.1 million, or 27.4%, to $14.6 million as compared to $11.4 million for the corresponding quarter of the prior year. This increase was primarily associated with the $5.2 million increase in revenue period-over-period, and to a lesser degree work mix variation in services as compared to the corresponding quarter of the prior year. The increase includes approximately $940,000 due to the depreciation of the U.S. dollar against foreign currencies as noted above.

Cost of revenue as a percentage of revenue in the Company’s Interpretation business increased to 78.2% for the quarter ended March 31, 2008 as compared to 76.4% for the quarter ended March 31, 2007. This increase is primarily due to pricing and work mix variations in services, including the sourcing and engagement of higher cost interpreters to support increased demand for certain languages that are difficult to procure, and higher travel costs as compared to the corresponding quarter of the prior year. The Company’s Interpretation business is not materially impacted by foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation/CRM system expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
	2008	2007
Total sales and marketing expenses	$8,817,000	$7,951,000
Increase from prior year	866,000
Percentage of revenue	7.5%	7.3%

Sales and marketing expenses increased $866,000, or 10.9%, to $8.8 million for the quarter ended March 31, 2008 as compared to $8.0 million for the quarter ended March 31, 2007. As a percentage of revenue, sales and marketing expenses increased to 7.5% as compared to 7.3% for the quarter ended March 31, 2007. This increase is primarily attributable to increased compensation and travel expense to support increased revenue levels from period to period as well as projected revenue growth in the future. Additionally, the increase reflects increased spending on marketing initiatives period-over-period. Approximately $340,000 of the increase for the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007, is due to the depreciation of the U.S. dollar against foreign currencies.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
	2008	2007
Total general and administrative expenses	$23,175,000	$20,582,000
Increase from prior year	2,593,000
Percentage of revenue	19.8%	18.9%

General and administrative expenses increased $2.6 million, or 12.6%, to $23.2 million for the quarter ended March 31, 2008 as compared to $20.6 million for the quarter ended March 31, 2007. Approximately $1.7 million of the increase is attributable to the decline in the U.S. dollar’s exchange rate against most foreign currencies, in particular the Euro and Indian Rupee. Approximately 62.0% of general and administrative expenses are denominated in non-U.S. dollars, primarily the Euro and Indian Rupee, and of that amount a majority of these expenses relate to rent and compensation expense in the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007. As a percentage of revenue, general and administrative expenses increased to 19.8% for the quarter ended March 31, 2008, as compared to 18.9%, for the same period of the prior year, due primarily to the items noted above, as well as the impact of supporting the increase in revenue from period to period.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
	2008	2007
Total research and development expense	$1,112,000	$717,000
Increase from prior year	395,000
Percentage of revenue	0.9%	0.7%

Research and development expense increased to $1.1 million for the quarter ended March 31, 2008 as compared to $717,000 for the corresponding period of the prior year. Approximately $115,000 of the increase for the quarter ended March 31, 2008 is due to the depreciation of the U.S. dollar against foreign currencies.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
	2008	2007
Total depreciation and amortization expense	$1,139,000	$1,294,000
Decrease from prior year	155,000
Percentage of revenue	1.0%	1.2%

Depreciation and amortization expense decreased to $1.1 million for the quarter ended March 31, 2008 as compared to $1.3 million for the quarter ended March 31, 2007. The decrease for the quarter ended March 31, 2008 as compared to the corresponding period of the prior year is primarily due to the culmination of depreciable lives of certain assets acquired in prior years. This decrease was partially offset by increases attributable to a decline in foreign currency exchange rates of approximately $110,000 for the quarter ended March 31, 2008 as compared to the corresponding period of the prior year.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months ended March 31, 2008 and 2007 of $2.1 million relates solely to the amortization of identifiable intangible assets.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the quarter ended March 31, 2008 of $1.2 million decreased $298,000 from $1.5 million for the quarter ended March 31, 2007. The decrease reflects the impact of $4.0 million of principal debt reduction period-over-period coupled with lower interest rates.

Other Expense, Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $2.4 million in other expense, net, in the quarter ended March 31, 2008, as compared to $491,000 in other expense, net, in the corresponding quarter of the prior year. This increase was primarily attributable to the decline in the U.S. dollar versus the Euro. Lionbridge recorded net realized and unrealized foreign currency gains of $3.4 million on forward contracts in the quarter ended March 31, 2008 and net realized and unrealized foreign currency losses of $151,000 on forward contracts in the quarter ended March 31, 2007.

Provision for Income Taxes. The following table shows the provision for income taxes expense in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
	2008	2007
Provision for income taxes	$616,000	$1,481,000
Decrease from prior year	865,000
Percentage of revenue	0.5%	1.4%

The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions, transfer pricing and interest and penalties associated with uncertain tax positions, and deferred tax liabilities related to the tax deductible goodwill from the BGS acquisition. The tax provision decreased $865,000 to $616,000 for the quarter ended March 31, 2008 from $1.5 million in the corresponding quarter of the prior year. This decrease is primarily due to lower foreign profits which are subject to tax by the foreign jurisdictions due to treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model.

Liquidity and Capital Resources

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”), replacing the Company’s Term Loan B and Revolving Credit Facility that had been in place since September 1, 2005. The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At March 31, 2008, $71.7 million was outstanding with an interest rate of 4.2%.

The following table shows cash and cash equivalents and working capital at March 31, 2008 and at December 31, 2007:

	March 31, 2008	December 31, 2007
Cash and cash equivalents	$26,034,000	$32,248,000
Working capital	68,068,000	64,460,000

Lionbridge’s working capital increased $3.6 million to $68.1 million at March 31, 2008, as compared to $64.5 million at December 31, 2007. The increase was driven by the growth of the business during the three months ended March 31, 2008. As of March 31, 2008, cash and cash equivalents totaled $26.0 million, a decrease of $6.2 million from $32.2 million at December 31, 2007, primarily due to $6.9 million net cash used in operating activities of the business, $2.1 million increase in cash due to exchange rate changes in the period and $1.1 million cash provided from investing, including $3.7 million net proceeds from foreign currency forward contracts, partially offset by $2.6 million for purchases of property and equipment and $2.4 million of net cash used in financing, including $2.3 million for the repurchase of shares.

Accounts receivable and work in process totaled $108.7 million, an increase of $1.8 million as compared to $106.9 million at December 31, 2007. Other current assets increased $3.8 million to $16.2 million as compared to $12.3 million at December 31, 2007. Current liabilities totaled $82.9 million at March 31, 2008, a decrease of $4.2 million as compared to $87.1 million at December 31, 2007.

The following table shows the net cash used in operating activities, net cash provided by (used in) investing activities, and net cash used in financing activities for the nine months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
	2008	2007
Net cash used in operating activities	$6,943,000	$7,428,000
Net cash provided by (used in) investing activities	1,074,000	(1,453,000)
Net cash used in financing activities	2,400,000	1,656,000

Net cash used in operating activities was $6.9 million for the three months ended March 31, 2008, as compared to $7.4 million for the corresponding period of the prior year. The $6.9 million cash used in operating activities was due to net loss of $4.4 million (inclusive of $1.6 million in depreciation, amortization, stock-based compensation and other non-cash expenses, net of realized and unrealized foreign currency gains on forward contracts of $3.4 million), a $4.0 million net decrease in accounts receivable and work in process, a $2.6 million increase in other operating assets, a $1.0 million decrease in accounts payable, accrued expenses and other operating liabilities, and a $4.5 million decrease in deferred revenue.

In the three months ended March 31, 2007, the net cash used in operating activities was $7.4 million. The primary use of cash was due to net income of $232,000 (inclusive of $5.5 million in depreciation, amortization, stock based compensation and other non-cash expenses, net of realized and unrealized foreign currency losses on forward contract of $151,000), a $2.4 million increase in accounts receivable, a $8.8 million increase in work in process, a $8.2 million increase in other operating assets, a $5.9 million increase in accounts payable, accrued expenses and other operating liabilities, and a $427,000 increase in deferred revenue.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash provided by investing activities increased $2.5 million to $1.1 million for the three months ended March 31, 2008, as compared to $1.5 million cash used in investing activities for the corresponding period of the prior year. The primary investing activity in the three months ended March 31, 2008 was $3.7 million net proceeds from foreign currency forward contracts partially offset by $2.6 million for the purchase of property and equipment.

In the three months ended March 31, 2007, the net cash used in investing activities was $1.4 million primarily for the purchase of property and equipment.

During the quarter ended September 30, 2007, Lionbridge announced that its Board of Directors authorized the repurchase up to $12.0 million of shares of the Company’s outstanding common stock. As of January 24, 2008, the Company acquired 3.7 million shares of its common stock for $12.0 million at a volume weighted average price of $3.25 per share. In February 2008, the Company’s Board of Directors authorized an incremental repurchase program of up to $12.0 million of the Company’s common stock according to working capital requirements and management discretion. During the quarter ended March 31, 2008, the Company acquired 146,468 shares of its common stock for $470,000 at a volume weighted average price of $3.21 per share. As of March 31, 2008, under the combined programs the Company has purchased 3.8 million shares of its common stock at a volume weighted average price of $3.25 per share and total cost of $12.5 million.

Net cash used in financing activities for the three months ended March 31, 2008 was $2.4 million, an increase of $744,000 as compared to $1.7 million net cash used in financing activities for the corresponding period of 2007. Cash used in financing activities consisted of $2.3 million of payments for the repurchase of shares, $12,000 of proceeds from the issuance of common stock under option plans, $51,000 for payments of capital lease obligations.

In the three months ended March 31, 2007, the net cash used in financing activities was $1.7 million. The primary use of cash in financing activities consisted of $2.0 million of payments of long-term debt, $249,000 of proceeds from the issuance of common stock under option plans, $255,000 in proceeds from the issuance of capital leases and $134,000 for payments of capital lease obligations.

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

Contractual Obligations

As of March 31, 2008, there are no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In January 2007, Lionbridge adopted FIN 48 which resulted in an increase to the Company’s income tax liabilities of approximately $185,000 to $1.5 million from the amount recorded at December 31, 2006. Tax provisions during the three months ended March 31, 2008, primarily related to accrued interest, have increased these balances by $371,000 to $2.9 million.

Additionally, in connection with the acquisition of BGS, the Company has recorded a FIN 48 tax liability of approximately $4.0 million related to tax liabilities accruing on or prior to the acquisition date of September 1, 2005 that Bowne & Co., Inc. agreed to indemnify. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related FIN 48 liability for this amount. As of March 31, 2008 the FIN 48 tax liability balance is approximately $3.6 million. The timing of settlement of these tax liabilities is uncertain at this time.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have a material impact on our financial position, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157”, which allows for the deferral of the adoption date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for the assets and liabilities within the scope of FSP FAS 157-2. Refer to Note 10, Fair Value Measurements, of this Form 10-Q, for our disclosures pursuant to the effective portion of SFAS No. 157. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations or liquidity.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of March 31, 2008, $71.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $301,000 impact on the Company’s interest expense based on the $71.7 million outstanding at March 31, 2008 with an interest rate of 4.2%. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. The $20.0 million notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. The fair value of the interest rate derivative was a liability of $901,000 at March 31, 2008. A 10% increase in interest rates would increase the derivative’s fair value by approximately $295,000. A 10% decrease in interest rates would decrease the derivative’s fair value by approximately $302,000. The interest rate swap is designated as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and there is no hedge ineffectiveness at March 31, 2008. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits with investment grade banks and maturities less than 30 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 65% of its costs and expenses for the three-month periods ended March 31, 2008 and 2007 were denominated in foreign currencies. In addition, 24% and 15% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of March 31, 2008 and December 31, 2007, respectively, while 8% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of March 31, 2008 and December 31, 2007. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $111.0 million and $100.0 million as of March 31, 2008 and December 31, 2007, respectively. The principal foreign currency applicable to our business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments not designated as hedges in accordance with SFAS No. 133. The Company had forward contracts outstanding in the notional amount of $73.3 million at March 31, 2008 and recorded a net of $36,000 in liabilities to recognize the fair value of these forward contracts. A 10% appreciation in the U.S. dollar’s value relative to the hedge currencies would decrease the forward contracts’ fair value by approximately $5.0 million at March 31, 2008. A 10% depreciation in the U.S. dollar’s value relative to the hedge currencies would increase the forward contract’s fair value by approximately $4.4 million. Any increase or decrease in the fair value of the Company’s currency exchange rate sensitive forward contracts would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset or liability.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases. On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases. In addition, on October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants have separately opposed those motions. The motions to certify classes in the six focus cases remain pending.

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

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 14, 2008 (SEC File No. 000-26933), as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, the Company withheld 51,242 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2008 – January 31, 2008	855	$3.07
February 1, 2008 – February 29, 2008	50,387	$2.95

In addition, upon the termination of employees during the quarter ended March 31, 2008, 46,500 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended March 31, 2008:

Period	Total Number of Shares Forfeited
February 1, 2008 – February 29, 2008	2,500
March 1, 2008 – March 31, 2008	44,000

Item 6.	Exhibits

(a) Exhibits.

10.1*	Lease dated as of March 6, 2008 between Dominion Corporate Trustees Limited and Lionbridge UK Limited.

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ DONALD M. MUIR
Donald M. Muir Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: May 9, 2008

Exhibit Index

Exhibit Number	Description
10.1 *	Lease dated as of March 6, 2008 between Dominion Corporate Trustees Limited and Lionbridge UK Limited.

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.