Form 10-Q
period 2008-06-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2008-08-11
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2008 was 57,074,187.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,804	$32,248
Accounts receivable, net of allowance of $685 and $689 at June 30, 2008 and December 31, 2007, respectively	82,310	83,611
Work in process	26,440	23,335
Other current assets	13,831	12,329

Total current assets	151,385	151,523
Property and equipment, net	16,744	13,449
Goodwill	130,770	131,213
Other intangible assets, net	24,215	28,441
Other assets	7,912	8,437

Total assets	$331,026	$333,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$219	$304
Accounts payable	21,385	20,217
Accrued compensation and benefits	22,915	21,164
Accrued outsourcing	13,335	12,150
Accrued merger and restructuring	1,051	1,878
Income taxes payable	282	3,042
Accrued expenses and other current liabilities	13,230	12,294
Deferred revenue	11,235	16,014

Total current liabilities	83,652	87,063

Long-term debt, less current portion	68,786	71,751
Deferred income taxes, long-term	7,741	7,504
Other long-term liabilities	11,325	10,591
Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 57,073,997 and 57,592,936 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	571	576
Additional paid-in capital	252,881	253,924
Accumulated deficit	(115,628)	(112,101)
Accumulated other comprehensive income	21,698	13,755

Total stockholders’ equity	159,522	156,154

Total liabilities and stockholders’ equity	$331,026	$333,063

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$125,475	$114,591	$242,523	$223,207
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	85,921	74,806	166,796	147,024
Sales and marketing	8,903	8,571	17,720	16,522
General and administrative	22,807	21,319	45,982	41,901
Research and development	1,337	785	2,449	1,502
Depreciation and amortization	1,272	1,324	2,411	2,618
Amortization of acquisition-related intangible assets	2,113	2,113	4,226	4,227
Merger, restructuring and other charges	221	972	427	1,250

Total operating expenses	122,574	109,890	240,011	215,044

Income from operations	2,901	4,701	2,512	8,163
Interest expense:
Interest on outstanding debt	971	1,388	2,093	2,806
Amortization of deferred financing costs and discount on debt	45	49	89	95
Interest income	102	119	249	325
Other expense, net	478	598	2,889	1,089

Income (loss) before income taxes	1,509	2,785	(2,310)	4,498
Provision for income taxes	601	2,598	1,217	4,079

Net income (loss)	$908	$187	$(3,527)	$419

Net income (loss) per share of common stock:
Basic	$0.02	$0.00	$(0.06)	$0.01
Diluted	$0.02	$0.00	$(0.06)	$0.01
Weighted average number of common shares outstanding:
Basic	55,915	59,540	56,028	59,432
Diluted	56,486	60,929	56,028	60,822

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(3,527)	$419
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	3,129	3,757
Amortization of deferred financing charges	89	95
Depreciation and amortization	2,411	2,618
Amortization of acquisition-related intangible assets	4,226	4,227
Deferred income taxes	238	232
Net realized and unrealized foreign currency (gain)/loss on forward contracts	(2,923)	34
Other	81	(42)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,427	(13,742)
Work in process	(1,916)	1,401
Other current assets	(50)	(4,249)
Other assets	872	(4,117)
Accounts payable	3,930	(117)
Income tax payable	(2,905)	2,130
Accrued compensation and benefits	(491)	(438)
Accrued outsourcing	439	2,507
Accrued merger and restructuring	(931)	69
Accrued expenses and other liabilities	1,101	4,025
Deferred revenue	(5,374)	2,635

Net cash provided by operating activities	3,826	1,444

Cash flows from investing activities:
Purchases of property and equipment	(4,757)	(2,843)
Purchase price adjustment for businesses acquired	444	—
Net proceeds from (payment of) foreign currency forward contracts	2,409	(119)

Net cash used in investing activities	(1,904)	(2,962)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	8,900	15,100
Payments of short-term debt	(8,900)	(15,100)
Payments of long-term debt	(3,054)	(2,054)
Proceeds from issuance of common stock under stock option plans	375	348
Shares repurchased	(4,345)	—
Proceeds from issuance of capital lease obligations	—	257
Payments of capital lease obligations	(28)	(187)

Net cash used in financing activities	(7,052)	(1,636)

Net decrease in cash and cash equivalents	(5,130)	(3,154)
Effects of exchange rate changes on cash and cash equivalents	1,686	1,718
Cash and cash equivalents at beginning of period	32,248	27,354

Cash and cash equivalents at end of period	$28,804	$25,918

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, all of a normal nature, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with U.S. generally accepted accounting principles. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The 2005 Plan was amended on May 21, 2007, to adjust the vesting schedule of future automatic equity grants to non-employee directors of the Company from four years to two years. The maximum number of shares of common stock available for issuance under the 2005 Plan is 4,000,000 shares. At June 30, 2008, there were 465,665 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period. In the six months ended June 30, 2008, Lionbridge awarded 62,272 stock option grants under the 2005 Plan.

Lionbridge’s 1998 Stock Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the 1998 Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. Accordingly, at June 30, 2008 there were no options available for future grant under the 1998 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the 1998 Plan. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock. In the six months ended June 30, 2008, Lionbridge awarded 297,728 stock option grants under the 1998 Plan.

Restricted Stock Awards

Lionbridge issued 65,940 and 948,500 shares of restricted common stock and restricted stock units under the Company’s 2005 Incentive Plan and the 1998 Stock Plan, respectively, in the six-month period ended June 30, 2008 with a fair market value of $3.1 million. Of the total 1,014,440 shares of restricted common stock and restricted stock units issued in the six-month period ended June 30, 2008, 963,000 have restrictions on disposition which lapse over four years from the date of grant on each anniversary date and 51,440 have restrictions on disposition which lapse over thirteen months from the date of grant.

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to the guidance of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”). Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $1.5 million and $2.0 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $3.1 million and $3.8 million for the six-month periods ended June 30, 2008 and 2007, respectively, classified in the statement of operations line items as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$18,000	$35,000	$54,000	$60,000
Sales and marketing	191,000	320,000	421,000	587,000
General and administrative	1,282,000	1,624,000	2,580,000	3,038,000
Research and development	35,000	41,000	74,000	72,000

Total stock-based compensation expense	$1,526,000	$2,020,000	$3,129,000	$3,757,000

3. DEBT

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At June 30, 2008, $68.7 million was outstanding with an interest rate of 4.2%.

4. COMPREHENSIVE INCOME

Total comprehensive income consists of net income (loss) and the net change in foreign currency translation adjustment, which is the primary component of accumulated other comprehensive income. Total comprehensive income was $952,000 and $1.0 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $4.4 million and $1.8 million for the six-month periods ended June 30, 2008 and 2007, respectively.

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

Shares used in calculating basic and diluted earnings per share for the three and six-month periods ended June 30, 2008 and 2007, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of shares of common stock outstanding—basic	55,915,000	59,540,000	56,028,000	59,432,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	571,000	1,389,000	—	1,390,000

Weighted average number of shares of common stock outstanding—diluted	56,486,000	60,929,000	56,028,000	60,822,000

Options, unvested restricted stock and warrants to purchase 7,219,000 and 5,029,000 shares of common stock for the three-month periods ended June 30, 2008 and 2007, respectively, and 8,084,000 and 5,325,000 for the six-month periods ended June 30, 2008 and 2007, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

6. MERGER, RESTRUCTURING AND OTHER CHARGES

During the six-month period ended June 30, 2008 Lionbridge recorded $427,000 of restructuring and other charges. The $427,000 of restructuring and other charges recorded in the six-month period ended June 30, 2008 included $278,000 for workforce reductions in Europe consisting of seven technical staff and one administrative staff, $96,000 recorded for vacated facilities, $53,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs associated with Exit or Disposal Activities” (“SFAS No. 146”), and related literature. Of these charges, $357,000 related to the Company’s Global Language and Content (“GLC”) segment, $45,000 related to the Interpretation segment and $25,000 related to the Global Development and Testing (“GDT”) segment. The Company made $1.2 million of cash payments in the six-month period ended June 30, 2008, $1.1 million, $49,000 and $45,000 related to the GLC, Interpretation and GDT segments, respectively.

During the six-month period ended June 30, 2007 Lionbridge recorded $1.3 million of restructuring and other charges. The $1.3 million of restructuring and other charges recorded in the six-month period ended June 30, 2007 included $727,000 for workforce reductions in Europe and South America consisting of twelve technical and five administrative staff, $162,000 recorded for vacated facilities, $132,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in SFAS No. 146 and $229,000 of other charges, principally expenses related to integrating financial systems used by the acquired Bowne Global Solutions (“BGS”) sites to a common general ledger financial system. Of these charges, $929,000 related to the Company’s GLC segment, $92,000 related to the GDT segment and $229,000 related to Corporate and Other. The Company made $1.1 million of cash payments in the six-month period ended June 30, 2007, $875,000 and $243,000 related to the GLC and GDT segments, respectively.

The following table summarizes the accrual activity for the six months ended June 30, 2008 and 2007, respectively, by initiative:

	2008	2007
Beginning balance, January 1	$2,365,000	$2,388,000
Employee severance:
Merger and restructuring charges recorded (1)	278,000	727,000
Cash payments related to liabilities assumed and recorded on business combinations	—	(3,000)
Cash payments related to liabilities recorded on exit or disposal activities	(671,000)	(359,000)

	(393,000)	365,000

Vacated facility/Lease termination:
Merger and restructuring charges recorded (1)	92,000	162,000
Revision of estimated liabilities	(43,000)	132,000
Cash payments related to liabilities assumed and recorded on business combinations	(464,000)	(205,000)
Cash payments related to liabilities recorded on exit or disposal activities	(105,000)	(551,000)

	(520,000)	(462,000)

Ending balance, June 30	$1,452,000	$2,291,000

(1)	Charges recorded pursuant to the guidance in SFAS No. 146 and related literature.

At June 30, 2008, the Company’s consolidated balance sheet includes accruals totaling $1.5 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.1 million of these will be fully utilized within twelve months. The remaining $401,000 relates to lease obligations on unused facilities expiring through 2011 and is included in long-term liabilities.

7. INCOME TAXES

On January 1, 2007, Lionbridge adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), and recognized a $185,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings. The balance of unrecognized tax benefits at June 30, 2008, including interest and penalties, was $3.1 million, of which $3.1 million would affect earnings if recognized. Lionbridge recognizes interest accrued related to unrecognized tax benefits in tax expense. Penalties, if incurred, would also be recognized as a component of tax expense. At June 30, 2008, Lionbridge had approximately $600,000 of interest and penalties accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $396,000. The net increase in the liability during the six months ended June 30, 2008 was as follows:

Balance at January 1, 2008	$2,498,000
Additions based on tax positions related to the current year	544,000
Additions for tax positions of prior years	151,000
Reductions for tax positions of prior years	—
Settlements	—
Reductions due to lapse of applicable statute of limitations	(114,000)

Balance at June 30, 2008	$3,079,000

In addition to the above, in connection with the acquisition of Bowne Global Solutions (“BGS”), Bowne & Co., Inc. (“Bowne”) agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. The Company determined that its gross unrecognized tax affected benefits related to the acquisition of BGS and subject to indemnification were approximately $4.0 million. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related FIN 48 liability as of January 1, 2007 for this amount. A change in interest rate and penalties assumptions in 2007 resulted in a net reduction to the FIN 48 liability and Indemnification Receivable of $428,000 to $3.5 million. At June 30, 2008 the gross unrecognized tax affected benefits are $3.5 million.

The components of the provision for income taxes are as follows for the three and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Current:
Federal	$—	$—	$—	$—
State	23,000	62,000	29,000	88,000
Foreign	457,000	2,420,000	950,000	3,759,000

Total current provision	480,000	2,482,000	979,000	3,847,000
Deferred:
Federal	$121,000	$116,000	$238,000	$232,000

Total provision for income taxes	$601,000	$2,598,000	$1,217,000	$4,079,000

The tax provision for the three and six-month periods ended June 30, 2008 consists primarily of current taxes on income in foreign jurisdictions, taxes, interest and penalties accrued in relation to the Company’s uncertain tax positions, and a deferred tax provision of $121,000 and $238,000, respectively, related to tax-deductible goodwill from the BGS acquisition. The Company reasonably anticipates that the unrecognized tax benefit relative to FIN 48 will not change significantly within the next twelve months. The tax provision for the three and six-month periods ended June 30, 2007 consists primarily of taxes on income in foreign jurisdictions and deferred taxes related to tax deductible goodwill acquired from the BGS acquisition.

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

At June 30, 2008, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits.

Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

The Company conducts business globally and in the normal course of business is subject to examination by local, state and federal jurisdictions in the United States as well as in multiple foreign jurisdictions. Currently, no Internal Revenue Service audits are underway and audits in foreign jurisdictions are in varying stages of completion. Open audit years are dependent upon the tax jurisdiction and range from 1998 to 2007.

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

Lionbridge has determined its operating segments based on the service performed. While the Company allocates revenue and costs according to these operating segments to the best of its ability, in some cases, customers may select Lionbridge to provide multiple services that span the Company’s operating segments. During 2007 a large client expanded an existing program with the Company. While this program had historically been managed by the Company’s GLC segment due to the nature of the work the Company had previously performed for this client, in 2008 the Company determined the nature of this new, expanded program with the client more accurately reflects the nature of work performed in its GDT segment and moved the management of the program to its GDT segment. As a result, the Company has reclassified $1.5 million and $3.5 million of revenue for the three and six-month periods ended June 30, 2007, respectively, and $191,000 and $642,000 of net income the three and six-month periods ended June 30, 2007, respectively, associated with this client program from its GLC segment into its GDT segment.

The table below presents information about the reported net income of the Company for the three and six-month periods ended June 30, 2008 and 2007. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
External revenue:
Global Language and Content	$93,636,000	$87,180,000	$180,998,000	$172,229,000
Global Development and Testing	24,485,000	21,169,000	47,309,000	39,036,000
Interpretation	7,354,000	6,242,000	14,216,000	11,942,000

	$125,475,000	$114,591,000	$242,523,000	$223,207,000

Net income:
Global Language and Content	$6,454,000	$11,763,000	$11,632,000	$21,299,000
Global Development and Testing	5,451,000	4,526,000	9,480,000	7,555,000
Interpretation	1,291,000	903,000	2,013,000	1,617,000

Less: corporate and other expenses	(12,288,000)	(17,005,000)	(26,652,000)	(30,052,000)

	$908,000	$187,000	$(3,527,000)	$419,000

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

Lionbridge assesses the impairment of goodwill and other intangible assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of intangibles or goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment on an annual basis. At December 31, 2007, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was required. Estimating future cash flows requires management to make projections that can differ materially from actual results.

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

The following table summarizes other intangible assets at June 30, 2008 and December 31, 2007, respectively.

	June 30, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$13,479,000	$18,521,000	$32,000,000	$11,071,000	$20,929,000
BGS acquired customer contracts	14,000,000	8,394,000	5,606,000	14,000,000	6,912,000	7,088,000
BGS acquired technology	2,317,000	2,229,000	88,000	2,317,000	1,893,000	424,000

	$48,317,000	$24,102,000	$24,215,000	$48,317,000	$19,876,000	$28,441,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at June 30, 2008 in the fiscal periods as follows:

Year ending December 31,
2008	$4,215,000
2009	5,520,000
2010	4,893,000
2011	2,332,000
2012	1,921,000
Thereafter	5,334,000

$24,215,000

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

11. FAIR VALUE MEASUREMENTS

On January 1, 2008, Lionbridge adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for the Company’s financial assets and liabilities. The adoption of SFAS No. 157 did not materially impact Lionbridge’s financial position, results of operations or liquidity. In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), Lionbridge elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on Lionbridge’s financial position, results of operations or liquidity. Lionbridge did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed on a recurring basis as of June 30, 2008.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge does not have any financial assets or liabilities as of June 30, 2008 designated as Level 1.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities are an interest rate swap and foreign exchange forward contracts whose fair value we determine using pricing models predicated upon observable market inputs.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge does not have any financial assets and liabilities as of June 30, 2008 designated as Level 3.

The following table sets forth the financial assets and liabilities as of June 30, 2008 that Lionbridge measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Level 1	Level 2	Level 3	Balance as of June 30, 2008
Assets:
Foreign exchange forward contracts	$—	$995,000	$—	$995,000
Liabilities:
Interest rate swap	$—	$530,000	$—	$530,000
Foreign exchange forward contracts	—	183,000	—	183,000

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of SFAS No. 141R on its financial position and results of operations.

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

13. SUBSEQUENT EVENT

In July 2008, the Irish Office of the Revenue Commissioners (the “Revenue Office”) granted the Company’s request relating to the deductibility of interest expense associated with certain interest-bearing inter-company loans that had generated taxable income in Ireland. More specifically, the Revenue Office determined that the interest income on certain interest-bearing inter-company loans may be netted, for tax purposes, against the interest expense on certain other interest-bearing inter-company loans. As a result, in the quarter ending September 30, 2008, the Company will reverse the deferred tax liability of $2.1 million related to the accrued interest expense of $8.2 million that it had recorded as of December 31, 2007.

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

For the six-month period ended June 30, 2008, Lionbridge’s income from operations was $2.5 million, with a net loss of $3.5 million. For the year ended December 31, 2007, the Company’s income from operations was $9.0 million with a net loss of $4.2 million. As of June 30, 2008, the Company had an accumulated deficit of $115.6 million.

Certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro, as a large portion of its cost of sales and general and administrative expenses are payable in Euro, while the majority of its revenues are recorded in U.S. Dollar. Over the past year, there has been a decline in the value of the U.S. Dollar relative to the Euro. During the six months ended June 30, 2008, there was a 7% decline in the value of the U.S. Dollar relative to the Euro from the quarter ended December 31, 2007 and a 16% decline from the quarter ended June 30, 2007. The impact of this significant decline in the value of the U.S. Dollar relative to the Euro in the reported periods is reflected in the Company’s financial results for the period ended June 30, 2008. While the depreciation in the U.S. Dollar has contributed to increased revenue for the quarter ended June 30, 2008, particularly in the GLC segment, the Company’s operating income and net income were negatively impacted due to higher costs related to Euro-denominated payment obligations to third party outsourcers, lease obligations and compensation. The higher costs associated with the depreciation of the U.S. Dollar during the quarter ended June 30, 2008 offset the benefits of the incremental revenue and of cost reduction initiatives undertaken by the Company during the period.

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

Valuation of Goodwill and Other Intangible Assets

Lionbridge assesses the impairment of goodwill and other intangible assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of intangibles or goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment on an annual basis. At December 31, 2007, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was required. Estimating future cash flows requires management to make projections that can differ materially from actual results.

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

Merger, Restructuring and Other Charges

During the six-month period ended June 30, 2008 Lionbridge recorded $427,000 of restructuring and other charges. The $427,000 of restructuring and other charges recorded in the six-month period ended June 30, 2008 included $278,000 for workforce reductions in Europe consisting of seven technical staff and one administrative staff, $96,000 recorded for vacated facilities, $53,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs associated with Exit or Disposal Activities” (“SFAS No. 146”), and related literature. Of these charges, $357,000 related to the Company’s Global Language and Content (“GLC”) segment, $45,000 related to the Interpretation segment and $25,000 related to the Global Development and Testing (“GDT”) segment. The Company made $1.2 million of cash payments in the six-month period ended June 30, 2008, $1.1 million, $49,000 and $45,000 related to the GLC, Interpretation and GDT segments, respectively.

During the six-month period ended June 30, 2007 Lionbridge recorded $1.3 million of restructuring and other charges. The $1.3 million of restructuring and other charges recorded in the six-month period ended June 30, 2007 included $727,000 for workforce reductions in Europe and South America consisting of twelve technical and five administrative staff, $162,000 recorded for vacated facilities, $132,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in SFAS No. 146 and $229,000 of other charges, principally expenses related to integrating financial systems used by the acquired Bowne Global Solutions (“BGS”) sites to a common general ledger financial system. Of these charges, $929,000 related to the Company’s GLC segment, $92,000 related to the GDT segment and $229,000 related to Corporate and Other. The Company made $1.1 million of cash payments in the six-month period ended June 30, 2007, $875,000 and $243,000 related to the GLC and GDT segments, respectively.

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The 2005 Plan was amended on May 21, 2007, to adjust the vesting schedule of future automatic equity grants to non-employee directors of the Company from four years to two years. The maximum number of shares of common stock available for issuance under the 2005 Plan is 4,000,000 shares. At June 30, 2008, there were 465,665 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period. In the six months ended June 30, 2008, Lionbridge awarded 62,272 stock option grants under the 2005 Plan.

Lionbridge’s 1998 Stock Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the 1998 Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. Accordingly, at June 30, 2008 there were no options available for future grant under the 1998 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the 1998 Plan. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock. In the six months ended June 30, 2008, Lionbridge awarded 297,728 stock option grants under the 1998 Plan.

Restricted Stock Awards

Lionbridge issued 65,940 and 948,500 shares of restricted common stock and restricted stock units under the Company’s 2005 Incentive Plan and the 1998 Stock Plan, respectively, in the six-month period ended June 30, 2008 with a fair market value of $3.1 million. Of the total 1,014,440 shares of restricted common stock and restricted stock units issued in the six-month period ended June 30, 2008, 963,000 have restrictions on disposition which lapse over four years from the date of grant on each anniversary date and 51,440 have restrictions on disposition which lapse over thirteen months from the date of grant.

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to the guidance of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”). Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $1.5 million and $2.0 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $3.1 million and $3.8 million for the six-month periods ended June 30, 2008 and 2007, respectively, classified in the statement of operations line items as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$18,000	$35,000	$54,000	$60,000
Sales and marketing	191,000	320,000	421,000	587,000
General and administrative	1,282,000	1,624,000	2,580,000	3,038,000
Research and development	35,000	41,000	74,000	72,000

Total stock-based compensation expense	$1,526,000	$2,020,000	$3,129,000	$3,757,000

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	68.4	65.3	68.8	65.9
Sales and marketing	7.1	7.5	7.3	7.4
General and administrative	18.2	18.6	19.0	18.8
Research and development	1.1	0.7	1.0	0.7
Depreciation and amortization	1.0	1.2	1.0	1.2
Amortization of acquisition-related intangible assets	1.7	1.8	1.7	1.9
Merger, restructuring and other charges	0.2	0.8	0.2	0.4

Total operating expenses	97.7	95.9	99.0	96.3

Income from operations	2.3	4.1	1.0	3.7
Interest expense:
Interest in outstanding debt	0.8	1.2	0.9	1.3
Amortization of deferred financing costs	—	—	—	—
Interest income	0.1	0.1	0.1	0.1
Other expense, net	0.4	0.5	1.2	0.5

Income (loss) before income taxes	1.2	2.5	(1.0)	2.0
Provision for income taxes	0.5	2.3	0.5	1.8

Net income (loss)	0.7%	0.2%	(1.5)%	0.2%

Revenue. The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
GLC	$93,636,000	75%	$87,180,000	76%	$180,998,000	75%	$172,229,000	77%
GDT	24,485,000	20%	21,169,000	18%	47,309,000	20%	39,036,000	17%
Interpretation	7,354,000	5%	6,242,000	6%	14,216,000	5%	11,942,000	6%

Total revenue	$125,475,000	100%	$114,591,000	100%	$242,523,000	100%	$223,207,000	100%

Revenue for the quarter ended June 30, 2008 was $125.5 million, an increase of $10.9 million, or 9.5%, from $114.6 million for the quarter ended June 30, 2007. Revenue growth during the second quarter of 2008 in each of the GLC, GDT and Interpretation segments was $6.5 million, $3.3 million and $1.1 million, respectively, as compared to the quarter ended June 30, 2007. Lionbridge conducts a large portion of its business in international markets. Approximately 47.9% of its revenue for the quarter ended June 30, 2008 is denominated in foreign currencies. The principal foreign currency applicable to Lionbridge’s business is the Euro. Approximately 34.7% of revenue for the quarter ended June 30, 2008 was denominated in Euro, and a majority of this revenue is concentrated in the GLC business. Accordingly, a fluctuation in foreign currency exchange rates primarily affects the GLC business. During the quarter ended June 30, 2008, the U.S. Dollar was significantly weaker against most foreign currencies, in particular the Euro, as compared to the quarter ended June 30, 2007. The Company’s revenue increased approximately $3.8 million, or 3.3%, as the result of organic growth and approximately $7.0 million, or 6.2%, due to the significant decline in the exchange rate of the U.S. Dollar against most foreign currencies period-over-period. This increase in revenue is net of an approximate $550,000 increase in deferred revenue in the GLC segment in the quarter ended June 30, 2008. Revenue for the six months ended June 30, 2008 was $242.5 million, an increase of $19.3 million, or 8.7%, from $223.2 million for the six months ended June 30, 2007. The increase of $19.3 million consists of $8.8 million, $8.3 million and $2.3 million of revenue growth in GLC, GDT, and Interpretation, respectively. As compared to the six months ended June 30, 2007, revenue increased approximately $5.6 million, or 2.5%, as the result of organic growth, and approximately $13.8 million, or 6.2%, due to the impact of foreign exchange, primarily affecting the GLC business, as the U.S. Dollar was significantly weaker against certain foreign currencies, in particular the Euro, during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. As noted above, this increase is net of the increase in deferred revenue in the GLC business. During the quarter, the Company initiated measures designed to moderate the effect of currency fluctuations, particularly with respect to the GLC segment. Among these initiatives are contractual terms with customers to periodically adjust rates relative to fluctuations in currency and pricing increases to reflect the depreciation of the U.S. Dollar during the term of the contractual arrangement.

Revenue from the Company’s GLC business for the quarter ended June 30, 2008 increased $6.5 million, or 7.4%, to $93.6 million from $87.2 million for the quarter ended June 30, 2007. As compared to the quarter ended June 30, 2007, revenue increased approximately $6.7 million due to the decline in the foreign exchange rate between U.S. Dollar and other currencies, in particular the Euro. During this same comparative period, organic growth declined approximately $300,000 during the quarter ended June 30, 2008, which was partially the result of an increase of $550,000 in deferred revenue in the GLC business. For the six months ended June 30, 2008, revenue from the Company’s GLC business was $181.0 million, an increase of $8.8 million, or 5.1%, from $172.2 million for the six months ended June 30, 2007. As compared to the six months ended June 30, 2007 revenue increased approximately $13.2 million due to the impact of foreign exchange, particularly, the weakened U.S. Dollar, as noted above, while organic growth declined by approximately $4.4 million during the six months ended June 30, 2008. This increase in revenue is net of a $550,000 increase in deferred revenue in the GLC business.

Revenue from the Company’s GDT business was $24.5 million for the quarter ended June 30, 2008, an increase of $3.3 million, or 15.7%, from $21.2 million for the quarter ended June 30, 2007. The period-over-period increase in GDT revenue was primarily due to increased revenue from large programs for existing customers. Revenue in the GDT business is not materially impacted by fluctuations in foreign currency exchange rates. For the six months ended June 30, 2008 revenue from the Company’s GDT business was $47.3 million, an increase of $8.3 million, or 21.2%, from $39.0 million for the six months ended June 30, 2007. The year-on-year increase in GDT for the quarter and six months ended June 30, 2007 was primarily due to increased revenue from two long-term engagements and the Company’s ability to utilize the skills and infrastructure of its GLC business to broaden its offerings and cross- sell additional services across segments.

Revenue from the Company’s Interpretation business for the quarter ended June 30, 2008 was $7.4 million, an increase of $1.1 million or 17.8% from $6.2 million for the quarter ended June 30, 2007, primarily due to increased volume from long-term existing programs. The Interpretation business is not materially impacted by fluctuations in foreign currency exchange rates. For the six months ended June 30, 2008 revenue from the Company’s Interpretation business was $14.2 million, an increase of $2.3 million, or 19.0%, from $11.9 million for the six months ended June 30, 2007.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client engagements. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30, 2008	% Change Q2 07 to Q2 08	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	% Change Six Months 07 to Six Months 08	Six Months Ended June 30, 2007
GLC:
Cost of revenue	$65,539,000	15.1%	$56,945,000	$126,486,000	11.6%	$113,374,000
Percentage of revenue	70.0%		65.3%	69.9%		65.8%
GDT:
Cost of revenue	15,193,000	15.9%	13,113,000	29,756,000	21.2%	24,548,000
Percentage of revenue	62.1%		61.9%	62.9%		62.9%
Interpretation:
Cost of revenue	5,189,000	9.3%	4,748,000	10,554,000	16.0%	9,102,000
Percentage of revenue	70.6%		76.1%	74.2%		76.2%

Total cost of revenue	$85,921,000		$74,806,000	$166,796,000		$147,024,000

Percentage of revenue	68.4%		65.3%	68.8%		65.9%

For the quarter ended June 30, 2008, as a percentage of revenue, cost of revenue increased to 68.4% as compared to 65.3% for the quarter ended June 30, 2007 primarily due to the negative impact of the decline in the exchange rate of the U.S. dollar against most foreign currencies and changes in the revenue and service mix. The Company estimates that the decline of the U.S. dollar negatively impacted cost of revenue by over 240 basis points, period-over-period, essentially offsetting the benefits realized from the deployment and use of Lionbridge’s language management technology platform in the GLC business, and lower internal operating costs resulting from certain restructuring and cost reduction actions initiated over the past few years.

Each segment provides distinctive services with different gross margins. For the quarter ended June 30, 2008, GLC, GDT and Interpretation accounted for approximately 74.6%, 19.5% and 5.9% of the total revenue. For the quarter ended June 30, 2007 GLC, GDT and Interpretation accounted for approximately 76.1%, 18.5% and 5.4% of the total revenue.

For the quarter ended June 30, 2008, cost of revenue increased $11.1 million, or 14.9%, to $85.9 million as compared to $74.8 million for the corresponding period of the prior year. The increase was primarily in support of $10.9 million of incremental revenue as compared to the corresponding period of the prior year. The increase also includes approximately $7.7 million due to the depreciation of the U.S. Dollar against foreign currencies as noted above, with the balance due to changes in the revenue and service mix period-over-period. For the six months ended June 30, 2008, cost of revenue was $166.8 million, an increase of $19.8 million, or 13.4%, as compared to $147.0 million for the same period of 2007. This increase was primarily in support of $19.3 million incremental revenue as compared to the six months ended June 30, 2007. Approximately $15.4 million of the increase is attributable to depreciation of the U.S. Dollar against certain currencies as noted above.

For the quarter ended June 30, 2008, cost of revenue as a percentage of revenue in the Company’s GLC business increased to 70.0% as compared to 65.3% for the quarter ended June 30, 2007. Cost of revenue increased $8.6 million to $65.5 million compared to $56.9 million for the same quarter of the prior year. This increase reflects higher costs for translation services, mainly due the negative impact of the decline in the exchange rate of the U.S. Dollar against most foreign currencies, and variations in work mix. As noted above, the negative impact of the decline in the exchange rate of the U.S. Dollar against most foreign currencies significantly impacted the cost of revenue ratios in the GLC business. The Company estimates that the decline of the U.S. Dollar impacted cost of revenue by over 250 basis points, period-over-period, offsetting the benefits realized from the deployment and use of Lionbridge’s language management technology platform, growing customer satisfaction, the economies of longer-term customer programs and lower internal operating costs resulting from certain restructuring and cost reduction actions initiated over the past few years. For the six months ended June 30, 2008, GLC cost of revenue increased $13.1 million to $126.5 million as compared to $113.4 million for the corresponding period of the prior year. This increase primarily is attributable to the $13.6 million impact due to the depreciation of the U.S. Dollar against foreign currencies, as compared to the six months ended June 30, 2007.

Cost of revenue as a percentage of revenue in the Company’s GDT business increased slightly to 62.1% for the quarter ended June 30, 2008 as compared to 61.9% for the quarter ended June 30, 2007. This increase was primarily due to the U.S. Dollar’s decline against the Indian Rupee and the Euro in the quarter ended June 30, 2008 as compared to the same period of the prior year. The Company estimates that the decline of the U.S. dollar impacted cost of revenue by over 240 basis points, period-over-period. For the quarter ended June 30, 2008, GDT cost of revenue increased $2.1 million, or 15.9%, to $15.2 million as compared to $13.1 million for the corresponding quarter of the prior year. This increase was primarily associated with the $3.3 million increase in revenue period-over-period, and to a lesser degree, work mix variation in services as compared to the corresponding quarter of the prior year. The increase includes approximately $680,000 due to the depreciation of the U.S. Dollar against foreign currencies as noted above. For the six months ended June 30, 2008 cost of revenue was $29.8 million, an increase of $5.2 million, or 21.2%, as compared to $24.5 million for the same period of 2007. This increase was primarily in support of $8.3 million incremental revenue as compared to the six months ended June 30, 2007. The increase includes approximately $1.6 million due to the depreciation of the U.S. Dollar against foreign currencies as noted above. Cost of revenue as a percentage of revenue in the Company’s GDT business increased was constant at 62.9% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2008. The Company estimates that the decline of the U.S. Dollar impacted cost of revenue by over 300 basis points, period-over-period.

Cost of revenue as a percentage of revenue in the Company’s Interpretation business decreased to 70.6% and 74.2%, for the three and six months ended June 30, 2008, respectively, as compared to 76.1% and 76.2% for the three and six months ended June 30, 2007. This decrease is primarily due to increased revenue levels, pricing and work mix variations in services as compared to the corresponding quarter of the prior year. The Company’s Interpretation business is not materially impacted by foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation/CRM system expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total sales and marketing expenses	$8,903,000	$8,571,000	$17,720,000	$16,522,000
Increase from prior year	332,000		1,198,000
Percentage of revenue	7.1%	7.5%	7.3%	7.4%

For the three and six months ended June 30, 2008, sales and marketing expenses increased $332,000 and $1.2 million, respectively, as compared with the corresponding periods of 2007. As a percentage of revenue, sales and marketing expenses decreased to 7.1% and 7.3% as compared to 7.5% and 7.4% for three and six months ended June 30, 2007. The Company estimates that the decline of the U.S. Dollar increased sales and marketing expenses by approximately $356,000 and $697,000 for the quarter and six months ended June 30, 2008, respectively, as compared to the same periods of the prior year. This increase is primarily attributable to increased compensation to support increased revenue levels from period to period, as well as projected revenue growth in the future.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total general and administrative expenses	$22,807,000	$21,319,000	$45,982,000	$41,901,000
Increase from prior year	1,488,000		4,081,000
Percentage of revenue	18.2%	18.6%	19.0%	18.8%

For the quarter ended June 30, 2008, general and administrative expenses increased $1.5 million, or 7.0%, to $22.8 million as compared to $21.3 million for the quarter ended June 30, 2007. The $1.5 million increase is primarily attributable to the decline in the U.S. dollar’s exchange rate against most foreign currencies, in particular the Euro and Indian Rupee. Approximately 62.0% of general and administrative expenses are denominated in non-U.S. Dollars, primarily the Euro and Indian Rupee, and of that amount a majority of these expenses relate to rent and compensation expense in the quarter ended June 30, 2008, as compared to the quarter ended June 30, 2007. As a percentage of revenue, general and administrative expenses decreased to 18.2% for the quarter ended June 30, 2008, as compared to 18.6%, for the same period of the prior year, due primarily to the items noted above, as well as the impact of the increase in revenue from period to period.

For the six months ended June 30, 2008, general and administrative expenses increased $4.1 million, or 9.7%, to $46.0 million as compared to $41.9 million for the six months ended June 30, 2007. Approximately $3.2 million of the increase is attributable to the impact of foreign exchange, as the U.S. Dollar declined against certain foreign currencies, in particular the Euro and Indian Rupee. Approximately 62.0% of general and administrative expenses are denominated in non-U.S. Dollars, primarily the Euro and Indian Rupee, and of that amount a majority of these expenses relate to rent and compensation expense in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The remainder is primarily due to increased compensation and certain other rent, and consulting expenses in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. As a percentage of revenue, general and administrative expenses remained constant at 19.0% for the six months ended June 30, 2008 as compared to 18.8% for the same period of the prior year.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total research and development expense	$1,337,000	$785,000	$2,449,000	$1,502,000
Increase from prior year	552,000		947,000
Percentage of revenue	1.1%	0.7%	1.0%	0.7%

Research and development expense increased $552,000 and $947,000 for the three and six months ended June 30, 2008 to $1.3 million and $2.4 million from $785,000 and $1.5 million for the corresponding periods of the prior year. Approximately $138,000 and $254,000 of the increase for the quarter and six months ended June 30, 2008, respectively, is due to the depreciation of the U.S. Dollar against foreign currencies, as compared to the same periods of the prior year.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total depreciation and amortization expense	$1,272,000	$1,324,000	$2,411,000	$2,618,000
Decrease from prior year	52,000		207,000
Percentage of revenue	1.0%	1.2%	1.0%	1.2%

Depreciation and amortization expense decreased to $1.3 million and $2.4 million for the three and six months ended June 30, 2008, respectively, as compared to $1.3 million and $2.6 million for the three and six months ended June 30, 2007. The decrease for the three and six-month periods ended June 30, 2008 as compared to the corresponding periods of the prior year is primarily due to the culmination of depreciable lives of certain assets acquired in prior years. This decrease was partially offset by increases attributable to a decline in foreign currency exchange rates of approximately $103,000 and $219,000 for the three and six months ended June 30, 2008, as compared to the corresponding period of the prior year.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months ended June 30, 2008 and 2007 of $2.1 million and $2.1 million, respectively, and for the six months ended June 30, 2008 and 2007 of $4.2 million and $4.2 million, respectively, relates solely to the amortization of identifiable intangible assets.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the quarter ended June 30, 2008 of $1.0 million decreased $421,000 from $1.4 million for the quarter ended June 30, 2007. The decrease reflects the impact of an approximately $7.0 million lower average borrowings during the quarter, year over year, coupled with lower interest rates. Interest expense for the six months ended June 30, 2008 of $2.2 million decreased $719,000 from $2.9 million for the six months ended June 30, 2007. The decrease reflects the impact of an approximately $6.0 million lower average borrowings during the six month period year-over-year coupled with lower interest rates.

Other Expense, Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $478,000 and $2.9 million in other expense, net, in the three and six months ended June 30, 2008, respectively, as compared to $598,000 and $1.1 million in other expense, net, in the corresponding periods of the prior year. The variations are primarily attributable to the variances among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of prior year. Lionbridge recorded net realized and unrealized foreign currency losses of $259,000 on forward contracts in the quarter ended June 30, 2008 and net realized and unrealized foreign currency gains of $2.9 million on forward contracts in the six months ended June 30, 2008 as compared to net realized and unrealized foreign currency gains of $116,000 and net realized and unrealized foreign currency losses of $34,000 on forward contracts in the three and six months ended June 30, 2007, respectively.

Provision for Income Taxes. The following table shows the provision for income taxes expense in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total provision for income taxes	$601,000	$2,598,000	$1,217,000	$4,079,000
Decrease from prior year	1,997,000		2,862,000
Percentage of revenue	0.5%	2.3%	0.5%	1.8%

The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions and the increase in deferred tax liabilities related to the tax deductible goodwill from the BGS acquisition. The tax provision decreased $2.0 million to $601,000 for the quarter ended June 30, 2008 from $2.6 million in the corresponding quarter of the prior year, and by $2.9 million for the comparable six-month period. This decrease is primarily due to the lower foreign profits which are subject to tax by the foreign jurisdictions due to treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model.

Liquidity and Capital Resources

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”), replacing the Company’s Term Loan B and Revolving Credit Facility that had been in place since September 1, 2005. The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At June 30, 2008, $68.7 million was outstanding with an interest rate of 4.2%.

The following table shows cash and cash equivalents and working capital at June 30, 2008 and at December 31, 2007:

	June 30, 2008	December 31, 2007
Cash and cash equivalents	$28,804,000	$32,248,000
Working capital	67,733,000	64,460,000

Lionbridge’s working capital increased $3.3 million to $67.7 million at June 30, 2008, as compared to $64.5 million at December 31, 2007. The increase was driven by the growth of the business during the six months ended June 30, 2008. As of June 30, 2008, cash and cash equivalents totaled $28.8 million, a decrease of $3.4 million from $32.2 million at December 31, 2007, primarily due to $3.8 million net cash provided by operating activities of the business, $1.7 million increase in cash due to exchange rate changes in the period and $1.9 million of net cash used in investing, including $2.4 million net proceeds from foreign currency forward contracts, a purchase price reimbursement from Bowne of $444,000, offset by $4.8 million for purchases of property and equipment and $7.1 million of net cash used in financing, including $4.3 million for the repurchase of shares, $3.0 million used to pay down debt, partially reduced by other net financing activities of $293,000.

Accounts receivable and work in process totaled $108.8 million, an increase of $1.8 million as compared to $106.9 million at December 31, 2007. Other current assets increased $1.5 million to $13.8 million as compared to $12.3 million at December 31, 2007. Current liabilities totaled $83.7 million at June 30, 2008, a decrease of $3.4 million as compared to $87.1 million at December 31, 2007.

The following table shows the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the six months ended June 30, 2008 and 2007, respectively:

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$3,826,000	$1,444,000
Net cash used in investing activities	1,904,000	2,962,000
Net cash used in financing activities	7,052,000	1,636,000

Net cash provided by operating activities was $3.8 million for the six months ended June 30, 2008, as compared to $1.4 million for the corresponding period of the prior year. The $3.8 million cash provided by operating activities was due to net loss of $3.5 million (inclusive of $10.2 million in depreciation, amortization, stock-based compensation and other non-cash expenses, net of realized and unrealized foreign currency gains on forward contracts of $2.9 million), a $3.5 million net decrease in accounts receivable and work in process, a $822,000 decrease in other operating assets, a $1.1 million increase in accounts payable, accrued expenses and other operating liabilities, and a $5.4 million decrease in deferred revenue.

In the six months ended June 30, 2007, net cash provided by operating activities was $1.4 million. The $1.4 million cash provided by operating activities was due to net income of $419,000 (inclusive of $10.9 million in depreciation, amortization, stock based compensation and other non-cash expenses), a $13.7 million increase in accounts receivable, a $1.4 million decrease in work in process, a $8.4 million increase in other operating assets, a $8.2 million increase in accounts payable, accrued expenses and other operating liabilities, and a $2.6 million increase in deferred revenue.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities decreased $1.1 million to $1.9 million for the six months ended June 30, 2008, as compared to $3.0 million cash used in investing activities for the corresponding period of the prior year. The primary investing activity in the six months ended June 30, 2008 was $4.8 million for the purchase of property and equipment, partially offset by $2.4 million net proceeds from foreign currency forward contracts, and purchase price reimbursement from Bowne of $444,000.

In the six months ended June 30, 2007 net cash used in investing activities was $3.0 million. The primary investing activity in the six month periods ended June 30, 2007 was $2.8 million for the purchase of property and equipment and $119,000 net losses from foreign currency forward contracts.

During the quarter ended September 30, 2007, Lionbridge announced that its Board of Directors authorized the repurchase up to $12.0 million of shares of the Company’s outstanding common stock. As of January 24, 2008, the Company acquired 3.7 million shares of its common stock for $12.0 million at a volume weighted average price of $3.25 per share. In February 2008, the Company’s Board of Directors authorized an incremental repurchase program of up to $12.0 million of the Company’s common stock according to working capital requirements and management discretion. During the six months ended June 30, 2008, the Company acquired 1,490,568 shares of its common stock for $4.3 million at a volume weighted average price of $2.90 per share. As of June 30, 2008, under the combined programs the Company has purchased 4.6 million shares of its common stock at a volume weighted average price of $3.11 per share and total cost of $14.6 million.

Net cash used in financing activities for the six months ended June 30, 2008 was $7.1 million, an increase of $5.4 million as compared to $1.6 million net cash used in financing activities for the corresponding period of 2007. Cash used in financing activities consisted of $4.3 million of payments for the repurchase of shares, $3.0 million of payments of long-term debt and $54,000 net payments of short-term debt, $28,000 for payments of capital lease obligations, and $375,000 of proceeds from the issuance of common stock under option plans,

In the six months ended June 30, 2007, net cash used in financing activities was $1.6 million. Cash used in financing activities consisted of $2.0 million of payments of long-term debt and $54,000 net payments of short-term debt, $348,000 of proceeds from the issuance of common stock under stock option plans, $257,000 in proceeds from the issuance of capital leases and $187,000 for payments of capital lease obligations.

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

Contractual Obligations

As of June 30, 2008, there are no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In January 2007, Lionbridge adopted FIN 48 which resulted in an increase to the Company’s income tax liabilities of approximately $185,000 to $1.5 million from the amount recorded at December 31, 2006. As of December 31, 2007, the total amount of unrecognized tax benefits was $2.5 million. Tax provisions during the six months ended June 30, 2008, primarily related to accrued interest, have increased these balances by $581,000 to $3.1 million.

Additionally, in connection with the acquisition of BGS, the Company has recorded a FIN 48 tax liability of approximately $4.0 million related to tax liabilities accruing on or prior to the acquisition date of September 1, 2005 that Bowne & Co., Inc. agreed to indemnify. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related FIN 48 liability for this amount. As of June 30, 2008 the FIN 48 tax liability balance is approximately $3.5 million. The timing of settlement of these tax liabilities is uncertain at this time.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of SFAS No. 141R on its financial position and results of operations.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of June 30, 2008, $68.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $291,000 impact on the Company’s interest expense based on the $68.7 million outstanding at June 30, 2008 with an interest rate of 4.2%. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. The $20.0 million notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. The fair value of the interest rate derivative was a liability of $530,000 at June 30, 2008. A 10% increase in interest rates would increase the derivative’s fair value by approximately $70,000. A 10% decrease in interest rates would decrease the derivative’s fair value by approximately $71,000. The interest rate swap is designated as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and there is no hedge ineffectiveness at June 30, 2008. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits with investment grade banks and maturities less than 30 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 67% and 70% of its costs and expenses for the six-month periods ended June 30, 2008 and 2007, respectively, were denominated in foreign currencies. In addition, 22% and 15% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of June 30, 2008 and December 31, 2007, respectively, while 10% and 8% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of June 30, 2008 and December 31, 2007, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $88.5 million and $100.0 million as of June 30, 2008 and December 31, 2007, respectively. The principal foreign currency applicable to our business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments not designated as hedges in accordance with SFAS No. 133. The Company had forward contracts outstanding in the notional amount of $101.9 million at June 30, 2008 and recorded a net of $812,000 in assets to recognize the fair value of these forward contracts. A 10% appreciation in the U.S. Dollar’s value relative to the hedge currencies would decrease the forward contracts’ fair value by approximately $6.5 million at June 30, 2008. A 10% depreciation in the U.S. Dollar’s value relative to the hedge currencies would increase the forward contract’s fair value by approximately $6.5 million. Any increase or decrease in the fair value of the Company’s currency exchange rate sensitive forward contracts would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset or liability.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In September 30, 2007, Lionbridge announced that its Board of Directors authorized the repurchase up to $12.0 million of shares of the Company’s outstanding common stock. In February 2008, the Company’s Board of Directors authorized an incremental repurchase program of up to $12.0 million of the Company’s outstanding common stock. The following table provides information about shares of the Company’s common Stock $0.01 par value purchased in connection with the stock repurchase plan during the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
May 1, 2008 – May 31, 2008	18,157	$2.42
June 1, 2008 – June 30, 2008	798,200	$2.45

As of June 30, 2008, approximately $9.5 million remains available under the stock repurchase plan.

During the quarter ended June 30, 2008, the Company withheld 12,472 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1, 2008 – April 30, 2008	285	$3.06
May 1, 2008 – May 31, 2008	8,217	$3.03
June 1, 2008 – June 30, 2008	3,970	$2.62

In addition, upon the termination of employees during the quarter ended June 30, 2008, 33,188 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended June 30, 2008:

Period	Total Number of Shares Forfeited
April 1, 2008 – April 30, 2008	500
May 1, 2008 – May 31, 2008	8,750
June 1, 2008 – June 30, 2008	23,938

Item 4.	Submission of Matters to a Vote of Security Holders

On May 29, 2008, the Company held its Annual Meeting of Stockholders. At the meeting the stockholders elected two members (Rory J. Cowan and Paul Kavanagh) to the Board of Directors to serve for a three-year term as Class III Directors. 51,869,767 shares were cast for Mr. Cowan; 343,634 shares were cast to withhold authority for Mr. Cowan. 47,006,722 shares were cast for Mr. Kavanagh; 5,206,679 shares were cast to withhold authority for Mr. Kavanagh. In addition, the stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008 as follows: 49,537,905 shares were cast for PricewaterhouseCoopers LLP; 2,668,867 shares were cast against PricewaterhouseCoopers LLP; and 6,629 shares were cast to abstain for PricewaterhouseCoopers LLP.

Item 6.	Exhibits

(a) Exhibits.

10.1	Independent Director Compensation Plan Amended and Restated as of April 4, 2008 (Filed as Exhibit 10.1 to the Current Report on Form 8-K (File Number: 000-26933) on April 7, 2008, and incorporated herein by reference.

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ DONALD M. MUIR
Donald M. Muir Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 11, 2008

Exhibit Index

Exhibit Number	Description
10.1	Independent Director Compensation Plan Amended and Restated as of April 4, 2008 (Filed as Exhibit 10.1 to the Current Report on Form 8-K (File Number: 000-26933) on April 7, 2008, and incorporated herein by reference.

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.