Form 10-K/A
period 2007-12-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2008-11-10
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K”) of Lionbridge Technologies, Inc. for the fiscal year ended December 31, 2007 is being filed solely for the purpose of correcting certain typographical errors contained in Exhibits 31.1, 31.2 and 32.1 to the original filing of the Form 10-K, filed on March 14, 2008. The remainder of the Form 10-K is unchanged and is reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect events occurring after the filing date of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

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

Competition

Lionbridge provides a broad range of solutions for worldwide delivery of technology and content to its clients. The market for its services is highly fragmented, and Lionbridge has many competitors. Additionally, many potential customers address their globalization requirements through in-house capabilities, while others outsource their globalization needs, most often to regional vendors of translation services with specific subject matter or language expertise, or utilize technology-based translation solutions. Lionbridge’s current competitors include the following:

•	Existing and prospective clients’ internal globalization, testing and development departments;

•

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

Lionbridge maintains solution centers in North America, South America, Europe and Asia. Lionbridge’s headquarters and principal administrative, finance, legal, sales and marketing, investor relations and information technology operations are located in Waltham, Massachusetts. Its principal operational facilities are located as follows:

•	North America—Bellevue, Washington; Boise, Idaho; Boulder, Colorado; Framingham, Massachusetts; Los Angeles, California; Oakdale, Minnesota; San Francisco, CA; Washington, D.C.; and Montreal, Canada

•	South America—Brazil, Chile

•	Europe—Belgium, Denmark, England, Finland, France, Germany, Ireland, Italy, The Netherlands, Norway, Portugal, Poland, Slovakia, Spain, Sweden

•	Asia—China, India, Japan, Korea, Singapore, Taiwan, Thailand

Item 3.	Legal Proceedings

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

Date: November 10, 2008

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