Form 10-Q/A
period 2008-03-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2008-11-10
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Lionbridge Technologies, Inc. for the quarter ended March 31, 2008 is being filed solely for the purpose of correcting certain typographical errors contained in Exhibits 31.1, 31.2 and 32.1 to the original filing of the Form 10-Q, filed on May 9, 2008. The remainder of the Form 10-Q is unchanged and is reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not reflect events occurring after the filing date of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

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

In addition, upon the termination of employees during the quarter ended March 31, 2008, 46,500 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended March 31, 2008:

Period	Total Number of Shares Forfeited
February 1, 2008 – February 29, 2008	2,500
March 1, 2008 – March 31, 2008	44,000

Item 6.	Exhibits

(a) Exhibits.

10.1	Lease dated as of March 6, 2008 between Dominion Corporate Trustees Limited and Lionbridge UK Limited (Filed as Exhibit 10.1 to the Form 10-Q (File Number: 000-26933) on May 9, 2008, and incorporated herein by reference).

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ DONALD M. MUIR
Donald M. Muir Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: November 10, 2008

Exhibit Index

Exhibit Number	Description
10.1	Lease dated as of March 6, 2008 between Dominion Corporate Trustees Limited and Lionbridge UK Limited (Filed as Exhibit 10.1 to the Form 10-Q (File Number: 000-26933) on May 9, 2008, and incorporated herein by reference).

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.