Form 10-Q
period 2008-09-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2008-11-10
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2008 was 57,219,799.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,930	$32,248
Accounts receivable, net of allowance of $685 and $689 at September 30, 2008 and December 31, 2007, respectively	69,147	83,611
Work in process	25,590	23,335
Other current assets	12,089	12,329

Total current assets	131,756	151,523
Property and equipment, net	16,695	13,449
Goodwill	130,770	131,213
Other intangible assets, net	22,111	28,441
Other assets	7,804	8,437

Total assets	$309,136	$333,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$135	$304
Accounts payable	19,735	20,217
Accrued compensation and benefits	20,582	21,164
Accrued outsourcing	11,781	12,150
Accrued merger and restructuring	862	1,878
Income taxes payable	273	3,042
Accrued expenses and other current liabilities	13,660	12,294
Deferred revenue	8,755	16,014

Total current liabilities	75,783	87,063

Long-term debt, less current portion	59,748	71,751
Deferred income taxes, long-term	5,708	7,504
Other long-term liabilities	10,993	10,591
Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 57,113,799 and 57,592,936 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	572	576
Additional paid-in capital	254,027	253,924
Accumulated deficit	(112,463)	(112,101)
Accumulated other comprehensive income	14,768	13,755

Total stockholders’ equity	156,904	156,154

Total liabilities and stockholders’ equity	$309,136	$333,063

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$114,290	$111,544	$356,813	$334,751
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	78,640	74,820	245,436	221,844
Sales and marketing	8,059	7,729	25,779	24,251
General and administrative	21,737	20,807	67,719	62,708
Research and development	1,634	851	4,083	2,353
Depreciation and amortization	1,242	1,300	3,653	3,918
Amortization of acquisition-related intangible assets	2,104	2,113	6,330	6,340
Merger, restructuring and other charges	—	359	427	1,609

Total operating expenses	113,416	107,979	353,427	323,023

Income from operations	874	3,565	3,386	11,728
Interest expense:
Interest on outstanding debt	917	1,324	3,010	4,130
Amortization of deferred financing costs and discount on debt	44	48	133	143
Interest income	141	164	390	489
Other (income) expense, net	(1,265)	1,335	1,624	2,424

Income (loss) before income taxes	1,319	1,022	(991)	5,520
Provision for (benefit from) income taxes	(1,846)	1,688	(629)	5,767

Net income (loss)	$3,165	$(666)	$(362)	$(247)

Net income (loss) per share of common stock:
Basic	$0.06	$(0.01)	$(0.01)	$0.00
Diluted	$0.06	$(0.01)	$(0.01)	$0.00
Weighted average number of common shares outstanding:
Basic	55,636	59,614	55,891	59,496
Diluted	56,167	59,614	55,891	59,496

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(362)	$(247)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	4,338	5,451
Amortization of deferred financing charges	133	143
Depreciation and amortization	3,653	3,918
Amortization of acquisition-related intangible assets	6,330	6,340
Deferred income taxes	(1,696)	250
Net realized and unrealized foreign currency (gain)/loss on forward contracts	324	(1,848)
Other	159	97
Changes in operating assets and liabilities:
Accounts receivable	14,817	(6,638)
Work in process	(2,034)	769
Other current assets	(104)	(5,535)
Other assets	701	(4,022)
Accounts payable	1,732	2,180
Income tax payable	(2,827)	2,153
Accrued compensation and benefits	(2,272)	(1,774)
Accrued outsourcing	(504)	2,752
Accrued merger and restructuring	(1,035)	(267)
Accrued expenses and other liabilities	2,887	2,283
Deferred revenue	(7,462)	2,684

Net cash provided by operating activities	16,778	8,689

Cash flows from investing activities:
Purchases of property and equipment	(6,767)	(3,777)
Purchase price adjustment for businesses acquired	444	—
Net proceeds from (payment of) foreign currency forward contracts	(49)	1,760

Net cash used in investing activities	(6,372)	(2,017)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	8,900	15,100
Payments of short-term debt	(8,900)	(15,100)
Payments of long-term debt	(12,054)	(6,083)
Proceeds from issuance of common stock under stock option plans	378	354
Shares repurchased	(4,345)	—
Proceeds from issuance of capital lease obligations	—	260
Payments of capital lease obligations	(76)	(233)

Net cash used in financing activities	(16,097)	(5,702)

Net increase (decrease) in cash and cash equivalents	(5,691)	970
Effects of exchange rate changes on cash and cash equivalents	(1,627)	3,047
Cash and cash equivalents at beginning of period	32,248	27,354

Cash and cash equivalents at end of period	$24,930	$31,371

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

The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for collectibility of receivables, calculating service revenue using a proportional performance assessment and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates.

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The 2005 Plan was amended on May 21, 2007, to adjust the vesting schedule of future automatic equity grants to non-employee directors of the Company from four years to two years. The maximum number of shares of common stock available for issuance under the 2005 Plan is 4,000,000 shares. At September 30, 2008, there were 539,476 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period. In the nine months ended September 30, 2008, Lionbridge awarded 62,272 stock option grants under the 2005 Plan.

Lionbridge’s 1998 Stock Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the 1998 Plan was 11,722,032 shares and the 1998 Plan expired on January 26, 2008. Accordingly, at September 30, 2008 there were no options available for future grant under the 1998 Plan. Options to purchase common stock had been granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the 1998 Plan. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted could not have been less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock. In the nine months ended September 30, 2008, Lionbridge awarded 297,728 stock option grants under the 1998 Plan, all of which were made prior to its expiration on January 26, 2008.

Restricted Stock Awards

Lionbridge issued 65,940 and 948,500 shares of restricted common stock and restricted stock units under the Company’s 2005 Incentive Plan and the 1998 Stock Plan, respectively, in the nine-month period ended September 30, 2008 with a fair market value of $3.1 million. Of the total 1,014,440 shares of restricted common stock and restricted stock units issued in the nine-month period ended September 30, 2008, 963,000 have restrictions on disposition which lapse over four years from the date of grant on each anniversary date and 51,440 have restrictions on disposition which lapse over thirteen months from the date of grant.

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to the guidance of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”). Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $1.2 million and $1.7 million for the three-month periods ended September 30, 2008 and 2007, respectively, and $4.3 million and $5.5 million for the nine-month periods ended September 30, 2008 and 2007, respectively, classified in the statement of operations line items as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$23,000	$45,000	$77,000	$106,000
Sales and marketing	182,000	267,000	602,000	853,000
General and administrative	971,000	1,343,000	3,552,000	4,381,000
Research and development	33,000	39,000	107,000	111,000

Total stock-based compensation expense	$1,209,000	$1,694,000	$4,338,000	$5,451,000

3. WORK IN PROCESS

Work in process represents revenue not yet billed. Work in process is calculated for each individual project based on the proportional delivery of services at each balance sheet date.

4. DEBT

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At September 30, 2008, $59.7 million was outstanding under the Credit Agreement with an interest rate of 5.5%.

5. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net income (loss) and the net change in foreign currency translation adjustment, which is the primary component of accumulated other comprehensive income. Total comprehensive loss was $3.8 million for the three-month period ended September 30, 2008 and total comprehensive income was $631,000 for the nine-month period ended September 30, 2008. Total comprehensive income was $3.2 million and $5.1 million for the three and nine-month periods ended September 30, 2007, respectively.

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

Shares used in calculating basic and diluted earnings per share for the three and nine-month periods ended September 30, 2008 and 2007, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average number of shares of common stock outstanding—basic	55,636,000	59,614,000	55,891,000	59,496,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	531,000	—	—	—

Weighted average number of shares of common stock outstanding—diluted	56,167,000	59,614,000	55,891,000	59,496,000

Options, unvested restricted stock and warrants to purchase 7,038,000 and 7,867,000 shares of common stock for the three-month periods ended September 30, 2008 and 2007, respectively, and 7,772,000 and 7,382,000 for the nine-month periods ended September 30, 2008 and 2007, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

7. MERGER, RESTRUCTURING AND OTHER CHARGES

During the nine-month period ended September 30, 2008 Lionbridge recorded $427,000 of restructuring and other charges. The $427,000 of restructuring and other charges recorded in the nine-month period ended September 30, 2008 included $278,000 for workforce reductions in Europe consisting of seven technical staff and one administrative staff, $96,000 recorded for vacated facilities, $53,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), and related literature. Of these charges, $357,000 related to the Company’s Global Language and Content (“GLC”) segment, $45,000 related to the Interpretation segment and $25,000 related to the Global Development and Testing (“GDT”) segment. The Company made $1.6 million of cash payments in the nine-month period ended September 30, 2008; $1.5 million, $119,000 and $45,000 related to the GLC, GDT and Interpretation segments, respectively.

During the nine-month period ended September 30, 2007 Lionbridge recorded $1.6 million of restructuring and other charges. The $1.6 million of restructuring and other charges recorded in the nine-month period ended September 30, 2007 included $1.0 million for workforce reductions in Europe and South America consisting of sixteen technical and seven administrative staff, $157,000 recorded for vacated facilities, $121,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in SFAS No. 146 and related literature, and $288,000 of other charges, principally expenses related to integrating financial systems used by the acquired Bowne Global Solutions (“BGS”) sites to a common general ledger financial system. Of these charges, $1.2 million related to the Company’s GLC segment, $92,000 related to the GDT segment and $288,000 related to Corporate and Other. The Company made $2.0 million of cash payments in the nine-month period ended September 30, 2007; $1.6 million and $321,000 related to the GLC and GDT segments, respectively.

The following table summarizes the accrual activity for the nine months ended September 30, 2008 and 2007, respectively, by initiative:

	2008	2007
Beginning balance, January 1	$2,365,000	$2,388,000
Employee severance:
Merger and restructuring charges recorded (1)	278,000	1,043,000
Cash payments related to liabilities assumed and recorded on business combinations	—	(3,000)
Cash payments related to liabilities recorded on exit or disposal activities	(837,000)	(699,000)

	(559,000)	341,000

Vacated facility/Lease termination:
Merger and restructuring charges recorded (1)	92,000	157,000
Revision of estimated liabilities	(43,000)	121,000
Cash payments related to liabilities assumed and recorded on business combinations	(571,000)	(410,000)
Cash payments related to liabilities recorded on exit or disposal activities	(225,000)	(855,000)

	(747,000)	(987,000)

Ending balance, September 30	$1,059,000	$1,742,000

(1)	Charges recorded pursuant to the guidance in SFAS No. 146 and related literature.

At September 30, 2008, the Company’s consolidated balance sheet includes accruals totaling $1.1 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $862,000 of these will be fully utilized within twelve months. The remaining $197,000 relates to lease obligations on unused facilities expiring through 2011 and is included in long-term liabilities.

8. INCOME TAXES

On January 1, 2007, Lionbridge adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), and recognized a $185,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings. The balance of unrecognized tax benefits at September 30, 2008, including interest and penalties, was $3.6 million, of which $3.6 million would affect earnings if recognized. Lionbridge recognizes interest accrued related to unrecognized tax benefits in tax expense. Penalties, if incurred, would also be recognized as a component of tax expense. At September 30, 2008, Lionbridge had approximately $721,000 of interest and penalties accrued related to unrecognized tax benefits. The net increase in the liability during the nine months ended September 30, 2008 was as follows:

Balance at January 1, 2008	$2,498,000
Additions based on tax positions related to the current year	989,000
Additions for tax positions of prior years	238,000
Reductions for tax positions of prior years	—
Settlements	—
Reductions due to lapse of applicable statute of limitations	(168,000)

Balance at September 30, 2008	$3,557,000

In addition to the above, in connection with the acquisition of Bowne Global Solutions (“BGS”), Bowne & Co., Inc. (“Bowne”) agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. The Company determined that its gross unrecognized tax affected benefits related to the acquisition of BGS and subject to indemnification were approximately $4.0 million. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related FIN 48 liability as of January 1, 2007 for this amount. A change in interest rate and penalties assumptions in 2007 resulted in a net reduction to the FIN 48 liability and Indemnification Receivable of $428,000 to $3.5 million, respectively. At September 30, 2008 the gross unrecognized tax affected benefits are $3.5 million.

The components of the provision for (benefit from) income taxes are as follows for the three and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Current:
Federal	$—	$—	$—	$—
State	508,000	(14,000)	537,000	74,000
Foreign	(2,472,000)	1,684,000	(1,521,000)	5,443,000

Total current provision	(1,964,000)	1,670,000	(984,000)	5,517,000
Deferred:
Federal	$118,000	$18,000	$355,000	$250,000

Total provision for (benefit from) income taxes	$(1,846,000)	$1,688,000	$(629,000)	$5,767,000

The tax provision for the three and nine-month periods ended September 30, 2008 consists primarily of current taxes on income in foreign jurisdictions, taxes, interest and penalties accrued in relation to the Company’s uncertain tax positions, and a deferred tax provision of $118,000 and $355,000, respectively, related to tax-deductible goodwill from the BGS acquisition. The Company reasonably anticipates that the unrecognized tax benefit relative to FIN 48 will not change significantly within the next twelve months. The tax provision for the three and nine-month periods ended September 30, 2007 consists primarily of taxes on income in foreign jurisdictions and deferred taxes related to tax deductible goodwill acquired from the BGS acquisition.

The foreign tax benefit reported for the three and nine-month periods ended September 30, 2008 is primarily the result of the reversal of a tax liability related to accrued interest. The reversal was based on a July 2008 ruling from the Irish Office of the Revenue Commissioners granting the Company’s request relating to the deductibility of interest expense associated with certain interest-bearing inter-company loans that had generated taxable income in Ireland.

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

At September 30, 2008, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits.

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

Lionbridge has determined its operating segments based on the service performed. While the Company allocates revenue and costs according to these operating segments to the best of its ability, in some cases, customers may select Lionbridge to provide multiple services that span the Company’s operating segments. During 2007 a large client expanded an existing program with the Company. While this program had historically been managed by the Company’s GLC segment due to the nature of the work the Company had previously performed for this client, in 2008 the Company determined the nature of this new, expanded program with the client more accurately reflects the nature of work performed in its GDT segment and moved the management of the program to its GDT segment. As a result, the Company has reclassified $1.2 million and $4.7 million of revenue for the three and nine-month periods ended September 30, 2007, respectively, and $201,000 and $843,000 of net income for the three and nine-month periods ended September 30, 2007, respectively, associated with this client program from its GLC segment into its GDT segment.

The Company’s internal reporting does not include the allocation of certain expenses to the operating segments but instead includes those other expenses in unallocated other expense. Unallocated expenses consist of depreciation and amortization, interest expense and income tax. Other unallocated items primarily include corporate expenses, such as merger and restructuring, foreign exchange gains and losses and governance expenses, as well as finance, information technology, human resources, legal, sales administration, treasury and marketing expenses. The Company determines whether a cost is charged to a particular business segment or is retained as an unallocated cost based on whether the cost relates to a corporate function or to a direct expense associated with the particular business segment. For example, corporate finance, corporate information technology and corporate human resource expenses are unallocated, whereas operating segment finance, information technology and human resource expenses are charged to the applicable operating segment.

The table below presents information about the reported net income (loss) of the Company for the three and nine-month periods ended September 30, 2008 and 2007. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
Three Months Ended September 30, 2008
External revenue	$81,839,000	$25,919,000	$6,532,000	$—	$114,290,000

Income (loss) before income taxes	3,538,000	6,189,000	654,000	(9,062,000)	1,319,000
Provision for (benefit from) income taxes	—	—	—	(1,846,000)	(1,846,000)

Net income (loss)	$3,538,000	$6,189,000	$654,000	$(7,216,000)	$3,165,000

Three Months Ended September 30, 2007
External revenue	$85,954,000	$19,896,000	$5,694,000	$—	$111,544,000

Income (loss) before income taxes	11,199,000	2,525,000	668,000	(13,370,000)	1,022,000
Provision for income taxes	—	—	—	1,688,000	1,688,000

Net income (loss)	$11,199,000	$2,525,000	$668,000	$(15,058,000)	$(666,000)

Nine Months Ended September 30, 2008
External revenue	$262,837,000	$73,228,000	$20,748,000	$—	$356,813,000

Income (loss) before income taxes	15,170,000	15,669,000	2,667,000	(34,497,000)	(991,000)
Provision for (benefit from) income taxes	—	—	—	(629,000)	(629,000)

Net income (loss)	$15,170,000	$15,669,000	$2,667,000	$(33,868,000)	$(362,000)

Nine Months Ended September 30, 2007
External revenue	$258,183,000	$58,932,000	$17,636,000	$—	$334,751,000

Income (loss) before income taxes	32,498,000	10,080,000	2,285,000	(39,343,000)	5,520,000
Provision for income taxes	—	—	—	5,767,000	5,767,000

Net income (loss)	$32,498,000	$10,080,000	$2,285,000	$(45,110,000)	$(247,000)

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

Lionbridge assesses the impairment of goodwill and other intangible assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of intangible assets or goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is reviewed for impairment on an annual basis. At December 31, 2007, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was required. Estimating future cash flows requires management to make projections that can differ materially from actual results.

At the end of the third quarter of 2008, there was increasing evidence of an economic downturn and increased volatility in world-wide financial markets and a decline in the Company’s stock price during a portion of the third quarter to a price below book value. However, Lionbridge determined, based on its judgment and assumptions regarding market conditions, that the events or conditions that existed at the end of the third quarter did not warrant an interim assessment of impairment of goodwill and other intangible assets. However, in the event such circumstances and events continue or intensify during the fourth quarter, including but not limited to a continued economic downturn, sustained reduction in the Company’s stock price near or below book value, or future adverse declines in revenues or operating results for any reportable segment, a non-cash impairment charge may result in the future. The Company performs its annual goodwill impairment test during the fourth quarter.

The Company evaluates whether there has been an impairment in the carrying value of its other intangible assets, in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets,” if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of acquired customer relationships (recorded with the BGS acquisition) include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

The following table summarizes other intangible assets at September 30, 2008 and December 31, 2007, respectively.

	September 30, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$14,879,000	$17,121,000	$32,000,000	$11,071,000	$20,929,000
BGS acquired customer contracts	14,000,000	9,133,000	4,867,000	14,000,000	6,912,000	7,088,000
BGS acquired technology	2,317,000	2,194,000	123,000	2,317,000	1,893,000	424,000

	$48,317,000	$26,206,000	$22,111,000	$48,317,000	$19,876,000	$28,441,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at September 30, 2008 in the fiscal periods as follows:

Year ending December 31,
2008	$2,110,000
2009	5,520,000
2010	4,893,000
2011	2,332,000
2012	1,921,000
Thereafter	5,335,000

$22,111,000

11. CONTINGENCIES

On or about July 24, 2001, a purported securities class action lawsuit captioned “Samet v. Lionbridge Technologies, Inc. et al.” (01-CV-6770) was filed in the United States District Court for the Southern District of New York (the “Court”) against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering. The complaint in this action asserted, among other things, omissions regarding the underwriters’ alleged conduct in allocating shares in Lionbridge’s initial public offering to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order dismissing without prejudice the claims against Lionbridge and its officers and directors (the case remained pending against the underwriter defendants).

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. The plaintiffs thereafter moved for certification of different classes in the District Court.

In light of the Court of Appeals’ December 5, 2006 decision regarding certification of the plaintiffs’ claims, the District Court entered an order on June 25, 2007 terminating the proposed settlement between the plaintiffs and the issuers, including Lionbridge. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases. On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases. In addition, on October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants have separately opposed those motions. The plaintiffs have voluntarily withdrawn their motions for class certification without prejudice.

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

12. FAIR VALUE MEASUREMENTS

On January 1, 2008, Lionbridge adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for the Company’s financial assets and liabilities. The adoption of SFAS No. 157 did not materially impact Lionbridge’s financial position, results of operations or liquidity. In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), Lionbridge elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on Lionbridge’s financial position, results of operations or liquidity. Lionbridge did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed on a recurring basis as of September 30, 2008.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge does not have any financial assets or liabilities as of September 30, 2008 designated as Level 1.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities are an interest rate swap and foreign exchange forward contracts whose fair value we determine using pricing models predicated upon observable market inputs.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge does not have any financial assets and liabilities as of September 30, 2008 designated as Level 3.

The following table sets forth the financial assets and liabilities as of September 30, 2008 that Lionbridge measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Level 1	Level 2	Level 3	Balance as of September 30, 2008
Assets:
Foreign exchange forward contracts	$—	$45,000	$—	$45,000
Liabilities:
Interest rate swap	$—	$459,000	$—	$459,000
Foreign exchange forward contracts	—	22,000	—	22,000

13. RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157”, which allows for the deferral of the adoption date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for the assets and liabilities within the scope of FSP FAS 157-2. Refer to Note 12, Fair Value Measurements, of this Form 10-Q, for our disclosures pursuant to the effective portion of SFAS No. 157. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations or liquidity.

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

For the nine-month period ended September 30, 2008, Lionbridge’s income from operations was $3.4 million, with a net loss of $362,000. For the year ended December 31, 2007, the Company’s income from operations was $9.0 million with a net loss of $4.2 million. As of September 30, 2008, the Company had an accumulated deficit of $112.5 million.

The world-wide economic slowdown and related uncertainties in the financial markets and access to credit which emerged during the third quarter has resulted in reduced demand for the Company’s service offerings, particularly its GLC services. Some of the Company’s customers have scaled-back, and are likely to continue to scale-back, content and product development initiatives and the frequency of release cycles, which may result in a reduction in the demand for the Company’s GLC services in particular. Continued tightening of credit in the financial markets may also adversely affect our customers’ ability to obtain financing for their operations and may also result in reduced demand for the Company’s service offerings.

Certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro, as a large portion of its cost of revenue and general and administrative expenses are payable in Euros, while the majority of its revenues are recorded in U.S. Dollars. Over the past year, there has been a decline in the value of the U.S. Dollar relative to the Euro. There was an 8% and 13% decline in the value of the U.S. Dollar relative to the Euro for the three and nine-month periods ended September 30, 2008, respectively, from the same periods of the prior year. The impact of this significant decline in the value of the U.S. Dollar relative to the Euro is reflected in the Company’s financial results for the nine-month period ended September 30, 2008 when compared to the corresponding period in 2007. While the depreciation in the U.S. Dollar has contributed to increased revenue for the quarter ended September 30, 2008, particularly in the GLC segment, the Company’s operating income and net income were negatively impacted due to higher costs related to Euro-denominated payment obligations to third party outsourcers, lease obligations and compensation when compared to the corresponding period in 2007. The higher costs associated with the depreciation of the U.S. Dollar during the quarter ended September 30, 2008 when compared to the corresponding period in 2007 offset the benefits of the incremental revenue and of cost reduction initiatives undertaken by the Company during the period. Since July 2008, and particularly since September 30, 2008, the U.S. Dollar has strengthened against any foreign currencies, including the Euro. If this trend continues, a portion of the negative impacts of Lionbridge’s results of operations discussed above will be ameliorated.

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

Valuation of Goodwill and Other Intangible Assets

Lionbridge assesses the impairment of goodwill and other intangible assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of intangible assets or goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is reviewed for impairment on an annual basis. At December 31, 2007, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was required. Estimating future cash flows requires management to make projections that can differ materially from actual results.

At the end of the third quarter of 2008, there was increasing evidence of an economic downturn and increased volatility in world-wide financial markets and a decline in the Company’s stock price during a portion of the third quarter to a price below book value. However, Lionbridge determined, based on its judgment and assumptions regarding market conditions, that the events or conditions that existed at the end of the third quarter did not warrant an interim assessment of impairment of goodwill and other intangible assets. However, in the event such circumstances and events continue or intensify during the fourth quarter, including but not limited to a continued economic downturn, sustained reduction in the Company’s stock price near or below book value, or future adverse declines in revenues or operating results for any reportable segment, a non-cash impairment charge may result in the future. The Company performs its annual impairment test during the fourth quarter.

The Company evaluates whether there has been an impairment in the carrying value of its other intangible assets, in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets,” if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of acquired customer relationships (recorded with the BGS acquisition) include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

Merger, Restructuring and Other Charges

During the nine-month period ended September 30, 2008 Lionbridge recorded $427,000 of restructuring and other charges. The $427,000 of restructuring and other charges recorded in the nine-month period ended September 30, 2008 included $278,000 for workforce reductions in Europe consisting of seven technical staff and one administrative staff, $96,000 recorded for vacated facilities, $53,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), and related literature. Of these charges, $357,000 related to the Company’s Global Language and Content (“GLC”) segment, $45,000 related to the Interpretation segment and $25,000 related to the Global Development and Testing (“GDT”) segment. The Company made $1.6 million of cash payments in the nine-month period ended September 30, 2008; $1.5 million, $119,000 and $45,000 related to the GLC, GDT and Interpretation segments, respectively.

During the nine-month period ended September 30, 2007 Lionbridge recorded $1.6 million of restructuring and other charges. The $1.6 million of restructuring and other charges recorded in the nine-month period ended September 30, 2007 included $1.0 million for workforce reductions in Europe and South America consisting of sixteen technical and seven administrative staff, $157,000 recorded for vacated facilities, $121,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in SFAS No. 146, and related literature, and $288,000 of other charges, principally expenses related to integrating financial systems used by the acquired BGS sites to a common general ledger financial system. Of these charges, $1.2 million related to the Company’s GLC segment, $92,000 related to the GDT segment and $288,000 related to Corporate and Other. The Company made $2.0 million of cash payments in the nine-month period ended September 30, 2007; $1.6 million and $321,000 related to the GLC and GDT segments, respectively.

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The 2005 Plan was amended on May 21, 2007, to adjust the vesting schedule of future automatic equity grants to non-employee directors of the Company from four years to two years. The maximum number of shares of common stock available for issuance under the 2005 Plan is 4,000,000 shares. At September 30, 2008, there were 539,476 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period. In the nine months ended September 30, 2008, Lionbridge awarded 62,272 stock option grants under the 2005 Plan.

Lionbridge’s 1998 Stock Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the 1998 Plan was 11,722,032 shares and the 1998 Plan expired on January 26, 2008. Accordingly, at September 30, 2008 there were no options available for future grant under the 1998 Plan. Options to purchase common stock had been granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the 1998 Plan. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted could not have been less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock. In the nine months ended September 30, 2008, Lionbridge awarded 297,728 stock option grants under the 1998 Plan, all of which were granted prior to its expiration on January 26, 2008.

Restricted Stock Awards

Lionbridge issued 65,940 and 948,500 shares of restricted common stock and restricted stock units under the Company’s 2005 Incentive Plan and the 1998 Stock Plan, respectively, in the nine-month period ended September 30, 2008 with a fair market value of $3.1 million. Of the total 1,014,440 shares of restricted common stock and restricted stock units issued in the nine-month period ended September 30, 2008, 963,000 have restrictions on disposition which lapse over four years from the date of grant on each anniversary date and 51,440 have restrictions on disposition which lapse over thirteen months from the date of grant.

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to the guidance of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”). Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $1.2 million and $1.7 million for the three-month periods ended September 30, 2008 and 2007, respectively, and $4.3 million and $5.5 million for the nine-month periods ended September 30, 2008 and 2007, respectively, classified in the statement of operations line items as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$23,000	$45,000	$77,000	$106,000
Sales and marketing	182,000	267,000	602,000	853,000
General and administrative	971,000	1,343,000	3,552,000	4,381,000
Research and development	33,000	39,000	107,000	111,000

Total stock-based compensation expense	$1,209,000	$1,694,000	$4,338,000	$5,451,000

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	68.8	67.1	68.8	66.3
Sales and marketing	7.1	6.9	7.2	7.2
General and administrative	19.0	18.7	19.0	18.7
Research and development	1.4	0.7	1.2	0.7
Depreciation and amortization	1.1	1.2	1.0	1.2
Amortization of acquisition-related intangible assets	1.8	1.9	1.8	1.9
Merger, restructuring and other charges	—	0.3	0.1	0.5

Total operating expenses	99.2	96.8	99.1	96.5

Income from operations	0.8	3.2	0.9	3.5
Interest expense:
Interest in outstanding debt	0.8	1.2	0.8	1.2
Amortization of deferred financing costs	—	—	—	0.1
Interest income	0.1	0.1	0.1	0.1
Other (income) expense, net	(1.1)	1.2	0.5	0.7

Income (loss) before income taxes	1.2	0.9	(0.3)	1.6
Provision for (benefit from) income taxes	(1.6)	1.5	(0.2)	1.7

Net income (loss)	2.8%	(0.6)%	(0.1)%	(0.1)%

Revenue. The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
GLC	$81,839,000	72%	$85,954,000	77%	$262,837,000	74%	$258,183,000	77%
GDT	25,919,000	23%	19,896,000	18%	73,228,000	20%	58,932,000	18%
Interpretation	6,532,000	5%	5,694,000	5%	20,748,000	6%	17,636,000	5%

Total revenue	$114,290,000	100%	$111,544,000	100%	$356,813,000	100%	$334,751,000	100%

Revenue for the quarter ended September 30, 2008 was $114.3 million, an increase of $2.7 million, or 2.5%, from $111.5 million for the quarter ended September 30, 2007. Revenue growth during the third quarter of 2008 in the GDT and Interpretation segments of $6.0 million and $838,000, respectively, was partially offset by a decline in revenue of $4.1 million in the GLC business, as compared to the quarter ended September 30, 2007.

Lionbridge conducts a large portion of its business in international markets. Approximately 48.0% of its revenue for the quarter ended September 30, 2008 is denominated in foreign currencies. The principal foreign currency applicable to Lionbridge’s business is the Euro. Approximately 35.5% of revenue for the quarter ended September 30, 2008 was denominated in Euro, and a majority of this revenue is concentrated in the GLC business. Accordingly, a fluctuation in foreign currency exchange rates primarily affects the GLC business. During the quarter ended September 30, 2008, the U.S. Dollar was weaker against most foreign currencies, in particular the Euro, as compared to the quarter ended September 30, 2007. The Company’s revenue increased approximately $3.2 million, or 2.9%, as the result of the decline in the exchange rate of the U.S. Dollar against most foreign currencies as compared to the quarter ended September 30, 2007. Organic growth declined approximately $935,000 in the quarter ended September 30, 2008, as compared to the quarter ended September 30, 2007, primarily a result of the impact of the emerging global economic slowdown which resulted in project delays and volume decreases including reductions in the scale and scope of projects from customers in the GLC business, as well as delays in purchasing decisions for GLC services among prospective customers. This decrease was partially offset by an approximate $501,000 decrease in deferred revenue in the GLC segment in the quarter ended September 30, 2008, as compared to the quarter ended September 30, 2007. If the global economic slowdown continues through the fourth quarter and into 2009, Lionbridge expects that its customers may delay or decrease previously planned projects or product releases requiring GLC services. In addition, customers, particularly technology customers, may scale-back product development and the development of new product or technology releases, which may also result in a further reduction in the demand for GLC services.

Revenue for the nine months ended September 30, 2008 was $356.8 million, an increase of $22.1 million, or 6.6%, from $334.8 million for the nine months ended September 30, 2007. The increase of $22.1 million consists of $4.7 million, $14.3 million and $3.1 million of revenue growth in GLC, GDT, and Interpretation, respectively. As compared to the nine months ended September 30, 2007, revenue increased approximately $4.6 million, or 1.4%, as the result of organic growth and approximately $16.9 million, or 5.1%, due to the impact of foreign exchange, primarily affecting the GLC business, as the U.S. Dollar was significantly weaker against certain foreign currencies, in particular the Euro. As noted above, this increase is inclusive of the decrease in deferred revenue in the GLC business. During the second and third quarters, the Company implemented measures designed to moderate the effect of currency fluctuations, particularly with respect to the GLC segment. Among these initiatives are contractual terms with customers to periodically adjust rates relative to fluctuations in currency and pricing increases to reflect the depreciation of the U.S. Dollar during the term of the contractual arrangement.

Revenue from the Company’s GLC business for the quarter ended September 30, 2008 decreased $4.1 million, or 4.8%, to $81.8 million from $86.0 million for the quarter ended September 30, 2007. As compared to the quarter ended September 30, 2007, revenue increased approximately $3.0 million due to the decline in the foreign exchange rate between the U.S. Dollar and other currencies, in particular the Euro. During this same comparative period, organic growth declined approximately $7.7 million during the quarter ended September 30, 2008, which was partially offset by a decrease of $501,000 in deferred revenue in the GLC business. The decline in organic growth of approximately $7.7 million in the quarter ended September 30, 2008, as compared to the quarter ended September 30, 2007, is primarily a result of the impact of the emerging global economic slowdown and resulting project delays and volume decreases from GLC customers. For the nine months ended September 30, 2008, revenue from the Company’s GLC business was $262.8 million, an increase of $4.7 million, or 1.8%, from $258.2 million for the nine months ended September 30, 2007. As compared to the nine months ended September 30, 2007, revenue increased approximately $16.1 million due to the impact of foreign exchange, particularly the weakened U.S. Dollar, as noted above, while organic growth declined by approximately $11.9 million during the nine months ended September 30, 2008. This decrease in revenue was partially offset by a decrease of $501,000 in deferred revenue in the GLC business. The decline in organic growth of approximately $11.9 million in the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, is primarily a result of the impact of the emerging global economic slowdown and the resulting project delays and volume decreases from customers in the GLC business.

Revenue from the Company’s GDT business was $25.9 million for the quarter ended September 30, 2008, an increase of $6.0 million, or 30.3%, from $19.9 million for the quarter ended September 30, 2007. The period-over-period increase in GDT revenue was primarily due to increased revenue from large programs for existing customers. Revenue in the GDT business is not materially impacted by fluctuations in foreign currency exchange rates. For the nine months ended September 30, 2008, revenue from the

Company’s GDT business was $73.2 million, an increase of $14.3 million, or 24.3%, from $58.9 million for the nine months ended September 30, 2007. The year-on-year increase in GDT for the quarter and nine months ended September 30, 2008 was primarily due to increased revenue from two long-term engagements and the Company’s ability to utilize the skills and infrastructure of its GLC business to broaden its offerings and cross-sell additional services across segments.

Revenue from the Company’s Interpretation business for the quarter ended September 30, 2008 was $6.5 million, an increase of $838,000, or 14.7%, from $5.7 million for the quarter ended September 30, 2007 primarily due to increased volume from long-term existing programs. The Interpretation business is not materially impacted by fluctuations in foreign currency exchange rates. For the nine months ended September 30, 2008, revenue from the Company’s Interpretation business was $20.7 million, an increase of $3.1 million, or 17.6%, from $17.6 million for the nine months ended September 30, 2007 primarily due to revenue from new customer engagements.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client engagements. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30, 2008	% Change Q3 07 to Q3 08	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	% Change Nine Months 07 to Nine Months 08	Nine Months Ended September 30, 2007
GLC:
Cost of revenue	$57,487,000	1.0%	$56,903,000	$183,973,000	8.0%	$170,277,000
Percentage of revenue	70.2%		66.2%	70.0%		66.0%
GDT:
Cost of revenue	16,231,000	20.8%	13,436,000	45,987,000	21.1%	37,984,000
Percentage of revenue	62.6%		67.5%	62.8%		64.5%
Interpretation:
Cost of revenue	4,922,000	9.8%	4,481,000	15,476,000	13.9%	13,583,000
Percentage of revenue	75.4%		78.7%	74.6%		77.0%

Total cost of revenue	$78,640,000		$74,820,000	$245,436,000		$221,844,000

Percentage of revenue	68.8%		67.1%	68.8%		66.3%

For the quarter ended September 30, 2008 , as a percentage of revenue, cost of revenue increased to 68.8% as compared to 67.1% for the quarter ended September 30, 2007 primarily due to the negative impact of the decline in the exchange rate of the U.S. Dollar against most foreign currencies and changes in the revenue and service mix. The Company estimates that the decline of the U.S. Dollar negatively impacted cost of revenue by over 120 basis points, period-over-period, essentially offsetting the benefits realized from the deployment and use of Lionbridge’s language management technology platform in the GLC business, and lower internal operating costs resulting from certain restructuring and cost reduction actions initiated over the past few years. Each segment provides distinctive services with different gross margins. For the quarter ended September 30, 2008, GLC, GDT and Interpretation accounted for approximately 71.6%, 22.7% and 5.7% of the total revenue. For the quarter ended September 30, 2007, GLC, GDT and Interpretation accounted for approximately 77.1%, 17.8% and 5.1% of the total revenue.

For the quarter ended September 30, 2008, cost of revenue increased $3.8 million, or 5.1%, to $78.6 million as compared to $74.8 million for the corresponding period of the prior year. The increase was primarily in support of $2.7 million of incremental revenue as compared to the corresponding period of the prior year. The increase includes approximately $3.4 million due to the depreciation of the U.S. Dollar against foreign currencies as noted above, with the balance due to changes in the revenue and service mix period-over-period.

For the nine months ended September 30, 2008, cost of revenue was $245.4 million, an increase of $23.6 million, or 10.6%, as compared to $221.8 million for the same period of 2007. This increase was primarily in support of $22.1 million incremental revenue as compared to the nine months ended September 30, 2007. Approximately $18.8 million of the increase is attributable to depreciation of the U.S. Dollar against certain currencies as noted above.

For the quarter ended September 30, 2008, cost of revenue as a percentage of revenue in the Company’s GLC business increased to 70.2% as compared to 66.2% for the quarter ended September 30, 2007. Cost of revenue increased $584,000 to $57.5 million compared to $56.9 million for the same quarter of the prior year. This increase reflects higher costs for translation services, mainly due the negative impact of the decline in the exchange rate of the U.S. Dollar against most foreign currencies, and variations in work mix. As noted above, the negative impact of the decline in the exchange rate of the U.S. Dollar against most foreign currencies significantly impacted the cost of revenue ratios in the GLC business. The Company estimates that the decline of the U.S. Dollar impacted cost of revenue in the GLC business by over 140 basis points, period-over-period. For the nine months ended September 30, 2008, GLC cost of revenue increased $13.7 million to $184.0 million as compared to $170.3 million for the corresponding period of the prior This increase is in support of a $4.7 million increase in revenue period-over-period, and is primarily attributable to the $16.6 million impact of the depreciation of the U.S. Dollar against foreign currencies, which was partially offset by the benefits realized from the deployment and use of Lionbridge’s language management technology platform, growing customer satisfaction, the economies of longer-term customer programs and lower internal operating costs resulting from certain restructuring and cost reduction actions initiated over the past few years. Since July 2008, and particularly since September 30, 2008, the U.S. Dollar has strengthened against any foreign currencies, including the Euro. If this trend continues, a portion of the negative impacts of Lionbridge’s results of operations discussed above will be ameliorated.

Cost of revenue as a percentage of revenue in the Company’s GDT business decreased to 62.6% for the quarter ended September 30, 2008 as compared to 67.5% for the quarter ended September 30, 2007. This decrease was primarily the result of continued productivity gains on long-term large programs for existing customers, a 30.3% increase in revenue levels, price increase, and work mix variations in services as compared to the corresponding quarter of the prior year. These benefits were partially offset by the impact of the U.S. Dollar’s decline against certain foreign currencies, in particular the Euro, period-over-period. The Company estimates that the decline of the U.S. Dollar impacted cost of revenue by approximately 80 basis points, period-over-period. For the quarter ended September 30, 2008, GDT cost of revenue increased $2.8 million, or 20.8%, to $16.2 million as compared to $13.4 million for the corresponding quarter of the prior year. This increase was primarily associated with the $6.0 million increase in revenue period-over-period, and work mix variation in services as compared to the corresponding quarter of the prior year. The increase includes approximately $290,000 due to the depreciation of the U.S. Dollar against foreign currencies as noted above.

For the nine months ended September 30, 2008, GDT cost of revenue was $46.0 million, an increase of $8.0 million, or 21.1%, as compared to $38.0 million for the same period of 2007. This increase was primarily in support of $14.3 million incremental revenue as compared to the nine months ended September 30, 2007. The increase includes approximately $1.9 million due to the depreciation of the U.S. Dollar against foreign currencies as noted above. Cost of revenue as a percentage of revenue in the Company’s GDT business decreased to 62.8% for the nine months ended September 30, 2008 as compared to 64.5% for the nine months ended September 30, 2007. As noted above, the decrease was primarily the result of continued productivity gains on long-term large programs for existing customers, a 24.3% increase in revenue levels, price increases, and work mix variations in services as compared to the corresponding quarter of the prior year. These benefits were partially offset by the impact of the U. S. Dollar’s decline against certain foreign currencies, in particular the Euro, period-over-period. The Company estimates that the decline of the U.S. Dollar impacted cost of revenue by over 230 basis points, period-over-period.

Cost of revenue as a percentage of revenue in the Company’s Interpretation business decreased to 75.4% and 74.6%, for the three and nine months ended September 30, 2008, respectively, as compared to 78.7% and 77.00% for the three and nine months ended September 30, 2007. This decrease reflects the favorable impact of pricing and work mix variations in services as compared to the prior year. The Company’s Interpretation business is not materially impacted by foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation/CRM system expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total sales and marketing expenses	$8,059,000	$7,729,000	$25,779,000	$24,251,000
Increase from prior year	330,000		1,528,000
Percentage of revenue	7.1%	6.9%	7.2%	7.2%

For the quarter ended September 30, 2008, sales and marketing expenses increased $330,000, as compared with the corresponding period of 2007. As a percentage of revenue, sales and marketing expenses increased to 7.1% as compared to 6.9% for the quarter ended September 30 2007. For the nine months ended September 30, 2008, sales and marketing expenses increased $1.5 million, as compared with the corresponding period of 2007. As a percentage of revenue, sales and marketing expenses remained flat at 7.2% for the nine months ended September 20, 2008, as compared to the corresponding period of the prior year. These increases are primarily attributable to increased compensation to support increased revenue levels from period to period, as well as projected revenue growth in the future. The Company estimates that the decline of the U.S. Dollar increased sales and marketing expenses by approximately $128,000 and $826,000 for the quarter and nine months ended September 30, 2008, respectively, as compared to the same periods of the prior year.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total general and administrative expenses	$21,737,000	$20,807,000	$67,719,000	$62,708,000
Increase from prior year	930,000		5,011,000
Percentage of revenue	19.0%	18.7%	19.0%	18.7%

For the quarter ended September 30, 2008, general and administrative expenses increased $930,000, or 4.5%, to $21.7 million as compared to $20.8 million for the quarter ended September 30, 2007. The $930,000 increase is primarily attributable to the decline in the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro. Approximately 62.0% of general and administrative expenses are denominated in non-U.S. Dollars, primarily the Euro and Indian Rupee, and of that amount a majority of these expenses relate to rent and compensation expense in the quarter ended September 30, 2008, as compared to the quarter ended September 30, 2007. As a percentage of revenue, general and administrative expenses increased to 19.0% for the quarter ended September 30, 2008, as compared to 18.7%, for the same period of the prior year, due primarily to the items noted above, as well as the impact of the increase in revenue from period to period.

For the nine months ended September 30, 2008, general and administrative expenses increased $5.0 million, or 8.0%, to $67.7 million as compared to $62.7 million for the nine months ended September 30, 2007. Approximately $3.9 million of the increase is attributable to the impact of foreign exchange, as the U.S. Dollar declined against certain foreign currencies, in particular the Euro. Approximately 62.0% of general and administrative expenses are denominated in non-U.S. Dollars, primarily the Euro and Indian Rupee, and of that amount a majority of these expenses relate to rent and compensation expense in the nine months ended September 30, 2008. The remainder of the increase is primarily due to increased compensation, rent and consulting expenses in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. As a percentage of revenue, general and administrative expenses increased to 19.0% for the nine months ended September 30, 2008 as compared to 18.7% for the same period of the prior year.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total research and development expense	$1,634,000	$851,000	$4,083,000	$2,353,000
Increase from prior year	783,000		1,730,000
Percentage of revenue	1.4%	0.7%	1.2%	0.7%

Research and development expense increased $783,000 and $1.7 million for the three and nine months ended September 30, 2008 to $1.6 million and $4.1 million from $851,000 and $2.4 million for the corresponding periods of the prior year. Approximately $84,000 and $347,000 of the increase for the quarter and nine months ended September 30, 2008, respectively, is due to the depreciation of the U.S. Dollar against foreign currencies, as compared to the same periods of the prior year and the remaining increase is attributable principally to the Company’s continued development of its language management technologies, including Logoport™ and Freeway™.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total depreciation and amortization expense	$1,242,000	$1,300,000	$3,653,000	$3,918,000
Decrease from prior year	58,000		265,000
Percentage of revenue	1.1%	1.2%	1.0%	1.2%

Depreciation and amortization expense decreased to $1.2 million and $3.7 million for the three and nine months ended September 30, 2008, respectively, as compared to $1.3 million and $3.9 million for the three and nine months ended September 30, 2007. The decrease for the three and nine-month periods ended September 30, 2008 as compared to the corresponding periods of the prior year is primarily due to the culmination of depreciable lives of certain assets acquired in prior years. This decrease was partially offset by increases attributable to a decline in foreign currency exchange rates of approximately $54,000 and $274,000 for the three and nine months ended September 30, 2008, as compared to the corresponding period of the prior year.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months ended September 30, 2008 and 2007 of $2.1 million and $2.1 million, respectively, and for the nine months ended September 30, 2008 and 2007 of $6.3 million and $6.3 million, respectively, relates solely to the amortization of identifiable intangible assets.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the quarter ended September 30, 2008 of $961,000 decreased $411,000 from $1.4 million for the quarter ended September 30, 2007. The decrease reflects the impact of approximately $5.0 million lower average borrowings during the quarter ended September 30, 2008 as compared to the corresponding period of the prior year, coupled with lower interest rates. Interest expense for the nine months ended September 30, 2008 of $3.1 million decreased $1.1 million from $4.3 million for the nine months ended September 30, 2007. The decrease reflects the impact of approximately $6.0 million lower average borrowings during the nine-month period year-over-year coupled with lower interest rates.

Other (Income) Expense, Net. Other (income) expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $1.3 million in other income, net and $1.6 million in other expense, net, in the three and nine months ended September 30, 2008, respectively, as compared to $1.3 million and $2.4 million in other expense, net, in the corresponding periods of the prior year. The variations are primarily attributable to the variances among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year. Lionbridge recorded net realized and unrealized foreign currency losses of $3.2 million and $324,000 on forward contracts in the three and nine-month periods ended September 30, 2008, respectively, as compared to net realized and unrealized foreign currency gains of $1.7 million and $1.8 million on forward contracts in the three and nine-month periods ended September 30, 2007, respectively. Additionally, approximately $400,000 of miscellaneous non-income tax charges are included in other (income) expense, in the three and nine months ended September 30, 2008 as compared to the corresponding periods of prior year.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes expense in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total provision for (benefit from) income taxes	$(1,846,000)	$1,688,000	$(629,000)	$5,767,000
Decrease from prior year	3,534,000		6,396,000
Percentage of revenue	(1.6)%	1.5%	(0.2)%	1.7%

The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions and the increase in deferred tax liabilities related to the tax deductible goodwill from the BGS acquisition. The tax provision decreased $3.5 million to a benefit of $1.8 million for the quarter ended September 30, 2008 from a provision of $1.7 million in the corresponding quarter of the prior year, and by $6.4 million for the comparable nine-month period. This decrease is primarily due to the reversal of a tax liability related to accured interest. The reversal was based on a July 2008 ruling from the Irish Office of the Revenue Commissioners granting the Company’s request relating to the deductibility of interest expense associated with certain interest-bearing inter-company loans that had generated taxable income in Ireland. Another contributor to the decrease is the lower foreign profits which are subject to tax by the foreign jurisdictions due to treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model.

Liquidity and Capital Resources

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”), replacing the Company’s Term Loan B and Revolving Credit Facility that had been in place since September 1, 2005. The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At September 30, 2008, $59.7 million was outstanding with an interest rate of 5.5%.

The following table shows cash and cash equivalents and working capital at September 30, 2008 and at December 31, 2007:

	September 30, 2008	December 31, 2007
Cash and cash equivalents	$24,930,000	$32,248,000
Working capital	55,973,000	64,460,000

Lionbridge’s working capital decreased $8.5 million to $56.0 million at September 30, 2008, as compared to $64.5 million at December 31, 2007. The decrease was primarily driven by the use of $16.8 million of cash provided by operations, during the nine months ended September 30, 2008, and $6.4 million of the cash balance at December 31, 2007, to pay down $12.1 million of long-term debt, repurchase $4.3 million of Lionbridge’s common stock, and purchase $6.8 million of property and equipment, with the remainder of the decrease attributable to the use of cash to fund activity and growth in the business during the nine months ended September 30, 2008.

As of September 30, 2008, cash and cash equivalents totaled $24.9 million, a decrease of $7.3 million from $32.2 million at December 31, 2007, primarily due to $16.8 million net cash provided by operating activities of the business, offset by a $1.6 million decrease in cash due to exchange rate changes in the period and $6.4 million of net cash used in investing, including a purchase price reimbursement from Bowne of $444,000, offset by $6.8 million for purchases of property and equipment and $16.1 million of net cash used in financing, including $4.3 million for the repurchase of shares, $12.1 million used to pay down debt, partially reduced by other net financing activities of $302,000.

Accounts receivable and work in process totaled $94.7 million, a decrease of $12.2 million as compared to $106.9 million at December 31, 2007. Other current assets decreased $240,000 to $12.1 million as compared to $12.3 million at December 31, 2007. Current liabilities totaled $75.8 million at September 30, 2008, a decrease of $11.3 million as compared to $87.1 million at December 31, 2007.

The following table shows the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the nine months ended September 30, 2008 and 2007, respectively:

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$16,778,000	$8,689,000
Net cash used in investing activities	6,372,000	2,017,000
Net cash used in financing activities	16,097,000	5,702,000

Net cash provided by operating activities was $16.8 million for the nine months ended September 30, 2008, as compared to $8.7 million for the corresponding period of the prior year. The $16.8 million cash provided by operating activities was due to a net loss of $362,000 (inclusive of $13.2 million in depreciation, amortization, stock-based compensation and other non-cash expenses, including realized and unrealized foreign currency losses on forward contracts of $324,000), a $12.8 million net decrease in accounts receivable and work in process, reflecting improved cash management in the nine-month period ended September 30, 2008 as compared to the corresponding period of 2007, a $597,000 decrease in other operating assets, a $2.0 million decrease in accounts payable, accrued expenses and other operating liabilities, and a $7.5 million decrease in deferred revenue.

In the nine months ended September 30, 2007 net cash provided by operating activities was $8.7 million. The $8.7 million cash provided by operating activities was due to net loss of $247,000 (inclusive of $14.4 million in depreciation, amortization, stock based compensation and other non-cash expenses, net of realized and unrealized foreign currency gain on forward contracts of $1.8 million), a $5.9 million net increase in accounts receivable and work in process, a $9.6 million increase in other operating assets, a $7.3 million increase in accounts payable, accrued expenses and other operating liabilities, and a $2.7 million increase in deferred revenue.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities increased $4.4 million to $6.4 million for the nine months ended September 30, 2008, as compared to $2.0 million cash used in investing activities for the corresponding period of the prior year. The primary investing activity in the nine months ended September 30, 2008 was $6.8 million for the purchase of property and equipment, $49,000 net payments on foreign currency forward contracts, and a purchase price reimbursement from Bowne of $444,000. In the nine months ended September 30, 2007, net cash used in investing activities was $2.0 million. The primary investing activity in the nine months ended September 30, 2007 was $3.8 million for the purchase of property and equipment, partially offset by $1.8 million net proceeds from foreign currency forward contracts.

During the quarter ended September 30, 2007, Lionbridge announced that its Board of Directors authorized the repurchase up to $12.0 million of shares of the Company’s outstanding common stock. As of January 24, 2008, the Company acquired 3.7 million shares of its common stock for $12.0 million at a volume weighted average price of $3.25 per share. In February 2008, the Company’s Board of Directors authorized an incremental repurchase program of up to $12.0 million of the Company’s common stock according to working capital requirements and management discretion. During the nine months ended September 30, 2008, the Company acquired 1,490,568 shares of its common stock for $4.3 million at a volume weighted average price of $2.90 per share. As of September 30, 2008, under the combined programs the Company has purchased 4.6 million shares of its common stock at a volume weighted average price of $3.11 per share and total cost of $14.6 million.

Net cash used in financing activities for the nine months ended September 30, 2008 was $16.1 million, an increase of $10.4 million as compared to $5.7 million net cash used in financing activities for the corresponding period of 2007. Cash used in financing activities consisted of $4.3 million of payments for the repurchase of shares, $12.1 million of payments of long-term debt and $76,000 for payments of capital lease obligations, and $378,000 of proceeds from the issuance of common stock under option plans. In the nine months ended September 30, 2007 net cash used in financing activities was $5.7 million and of consisted of $15.1 million of payments of short-term debt, $6.1 million of payments of long-term debt, $354,000 of proceeds from the issuance of common stock under stock option plans, $260,000 in proceeds from the issuance of capital leases and $233,000 for payments of capital lease obligations, partially offset by $15.1 million in proceeds from the issuance of short-term debt.

The Company’s registration statement on Form S-3 under the Securities Act of 1933, filed with the Securities and Exchange Commission as amended (SEC File No. 333-122698), covering the registration of common stock (the “Securities”), in an aggregate amount of $130.0 million, which was declared effective by the Commission on February 23, 2005 will expire on December 8, 2008. Prior to the expiration of this Registration Statement, these Securities may be offered from time to time in amounts, at prices and on terms to be determined at the time of sale. The Company believes the shelf registration provides additional financing flexibility to meet potential future funding requirements and the ability to take advantage of potentially attractive capital market conditions. Lionbridge anticipates that its present cash position, available revolving credit facility and its net cash provided by operating activities should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future. The Company has evaluated the implications of recent distress in the global economy, and resulting adverse impact on financial markets on our current business, and determined that there has not been a significant impact to our liquidity and credit availability. There can be no assurance, however, that changing circumstances will not affect our future financial position, results of operations or liquidity.

Contractual Obligations

As of September 30, 2008, there are no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In January 2007, Lionbridge adopted FIN 48 which resulted in an increase to the Company’s income tax liabilities of approximately $185,000 to $1.5 million from the amount recorded at December 31, 2006. As of December 31, 2007, the total amount of unrecognized tax benefits was $2.5 million. Tax provisions during the nine months ended September 30, 2008, primarily related to accrued interest, have increased these balances by $1.1 million to $3.6 million.

Additionally, in connection with the acquisition of BGS, the Company has recorded a FIN 48 tax liability of approximately $4.0 million related to tax liabilities accruing on or prior to the acquisition date of September 1, 2005 that Bowne & Co., Inc. agreed to indemnify. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related FIN 48 liability for this amount. As of September 30, 2008 the FIN 48 tax liability balance is approximately $3.5 million. The timing of settlement of these tax liabilities is uncertain at this time.

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

In September 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157”, which allows for the deferral of the adoption date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for the assets and liabilities within the scope of FSP FAS 157-2. Refer to Note 12, Fair Value Measurements, of this Form 10-Q, for our disclosures pursuant to the effective portion of SFAS No. 157. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations or liquidity.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Lionbridge conducts its business globally and its earnings and cash flows are exposed to market risk from changes in interest rates and currency exchange rates. The Company manages its risk to foreign currency transaction exposure and interest rates through risk management programs that include the use of derivative financial instruments. Lionbridge operates these programs pursuant to documented corporate risk management policies. Lionbridge does not enter into any derivative transactions for speculative purposes. Gains and losses on derivative financial instruments substantially offset gains and losses on underlying hedged exposures.

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of September 30, 2008, $59.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $326,000 impact on the Company’s interest expense based on the $59.7 million outstanding at September 30, 2008 with an interest rate of 5.5%. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. The $20.0 million notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. On July 31, 2008, the notional amount decreased to $15.0 million. The fair value of the interest rate derivative was a liability of $459,000 at September 30, 2008. A 10% increase in interest rates would increase the derivative’s fair value by approximately $68,000. A 10% decrease in interest rates would decrease the derivative’s fair value by approximately $68,000. The interest rate swap is designated as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and there is no hedge ineffectiveness at September 30, 2008. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits with investment grade banks and maturities less than 30 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, 64% and 62% of its costs and expenses for the nine-month periods ended September 30, 2008 and 2007, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 25% and 15% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of September 30, 2008 and December 31, 2007, respectively, while 8% and 8% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of September 30, 2008 and December 31, 2007, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $18.1 million and $100.0 million as of September 30, 2008 and December 31, 2007, respectively. The principal foreign currency applicable to our business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable and accounts payable) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments, primarily forward contracts. These forward contracts generally have one-month terms and do not qualify for hedge accounting under SFAS No. 133. The Company had forward contracts outstanding in the notional amount of $10.2 million at September 30, 2008 and recorded a net of $23,000 in assets to recognize the fair value of these forward contracts. A 10% appreciation in the U.S. Dollar’s value relative to the hedge currencies would decrease the forward contracts’ fair value by approximately $54,000 at September 30, 2008. A 10% depreciation in the U.S. Dollar’s value relative to the hedge currencies would increase the forward contract’s fair value by approximately $80,000. Any increase or decrease in the fair value of the Company’s currency exchange rate sensitive forward contracts would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset or liability.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIONBRIDGE TECHNOLOGIES, INC.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On or about July 24, 2001, a purported securities class action lawsuit captioned “Samet v. Lionbridge Technologies, Inc. et al.” (01-CV-6770) was filed in the United States District Court for the Southern District of New York (the “Court”) against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering. The complaint in this action asserted, among other things, omissions regarding the underwriters’ alleged conduct in allocating shares in Lionbridge’s initial public offering to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order dismissing without prejudice the claims against Lionbridge and its officers and directors (the case remained pending against the underwriter defendants).

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ decision. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. The plaintiffs thereafter moved for certification of different classes in the District Court.

In light of the Court of Appeals’ December 5, 2006 decision regarding certification of the plaintiffs’ claims, the District Court entered an order on June 25, 2007 terminating the proposed settlement between the plaintiffs and the issuers, including Lionbridge. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases. On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases. In addition, on October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants have separately opposed those motions. The plaintiffs have voluntarily withdrawn their motions for class certification without prejudice.

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

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 14, 2008 (SEC File No. 000-26933) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. In addition to those statements set forth in Lionbridge’s Form 10-K Lionbridge sets forth the following additional risks and uncertainties related to its business.

Uncertain Conditions in the United States and global economies may adversely affect future revenues and operating results.

Current uncertainty in global economic conditions, including concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S., have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. If the economic climate in the U.S. or abroad does not improve from its current condition or continues to deteriorate, there could be a negative impact on business and customer spending patterns. More specifically, our customers or potential customers may cancel, reduce or delay their purchases of our services or payment for such services, which would adversely impact our revenues, collections of customer receivables and ultimately our profitability.

Current tightening of credit in financial markets also adversely affects the ability of customers to obtain financing for their operations and could result in a decrease in or cancellation of orders for our services. There is no assurance that government responses to the disruptions in the financial markets will restore business and consumer confidence, stabilize the markets or increase liquidity and the availability of credit. In addition, during economic downturns companies may slow the rate at which they pay their vendors or become unable to pay their debts as they become due. If any of our significant clients does not pay amounts owed to us in a timely manner or becomes unable to pay such amounts to us at a time when we have substantial amounts receivable from such client, our cash flow and profitability may suffer.

Despite the disruptions in the financial markets, including the bankruptcy or restructuring of certain financial institutions, we believe the lenders participating in our revolving credit facility will be willing and able to provide financing in accordance with their contractual obligations. However, the current economic environment may adversely impact the availability and cost of credit in the future and may potentially reduce the sources of liquidity for the Company.

The Interpretation segment is heavily dependent on one U.S. government contract which if not renewed, may adversely affect the continued operations of Interpretation business.

Approximately 62% of the revenue associated with the Interpretation segment for the nine months ended September 30, 2008 is derived from one large contract with the U.S. government. The term of that contract expires in May 2009. The Company is engaged in a federal procurement process associated with the renewal of this contract; however, there is no assurance that this contract will be awarded to the Company. If the contract is not awarded to the Company and such revenues are not replaced with other contracts, the Company’s revenues both with respect to the Interpretation Segment and as a whole may be significantly reduced.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In September 30, 2007, Lionbridge announced that its Board of Directors authorized the repurchase up to $12.0 million of shares of the Company’s outstanding common stock. In February 2008, the Company’s Board of Directors authorized an incremental repurchase program of up to $12.0 million of the Company’s outstanding common stock. There were no shares of the Company’s common Stock $0.01 par value purchased in connection with the stock repurchase plan during the quarter ended September 30, 2008. As of September 30, 2008, approximately $9.5 million remains available under the stock repurchase plan.

During the quarter ended September 30, 2008, the Company withheld 19,756 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 1, 2008 – July 31, 2008	477	$2.52
August 1, 2008 – August 31, 2008	19,279	$3.35

In addition, upon the termination of employees during the quarter ended September 30, 2008, 1,000 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended September 30, 2008:

Period	Total Number of Shares Forfeited
September 1, 2008 – September 30, 2008	1,000

Item 6.	Exhibits

(a) Exhibits.

3.1	Amended and Restated By-laws of Lionbridge Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-26933) filed on October 30, 2008, and incorporated herein by reference).

10.1 *	First Amendment to the Lease dated as of June 5, 2008, 2008, between iAnywhere Solutions, Inc. and Lionbridge Technologies, Inc.

10.2 *	Fifth Amendment to the Lease dated as of July 3, 2008, between BCCC Property LLC and Lionbridge Technologies, Inc.

10.3 *	Seventh Amendment to the Lease dated as of July 10, 2008, between Sterling Realty Organization Co. and Lionbridge Technologies, Inc.

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ DONALD M. MUIR
Donald M. Muir Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: November 10, 2008

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated By-laws of Lionbridge Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-26933) filed on October 30, 2008, and incorporated herein by reference).

10.1 *	First Amendment to the Lease dated as of June 5, 2008, 2008, between iAnywhere Solutions, Inc. and Lionbridge Technologies, Inc.

10.2 *	Fifth Amendment to the Lease dated as of July 3, 2008, between BCCC Property LLC and Lionbridge Technologies, Inc.

10.3 *	Seventh Amendment to the Lease dated as of July 10, 2008, between Sterling Realty Organization Co. and Lionbridge Technologies, Inc.

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.