Form 10-K
period 2008-12-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2009-03-13
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2008, was approximately $137.5 million (based on the closing price of the registrant’s Common Stock on June 30, 2008, of $2.58 per share).

The number of shares outstanding of the registrant’s $.01 par value Common Stock as of February 28, 2009 was 57,376,521.

DOCUMENTS INCORPORATED BY REFERENCE

Lionbridge intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. Portions of such proxy statement are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2008

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

About Lionbridge

Lionbridge is a leading provider of language, development and testing services that enable clients to create, release, manage and maintain their technology applications and web content globally. Lionbridge has three main service offerings which are also Lionbridge’s operating segments:

Global Language and Content (“GLC”): Lionbridge GLC solutions enable the translation, localization and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Lionbridge GLC solutions involve translating, localizing and adapting content and products to meet the language and cultural requirements of users throughout the world. As part of its GLC solutions, Lionbridge also develops eLearning content and technical documentation. Lionbridge GLC solutions are based on the Company’s internet-architected language technology platform and global service delivery model which make the translation and localization processes more efficient for Lionbridge clients and translators.

Global Development and Testing (“GDT”): Through its GDT solutions, Lionbridge develops, re-engineers and optimizes IT applications and performs testing to ensure the quality, interoperability, usability and performance of clients’ software, search engines, consumer technology products, web sites, and content. Lionbridge’s testing services, which are offered under the VeriTest brand, also include product certification and competitive analysis. Lionbridge has deep domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model.

Interpretation:    Lionbridge provides interpretation services for government and business organizations that require experienced linguists to facilitate communication. Lionbridge provides interpretation communication services in more than 360 languages and dialects, including onsite interpretation, over-the-phone interpretation and interpreter testing, training, and assessment services.

Lionbridge provides a full suite of language, testing and development outsourcing services to businesses in diverse end markets including technology, mobile and electronics, life sciences, consumer, publishing, manufacturing, automotive and government. Lionbridge’s solutions include product localization and content translation; content and eLearning courseware development; technical writing services; interpretation services; application development and maintenance; software and hardware testing; global search relevance and sourcing; product certification and competitive analysis. Lionbridge’s services enable global organizations to increase market penetration and speed adoption of global content and products, enhance return on enterprise application investments, increase workforce productivity and reduce costs.

Lionbridge provides the following core benefits to clients:

Global Scale.    With approximately 4,500 employees worldwide, Lionbridge operates translation, testing and development solution centers in 26 countries. Lionbridge leverages its global resources and proven program management capabilities to provide client delivery teams that are designed to have the optimal technical, linguistic and industry expertise and skills to meet each client’s specific needs. Lionbridge’s global infrastructure enables Lionbridge to deliver high-value, cost-effective services and to meet its clients’ budgetary and geographic requirements.

Hosted Internet-based Language Management Technology.    Lionbridge translation services utilize Lionbridge’s proprietary internet-architected language technology platform. This platform includes a suite of applications that streamline the translation process and increase linguistic quality and consistency. This increased efficiency lowers translation costs and improves translation quality and time to market. A core component of this platform is Lionbridge’s Logoport™ technology, an internet-architected, hosted translation memory application that manages previously translated words, phrases and glossaries in real time and simplifies translation management. This advanced, industry standard-compatible application makes it easier for translators around the world to collaborate, share knowledge, and deliver consistent, high-quality results while enabling clients to better manage their language assets through the Lionbridge-hosted managed service platform. Lionbridge continues to add workflow capabilities and integrate portal and machine translation technology into a comprehensive language management platform called Freeway™. This comprehensive hosted infrastructure is enabling Lionbridge to provide clients with high quality translation services and highly efficient centralized language management processes.

In-Country Knowledge and Expertise.    Lionbridge service offerings are based on the Company’s ability to manage a network of pre-qualified, in-country, at-home and mobile workers. The Company has assembled a network of more than 36,000 translators, interpreters, and subject-matter experts. Lionbridge’s network of independent workers now includes a team of more than 50,000 qualified Web raters in more than 100 countries. This comprehensive network of independent, on-demand workers allows the Company to provide its clients with the optimal combination of in-country, local knowledge and global expertise in technology, content and internet search results. As a result, clients can efficiently deliver products and web content that are technically, linguistically and culturally relevant for their target buyers worldwide.

Integrated Full-Service Offering.    Lionbridge is able to serve as an outsourcing partner throughout a client’s product and content lifecycle from development and globalization to testing through maintenance. Clients can rely on Lionbridge’s comprehensive translation services to develop, release and maintain their global content, websites and technology applications for their customers, partners and employees throughout the world. Lionbridge’s testing services enable clients to improve product quality, reduce downstream support costs and increase the effectiveness of search engine results. This unified suite of solutions allows Lionbridge to serve as its clients’ single outsource provider for developing, releasing, testing and maintaining multilingual content and technology across global end markets. By outsourcing to a large-scale provider, organizations are able to focus on their core competencies, drive process improvements and speed the process of communicating large amounts of information to customers and employees throughout their global organization.

Lionbridge is a corporation, which was incorporated in Delaware in September 1996. Its principal executive offices are located at 1050 Winter Street, Waltham, Massachusetts 02451, its telephone number is (781) 434-6000, and its Web site is www.lionbridge.com. Lionbridge makes available, free of charge, on its Web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. Lionbridge’s filings with the Securities and Exchange Commission are also available on the Web at www.sec.gov.

Lionbridge Services

Lionbridge provides a full suite of language, development and testing services. Our three main service offerings include the following:

Global Language and Content Services (“GLC”)

Product Localization.    Lionbridge creates foreign language versions of its clients’ products and software applications, including the user interface, online help systems documentation and packaging. Through its internationalization, software localization and technical translation services, Lionbridge provides its clients with re-engineered and culturally adapted multilingual versions of their products and applications. Lionbridge’s product localization services enable Lionbridge clients to release fully operable software applications, consumer devices and hardware products that are adapted to the cultural, linguistic and technical requirements of specific international markets.

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

Content Translation.    Lionbridge adapts web content, interactive media, or marketing information to meet cultural, linguistic and business requirements of international markets. Lionbridge provides multilingual content services which include translating and maintaining its clients’ web-based content, eLearning courseware and training materials, technical support databases, and sales and marketing information. Lionbridge content translation services help organizations effectively communicate with their customers, partners and employees on a worldwide basis. By utilizing technology and integrating with its clients’ content management processes and systems, Lionbridge is able to manage the translation process in an automation-assisted manner for large volumes of content. Lionbridge combines technical writing and translation expertise, design and production capabilities, program management, standards-based automation technology and process optimization techniques to provide high-quality, client-specific solutions for multilingual content.

For example, Lionbridge is managing frequently changing content for a client’s global online search website and its online advertising program. Lionbridge is automating the process of extracting English language content from the client, routing the content through translation memory technology and workflow processes and publishing the translated content directly to the client in an automated manner. As a result of this streamlined process, Lionbridge estimates that it is saving this client significant time and cost associated with the ongoing management of its multilingual search website and advertising programs.

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

For example, Lionbridge is working with a global publishing company to develop content and technology applications for the company’s education curricula. Lionbridge is creating and converting multimedia courseware, maintaining and updating web-based instructions and ensuring that the content adheres to local, state and national standards for each of the client’s international end markets. This multi-year engagement involves a dedicated team of content development, software engineering and program management personnel that work both onsite at the client and offshore at Lionbridge’s solution center in Mumbai, India. Lionbridge believes that this integrated solution is enabling this client to reduce its costs and shorten time to market for its eLearning platforms.

Global Language and Content Services Delivery.    By integrating language technology and skills, global resources, content creation expertise and skilled program management capabilities, Lionbridge provides a unified approach to developing, releasing and maintaining multilingual content and technology applications and offers a high-return solution for worldwide delivery and support.

Lionbridge maintains long-term, strategic relationships with an extensive network of third-party individual, local-country translators and other language professionals, including independent agencies and freelance professionals. Lionbridge also directly employs linguistic engineers, publishers, editors and translators. Lionbridge uses a combination of translation software as well as internal and external translators for its globalization services. This global network of employees and third-party translators allows Lionbridge to provide client delivery teams that have the appropriate combination of linguistic, technology and industry domain expertise, and local country presence, to meet each client’s specific needs. This flexible and scalable model also enables Lionbridge to manage large, complex client engagements while minimizing its fixed costs.

Lionbridge GLC services incorporate Freeway™, Lionbridge’s advanced internet-based language platform. Freeway supports efficient, high quality translation and includes a collaboration portal for all project participants, a repository connector to select, extract and route content for localization, and process automation tools. Freeway also includes Logoport™ which is Lionbridge’s proprietary, internet-architected translation memory application that simplifies translation management. This hosted application makes it easier for translators to collaborate, share knowledge, and deliver consistent, high-quality results. Lionbridge believes that its Freeway and Logoport technologies enable clients to better manage their language assets on a real-time basis. As a result, Lionbridge increases the quality of multilingual content, enables the globalization process to be more efficient and minimizes translation costs as client programs grow in scope and duration. This technology-based approach to client programs allows Lionbridge to increase its opportunities for recurring clients and enhances its ability for margin growth.

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

Global Development and Testing Services (“GDT”)

Application Development and Maintenance (“ADM”).    To support its clients’ global product releases, Lionbridge offers a scalable application development and maintenance solution that includes custom software development, application maintenance and code modernization. The core to this solution is Lionbridge’s global team approach that combines program managers either onsite at the client’s operation with application development and maintenance professionals located in service centers in India and China. This global delivery model leverages Lionbridge’s worldwide infrastructure and enables Lionbridge to offer a high-quality, low-cost application development and maintenance solution that Lionbridge believes optimizes clients’ existing resources and reduces their cost of supporting business and IT applications.

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

Lionbridge conducts a portion of its GDT and GLC services at its India facilities in Mumbai and Chennai. Lionbridge’s Mumbai, India operation has again attained the Software Engineering Institute’s (“SEI”) Capability Maturity Model (“CMM”) Level 5 rating, the highest possible CMM rating from the SEI, a research and development center chartered to improve software engineering practices. Several of Lionbridge’s operations are also registered as ISO-9000 and ISO-9001 facilities.

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

See Note 13 of Notes to Consolidated Financial Statements included as part of Item 15 of this Form 10-K for financial information relating to Lionbridge’s operating segments and geographic areas of operation. Segment revenue in dollars and as a percentage of total revenue is included in the “Results of Operations” of Item 7.

Sales and Marketing

Substantially all of Lionbridge’s revenue has been generated through its dedicated direct sales force based in the United States, South America, Europe, Asia and India who sell the full range of Lionbridge services. The Lionbridge sales approach involves planning for an organization’s unique ongoing requirements, including future versions of products, and ongoing support, maintenance, and training, related to both technology products and content.

Clients

Lionbridge clients are predominantly Global 2000 companies in the technology, mobile and electronics, life sciences, consumer, publishing, manufacturing, automotive and government industries. Lionbridge provided services in excess of $50,000 to approximately 470 clients worldwide for the year ended December 31, 2008. The following companies are representative Lionbridge clients, each of whom purchased more than $2.0 million in services from Lionbridge in the year ended December 31, 2008:

Adobe	Golden Ventures	Nokia
Autodesk	Google	Oracle
Aveva	HP	PTC
BT	Johnson & Johnson	Philips
Canon	Merck	Pearson
U.S. Department Of Justice	Microsoft	Porsche
EMC	Motorola	Siemens
Expedia	Nikon	Sony
Volvo

In 2008, 2007 and 2006, Microsoft accounted for 20%, 21% and 22% of total revenue, respectively. No other client accounted for greater than 10% of total revenue in 2008, 2007 and 2006. Lionbridge’s ten largest clients accounted for 55%, 52% and 49% of revenue in 2008, 2007 and 2006, respectively.

Competition

Lionbridge provides a broad range of solutions for worldwide delivery of technology and content to its clients. The market for its services is highly fragmented, and Lionbridge has many competitors. Additionally, many potential customers address their translation and localization requirements through in-house capabilities, while others outsource their language needs, most often to regional vendors of translation services with specific subject matter or language expertise, or utilize technology-based translation solutions. Lionbridge’s current competitors include the following:

—	Existing and prospective clients’ internal translation, localization, testing and development departments;

—

Localization or translation services and technology providers such as SDL International plc, Translations.com, Welocalize and Moravia as well as the multiple regional vendors of translation services specializing in specific languages in various geographic areas; and

—

Information Technology consulting and software development and testing services organizations such as Beyondsoft, Persistent Systems Ltd., Wipro Ltd., and Symphony Services that provide outsourced Application Development and Management and testing services.

Lionbridge may also face competition from a number of other companies in the future, including some companies that currently seek localization services from Lionbridge. Other potential entrants into Lionbridge’s market include India-based offshore development organizations that are providing a range of software development, testing and maintenance services for global technology companies that require localization of the products and applications they provide. As content management software is deployed internationally, these firms may be required to assist their customers with maintaining multilingual databases. While today these companies are often working with Lionbridge to assist in meeting their customers’ needs, it is possible that over time they will expand into offering competitive services.

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

Lionbridge believes the principal competitive factors in providing its services include its proprietary, web-based language technology platform; its ability to provide clients a comprehensive set of services that address multiple phases of a client’s content and technology application lifecycle; its global infrastructure which supports cost-effective, high-quality client delivery worldwide; project management expertise; quality and speed of service delivery; vertical industry expertise; expertise and presence in certain geographic areas and corporate reputation. Lionbridge believes it has competed favorably with respect to these factors and has a strong reputation in its industry.

Government Contracts

Many of Lionbridge’s customers within its interpretation segment are government entities. Lionbridge is party to a contract with the U.S. government which accounts for a material portion of the Company’s Interpretation revenues. The contract expires in May 2009. Lionbridge is engaged in a federal procurement process associated with the renewal of this contract. Renewals are subject to a competitive bidding process. In the past, Lionbridge has typically been successful in maintaining existing relationships with government entities; however, there is no guarantee that it may continue to do so in the future. In addition, government entities often reserve the right to change the scope of engagements with limited notice, for lack of approved funding or at their convenience.

Intellectual Property Rights

Lionbridge’s success is dependent, in part, upon its proprietary methodologies and practices, including its machine translation, Freeway and Logoport technologies, its proprietary linguistic testing practices and methodologies, its language assets and other intellectual property rights. Lionbridge has patents or patent applications pending relating to its language automation translation memory engine and Logoport technology and believes that the duration of these patents is adequate relative to the expected lives of their applications. Lionbridge relies on a combination of trade secret, license, nondisclosure and other contractual agreements, and copyright and trademark laws to protect its intellectual property rights. Existing trade secret and copyright laws afford Lionbridge only limited protection. Lionbridge enters into confidentiality agreements with its employees, contractors and clients, and limits access to and distribution of Lionbridge’s and Lionbridge’s clients’ proprietary information. Lionbridge cannot assure that these arrangements will be adequate to deter misappropriation of its proprietary information or that it will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Human Resources

As of December 31, 2008, Lionbridge had approximately 4,500 full-time equivalent employees. Of these, 3,800 were consulting and service delivery professionals and 700 were management and administrative personnel performing sales, operations, marketing, process and technology, research and development, finance, accounting, and administrative functions.

Lionbridge has employees in Norway, Poland and Finland who are represented by trade unions, and there are works councils in the Netherlands, France, Germany, Denmark, Finland, and Spain. Lionbridge has never experienced a work stoppage and believes that its employee relations are good.

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

Unfavorable conditions in the United States and global economies may adversely affect demand for Lionbridge’s services, which would in turn, adversely affect future revenues and operating results.

As demand for Lionbridge’s services is sensitive to changes in the level of economic activity, its business may suffer during an economic downturn or recession. As economic activity begins to slow down, companies may cancel or delay projects or engagements, resulting in decreased demand for our services. Significant declines in demand, or delays in project engagements, would result in lower revenues and impact the timing of revenues, as well as adversely affect profitability.

More generally, the current unfavorable changes in global economic conditions, including recession, inflation, fluctuating energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S., have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown including a recession. If the economic climate in the U.S. or abroad does not improve from its current condition or continues to deteriorate, there could be a continuation of the negative impact on business and customer spending patterns. More specifically, Lionbridge’s customers or potential customers may cancel, reduce or delay their purchases of our services or payment for such services, which would adversely impact our revenues, collections of customer receivables and ultimately our profitability.

Current tightening of credit in financial markets also adversely affects the ability of customers to obtain financing for their operations and could result in a decrease in or cancellation of orders for Lionbridge’s services. There is no assurance that government responses to the disruptions in the financial markets will restore business and consumer confidence, stabilize the markets or increase liquidity and the availability of credit. In addition, during economic downturns companies may slow the rate at which they pay their vendors or become unable to pay their debts as they become due. If any of our significant clients do not pay amounts owed to us in a timely manner or becomes unable to pay such amounts to us at a time when we have substantial amounts receivable from such client, reserves for doubtful accounts and write-offs of accounts receivable may increase, and in turn our cash flow and profitability may suffer.

Despite the disruptions in the financial markets, including the bankruptcy or restructuring of certain financial institutions, the Company believes the lenders participating in its revolving credit facility will be willing and able to provide financing in accordance with their contractual obligations. However, the current economic environment may adversely impact the availability and cost of credit in the future and may potentially reduce the sources of liquidity for the Company.

The Company cannot predict when global economic conditions will begin to recover or when and to what extent conditions affecting our customers will improve. Also, the Company cannot ensure that the actions it has taken or may take in the future in response to these global economic conditions will be successful or that the Company’s business financial condition or results of operations will not continue to be adversely impacted by these conditions.

A large portion of Lionbridge’s revenue is derived from a relatively small number of large clients and the delay or reduction of its clients’ product releases and production schedules or the loss of, or reduction in revenue from, a major client could negatively affect Lionbridge’s revenue and results of operations.

A significant portion of Lionbridge’s revenue is linked to the product release cycles and production schedules of its clients, and, in particular, to certain key clients. The concentration of Lionbridge’s revenue among these key clients may increase revenue in the future. As a result, Lionbridge performs varying amounts of work for specific clients from year-to-year based on their product release cycles and production schedules. A major client in one year may not have use for a similar level of Lionbridge’s services in another year. In addition, Lionbridge derives a significant portion of its revenues from large projects and programs for a limited number of large clients. Moreover, our customers are also impacted by the global economic downturn and have experienced adverse business and financial conditions that may affect their need for our services. While our strategy of focusing on serving large enterprises is intended to enable us to increase our revenues from large corporate customers, this strategy also exposes us to increased risks arising from the possible loss of major customer accounts.

For the years ended December 31, 2008 and 2007, Lionbridge’s largest client accounted for 20% and 21% of its revenue, respectively, and its five largest clients accounted for approximately 43% of its revenue. As a result, the loss of any major client or a significant reduction in a large project’s scope could materially reduce Lionbridge’s revenue and cash flow, and adversely affect its ability to maintain profitability.

The Interpretation segment is heavily dependent on one U.S. government contract which if not renewed, may adversely affect the continued operations of Interpretation business.

Approximately 63% of the revenue associated with the Interpretation segment during the year ended December 31, 2008 is derived from one large contract with the U.S. government. The term of that contract expires in May 2009. The Company is engaged in a federal procurement process associated with the renewal of this contract; however, there is no assurance that this contract will be awarded to the Company. If the contract is not awarded to the Company and such revenues are not replaced with other contracts, the Company’s revenues both with respect to the Interpretation segment and as a whole may be reduced significantly.

Fluctuations in the mix of customer demand for the Company’s various types of service offerings could impact Lionbridge’s financial performance and impact Lionbridge’s ability to forecast performance.

Customer demand for the range of the Company’s service offerings varies from time to time and is not predictable, due to fluctuations in customer needs, changes in the customer industries, the current economic recession and general economic conditions. As a result, the mix of services provided by Lionbridge to its customers varies at any given time, both within a quarter and from quarter-to-quarter. These variations in service mix impact gross margins and the predictability of gross margins for any period. Therefore, Lionbridge believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful. You should not rely on the results of any one quarter as an indication of Lionbridge’s future performance. Lionbridge may not experience profitability or margin increases in future years comparable to those experienced in some prior years.

There have been quarters in the past in which Lionbridge’s results of operations have fallen below the expectations of securities analysts and investors and this may occur in the future. If in a future quarter Lionbridge’s results of operations were to fall below the expectations of securities analysts and investors, the trading price of its common stock would likely decline.

While Lionbridge is in compliance with the covenants under its revolving credit facility, its failure to comply with these covenants in the future could trigger a default under that facility if not cured.

Lionbridge’s failure to comply with the financial and other restrictive covenants under its revolving credit agreement could result in an event of default, which, if not cured or waived, could result in the Company being required to repay these borrowings before their due date. The ongoing instability in worldwide economic conditions is likely to continue to adversely impact demand for the Company’s services by its existing and prospective customers, which could negatively impact Lionbridge’s future revenues, cash flows, results of operations and financial condition. Under such circumstances, it could be more difficult for the Company to continue to comply with the financial and other restrictive covenants under its revolving credit agreement. There is no guarantee that the Company would be able to refinance these borrowings and the failure to refinance would have an adverse affect on the Company’s cash flows, results of operations and financial condition. If the Company is forced to refinance these borrowings on less favorable terms, its results of operations and financial condition could be adversely affected by increased costs, rates and terms.

Potential fluctuations in Lionbridge’s quarterly results make financial forecasting difficult and could affect its common stock trading price.

As a result of fluctuations in Lionbridge’s revenues tied to foreign currency fluctuations, its clients’ activities and release cycles, customer and vendor pricing pressures, the three-to nine-month length of its typical sales cycle, historical growth, the global economic recession, acquisition activity, the emerging nature of the markets in which it competes, global economic conditions and other factors outside its control, Lionbridge believes that financial forecasting is difficult and quarter-to-quarter comparisons of its results of operations are not necessarily meaningful. You should not rely on the results of any one quarter as an indication of Lionbridge’s future performance. Lionbridge may not experience revenue increases in future years comparable to the revenue increases in some prior years. There have been quarters in the past in which Lionbridge’s results of operations have fallen below the expectations of securities analysts and investors and this may occur in the future. If in a future quarter Lionbridge’s results of operations were to fall below the expectations of securities analysts and investors, the trading price of its common stock would likely decline.

Lionbridge may be unable to continue to grow at its historical growth rates or to manage its growth effectively.

Growth is a key component of increasing the value of Lionbridge. Since its inception, Lionbridge’s business has grown significantly and it anticipates additional future growth. Lionbridge has focused some of its expansion efforts on leveraging its solution centers in India, China, Poland and Slovakia while concurrently restructuring certain western European and U.S. operations. This realignment has placed and may continue to place significant demands on management and Lionbridge’s operational resources. In order to manage growth effectively, Lionbridge must continue to evolve its operational systems. Additional growth may further strain Lionbridge’s management and operational resources. As a result of these concerns, Lionbridge cannot be sure that it will continue to grow, or, if it does grow, that it will be able to maintain its overall historical growth rate.

Lionbridge’s results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.

Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 56% (71% excluding the $120.6 million goodwill impairment charge) and 71% of its costs and expenses for the years ended December 31, 2008 and

2007, respectively, were denominated in foreign currencies. In addition, 18% and 15% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of December 31, 2008 and 2007, respectively, while 8% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of December 31, 2008 and 2007. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $27.4 million and $100.0 million as of December 31, 2008 and 2007, respectively. The principal foreign currency applicable to our business is the Euro. Management has a hedging program in place to partially hedge its exposure to assets or liabilities denominated in currencies other than the functional currency of the respective entity. Management regularly reviews the hedging program and will make adjustments as necessary, including suspending or accelerating hedging activities based on its judgment of the efficacy of such programs under anticipated market and economic conditions. Lionbridge’s hedging activities may not prove favorable or effective against the adverse impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect the Company’s financial condition or results of operations.

Lionbridge may not realize the anticipated benefits of current or future cost reduction and restructuring initiatives.

Lionbridge has initiated and will continue to implement cost reduction actions to improve its operating cost structure, reduce overhead and better position itself competitively. These cost reduction initiatives include measures designed to better align operating expenses with expected revenue levels, resource reallocations, head count reductions and technology deployments. The timing and implementation of cost reduction initiatives is dependent upon a number of factors, including customer needs and transition requirements, local statutory and regulatory requirements, and economic conditions. Cost reduction initiatives could result in current period charges and expenses that could impact Lionbridge’s operating results and anticipated benefits may be negatively impacted by foreign currency exchange rate fluctuations. Lionbridge cannot guarantee that these measures, or other expense reduction measures we take in the future, will result in the expected cost savings.

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

Lionbridge may be exposed to employment-related claims and costs that could materially adversely affect its business, financial condition and results of operations.

Lionbridge engages resources in multiple countries worldwide and from time-to-time place them in workplaces of its customers. Lionbridge also may engage in redundancy or other reduction in force actions in light of any decline in demand for its services due to global economic conditions. Risks related to these activities include:

—	Claims arising out of the actions or inactions of our personnel;

—	Claims of discrimination or harassment;

—	Classification of employees as independent contractors and payment of workers’ compensation claims and other similar claims, including matters for which we may have indemnified a customer;

—	Violations of wage and hour requirements;

—	Retroactive entitlement to employment benefits;

—	Errors and omissions by our personnel; and

—	Claims by our customers relating to our personnel misusing customer proprietary information, or other similar claims.

Lionbridge may incur fines and other losses or negative publicity with respect to these problems. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to its management team and costly and have a negative impact on its business. Lionbridge cannot assure you that it will not experience these problems in the future.

Lionbridge cannot assure you that its insurance will be sufficient in amount or scope to cover all claims that maybe asserted against the Company. Should the ultimate judgments and settlements exceed its insurance coverage, it could have a material effect on the Company’s results of operations, financial position and cash flows. Lionbridge cannot assure you that it will be able to obtain appropriate types or levels of insurance in the future.

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

Lionbridge has made significant acquisitions in the past and expects to continue to make acquisitions as part of its long-term business strategy. Lionbridge may not realize the anticipated benefits of this or any other acquisition, or Lionbridge may not realize the anticipated benefits as quickly as originally anticipated. In particular, the process of integrating acquired companies into the Company’s existing business may result in unforeseen difficulties and delays. These risks include:

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

Lionbridge conducts business and has operations and clients throughout the world. As a result, Lionbridge’s business is subject to political and economic fluctuations in various countries and to more cost-intensive social insurance and employment laws and regulations, particularly in Europe. In addition, as Lionbridge continues to employ and retain personnel throughout the world and to comply with various employment laws, it may face difficulties in integrating such personnel on a cost-efficient basis. In the U.S. and certain other countries, new employment and labor laws and regulations have been proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. There can be no assurance that the corporate policies Lionbridge has in place to help reduce its exposure to these risks will be effective or that the Company will not experience losses as a result of these risks. As Lionbridge aligns its worldwide workforce, it may face difficulties and expense in reducing its workforce in certain high cost countries and regions, including Europe. To date, Lionbridge has been able to successfully staff its international operations, but if Lionbridge seeks to expand its operations, it may become more difficult to manage its international business. In addition, Lionbridge’s ability to engage individual interpreters and translators as contractors rather than employees may be impacted by changes in employment laws, regulations and interpretations in certain jurisdictions, which may expose Lionbridge to additional costs and expenses. In addition, compliance with complex foreign and U.S. laws and regulations that apply to Lionbridge’s international operations increases the Company’s cost of doing business in international jurisdictions and could expose the Company to fines or penalties. These numerous and sometimes conflicting laws and regulations include import and export requirements, trade restrictions, tax laws, sanctions, data privacy requirements, labor laws, U.S. laws such as the Foreign Corrupt Practices Act, and local laws. Violations of these law and regulations could result in fines, criminal sanctions, prohibitions on the conduct of Lionbridge’s business and damage to the Company’s reputation. Although Lionbridge has implemented policies and procedures designed to ensure compliance with these laws, the Company cannot guarantee compliance. Any such violations could materially damage the Company’s reputation, its ability to attract and retain employees, our business and our operating results. Lionbridge’s and its clients’ abilities to conduct business may also be affected by wars, political unrest, terrorism, natural disasters or the impact of diseases such as avian influenza. Furthermore, as a result of operating in international markets, Lionbridge is subject to longer payment cycles from many of its customers and may experience greater difficulties in timely accounts receivable collections. If Lionbridge fails to manage these operations successfully, its ability to service its clients and grow its business will be seriously impeded.

Goodwill and other intangible assets represent a portion of Lionbridge’s assets; any impairment of Lionbridge’s goodwill or other intangible assets will adversely impact its net income.

At December 31, 2008, Lionbridge had goodwill and other intangible assets of approximately $29.7 million, net of accumulated amortization, which represented approximately 16.1% of its total assets. Lionbridge’s goodwill is subject to an impairment test on an annual basis, and both goodwill and other intangible assets are also tested whenever events and circumstances indicate that they may be impaired. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services, increased competition, an increase in operating or other costs, additional volatility in international currencies, the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Lionbridge recorded a goodwill impairment charge of $120.6 million during the year ended December 31, 2008. Although the Company does not believe that an impairment of Lionbridge’s remaining goodwill or other intangible assets exists at this time, in the event that such a condition or event occurs, we may record additional charges which could have a material adverse effect on our results of operations.

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

Improper disclosure of employee and customer data could result in liability and harm Lionbridge’s reputation.

From time to time, Lionbridge’s services involve the use, storage and transmission of personal data, including information of its employees and resources. Lionbridge and its third party service providers have established policies and procedures to help protect the security and privacy of this information. It is possible that the Company’s security controls over personal and other data and other practices the Company and its third party service providers follow may not prevent the improper access to or disclosure of personally identifiable or otherwise confidential information. Such disclosure could harm Lionbridge’s reputation and subject the Company to liability under its contracts and laws that protect personal data and confidential information, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among various jurisdictions and countries in which we provide services. Lionbridge’s failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to its reputation in the marketplace.

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

For the year ended December 31, 2008, Lionbridge incurred an operating loss of $114.2 million, which included a $120.6 million goodwill impairment charge. For the years ended December 31, 2007, 2006 and 2005, Lionbridge achieved operating profits of $9.0 million, $15.0 million, and $1.3 million, respectively. Lionbridge achieved operating profits of $7.2 million and $7.5 million for the years ended December 31, 2004 and 2003, respectively. However, prior to 2003, Lionbridge incurred substantial losses and may incur losses in the future. Lionbridge has an accumulated deficit of $231.4 million as of December 31, 2008. Lionbridge intends to continue to invest in internal expansion, infrastructure, select acquisitions and its sales and marketing efforts. Lionbridge cannot assure you that it will continue to achieve operating profits in the future or will generate net income in the future.

Changes in, or interpretations of, tax rules and regulations may adversely affect Lionbridge’s effective tax rates.

Lionbridge is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining Lionbridge’s worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Lionbridge is subject to the continual examination by tax authorities in certain jurisdictions and the Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although Lionbridge believes its tax estimates are reasonable, the final determination of tax audits could be materially different than what is reflected in historical income tax provisions and accruals, and could result in a material effect on the Company’s income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. If additional taxes are assessed, the possibility exists for an adverse impact on Lionbridge’s financial results.

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

In February 2009, an agreement-in-principle to settle the litigation in its entirety was reached, which agreement will be subject to negotiation, filing with the District Court of definitive settlement documents, and final approval by the District Court. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 28, 2009, there were 677 holders of record of Lionbridge’s common stock. Lionbridge’s common stock is listed and traded on the Nasdaq Global Market under the symbol “LIOX”.

The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock for the past eight quarters, all as reported by the Nasdaq Global Market of the Nasdaq Stock Market LLC.

	High	Low
2008
First Quarter	$3.80	$2.70
Second Quarter	$3.55	$2.36
Third Quarter	$3.58	$1.87
Fourth Quarter	$2.47	$0.72

2007
First Quarter	$6.59	$4.93
Second Quarter	$6.29	$4.89
Third Quarter	$5.98	$3.40
Fourth Quarter	$4.87	$2.89

During 2008, the Company purchased 87,266 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of restricted shares for the year ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2008 – January 31, 2008	855	$3.07
February 1, 2008 – February 29, 2008	50,387	$2.95
April 1, 2008 – April 30, 2008	285	$3.06
May 1, 2008 – May 31, 2008	8,217	$3.03
June 1, 2008 – June 30, 2008	3,970	$2.62
July 1, 2008 – July 31, 2008	477	$2.52
August 1, 2008 – August 31, 2008	19,279	$3.35
November 1, 2008 – November 30, 2008	3,010	$1.79
December 1, 2008 – December 31, 2008	786	$1.04

	87,266

In addition, upon the termination of employees during the year ended December 31, 2008, 105,188 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the year ended December 31, 2008:

Period	Total Number of Shares Forfeited
February 1, 2008 – February 29, 2008	2,500
March 1, 2008 – March 31, 2008	44,000
April 1, 2008 – April 30, 2008	500
May 1, 2008 – May 31, 2008	8,750
June 1, 2008 – June 30, 2008	23,938
September 1, 2008 – September 30, 2008	1,000
October 1, 2008 – October 31, 2008	1,500
November 1, 2008 – November 30, 2008	8,750
December 1, 2008 – December 31, 2008	14,250

105,188

In September 2007, Lionbridge announced that its Board of Directors authorized the repurchase up to $12.0 million of shares of the Company’s outstanding common stock. As of December 31, 2007, the Company acquired 3,159,095 shares of its common stock for $10.2 million at a volume weighted average price of $3.24 per share. In February 2008, the Company’s Board of Directors authorized an incremental repurchase program of up to $12.0 million of the Company’s common stock according to working capital requirements and management discretion. In connection with this incremental repurchase program, during 2008 the Company acquired 1,490,568 shares of its common stock for $4.3 million at a volume weighted average price of $2.92 per share. As of December 31, 2008, under the combined programs the Company has purchased 4,649,663 shares of its common stock at a volume weighted average price of $3.14 per share and total cost of $14.6 million.

Lionbridge has not paid any cash dividends on its common stock and currently intends to retain any future earnings for use in its business.

The following chart compares the total return on a cumulative basis of $100 invested in Lionbridge’s common stock on December 31, 2003 to the Nasdaq Composite Index and the Hemscott Business Software & Services Index.

	2003	2004	2005	2006	2007	2008
LIONBRIDGE TECHNOLOGIES, INC.	100.00	70.00	73.13	67.08	36.98	13.02
HEMSCOTT BUSINESS SOFTWARE & SERVICES	100.00	108.01	109.29	129.48	134.29	86.59
NASDAQ COMPOSITE INDEX	100.00	108.41	110.79	122.16	134.29	79.25

The Stock Performance Graph furnished shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6.	Selected Financial Data

The selected consolidated financial data as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 have been derived from the audited consolidated financial statements of Lionbridge which appear as part of Item 15 of this Form 10-K. The selected consolidated financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 have been derived from audited consolidated financial statements of Lionbridge that are not included in this Form 10-K.

The historical results presented are not necessarily indicative of future results. Moreover, on September 1, 2005, Lionbridge acquired Bowne Global Solutions (“BGS”). As a result, revenue and operating expenses for the years ended December 31, 2005, 2006, 2007 and 2008 increased substantially. As a result of these increases, comparison of the year ended December 31, 2004 to subsequent years is less useful. You should read the data set forth below in conjunction with the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$461,432	$451,994	$418,884	$236,262	$154,101
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	314,137	302,059	277,814	153,929	95,787
Sales and marketing	33,551	32,841	30,483	20,725	14,388
General and administrative	87,872	87,041	74,286	46,922	31,000
Research and development	5,273	3,375	2,811	1,646	392
Depreciation and amortization	4,741	5,186	5,536	3,525	2,928
Amortization of acquisition-related intangible assets	8,441	8,453	8,696	2,791	127
Goodwill impairment	120,587	—	—	—	—
Merger, restructuring and other charges	1,007	4,019	4,232	5,448	2,313

Total operating expenses	575,609	442,974	403,858	234,986	146,935

Income (loss) from operations	(114,177)	9,020	15,026	1,276	7,166
Interest expense:
Interest on outstanding debt	3,872	5,403	7,712	2,556	—
Accretion of discount on debt and deferred financing costs	177	190	858	310	—
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	—	2,129	—	—
Interest income	527	699	427	519	385
Other (income) expense, net	2,603	3,347	3,779	587	(100)

Income (loss) before income taxes	(120,302)	779	975	(1,658)	7,651
Provision for (benefit from) income taxes	(997)	4,991	5,877	2,255	511

Net income (loss)	$(119,305)	$(4,212)	$(4,902)	$(3,913)	$7,140

Net income (loss) per share: (1)
Basic	$(2.14)	$(0.07)	$(0.08)	$(0.08)	$0.15
Diluted	$(2.14)	$(0.07)	$(0.08)	$(0.08)	$0.14
Weighted average number of shares outstanding:
Basic	55,837	59,297	58,997	50,515	46,548
Diluted	55,837	59,297	58,997	50,515	49,361

(1)	See Note 2 to Lionbridge’s consolidated financial statements for an explanation of the basis used to calculate net income (loss) per share.

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$37,978	$32,248	$27,354	$25,147	$38,450
Working capital	57,163	64,460	60,893	57,182	49,961
Total assets	184,182	333,063	321,500	319,977	113,388
Long-term debt, less current portion and discounts	55,700	71,751	77,855	90,268	—
Capital lease obligations, less current portion	47	207	150	177	15
Stockholders’ equity	39,670	156,154	156,688	149,735	87,466

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements which involve risks and uncertainties. Lionbridge makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described above in Item 1A “Risk Factors.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Item 7, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with “Risk factors,” “Selected Consolidated Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Lionbridge undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date such statement is made.

Overview

Founded in 1996, Lionbridge is a leading provider of language, development and testing services that enable clients to develop, release, manage and maintain their enterprise content and technology applications globally. Lionbridge Global Language and Content (“GLC”) solutions enable the translation, localization and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Globalization is the process of adapting content and products to meet the language and cultural requirements of users throughout the world. As part of its GLC solutions, Lionbridge also develops eLearning content and technical documentation. Lionbridge GLC solutions are based on the Company’s internet-architected language technology platform and global service delivery model which make the translation process more efficient for Lionbridge clients and translators.

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

Lionbridge provides a full suite of language, testing and development outsourcing services to businesses in diverse end markets including technology, mobile and electronics, life sciences, consumer, publishing, manufacturing, automotive and government. Lionbridge’s solutions include product and content globalization, content and eLearning courseware development, interpretation services, application development and maintenance, software and hardware testing, product certification and competitive analysis. Lionbridge’s services enable global organizations to increase market penetration and speed adoption of global content and products, enhance return on enterprise application investments, increase workforce productivity and reduce costs. Lionbridge also provides interpretation services to government organizations and businesses that require human interpreters for non-English speaking individuals.

In 2008, Lionbridge’s operating loss was $114.2 million (which included a goodwill impairment charge of $120.6 million) with a net loss of $119.3 million. In 2007, 2006 and 2005, Lionbridge’s operating profit was $9.0 million, $15.0 million and $1.3 million, respectively, with a net loss of $4.2 million, $4.9 million and $3.9 million, respectively. In 2004, Lionbridge’s operating profit was $7.2 million and net income was $7.1 million. Lionbridge had an accumulated deficit of $231.4 million at December 31, 2008.

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

Estimates for incentive rebates and other allowances are recorded as a reduction of revenues in the period the related revenues are recorded. These estimates are based upon contracted terms, historical experience and information currently available to management with respect to business and economic trends. Revisions of these estimates are recorded in the period in which the facts that give rise to the revision become known.

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

Valuation of Goodwill and Other Intangible Assets.    Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is reviewed for impairment on an annual basis. At December 31, 2008, the Company performed its annual test of goodwill to determine if an impairment existed. It was determined that the carrying value of the Company’s goodwill related to its GLC reporting unit exceeded the implied fair value of goodwill. As a result, Lionbridge recorded a goodwill impairment charge of $120.6 million for the year ended December 31, 2008. At December 31, 2007, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was required for the year ended December 31, 2007. Estimating future cash flows requires management to make projections that can differ materially from actual results.

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets,” (“SFAS No. 144”) if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of acquired customer relationships (recorded with the acquisition of Bowne Global Solutions (“BGS)” in September 2005) include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

Provision for Income Taxes.    Lionbridge is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing its consolidated financial statements. This involves estimating the current taxes in each taxing jurisdiction in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made to determine the likelihood that any deferred tax asset will be utilized to offset taxable income. To the extent that Lionbridge determines that it is more likely than not that it’s deferred tax assets will not be utilized, a valuation allowance is established. A change in taxable income in future periods that is significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense.

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

The income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Lionbridge adopted FIN 48 effective January 1, 2007.

As of January 1, 2007, the Company had gross unrecognized tax benefits of $3.9 million. Of this total, $1.4 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Lionbridge accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. As a result of adopting FIN 48, the Company recognized a charge of approximately $185,000 to the January 1, 2007 retained earnings balance for accrued taxes, interest and penalties related to the unrecognized tax benefits, which if incurred, would be recognized as a component of income tax expense.

Significant Acquisitions

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2008 have resulted in the cumulative recognition of approximately $204.3 million of goodwill and other intangible assets on its balance sheet. As more fully discussed in Note 2 to Lionbridge’s consolidated financial statements, the company recorded a noncash goodwill impairment charge of $120.6 million in the fourth quarter of 2008. Other acquired intangible assets are amortized over periods ranging from one to twelve years. Lionbridge did not have any acquisitions in the three year period ended December 31, 2008.

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

Merger, Restructuring and Other Charges

Due to the deterioration in worldwide economic conditions during 2008, Lionbridge implemented cost reduction actions to improve its operating cost structure, reduce overhead and better position itself competitively. In 2008, Lionbridge recorded $1.0 million of restructuring and other charges. The $1.0 million included $684,000 for workforce reductions in Europe consisting of twenty-six technical staff and four administrative staff and $323,000 recorded for vacated facilities, recorded pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), and related literature. Of these charges, $927,000 related to the Company’s Global Language and Content (“GLC”) segment, $55,000 related to the Interpretation segment and $25,000 related to the Global Development and Testing (“GDT”) segment. Of the $2.4 million of cash payments related to restructuring in 2008, $2.2 million, $168,000 and $45,000 related to the GLC, GDT and Interpretation segments, respectively.

Lionbridge recorded $4.0 million of restructuring and other charges in the year ended December 31, 2007. The $4.0 million included $2.1 million for workforce reductions in Europe, Asia, South America and the U.S. consisting of forty-six technical and twenty administrative staff, $639,000 recorded for vacated facilities and $164,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, all recorded pursuant to the guidance in SFAS No. 146, and related literature, $768,000 for the impairment of long-lived assets in connection with vacated facilities and $328,000 of other charges, principally expenses related to integrating financial systems used by the acquired BGS sites to a common general ledger financial system. Of these charges, $3.6 million related to the Company’s GLC segment, $92,000 related to the GDT segment and $328,000 related to Corporate and Other. Of the $2.9 million of cash payments related to restructuring in 2007, $2.5 million and $402,000 related to the GLC and GDT segments, respectively.

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

The following table summarizes the merger and restructuring reserve activity (excluding the $768,000 long-lived asset impairments in 2007 and the $328,000 and $1.8 million of other charges related to the integration of BGS recorded in 2007 and 2006, respectively) for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Balance, beginning of the year	$2,365,000	$2,388,000	$4,210,000
Employee severance:
Merger and restructuring charges recorded (1)	684,000	2,120,000	2,011,000
Liabilities assumed and recorded on business combinations (2)	—	—	2,716,000
Cash payments related to liabilities assumed and recorded on business combinations	—	(3,000)	(3,407,000)
Cash payments related to liabilities recorded on exit or disposal activities	(1,353,000)	(1,382,000)	(2,014,000)

	(669,000)	735,000	(694,000)

Vacated facility/lease termination:
Merger and restructuring charges recorded (1)	323,000	639,000	421,000
Liabilities assumed and recorded on business combinations (2)	—	—	256,000
Revisions of estimated liabilities	(53,000)	164,000	—
Cash payments related to liabilities assumed and recorded on business combinations	(671,000)	(571,000)	(1,222,000)
Cash payments related to liabilities recorded on exit or disposal activities	(362,000)	(990,000)	(583,000)

	(763,000)	(758,000)	(1,128,000)

Balance, end of the year	$933,000	$2,365,000	$2,388,000

(1)	Charges recorded pursuant to the guidance in SFAS No. 146, and related literature
(2)	Liabilities assumed and recorded pursuant to the guidance in Emerging Issues Task Force Abstract 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination” (“EITF 95-3”), and related literature

At December 31, 2008, the consolidated balance sheet includes accruals totaling $933,000 primarily related to employee terminations costs and vacated facilities. Lionbridge currently anticipates that $811,000 of this will be fully utilized in 2009. The remaining $122,000 relates to lease obligations on unused facilities expiring through 2010 and is included in long-term liabilities.

Non-Cash Charges

Stock-Based Compensation

Lionbridge recorded stock-based compensation of approximately $5.4 million, $7.2 million and $6.1 million in 2008, 2007 and 2006, respectively, in connection with stock options and restricted stock awards.

Lionbridge issued 1,148,440 and 716,100 shares of restricted common stock and restricted stock units with a fair market value of $3.3 million and $3.7 million in 2008 and 2007, respectively. Restrictions on disposition lapse over four years from the date of grant on each anniversary date.

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

Lionbridge currently expects to amortize the following unamortized compensation in connection with restricted stock awards outstanding as of December 31, 2008 in the years ending:

Year ending December 31,
2009	$2,139,000
2010	1,352,000
2011	775,000
2012	64,000

$4,330,000

For the years ended December 31, 2008, 2007 and 2006, 365,000, 1,251,000 and 1,337,500 stock options were granted, respectively.

Lionbridge currently expects to amortize the following amounts of stock-based compensation related to stock options outstanding as of December 31, 2008 in the years ending:

Year ending December 31,
2009	$1,271,000
2010	716,000
2011	219,000
2012	7,000

$2,213,000

Executive Summary

Over the past several years, Lionbridge implemented key elements of its strategy for market leadership, long-term growth and profit expansion. The Company has established recurring relationships with some of the world’s most respected global organizations, developed and deployed the industry’s first web-based language technology platform, created and expanded its network of 86,000 pre-qualified, in-country, at-home and mobile workers, enhanced its offshore capabilities, adapted its operations for long-term efficiency, and developed an integrated services offering through its global infrastructure. During this period, the Company has increased revenue from its existing customers and broadened its customer base across diverse industries. In particular, within the GLC segment, the Company has focused on expanding its relationships with its existing customers, particularly its most significant customers, which has resulted in a concentration of GLC revenue among a smaller number of large-scale customers.

In 2008, the Company further expanded its global market leadership. In its GLC segment, Lionbridge expanded relationships with many large clients. The Company also enhanced its advanced language technology platform by increasing the volume of language assets produced through the platform and by enhancing the grid architecture of Logoport to ensure full capacity and scalability going forward. As a result, Lionbridge believes it has the world’s largest database of language assets in one hosted, secure central platform. Many of its clients have chosen Lionbridge as their sole provider, largely because the Company’s technology enables clients to get their products to market faster, more efficiently, and with higher quality.

In its GDT segment, Lionbridge accelerated its global sourcing and search capability in 2008. Lionbridge can now provide expert, in-country global sourcing and search relevance testing expertise across more than 100 countries. As a result, the Company expanded its revenue with key clients and secured new relationships with additional search engine companies. To ensure long-term scale, capacity and efficiency, the Company purchased and deployed an internal operational platform which will enable the company to streamline operations and accelerate the growth of its global sourcing and search capability long-term.

Despite the Company’s customer success and operational achievements in 2008, the Company’s overall financial performance was negatively impacted by the deterioration in worldwide economic conditions that began to emerge during the second half of 2008. In particular, starting in the third quarter and continuing in the fourth quarter, a number of Lionbridge’s customers postponed projects and reduced demand for the Company’s services. The Company’s GLC segment was most affected by changes in customer demand for several reasons, including customer concentration within this segment. A reduction in demand or delays by major customers has a significant impact on revenue, as well as the fixed cost structure within the GLC segment. The Company’s GDT segment employs a cost structure that can be adjusted more quickly to respond to changes in customer demand for services within that segment. The Company expects continued instability in worldwide economic conditions to continue during 2009, and these conditions will influence customer demand for the Company’s services. As a result, the Company has undertaken a number of cost-cutting and restructuring activities to adjust its cost structure more quickly to respond to the variable demand for the Company’s services.

In addition to these cost management initiatives, the Company is focusing on the areas of its business that will enhance long-term competitive advantage including:

Accelerating Web-Based Language Technology

Lionbridge believes it is the only company in its industry that has a global internet-architected platform to manage each client’s worldwide language assets in a secure, hosted environment. The linguistic engine of this platform is Logoport, Lionbridge’s Web-architected, on-demand, translation memory technology. In 2008, the Company further expanded this platform. Logoport now supports more than 600 million words, 800 client programs and 16,000 users worldwide. As a complement to its core linguistic technology platform, Lionbridge developed and deployed Freeway, a free, web-based client portal. Integrated with the Logoport linguistic engine, Freeway provides a client portal for submitting, tracking and managing translation activities in a web-based environment. Since its expansion in 2007 and 2008, hundreds of Lionbridge clients have adopted Freeway as their preferred management platform. As the backbone for the Company’s managed service model, Freeway provides one centralized internet platform for managing translation and allows Lionbridge to offer its clients the benefits of technology without the cost or complexity of buying and deploying software internally. In 2008 Lionbridge further enhanced its technology platforms by adding new workflow features and by enhancing the underlying architecture.

In 2009, Lionbridge plans to further accelerate the deployment of Freeway and Logoport and to open its platform to a greater number customers and translators worldwide. By combining real-time, hosted language management with cost-efficient execution, Lionbridge believes it has a distinct competitive advantage in what it can offer its clients: accelerated time to market, greater efficiency and seamless global delivery.

Optimizing Global Scale

Over the past twelve years, Lionbridge has built a global infrastructure that optimizes its core service offerings. During this time, the Company has also expanded the scale and breadth of client solutions. Through the expansion of its operational infrastructure, through the deployment of technology, through the establishment of its global network of independent, in-country workers and through its establishment of offshore delivery capabilities, Lionbridge has responded to its customers’ needs for a complete service offering that unifies development, testing and multilingual delivery of products and web content, vertical market knowledge and global expertise.

In 2008, the Company increased the scope of several client relationships and facilitated the growth of Lionbridge’s emerging service offerings by enhancing its sales and delivery teams for its development, testing, technical authoring, and global search and sourcing solutions. The Company also invested in an internal operational platform to ensure the scale and capacity of its global sourcing and search capability.

In 2009, the Company expects to strengthen its GLC business by increasing the efficiency of its global operations and by growing business in specific vertical markets such as life sciences and mobile and telecommunications. At the same time, the Company’s plans to leverage its recent investments in its GDT infrastructure to enhance operational efficiencies and to further expand its global sourcing and search capability.

By leveraging its global scale to provide the capability, capacity, and in-country expertise its clients require, and by further deploying and enhancing its technology, Lionbridge expects to increase its operational efficiency, improve quality and productivity for its clients, which may in turn, accelerate its revenue and growth opportunities.

Financial Highlights

During 2008, the Company’s revenues and results of operations reflect the significant fluctuations in foreign currency exchange rates and significant volatility in the exchange rate of the U.S. dollar against most foreign currencies, the Euro in particular. During this period, the U.S. dollar declined 7.8% percent against the Euro. As a result, during 2008 and as identified below, a portion of the Company’s revenue growth was attributable to the impact of the decline in the exchange rate of the U.S. dollar against non-U.S. currencies and correspondingly, a significant portion of the Company’s operating expenses were negatively impacted by the decline in the exchange rate of the U.S. dollar against non-U.S. currencies.

In 2008, total revenue was $461.4 million, an increase of $9.4 million, or 2.1% from $452.0 million in 2007. Revenue growth during 2008 in the GDT and Interpretation segments of $15.1 million and $3.0 million, respectively, was partially offset by a decrease in revenue in the GLC segment, year-over-year. As compared to 2007, revenue in the GLC business decreased approximately $8.7 million year-over-year primarily due to reduced demand for the Company’s GLC services due in large part to global economic conditions. The revenue decline in GLC was concentrated in the fourth quarter of 2008, when several customers postponed or reduced demand for the Company’s GLC services. In particular, three major customers of the Company delayed or postponed service engagements during the fourth quarter due to global economic uncertainties, which contributed to the decline in revenue in GLC year-over-year and during the fourth quarter. This decrease was partially offset by an increase in GLC revenue of approximately $13.2 million due to the impact of the decline in the U.S. dollar’s exchange rates, in particular the Euro, and a $2.9 million decrease in deferred revenue in the GLC business resulting in a net decrease in GLC revenue of $8.7 million during the twelve months ended December 31, 2008.

At December 31, 2008, the Company performed its annual test of goodwill to determine the existence of impairment. It was determined that the carrying value of the Company’s goodwill related to its GLC reporting unit exceeded the implied fair value of goodwill as of December 31, 2008. As a result, Lionbridge recorded a goodwill impairment charge of $120.6 million for the year ended December 31, 2008.

The Company reported a net loss from operations of $114.2 million, inclusive of the $120.6 million, non-cash goodwill impairment charge as noted above. Additionally, the Company estimates that the decline of the U.S. dollar impacted operating income adversely by $4.9 million, year-over-year, essentially offsetting the benefits realized in the GLC business from the deployment and use of Lionbridge’s language management technology platform, the implementation of operational and technology efficiencies, cost reduction initiatives and restructuring activities initiated over the past few years.

During 2008, the Company generated $29.8 million of cash from operations, paid down $16.1 million of debt, repurchased $4.3 million of common stock, and still ended the year with $38.0 million of cash, which is $5.7 million higher than the cash balance at December 31, 2007.

The Company expects that continuing deterioration in worldwide economic conditions that began to emerge during the second half of 2008 and is likely to continue in 2009 and may continue to affect the Company’s overall financial performance in 2009 if customers reduce demand for the Company’s service offerings and delay or postpone projects. Given the concentration of revenue among relatively few customers in the GLC segment, the Company expects that the impact of reduced customer demand will be experienced most acutely within the GLC segment. The Company’s GDT and Interpretation segments employ a cost structure that can be adjusted more quickly to respond to changes in customer demand for services within those segments. As the Company expects continued instability in worldwide economic conditions to continue during 2009, and that these conditions will influence customer demand for the Company’s services, the Company has undertaken a number of cost-cutting and restructuring activities to adjust its cost structure more quickly to respond to the variable demand for the Company’s services.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenue.

	Year Ended December 31,
	2008	2007	2006
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	68.1	66.8	66.3
Sales and marketing	7.3	7.3	7.3
General and administrative	19.0	19.3	17.7
Research and development	1.2	0.7	0.7
Depreciation and amortization	1.0	1.1	1.3
Amortization of acquisition-related intangible assets	1.8	1.9	2.1
Goodwill impairment	26.1	—	—
Merger, restructuring and other charges	0.2	0.9	1.0

Total operating expenses	124.7	98.0	96.4

Income (loss) from operations	(24.7)	2.0	3.6
Interest expense:
Interest on outstanding debt	0.8	1.2	1.9
Accretion of discount on debt and deferred financing charges	0.1	0.1	0.2
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	—	0.5
Interest income	0.1	0.2	0.1
Other expense, net	0.6	0.7	0.9

Income (loss) before income taxes	(26.1)	0.2	0.2
Provision for (benefit from) income taxes	(0.2)	1.1	1.4

Net loss	(25.9)%	(0.9)%	(1.2)%

Revenue.    The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008		2007		2006
GLC	$338,831,000	73%	$347,485,000	77%	$329,352,000	79%
GDT	95,492,000	21%	80,427,000	18%	66,550,000	16%
Interpretation	27,109,000	6%	24,082,000	5%	22,982,000	5%

Total revenue	$461,432,000	100%	$451,994,000	100%	$418,884,000	100%

In 2008, total revenue was $461.4 million, an increase of $9.4 million, or 2.1% from $452.0 million in 2007. Revenue growth during 2008 in the GDT and Interpretation segments of $15.1 million and $3.0 million, respectively, was partially offset by a decrease in revenue in the GLC segment, year-over-year. As compared to 2007, the Company’s net revenue growth was primarily due to approximately $13.7 million increase as a result of the decline in the exchange rate of the U.S. dollar against most foreign currencies, and a $2.5 million decrease in deferred revenue, partially offset by $6.8 million decline in organic growth year-over-year. In 2007, total revenue was $452.0 million, an increase of $33.1 million, or 7.9% from $418.9 million in 2006. Revenue growth during 2007 in each of the GLC, GDT and Interpretation segments was $18.1 million, $13.9 million and $1.1 million, respectively. As compared to 2006, approximately 49.8% of the Company’s year-over-year revenue growth, or $16.5 million, was the result of organic growth and approximately 50.2% or $16.6 million of the Company’s growth was due to the decline in the exchange rate of the U.S. dollar against most foreign currencies. This increase in revenue was partially offset by a $2.0 million increase in deferred revenue which negatively impacted comparative recognized revenue in the GLC business.

Revenue from the Company’s GLC business for the year ended December 31, 2008 decreased $8.7 million, or 2.5%, to $338.8 million from $347.5 million for the year ended December 31, 2007. As compared to 2007, revenue decreased approximately $24.8 million primarily due to the impact of the global economic environment year-over-year. The revenue decline in GLC was concentrated in the fourth quarter of 2008, when several customers postponed or reduced demand for the Company’s GLC services. In particular, three major customers of the Company delayed or postponed service engagements during the fourth quarter due to global economic uncertainties, which contributed to the decline in revenue in GLC year-over-year and during the fourth quarter. This decrease was partially offset by an increase of approximately $13.2 million due to the impact of the decline in the U.S. dollar’s exchange rates, in particular the Euro, and a $2.9 million decrease in deferred revenue in the GLC business, during the twelve months ended December 31, 2008. Revenue from the Company’s GLC business for the year ended December 31, 2007 increased $18.1 million, or 5.5%, to $347.5 million from $329.4 million for the year ended December 31, 2006. Revenue increased approximately $4.2 million as the result of organic growth and approximately $15.9 million due to the impact of the decline in the U.S. dollar’s exchange rates, in particular the Euro, during the twelve months ended December 31, 2007. This increase was partially offset by the $2.0 million increase in deferred revenue in the GLC business.

Revenue from the Company’s GDT business for the year ended December 31, 2008 was $95.5 million, an increase of $15.1 million, or 18.7%, from $80.4 million for the year ended December 31, 2007. The year-over-year increase in GDT was primarily due to increased revenue from its global sourcing and search capability. Revenue in the GDT business is not materially impacted by fluctuations in foreign currency exchange rates. In 2007, revenue from the Company’s GDT business was $80.4 million, an increase of $13.9 million, or 20.9%, from $66.6 million for the year ended December 31, 2006. The year-over-year increase in GDT revenue was also primarily due to increased revenue from engagements related to its global sourcing and search capability.

Revenue from the Company’s Interpretation business for the year ended December 31, 2008 increased $3.0 million as compared to the year ended December 31, 2007. This increase is primarily due to increased volume from existing contracts as compared to the same period of the prior year. The Interpretation business is not materially impacted by fluctuations in foreign currency exchange rates. In 2007, revenue from the Company’s Interpretation business increased $1.1 million, or 4.8%, to $24.1 million from $23.0 million for the year ended December 31, 2006.

Lionbridge’s ten largest customers accounted for 55% of revenue in 2008 as compared to 52% of revenue in 2007 and 49% of revenue in 2006.

Cost of Revenue.    Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the prior year and as a percentage of revenue for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	% Change 2007 to 2008	2007	% Change 2006 to 2007	2006
GLC:
Cost of revenue	$234,508,000	1.1%	$231,857,000	6.8%	$217,122,000
Percentage of revenue	69.2%		66.7%		65.9%
GDT:
Cost of revenue	59,541,000	15.3%	51,654,000	21.4%	42,557,000
Percentage of revenue	62.4%		64.2%		63.9%
Interpretation:
Cost of revenue	20,088,000	8.3%	18,548,000	2.3%	18,135,000
Percentage of revenue	74.1%		77.0%		78.9%

Total cost of revenue	$314,137,000		$302,059,000		$277,814,000

Percentage of revenue	68.1%		66.8%		66.3%

During 2008, as a percentage of revenue, cost of revenue increased to 68.1% as compared to 66.8% for the same period of the prior year, primarily due to the negative impact of the decline in the exchange rate of the U.S. dollar against most foreign currencies, primarily the Euro, and changes in the revenue and service mix as discussed below. The Company estimates that the decline of the U.S. dollar negatively impacted cost of revenue by over 120 basis points, year-over-year, essentially offsetting the benefits realized from the deployment and use of Lionbridge’s language management technology platform, and lower internal operating costs resulting from certain restructuring and cost reduction actions initiated over the past few years.

For the year ended December 31, 2008, cost of revenue increased $12.1 million, or 4.0%, to $314.1 million as compared to $302.1 million for the prior year. The increase was primarily in support of $9.4 million of incremental revenue as compared to the prior year, and includes approximately $14.7 million due to the depreciation of the U.S. dollar against foreign currencies as noted above, with the remaining increase attributable to changes in the revenue and service mix year-over-year. For the year ended December 31, 2007, the cost of revenue increased $24.2 million, or 8.7%, to $302.1 million as compared to $277.8 million for the prior year. The increase was primarily in support of $33.1 million of incremental revenue as compared to the prior year, and includes approximately $18.0 million due to the depreciation of the U.S. dollar against foreign currencies as noted above, with the balance due to changes in the revenue and service mix year-over-year.

Each segment provides distinctive services, with different gross margins. For the year ended December 31, 2008, GLC, GDT and Interpretation revenue accounted for approximately 73.4%, 20.7% and 5.9% of the total revenue, as compared to the year ended December 31, 2007 when GLC, GDT and Interpretation revenue accounted for approximately 76.9%, 17.8% and 5.3% of the total revenue.

Cost of revenue as a percentage of revenue in the Company’s GLC business increased to 69.2% for the year ended December 31, 2008, as compared to 66.7% for the same period of the prior year. This increase reflects higher costs for translation services, mainly due to the negative impact of a decline in the exchange rate of the U.S. dollar against most foreign currencies, the negative impact of an $8.7 million decline in revenue, and changes in the service mix year-over-year. As noted above, the negative impact of the decline in the exchange rate of the U.S. dollar against most foreign currencies significantly impacted the cost of revenue ratios in the GLC business. The Company estimates that the decline of the U.S. dollar negatively impacted cost of revenue by over 120 basis points, year-over-year, essentially offsetting the benefits realized from the deployment and use of Lionbridge’s language management technology platform, and lower internal operating costs resulting from certain restructuring and cost reduction actions initiated over the past few years. For the year ended December 31, 2008 cost of revenue increased $2.7 million to $234.5 million compared to $231.9 million for the prior year. The increase was primarily due to approximately $13.2 million of incremental cost resulting from the depreciation of the U.S. dollar against foreign currencies as noted above, partially offset by the benefits realized from the deployment and use of Lionbridge’s language management technology platform, lower internal operating costs resulting from certain restructuring and cost reduction actions initiated over the past few years, and changes in the revenue and service mix year-over-year.

In 2007, cost of revenue as a percentage of revenue in the Company’s GLC business increased to 66.7%, as compared to 65.9% for the same period of the prior year. This increase reflects higher costs for translation services, mainly due to variation in work mix and the negative impact of the decline in the exchange rate of the U.S. dollar against most foreign currencies. As noted above, the negative impact of the decline in the exchange rate of the U.S. dollar against most foreign currencies significantly impacted the cost of revenue ratios in the GLC business. The Company estimates that the decline of the U.S. dollar impacted cost of revenue by over 140 basis points, year-over-year, essentially offsetting the benefits realized from the deployment and use of Lionbridge’s language management technology platform, and lower internal operating costs resulting from certain restructuring and cost reduction actions initiated over the past few years. For the year ended December 31, 2007, cost of revenue increased $14.7 million to $231.9 million compared to $217.1 million for the prior year. The increase was primarily in support of $18.1 million incremental revenue as compared to the prior year, and includes approximately $15.5 million due to the depreciation of the U.S. dollar against foreign currencies as noted above, with the balance due to changes in the revenue and service mix year-over-year.

GDT cost of revenue as a percentage of revenue decreased to 62.4% for the year ended December 31, 2008 as compared to 64.2% for the year ended December 31, 2007. This decrease was primarily due to the changes in the revenue and service mix, partially offset by the negative impact of an approximate $1.3 million increase in cost as a result of the decline in the exchange rate of the U.S. dollar against most foreign currencies, particularly the Euro in the year ended December 31, 2008, as compared to the prior year. The Company estimates that the decline of the U.S. dollar impacted cost of revenue by over 120 basis points, year over year. Cost of revenue in the Company’s GDT business was $59.5 million for the year ended December 31, 2008, an increase of $7.9 million, or 15.3%, as compared to $51.7 million for the prior year. This increase was primarily associated with the $15.1 million increase in revenue year-over-year, and to a lesser degree work mix variation in services as compared to the prior year. The increased cost of revenue includes approximately $1.3 million due to the decline in the exchange rate of the U.S. dollar against most foreign currencies, particularly the Euro, as noted above.

In 2007, GDT cost of revenue increased slightly to 64.2% as compared to 63.9% for 2006. The Company implemented the transition of several customer projects from execution in the United States and Western Europe to execution in India throughout 2006. In addition, work mix variations in testing services requiring increased outsourcing as compared to the prior year resulted in higher cost of revenue during 2007. GDT cost of revenue was $51.7 million for 2007, an increase of $9.1 million, or 21.4%, from $42.6 million in 2006, primarily reflecting increased revenue year-over-year.

Cost of revenue as a percentage of revenue in the Company’s Interpretation business decreased to 74.1% for the year ended December 31, 2008 as compared to 77.0% for the year ended December 31, 2007. This decrease reflects the favorable impact of pricing and work mix variations in services, and efficiency gains as compared to the prior year. The Company’s Interpretation business is not materially impacted by foreign currency exchange rate fluctuations. Cost of revenue was $20.1 million for the year ended December 31, 2008, an increase of $1.5 million, or 8.3%, as compared to $18.5 million for the same period of 2007, primarily in support of a $3.0 million increase in revenue, pricing and work mix variations in services as compared to the prior year.

In 2007, Interpretation cost of revenue as a percentage of revenue decreased to 77.0% as compared to 78.9% for the year ended December 31, 2006. This decrease reflects the favorable impact of pricing and work mix variations in services as compared to the prior year. The Company’s Interpretation business is not materially impacted by foreign currency exchange rate fluctuations. Cost of revenue was $18.5 million for the year ended December 31, 2007, an increase of $413,000, or 2.3%, as compared to $18.1 million for the same period of 2006, primarily due to pricing and work mix variations in services as compared to the prior year.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation/CRM system expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Total sales and marketing expenses	$33,551,000	$32,841,000	$30,483,000
Increase from prior year	710,000	2,358,000
Percentage of revenue	7.3%	7.3%	7.3%

For the year ended December 31, 2008, sales and marketing expenses increased $710,000, as compared with the prior year. This increase is primarily attributable to increased compensation, to support the $9.4 million increase in revenue, year-over-year. Additionally, the increase reflects increased spending on marketing initiatives as compared to the prior year. Approximately $500,000 of the $710,000 increase is due to the depreciation of the U.S. dollar against foreign currencies. As a percentage of revenue, sales and marketing expense was flat at 7.3% as compared to 2007, despite the negative impact of the decline in the exchange rate of the U.S. dollar against most foreign currencies.

In 2007, sales and marketing expenses increased $2.4 million, as compared with the prior year. This increase is primarily attributable to increased compensation and travel expense, to support the $33.1 million increase in revenue, year-over-year. Additionally the increase reflects increased spending on marketing initiatives as compared to the prior year. Approximately $900,000 of the $2.4 million increase is due to the depreciation of the U.S. dollar against foreign currencies. As a percentage of revenue, sales and marketing expense was flat at 7.3%, as compared to 2006, despite the negative impact of the decline in the exchange rate of the U.S. dollar against most foreign currencies.

General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Total general and administrative expenses	$87,872,000	$87,041,000	$74,286,000
Increase from prior year	831,000	12,755,000
Percentage of revenue	19.0%	19.3%	17.7%

For the year ended December 31, 2008, general and administrative expenses increased $831,000 to $87.9 million as compared to $87.0 million for the year ended December 31, 2007. The $831,000 increase is primarily due to approximately $2.9 million of increased cost attributable to the decline in the U.S. dollar’s exchange rates against certain foreign currencies, in particular the Euro. This increase was partially offset by the benefits realized from lower internal operating costs resulting from certain restructuring and cost reduction actions implemented between 2006 and 2008. As a percentage of revenue, general and administrative expenses decreased to 19.0% for the year ended December 31, 2008 as compared to 19.3%, for the same period of the prior year. The Company estimates that the decline in the U.S. dollar negatively impacted this percentage of revenue by approximately 30 basis points. Excluding the impact of currency, the ratio would have been 18.4% for the year ended December 31, 2008.

In 2007, general and administrative expenses increased $12.8 million, or 17.2%, to $87.0 million as compared to $74.3 million for the year ended December 31, 2006. Approximately $3.9 million of the increase is attributable to the decline in the U.S. dollar’s exchange rates against certain foreign currencies, in particular the Euro and Indian Rupee. The remainder is in support of the overall growth of the Company, and is primarily due to $5.3 million increased compensation expense, including $1.0 million increased stock-based compensation, $1.6 million in tax and systems consulting, and $1.4 million in rent expense, year-over-year.

Research and Development.    Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Total research and development expenses	$5,273,000	$3,375,000	$2,811,000
Increase from prior year	1,898,000	564,000
Percentage of revenue	1.2%	0.7%	0.7%

For the year ended December 31, 2008, research and development expense increased $1.9 million to $5.3 million as compared to $3.4 million for the prior year. These increases were primarily attributable to research and development costs incurred in developing additional features and components within Lionbridge’s web-based hosted language management technology platform. Approximately $270,000 of the increase for the year ended December 31, 2008 is due to the depreciation of the U.S. dollar against foreign currencies. The Company expects research and development expense to increase during 2009 as the Company invests in the further development of its web-based hosted language management technology platform. In 2007, research and development expense increased $564,000 to $3.4 million as compared to $2.8 million for the prior year. Approximately $200,000 of the increase for the year ended December 31, 2007, is due to the depreciation of the U.S. dollar against foreign currencies.

Depreciation and Amortization.    Depreciation and amortization expense related to property and equipment that is being recognized over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Total depreciation and amortization expense	$4,741,000	$5,186,000	$5,536,000
Decrease from prior year	445,000	350,000
Percentage of revenue	1.0%	1.1%	1.3%

For the year ended December 31, 2008, depreciation and amortization expense decreased by $445,000 to $4.7 million, as compared to $5.2 million for the year ended December 31, 2007. The decrease is primarily due to the culmination of depreciable lives of certain assets acquired in prior years. These decreases were partially offset by increases attributable to a decline in the U.S. dollar against most foreign currencies of approximately $210,000 for the year ended December 31, 2008 as compared to the prior year. In 2007, depreciation and amortization expense decreased by $350,000 to $5.2 million, as compared to $5.5 million for the year ended December 31, 2006. The decrease is primarily due to the culmination of depreciable lives of certain assets acquired in prior years. These decreases were partially offset by increases attributable to a decline in the U.S. dollar against most foreign currencies of approximately $300,000 for the year ended December 31, 2007 as compared to the prior year.

Amortization of Acquisition-related Intangible Assets.    Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets from acquired businesses. Amortization expense for 2008, 2007 and 2006 of $8.4 million, $8.5 million and $8.7 million, respectively, relates primarily to the amortization of identifiable intangible assets acquired from BGS.

Goodwill Impairment.    In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is reviewed for impairment on an annual basis. At December 31, 2008, the Company performed its annual test of goodwill to determine if an impairment existed. It was determined that the carrying value of the Company’s goodwill related to its GLC reporting unit exceeded the implied fair value of goodwill. As a result, Lionbridge recorded a goodwill impairment charge of $120.6 million for the year ended December 31, 2008. At December 31, 2007 and 2006, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was required for the years ended December 31, 2007 and 2006.

Interest Expense.    Interest expense represents interest paid or payable on debt, the amortization of deferred financing costs, the accretion of discount on debt, and accelerated deferred financing charges upon early repayment of debt. The following table shows interest expense, dollar changes from the prior year and as a percentage of revenue for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Total interest expense	$4,049,000	$5,593,000	$10,699,000
Decrease from prior year	1,544,000	5,106,000
Percentage of revenue	0.9%	1.3%	2.6%

For the year ended December 31, 2008, interest expense of $4.0 million decreased $1.5 million from $5.6 million, as compared to the year ended December 31, 2007. The decrease reflects lower average borrowings and lower interest rates in 2008 as compared to 2007. In addition, interest expense for 2008 includes the effect of the interest rate swap. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2008, the notional amount decreased to $15.0 million. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt.

In 2007, interest expense of $5.6 million primarily represents interest paid or payable on debt on the five-year $100.0 million revolving credit facility entered into by the Company on December 21, 2006. At December 31, 2008, $55.7 million was outstanding with an interest rate of 2.2%.

Other Expense, Net.    The Company recognized $2.6 million in other expense, net, for the year ended December 31, 2008 as compared to $3.3 million in other expense, net, for the year ended December 31, 2007. This decrease includes $3.1 million of foreign currency transaction losses, due to the decline in the U.S. dollar’s exchange rates against other currencies, in particular the Euro and the Yen, as compared to the net position and variance during the corresponding periods of prior year.

In 2007, the Company recognized $3.3 million in other expense, net, as compared to $3.8 million in the prior year. This decrease includes $5.9 million of foreign currency translation losses, due to the decline in the U.S. Dollar’s exchange rates against other currencies, in particular the Euro, as compared to the net position and variance during the corresponding periods of the prior year, reduced by net realized and unrealized foreign currency gains of $2.0 million recorded in 2007 on forward contracts. Additionally, the decrease includes a benefit of pre-BGS acquisition accounts receivable bad debt recoveries of approximately $395,000 and other miscellaneous income recorded during 2007.

Provision for Income Taxes.    The following table shows the provision for income taxes and the effective income tax rate for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Provision for (benefit from) income taxes	$(997,000)	$4,991,000	$5,877,000
Effective income tax rate	0.8%	640.7%	602.8%

The income tax provision decreased $6.0 million to a benefit of $997,000 in 2008 from $5.0 million in 2007. The 2008 provision for income taxes is primarily attributable to $4.4 million of current income tax expense resulting from profits in various foreign jurisdictions, a $1.1 million increase in the FIN 48 tax reserve, a $1.1 million decrease in the deferred tax assets associated with tax deductible goodwill acquired in the BGS acquisition during 2005 and a $2.1 million increase in the deferred tax asset associated with a favorable tax ruling in Ireland.

The company recognizes tax reserves in accordance with FIN 48 and adjusts these reserves when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment, or less of a benefit, that is materially different from our current estimate of the tax exposure. These differences will be reflected as increase or decreases to income tax expense in the period in which they are determined. If the tax liabilities relate to tax uncertainties existing at the date of the acquisition of a business, the adjustment of such tax liabilities will result in an adjustment to the goodwill recorded at the date of acquisition.

The Company’s unrecognized tax benefits include exposures from not filing in certain jurisdictions and transfer pricing exposures from allocation of income between jurisdictions. Lionbridge believes that it is reasonably possible that approximately $229,000 of it unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2009 as a result of a lapse of the statute of limitations.

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

Quarterly Results of Operations

The following tables set forth unaudited consolidated quarterly financial data for the periods indicated. Lionbridge derived this data from its unaudited consolidated financial statements, and, in the opinion of management, they have been prepared on the same basis as Lionbridge’s audited consolidated financial statements for the years ended December 31, 2008 and 2007, and include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) (Amounts in thousands) Quarter Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007
Revenue	$104,619	$114,290	$125,475	$117,048	$117,243	$111,544	$114,591	$108,616
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	68,701	78,640	85,921	80,875	80,215	74,820	74,806	72,218
Sales and marketing	7,772	8,059	8,903	8,817	8,590	7,729	8,571	7,951
General and administrative	20,153	21,737	22,807	23,175	24,333	20,807	21,319	20,582
Research and development	1,190	1,634	1,337	1,112	1,022	851	785	717
Depreciation and amortization	1,088	1,242	1,272	1,139	1,268	1,300	1,324	1,294
Amortization of acquisition-related intangible assets	2,111	2,104	2,113	2,113	2,113	2,113	2,113	2,114
Goodwill impairment	120,587	—	—	—	—	—	—	—
Merger, restructuring and other charges	580	—	221	206	2,410	359	972	278

Total operating expenses	222,182	113,416	122,574	117,437	119,951	107,979	109,890	105,154

Income (loss) from operations	(117,563)	874	2,901	(389)	(2,708)	3,565	4,701	3,462
Interest expense:
Interest on outstanding debt	862	917	971	1,122	1,273	1,324	1,388	1,418
Accretion of discount on debt	44	44	45	44	47	48	49	46
Interest income	137	141	102	147	210	164	119	206
Other (income) expense, net	979	(1,265)	478	2,411	923	1,335	598	491

Income (loss) before income taxes	(119,311)	1,319	1,509	(3,819)	(4,741)	1,022	2,785	1,713
Provision for (benefit from) income taxes	(368)	(1,846)	601	616	(776)	1,688	2,598	1,481

Net income (loss)	$(118,943)	$3,165	$908	$(4,435)	$(3,965)	$(666)	$187	$232

Net income (loss) per share of common stock:
Basic	$(2.14)	$0.06	$0.02	$(0.08)	$(0.07)	$(0.01)	$0.00	$0.00
Diluted	$(2.14)	$0.06	$0.02	$(0.08)	$(0.07)	$(0.01)	$0.00	$0.00
Weighted average number of shares outstanding:
Basic	55,696	55,636	55,915	56,147	58,690	59,614	59,540	59,320
Diluted	55,696	56,167	56,486	56,147	58,690	59,614	60,929	60,791

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

Liquidity and Capital Resources

The following table shows cash and cash equivalents, working capital, net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Cash and cash equivalents	$37,978,000	$32,248,000	$27,354,000
Working capital	57,163,000	64,460,000	60,893,000
Net cash provided by operating activities	29,828,000	20,695,000	16,639,000
Net cash used in investing activities	(5,670,000)	(3,412,000)	(1,000,000)
Net cash used in financing activities	(20,141,000)	(16,016,000)	(14,134,000)

In 2008, Lionbridge’s working capital decreased $7.3 million to $57.2 million at December 31, 2008, as compared to $64.5 million at December 31, 2007. The decrease was primarily due to a decrease in accounts receivable, work in process and other current assets, partially offset by increased cash and decreased accounts payable, accrued expenses and deferred revenue. The decrease in accounts receivable was primarily due to the net impact of accelerated billing and collections, as well as a slowdown in revenue in the fourth quarter of 2008, due to the declining economic environment year-over-year.

As of December 31, 2008, cash and cash equivalents totaled $38.0 million, an increase of $5.7 million from $32.2 million at December 31, 2007. This increase was primarily due to cash generated by the business of $29.8 million, and $2.6 million of cash received from sale of property and equipment, partially offset by $8.3 million used to purchase property and equipment and $16.1 million used to pay down long-term debt, and $4.3 million used to repurchase shares.

Accounts receivable and work in process at December 31, 2008 totaled $85.1 million, a decrease of $21.9 million from $106.9 million at December 31, 2007. As of December 31, 2008, other current assets decreased $2.7 million to $9.6 million from $12.3 million at December 31, 2007. Current liabilities totaled $75.5 million, a decrease of $11.6 million from $87.1 million at December 31, 2007. These changes were driven by the net impact of accelerated billing and collections, as well as a slowdown in revenue in the fourth quarter of 2008, due to the declining economic environment, year-over-year.

In 2007, Lionbridge’s working capital increased $4.4 million to $65.3 million at December 31, 2007, as compared to $60.9 million at December 31, 2006. The increase was primarily due to increased cash, accounts receivable and other current assets, partially offset by higher accounts payable, accrued expenses, deferred revenue and lower work in process. The increase was primarily due to the net impact of the growth of the business year-over-year.

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

Net cash provided by operating activities was $29.8 million in 2008, as compared to $20.7 million in 2007. The primary source of cash in 2008 was a $14.6 million decrease in accounts receivable, a $5.1 million decrease in work in process, a $759,000 increase in certain other operating assets, partially offset by other changes including a net loss of $119.3 million (net of a $120.6 million goodwill impairment, and $19.2 million in depreciation, amortization and other non-cash expenses and gains), a $5.8 million decrease in accounts payable and accrued expenses and a $5.4 million decrease in deferred revenue.

In 2007, net cash provided by operating activities was $20.7 million, as compared to $16.6 million in 2006. The primary source of cash in 2007 was a $7.5 million decrease in work in process, a $5.5 million increase in accounts payable and accrued expenses and a $6.9 million increase in deferred revenue, partially offset by other changes including a net loss of $4.2 million (net of $20.7 million in depreciation, amortization and other non-cash expenses and gains), a $9.8 million increase certain other operating assets, and a $5.8 million increase in accounts receivable.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities increased $2.3 million to $5.7 million in 2008 as compared to $3.4 million in 2007. The primary use of cash in investing activity in 2008 was $8.3 million for the purchase of property and equipment. Net cash provided by investing activities in 2008 included $2.6 million proceeds from the sale of property and equipment. In 2007, net cash used in investing activities increased $2.4 million to $3.4 million as compared to $1.0 million in 2006. The primary use of cash in investing activity in 2007 was $5.2 million for the purchase of property and equipment. Net cash provided by investing activities in 2007 included $1.8 million net proceeds from forward contract hedges.

Net cash used in financing activities in 2008 was $20.1 million as compared to $16.0 million of net cash used in financing activities in 2007. Net cash used by financing activities in 2008 primarily included $16.1 million used to pay down its outstanding debt, and $4.3 million used to repurchase the Company’s shares on the open market pursuant to the Company’s stock repurchase program. In addition, the Company raised $377,000 in proceeds from the issuance of common stock under stock option plans. In 2007, net cash used in investing activities increased $2.4 million to $3.4 million, as compared to $1.0 million in 2006. The primary use of cash in investing activity in 2007 was $5.2 million for the purchase of property and equipment. Net cash provided by investing activities in 2007 included $1.8 million net proceeds from forward contract hedges.

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At December 31, 2008, $55.7 million was outstanding with an interest rate of 2.2%.

Lionbridge anticipates that its present cash and short-term investments position and available financing under its Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future. However, due to deterioration in global economic and market conditions, should the Company require additional funding, the Company’s access to capital markets as a means of funding any anticipated cash needs is limited. Moreover, due to current economic and market conditions as well as the instability in the U.S. and worldwide credit markets, the Company may not be able to access additional debt financing on the same or substantially similar terms as those in the Credit Agreement is not likely in the near term. To the extent that capital recoveries are less than expected or operating objectives are not achieved, management is committed to pursuing alternative financing arrangements or reducing expenditures as necessary to meet the Company’s cash requirements through 2009.

Contractual Obligations

The following table summarizes Lionbridge’s contractual cash obligations at December 31, 2008 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Capital leases	$130	$83	$47	$—	$—
Debt	55,700	—	55,700	—	—
Interest on debt (1)	4,555	1,847	2,708	—	—
Operating leases	62,731	14,948	16,744	8,774	22,265

	$123,116	$16,878	$75,199	$8,774	$22,265

(1)	Interest payment amounts are projected using market rates as of December 31, 2008. Future interest payments may differ from these projections based on changes in market interest rates. Interest on debt includes projected interest expense on the three-year amortizing interest rate swap the Company has in place as of December 31, 2008.

Lionbridge adopted FIN 48 as of January 1, 2007. As of December 31, 2008, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $7.1 million. The Company is unable to make a reasonably reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

As of December 31, 2008, Lionbridge did not have any material purchase obligations, or material long-term commitments other than those included in the table above reflected on its consolidated balance sheet.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157”, which allows for the deferral of the adoption date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for the assets and liabilities within the scope of FSP FAS 157-2. Refer to Note 11, Fair Value Measurements, of this Form 10-K, for our disclosures pursuant to the effective portion of SFAS No. 157. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations or liquidity.

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

Interest Rate Risk.    Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of December 31, 2008, $55.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $123,000 impact on the Company’s interest expense based on the $55.7 million outstanding at December 31, 2008 with an interest rate of 2.2%. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2008, the notional amount decreased to $15.0 million. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. The fair value of the interest rate derivative was a liability of $684,000 at December 31, 2008. A 10% increase in interest rates would increase the derivative’s fair value by approximately $32,000. A 10% decrease in interest rates would decrease the derivative’s fair value by approximately $32,000. The interest rate swap is designated as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and there is no hedge ineffectiveness at December 31, 2008. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk.    Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 56% (70% excluding the $120.6 million goodwill impairment charge) and 71% of its costs and expenses in 2008 and 2007, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 18% and 15% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of December 31, 2008 and 2007, respectively, while 8% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of December 31, 2008 and 2007. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $27.4 million and $100.0 million as of December 31, 2008 and 2007, respectively. The principal foreign currency applicable to our business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable and accounts payable) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have one-month terms and do not qualify for hedge accounting under SFAS No. 133. The Company had no foreign exchange forward contracts outstanding at December 31, 2008.

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

In connection with the preparation of this Form 10-K, as of December 31, 2008, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008. This conclusion was communicated to the Audit Committee.

Management’s Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective at December 31, 2008 based on the criteria set forth in Internal Control-Integrated Framework.

The Company’s independent public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting. This report is included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting.    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2009.

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information relating to directors and executive officers of Lionbridge is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2009, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2008.

Lionbridge has adopted a code of conduct that applies to all employees, including its principal executive officer, principal financial officer, and principal accounting officer. A copy of the code of ethics is available on Lionbridge’s Web site.

Item 11.	Executive Compensation

Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2009, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information relating to security ownership of certain beneficial owners and management and information on securities for issuance under equity compensation plans is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2009, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information relating to certain relationships and related transactions, and director independence is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2009, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2008.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal auditor fees and services is set forth under “Principal Auditor Fees and Services” in Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2009, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2008.

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

(3)	Exhibits

Exhibit No.	Exhibit

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Amended and Restated By-laws of Lionbridge Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-26933) filed on October 30, 2008, and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	1998 Stock Plan, as amended and restated (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2004, and incorporated herein by reference).

10.2**	Form of Restricted Stock Agreement under the 1998 Stock Plan (filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2003, and incorporated herein by reference).

10.3**	Lionbridge 2005 Incentive Stock Plan, as amended and restated (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.4**	Form of Restricted Stock Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.5**	Form of Incentive Stock Option Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.6**	Form of Non-Qualified Stock Option Agreement For Officers and Employees under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.7**	Lionbridge Deferred Compensation Plan for Independent Directors (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.8**	Form of Restricted Stock Unit Agreement for Independent Directors (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.9**	Form of Non-Qualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.10	Lease dated as of October 1, 2005 between and Randal J. Stewart and Anne J. Stewart dba Palm Court Properties and VeriTest Inc. (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2005, and incorporated herein by reference).

10.11	Lease dated as of July 28, 2005 between and OP&F Stevenson Corporation and Lionbridge US, Inc. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2005, and incorporated herein by reference).

Exhibit No.	Exhibit

10.12	Lease agreement dated as of March 14, 2005 between Lionbridge Technologies Private Limited and Mr. S.K. Dharmalingam (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2005, and incorporated herein by reference).

10.13	Sublease dated as of January 5, 2006 between SlaterLabs S.A. and Lionbridge España, S.L. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2006 and incorporated herein by reference).

10.14	Sublease dated as of June 30, 2006 between and 24/7Real Media Inc. and Lionbridge Global Solutions II, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2006, and incorporated herein by reference).

10.15	Lease dated as of June 1, 2006 between Shanghai WASETA International Trading Co., Ltd. and Lionbridge Beijing Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2006, and incorporated herein by reference).

10.16	Lease dated as of July 7, 2006 between Britphil & Co. (US) Ltd. and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.17	Lease dated as of July 10, 2006 between Abaco Urbanizacao E Empreendimentos Limitada and Lionbridge Participações, Ltda. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.18	Lease dated as of July 11, 2006, between Taifun Real sp. zo.o and Lionbridge Poland sp. zo.o. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.19	Third Amendment to Lease dated October 31, 2006, between 492 OCP LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.26 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2006, and incorporated herein by reference).

10.20	Lease dated December 15, 2006, Clichy Victor Hugo and Lionbridge France SAS (filed as Exhibit 10.29 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2006, and incorporated herein by reference).

10.21	Lease dated as of March 14, 2007, between TCAM Core Property Fund Operating LP and Lionbridge US, Inc. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2007, and incorporated herein by reference).

10.22	Lease amendment dated as of May 1, 2007, between Société Civile Immobilière Core Sophia and Lionbridge Technologies SARL (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.23	Lease amendment dated as of June 4, 2007, between IEF Vastgoad Pluto B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.24	Lease dated as of August 8, 2007, between Beijing Oriental Plaza Co., Ltd. And Beijing Lionbridge Global Solutions Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended September 30, 2007, and incorporated herein by reference).

10.25	Agreement dated October 12, 2007 between Orrick Investments Pte Ltd. and Lionbridge Singapore Pte Ltd. (filed as Exhibit 10.32 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit

10.26	First Amendment to the Lease Agreement dated as of June 5, 2008 between iAnywhere Solutions, Inc. and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference.)

10.27	Fifth Amendment to Office Lease dated as of July 3, 2008 between BCCC Property LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference).

10.28	Seventh Amendment to the Lease Agreement dated as of July 10, 2008 between Sterling Realty Organization Co. and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference).

10.29	Lease dated as of March 6, 2008 between Dominion Corporate Trustees Limited and Lionbridge UK Limited (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2008, and incorporated herein by reference).

10.30*	Lease Agreement dated as of December 23, 2008 between Horizon West Property Management, Inc. and Lionbridge US, Inc.

10.31**	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.32**	Non-competition Agreement between the Lionbridge Technologies, Inc. and Satish Maripuri dated March 1, 2004, (filed as Exhibit 10.66 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2004, and incorporated herein by reference).

10.33**	Non-competition Agreement between the Lionbridge Technologies, Inc. and Henri Broekmate dated March 24, 2004, (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2004, and incorporated herein by reference).

10.34**	Form of Restricted Stock Unit Agreement under the Lionbridge 1998 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2004, and incorporated herein by reference).

10.35**	Form of Restricted Stock Unit Award Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2006, and incorporated herein by reference).

10.36**	Rory Cowan Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.37**	Rory Cowan Performance-Based Stock Option Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.38**	Employment and Business Protection Agreement, effective as of September 17, 2007, between Donald M. Muir and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on September 11, 2007, and incorporated herein by reference).

10.39**	Amended and Restated Lionbridge Change of Control Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on November 5, 2008, and incorporated herein by reference).

Exhibit No.	Exhibit

10.40**	Amended and Restated Change of Control Agreement between Lionbridge and Executive Officers (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 5, 2008, and incorporated herein by reference).

10.41**	Independent Director Compensation Plan, Amended and Restated as of April 4, 2008 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on April 7, 2008, and incorporated herein by reference).

10.42*	Amended and Restated Employment Agreement dated October 31, 2008 between Rory J. Cowan and Lionbridge Technologies, Inc.

10.43	Credit Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.44	Pledge Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.45	Security Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.46	Form of Revolving Note under the Credit Agreement dated as of December 21, 2006, (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.47	Form of Swingline Note under the Credit Agreement dated as of December 21, 2006, (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.48	Amendment and Joinder Agreement dated as of January 22, 2007, among Lionbridge Technologies, Inc., HSBC Bank USA, NA and the parties named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.49	Charge on Shares of Lionbridge International (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.50	Charge on Shares of Lionbridge International Finance Limited (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.51	Notes issued by Lionbridge International Finance Limited to the Lenders under the Credit Agreement (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

14	Lionbridge Technologies, Inc. Code of Conduct (filed as Exhibit 14 to the Form 10-K (File No. 000-26933) for the period ending December 31, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lionbridge Technologies, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Lionbridge Technologies, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for, and discloses, uncertain tax positions in 2007.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 13, 2009

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$37,978	$32,248
Accounts receivable, net of allowances of $685 and $689 at December 31, 2008 and 2007, respectively	67,184	83,611
Work in process	17,893	23,335
Other current assets	9,615	12,329

Total current assets	132,670	151,523
Property and equipment, net	14,077	13,449
Goodwill	9,675	131,213
Other intangible assets, net	20,000	28,441
Other assets	7,760	8,437

Total assets	$184,182	$333,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$22	$304
Accounts payable	20,218	20,217
Accrued compensation and benefits	20,122	21,164
Accrued outsourcing	9,252	12,150
Accrued merger and restructuring	811	1,878
Other accrued expenses	11,288	12,250
Income taxes payable	3,434	3,042
Deferred revenue	10,277	16,014
Other current liabilities	83	44

Total current liabilities	75,507	87,063

Long-term debt, less current portion	55,700	71,751
Deferred income taxes, long-term	737	7,504
Other long-term liabilities	12,568	10,591
Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 57,214,003 and 57,592,936 shares issued and outstanding at December 31, 2008 and 2007, respectively	572	576
Additional paid-in capital	255,126	253,924
Accumulated deficit	(231,406)	(112,101)
Accumulated other comprehensive income	15,378	13,755

Total stockholders’ equity	39,670	156,154

Total liabilities and stockholders’ equity	$184,182	$333,063

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2008	2007	2006
Revenue	$461,432	$451,994	$418,884
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	314,137	302,059	277,814
Sales and marketing	33,551	32,841	30,483
General and administrative	87,872	87,041	74,286
Research and development	5,273	3,375	2,811
Depreciation and amortization	4,741	5,186	5,536
Amortization of acquisition-related intangible assets	8,441	8,453	8,696
Goodwill impairment	120,587	—	—
Merger, restructuring and other charges	1,007	4,019	4,232

Total operating expenses	575,609	442,974	403,858

Income (loss) from operations	(114,177)	9,020	15,026
Interest expense:
Interest on outstanding debt	3,872	5,403	7,712
Accretion of discount on debt and deferred financing costs	177	190	858
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	—	2,129
Interest income	527	699	427
Other expense, net	2,603	3,347	3,779

Income (loss) before income taxes	(120,302)	779	975
Provision for (benefit from) income taxes	(997)	4,991	5,877

Net loss	$(119,305)	$(4,212)	$(4,902)

Net loss per share of common stock:
Basic and diluted	$(2.14)	$(0.07)	$(0.08)
Weighted average number of shares outstanding:
Basic and diluted	55,837	59,297	58,997

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Par Value
Balance at January 1, 2006	59,266,985	$593	$254,405	$(102,802)	$(4,157)	$1,696	$149,735
Reclassification to initially adopt SFAS No. 123R on January 1, 2006			(4,157)		4,157		—
Issuance of restricted stock	476,000	4	(4)				—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(76,218)		(558)				(558)
Common stock issued for option exercises and employee stock purchase plans	461,829	4	1,257				1,261
Stock-based compensation (net of unvested restricted stock forfeitures)	(39,466)		6,134				6,134
Adjustment to initially adopt SFAS No. 158						47	47
Comprehensive income:
Net loss				(4,902)			(4,902)	$(4,902)
Other comprehensive income:
Translation adjustment						4,971	4,971	4,971

Comprehensive income								$69

Balance at December 31, 2006	60,089,130	601	257,077	(107,704)	—	6,714	156,688
Issuance of restricted stock	605,322	6	(6)				—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(83,662)	(1)	(475)				(476)
Common stock issued for option exercises	180,490	2	357				359
Stock-based compensation (net of unvested restricted stock forfeitures)	(39,249)		7,175				7,175
Shares repurchased	(3,159,095)	(32)	(10,204)				(10,236)
SFAS No. 158 adjustment						(66)	(66)
FIN 48 adjustment				(185)			(185)
Comprehensive income:
Net loss				(4,212)			(4,212)	$(4,212)
Other comprehensive income:
Unrealized loss on cash flow hedge						(533)	(533)	(533)
Translation adjustment						7,640	7,640	7,640

Comprehensive income								$2,895

Balance at December 31, 2007	57,592,936	576	253,924	(112,101)	—	13,755	156,154
Issuance of restricted stock	1,065,473	11	(11)				—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(87,266)	(1)	(260)				(261)
Common stock issued for option exercises	238,616	2	375				377
Stock-based compensation (net of unvested restricted stock forfeitures)	(105,188)	(1)	5,428				5,427
Shares repurchased	(1,490,568)	(15)	(4,330)				(4,345)
Comprehensive loss:
Net loss				(119,305)			(119,305)	$(119,305)
Other comprehensive income:
Unrealized loss on cash flow hedge						(150)	(150)	(150)
SFAS No. 158 adjustment						292	292	292
Translation adjustment						1,481	1,481	1,481

Comprehensive loss								$(117,682)

Balance at December 31, 2008	57,214,003	$572	$255,126	$(231,406)	$—	$15,378	$39,670

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(119,305)	$(4,212)	$(4,902)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	8,441	8,453	8,696
Stock-based compensation	5,427	7,175	6,134
Non-cash merger, restructuring and other charges	—	768	—
Accretion of discount on debt and debt financing costs	177	190	858
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	—	2,129
Depreciation and amortization	4,741	5,186	5,536
Goodwill impairment	120,587	—	—
Provision for doubtful accounts	186	55	—
Loss (gain) on disposal of fixed assets	(235)	154	(216)
Deferred income taxes	—	681	(999)
Net realized and unrealized foreign currency gains (losses) on forward contracts	473	(1,986)	—
Other	—	—	33
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	14,551	(5,825)	(725)
Work in process	5,070	7,500	(2,151)
Other current assets	1,638	(8,469)	1,656
Other assets	695	(1,299)	(1,034)
Accounts payable	1,001	1,712	4,848
Accrued compensation and benefits	(2,986)	(415)	4,333
Accrued outsourcing	(2,603)	691	848
Accrued merger and restructuring	(1,018)	179	(1,032)
Income taxes payable	441	(3,014)	719
Other accrued expenses	(2,077)	6,298	(7,659)
Deferred revenue	(5,376)	6,873	(433)

Net cash provided by operating activities	29,828	20,695	16,639

Cash flows from investing activities:
Purchases of property and equipment	(8,347)	(5,217)	(4,221)
Proceeds from sale of property and equipment	2,640	—	593
Purchase price adjustment for businesses acquired	212	—	2,499
Net proceeds from (payments of) forward contract hedges	(175)	1,805	129

Net cash used in investing activities	(5,670)	(3,412)	(1,000)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	8,900	15,100	12,400
Payments of short-term debt	(8,900)	(15,100)	(12,400)
Proceeds from issuance of long-term debt	—	—	77,700
Payments of long-term debt	(16,052)	(6,113)	(93,036)
Proceeds from issuance of common stock under option and employee stock purchase plans	377	359	1,261
Shares repurchased	(4,345)	(10,236)	—
Proceeds from issuance of capital leases	—	265	—
Payments of capital lease obligations	(121)	(291)	(59)

Net cash used in financing activities	(20,141)	(16,016)	(14,134)

Net increase in cash and cash equivalents	4,017	1,267	1,505
Effects of exchange rate changes on cash and cash equivalents	1,713	3,627	702
Cash and cash equivalents at beginning of year	32,248	27,354	25,147

Cash and cash equivalents at end of year	$37,978	$32,248	$27,354

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

Nature of the Business

Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”) provides a suite of language, development and testing services to businesses, particularly in the technology, consumer products, life sciences, publishing, financial services, manufacturing, government, automotive and retail industries. Lionbridge is a leading provider of language, development and testing services that enable clients to develop, release, manage and maintain their enterprise content and related technical support, training materials, and sales and marketing information. Lionbridge’s solutions include product and content globalization; content and eLearning courseware development; interpretation services; application development and maintenance; software and hardware testing; product certification and competitive analysis. As part of its Global Language and Content (“GLC”) solutions, Lionbridge also develops eLearning content and technical documentation. Lionbridge GLC solutions are based on the Company’s internet-architected language technology platform and global service delivery model which make the translation process more efficient for Lionbridge clients and translators. Through its Global Development and Testing (“GDT”) solutions, Lionbridge develops, re-engineers and optimizes IT applications and performs testing to ensure the quality, interoperability, usability and performance of clients’ software, consumer technology products, web sites and content. Lionbridge’s testing services, which are offered under the VeriTest brand, also include product certification and competitive analysis. Lionbridge has substantial domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model. Lionbridge has its head office in the United States, with operations in Europe, Asia, India, North America, and Latin America.

Lionbridge anticipates that its present cash and short-term investments position and available financing under a revolving credit facility with HSBC Bank, USA, National Association (the “Credit Agreement”) should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future. However, due to deterioration in global economic and market conditions, should the Company require additional funding, the Company’s access to capital markets as a means of funding any anticipated cash needs is limited. Moreover, due to current economic and market conditions as well as the instability in the U.S. and worldwide credit markets, the Company’s access to additional debt financing on the same or substantially similar terms as those in the Credit Agreement is not likely in the near term. To the extent that capital resources are less than expected or operating objectives are not achieved, management is committed to pursuing alternative financing arrangements or reducing expenditures as necessary to meet the Company’s cash requirements through 2009.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Estimates for incentive rebates and other allowances are recorded as a reduction of revenues in the period the related revenues are recorded. These estimates are based upon contracted terms, historical experience and information currently available to management with respect to business and economic trends. Revisions of these estimates are recorded in the period in which the facts that give rise to the revision become known.

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were approximately $307,000, $1.1 million and $778,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Foreign Currency Translation

The functional currency for each of Lionbridge’s foreign operations is predominantly the local currency of the country in which those operations are based. Revenues and expenses of foreign operations are translated into U.S. dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. dollars at year-end rates of exchange. The Company has reflected resulting translation gains of $1.5 million, $7.6 million and $5.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, in accumulated other comprehensive income, which is a component of stockholders’ equity. These unrealized gains and losses are primarily attributable to the fluctuation in value between the U.S. dollar and the Euro. For the purpose of disclosure of comprehensive income (loss), Lionbridge does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as Lionbridge intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Realized and unrealized foreign currency transaction gains or losses, arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies, are included in other expense, net in the consolidated statements of operations and resulted in losses of $3.1 million, $3.8 million and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Financial Instruments

Lionbridge enters into foreign currency forward contracts with commercial banks to hedge exposure to foreign currency assets and liabilities recorded on its balance sheet and amortizing interest swaps to manage interest rate risk. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings. The Company had no foreign exchange forward contracts outstanding at December 31, 2008.

On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2008, the notional amount decreased to $15.0 million. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. The interest rate swap is designated as a cash flow hedge under SFAS No. 133 and changes in the fair value are recorded to other comprehensive income.

Lionbridge does not hold or issue financial instruments for trading or speculative purposes.

Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of time deposits and are stated at cost plus accrued interest.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Work in Process

Work in process represents revenue not yet billed. Work in process is calculated for each individual project based on the proportional delivery of services at the balance sheet date. Billing of amounts in work in process occurs according to customer-agreed payment schedules or upon completion of specified project milestones. All of Lionbridge’s projects in work in process are expected to be billed and collected within one year.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and any recognized impairment loss. Additions and improvements that extend the useful life of an asset are capitalized; maintenance and repairs are expensed as incurred. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net income or loss.

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), costs associated with the internally developed software are capitalized when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable of being completed. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use.

The cost of property and equipment is depreciated over the estimated useful lives of the assets using the straight-line method, based upon the following asset lives:

Computer software and equipment	1 to 5 years
Land, building and building improvements	5 to 40 years
Furniture and office equipment	3 to 10 years
Leasehold improvements	Shorter of lease term or useful life of asset

Goodwill and Other Intangible Assets

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is reviewed for impairment on an annual basis. At December 31, 2008, the Company performed its annual test of goodwill to determine if an impairment existed. It was determined that the carrying value of the Company’s goodwill related to its GLC reporting unit exceeded the implied fair value of goodwill. As a result, Lionbridge recorded a goodwill impairment charge of $120.6 million for the year ended December 31, 2008. At December 31, 2007, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was required. Estimating future cash flows requires management to make projections that can differ materially from actual results.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets,” (“SFAS No. 144”) if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of acquired customer relationships (recorded with the acquisition of Bowne Global Solutions (“BGS”) in September 2005) include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

Other intangible assets arose from the acquisition of BGS and consist of the following, which have been or are being amortized on a straight-line basis over the following estimated useful lives, except for the BGS customer relationships, of which a portion is being amortized using an economic consumption method:

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

On January 1, 2007, Lionbridge adopted FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. At the adoption date the Company had gross unrecognized tax affected benefits of approximately $1.4 million, exclusive of certain pre-acquisition indemnification items. As a result of adopting FIN 48, the Company recognized a charge of approximately $185,000 to the January 1, 2007 retained earnings balance for accrued taxes, interest and penalties related to the unrecognized tax benefits, which if incurred, would be recognized as a component of income tax expense.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates are used when accounting for the collectibility of receivables, calculating revenue based on the proportional delivery of services, and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company’s management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net loss, the net change in the funded status of defined benefit postretirement plans, unrealized losses on a cash flow hedge and the net change in foreign currency translation adjustment.

Concentrations of Credit Risk and Significant Customers

Financial instruments which potentially subject Lionbridge to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with several investment grade financial institutions. Investments consist of time deposits with maturities less than 30 days. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. Microsoft accounted for approximately 24% and 22% of consolidated accounts receivable at December 31, 2008 and 2007, respectively. No other client individually accounted for more than 10% of consolidated accounts receivable at December 31, 2008 or 2007. Lionbridge generally does not require collateral or other security against trade receivable balances; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Financial instruments are carried in the consolidated financial statements at amounts that approximate fair values at December 31, 2008 and 2007. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. The Company recognizes all derivative financial instruments in our consolidated financial statements at fair value in accordance with SFAS No. 133. The Company records changes in the fair value of derivative instruments in earnings unless deferred hedge accounting criteria is met. For derivative instruments designated as fair value hedges, the Company records the changes in fair value of both the derivative instrument and the hedged item in earnings except for derivative instruments designated as cash flow hedges for which the company records the effective portions of changes in fair value in other comprehensive income.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157”, which allows for the deferral of the adoption date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for the assets and liabilities within the scope of FSP FAS 157-2. Refer to Note 11, Fair Value Measurements, of this Form 10-K, for our disclosures pursuant to the effective portion of SFAS No. 157. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations or liquidity.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment:

Property and equipment consisted of the following at December 31:

	2008	2007
Computer software and equipment	$28,130,000	$26,179,000
Land, buildings and building improvements	980,000	4,232,000
Furniture and office equipment	6,243,000	5,249,000
Leasehold improvements	7,184,000	6,202,000

	42,537,000	41,862,000
Less: Accumulated depreciation and amortization	(28,460,000)	(28,413,000)

	$14,077,000	$13,449,000

Depreciation and amortization expense was $4.7 million, $5.2 million and $5.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

4.    Business Acquisitions:

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2008 have resulted in the recognition of goodwill and other intangible assets on its balance sheet, principally arising from the acquisition of BGS in September, 2005. In connection with the acquisition of BGS, Bowne agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. Accordingly, the company has not recorded any net amounts as pre-acquisition tax contingencies in connection with the BGS acquisition.

Lionbridge did not have any acquisitions in the three year period ended December 31, 2008.

As more fully discussed in Note 5 to Lionbridge’s consolidated financial statements, the Company recorded a non-cash goodwill impairment charge of $120.6 million in the fourth quarter of 2008. Other acquired intangible assets are amortized over periods ranging from one to twelve years.

5.    Goodwill and Other Intangible Assets:

Changes in the carrying amount of goodwill on a total consolidated basis and by reportable segment for the years ended December 31, 2008 and 2007 consisted of the following:

	2008
	GLC	GDT	Total
Balance, beginning of the year	$121,538,000	$9,675,000	$131,213,000
Goodwill adjustment, net	(951,000)	—	(951,000)
Goodwill impairment	(120,587,000)	—	(120,587,000)

Balance, end of the year	$—	$9,675,000	$9,675,000

	2007
	GLC	GDT	Total
Balance, beginning of the year	$121,369,000	$9,675,000	$131,044,000
Goodwill adjustment, net	169,000	—	169,000

Balance, end of the year	$121,538,000	$9,675,000	$131,213,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in “Other intangible assets, net” in the Company’s consolidated balance sheet are other intangible assets that are subject to amortization. The following table summarizes other intangible assets as of December 31, 2008 and 2007, respectively:

	2008			2007
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$16,148,000	$15,852,000	$32,000,000	$11,071,000	$20,929,000
BGS acquired customer contracts	14,000,000	9,875,000	4,125,000	14,000,000	6,912,000	7,088,000
BGS acquired technology	2,317,000	2,294,000	23,000	2,317,000	1,893,000	424,000

	$48,317,000	$28,317,000	$20,000,000	$48,317,000	$19,876,000	$28,441,000

Estimated annual amortization expense related to these intangible assets is as follows:

Year ending December 31,
2009	$5,520,000
2010	4,893,000
2011	2,332,000
2012	1,921,000
2013	1,583,000
Thereafter	3,751,000

$20,000,000

Impairment

Lionbridge has three reporting units: (1) GLC, (2) GDT, and (3) Interpretation. As of December 31, 2008 and 2007, no goodwill was assigned to our Interpretation reporting unit. The Company performs an annual impairment test of its goodwill as required under the provisions of SFAS No. 142 on December 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. SFAS No. 142 requires that the impairment test be performed through the application of a two-step process. The first step compares the carrying value of the Company’s reporting units to their estimated fair values as of the test date. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any. As of December 31 2007, the Company performed its annual impairment test for goodwill at the reporting unit level and, after conducting the first step, determined that it was not necessary to conduct the second step as it concluded that the carrying value of its reporting units did not exceed their fair value. Accordingly, as of December 31, 2007, the Company determined no adjustment to goodwill was necessary. For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group.

The Company performed its annual goodwill impairment assessment as of December 31, 2008 again using the two-step process required by SFAS No. 142. The Company estimated the fair value of each of its reporting units using an income approach, which estimates fair value based upon future cash flows discounted to their present value. The Company then reconciled the aggregate estimated fair value of its reporting units to its overall

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market capitalization. Step one of this assessment resulted in the carrying value of the GLC reporting unit exceeding its fair value. The other reporting units’ fair values exceeded their carrying values. Accordingly, the Company performed the second step only in relation to the GLC reporting unit. The second step determines the implied fair value of goodwill by comparing the fair value of the GLC reporting unit to the aggregate fair value of all the assets and liabilities of this reporting unit. In step two of the impairment analysis, the Company compared the implied fair value of goodwill in the GLC reporting unit to its carrying value. The Company determined the implied fair value of goodwill was zero. As a result, the Company recorded a non-cash impairment charge to its goodwill of $120.6 million.

Assessing the impairment of goodwill requires the Company to make certain significant assumptions, estimates and judgments, including future revenue, expenses, cash flows, discount rates and implied control premiums. The actual results may differ from these assumptions and estimates and it is possible that such differences could have a material impact on the Company’s financial statements. The Company based the valuation of its GLC reporting unit, in part, on its actual historical performance and its estimate of the future performance of the GLC reporting unit. As a result of this analysis, the Company concluded there had been an impairment of the carrying value of goodwill as of December 31, 2008. The primary reasons for the impairment were the continued decline in the price of the Company’s common stock during the quarter ended December 31, 2008, and discounted cash flow forecasts which were lower than the discounted cash flow forecasts used in the impairment analysis performed as of December 31, 2007.

As described above, for intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. The Company determined that the adverse business climate and the significant decline in its market capitalization experienced during the fourth quarter of fiscal 2008 were significant factors that indicated that the carrying amount of its intangible assets might not be recoverable. As required by SFAS No. 144, the Company performed its assessment at the asset group level which represented the lowest level of cash flows that are largely independent of cash flows of other assets and liabilities. The undiscounted cash flows exceeded their carrying value for each asset group level. The Company also reassessed the amortization method and remaining amortization period for the assets, and determined that no changes to the amortization period or method were necessary.

6. Debt:

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At December 31, 2008, $55.7 million was outstanding with an interest rate of 2.2%. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarter period then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarter period by its consolidated interest expense and cash paid on taxes during each such consecutive four quarter period. The Company was in compliance with both of these ratios as well as all other bank covenants as of December 31, 2008.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Commitments and Contingencies:

Operating Lease Commitments

The Company leases certain equipment and office space under noncancelable agreements which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases (excluding recognition of sublease income) at December 31, 2008 were as follows:

Year ending December 31,
2009	$14,948,000
2010	10,295,000
2011	6,449,000
2012	4,803,000
2013	3,971,000
Thereafter	22,265,000

$62,731,000

Lionbridge recorded total rental expense of $16.8 million, $15.6 million and $13.5 million in 2008, 2007 and 2006, respectively.

Guarantor Arrangements

When as part of an acquisition the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. In September 2005, the Company acquired all of the stock of Bowne Global Solutions (“BGS”). Since those dates, the Company has not received any claims for events that occurred prior to such acquisition. The Company believes that there are no such liabilities outside the ordinary course of business related to the acquisition of BGS. Accordingly, the Company has no liabilities recorded for these guarantees as of December 31, 2008. Moreover, pursuant to the terms of the acquisition agreement with BGS, BGS is obligated to indemnify the Company for tax liabilities incurred prior to the September 1, 2005 acquisition date. This indemnification obligation continues in perpetuity with respect to tax liabilities arising prior to the acquisition date.

Under the terms of the Company’s existing Credit Agreement dated as of December 21, 2006, with HSBC Bank USA, National Association and the other banks and financial institutions named therein, the Company has guaranteed the obligations of certain of its subsidiaries that are borrowers under the terms of the Credit Agreement. The maximum potential amount of future payments the Company could be required to make for such obligations is equal to the maximum amount of borrowings under the Credit Agreement at such time.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon Lionbridge’s historical experience, contractual limitations of liability applicable to such indemnities, and information known as of December 31, 2008, the Company believes its liability on the above guarantees and indemnities at December 31, 2008 is immaterial.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 2009, an agreement-in-principle to settle the litigation in its entirety was reached, which agreement will be subject to negotiation, filing with the District Court of definitive settlement documents, and final approval by the District Court. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

8.    Stockholders’ Equity and Stock-Based Compensation:

Stock Repurchase

In September 2007, Lionbridge announced that its Board of Directors authorized the repurchase up to $12.0 million of shares of the Company’s outstanding common stock. As of December 31, 2007, the Company acquired 3,159,095 shares of its common stock for $10.2 million at a volume weighted average price of $3.24 per share. In February 2008, the Company’s Board of Directors authorized an incremental repurchase program of up to $12.0 million of the Company’s common stock according to working capital requirements and management discretion. In connection with this incremental repurchase program, during 2008 the Company acquired 1,490,568 shares of its common stock for $4.3 million at a volume weighted average price of $2.92 per share. As of December 31, 2008, under the combined programs the Company has purchased 4,649,663 shares of its common stock at a volume weighted average price of $3.14 per share and total cost of $14.6 million.

Stock Option Plans

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The maximum number of shares of common stock available for issuance under the 2005 Plan is 4,000,000 shares. At December 31, 2008, there were 486,726 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period.

Lionbridge’s 1998 Stock Option Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. At December 31, 2008 there were no options available for future grant under the 1998 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the 1998 Plan. Under the terms of the 1998 Plan, the

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2008:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2007	6,230,814	$5.75
Granted	365,000	$2.94
Exercised	(238,616)	$1.58		$285
Canceled (forfeited and expired)	(639,772)	$6.62

Outstanding as of December 31, 2008	5,717,426	$5.65	3.6	$3
Exercisable as of December 31, 2008	4,046,877	$5.74	3.9	$1

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $1.25 as of December 31, 2008, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of in-the-money options outstanding as of December 31, 2008 was 8,125. The total number of in-the-money options exercisable as of December 31, 2008 was 3,125.

The weighted average grant date fair value of options, as determined under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), granted during the years ended December 31, 2008, 2007 and 2006 was $1.53, $3.82 and $2.85 per share respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $285,000, $658,000 and $2.1 million, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2008, 2007 and 2006 was approximately $377,000, $359,000 and $1.3 million, respectively. The total fair value of shares vested during the year ended December 31, 2008, 2007 and 2006 was $6.5 million, $7.2 million and $7.2 million, respectively. Total compensation expense related to stock options was $2.1 million, $4.0 million and $3.5 million for the years ended December 31, 2008, 2007 and 2006, respectively,

As of December 31, 2008, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $2.2 million and will be recognized over an estimated weighted average period of approximately 2.0 years.

The Company settles employee stock option exercises with newly issued shares of common stock.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Assumptions for Stock Options

For the years ended December 31, 2008, 2007 and 2006, 365,000, 1,251,000 and 1,337,500 stock options were granted, respectively. For the year ended December 31, 2006 8,206 shares were purchased under the employee stock purchase plan. The fair value of each option (excluding market-based awards discussed below) was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	1.52 to 2.53%	3.53 to 4.73%	4.36 to 5.02%
Expected volatility	66.2 to 67.7%	51.4 to 62.1%	49.7 to 50.8%
Expected life (years)	4.0 to 4.2	3.8 to 4.1	3.3 to 3.6
Dividend yield	0%	0%	0%

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

Restricted Stock Awards

Lionbridge issued 1,148,440 and 716,100 shares of restricted common stock and restricted stock units with a fair market value of $3.3 million and $3.7 million in 2008 and 2007, respectively. Restrictions on disposition lapse over four years from the date of grant on each anniversary date.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Total compensation expense related to all restricted stock awards was $3.3 million, $3.2 million and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2008, 2007 and 2006 was $2.83, $5.20 and $6.74 per share respectively. The total fair value of restricted stock awards vested during the year ended December 31, 2008, 2007 and 2006 was $1.4 million, $1.5 million and $1.4 million, respectively.

The following table summarizes non-vested restricted stock awards activity for the year ended December 31, 2008:

	Non-vested Number of Restricted Share Awards	Grant Date Fair Value
Non-vested balance at December 31, 2007	1,453,147	$5.11
Granted at fair market value	1,148,440	$2.83
Vested	(481,779)	$6.09
Forfeited	(129,938)	$4.90

Non-vested balance at December 31, 2008	1,989,870	$3.57

Lionbridge currently expects to amortize $4,330,000 of unamortized compensation in connection with restricted stock awards outstanding as of December 31, 2008 over an estimated weighted average period of approximately 2.4 years.

9. Income	Taxes:

The components of the provision (benefit) for income taxes are as follows for the years ended December 31:

	2008	2007	2006
Current:
Federal	$153,000	$67,000	$722,000
State	210,000	113,000	131,000
Foreign	4,386,000	4,130,000	6,022,000

Total current provision	$4,749,000	$4,310,000	$6,875,000
Deferred:
Foreign	$(4,628,000)	$205,000	$(1,525,000)
Domestic	(1,118,000)	476,000	527,000

Total deferred provision (benefit)	$(5,746,000)	$681,000	$(998,000)

Total provision (benefit) for income taxes	$(997,000)	$4,991,000	$5,877,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the income (loss) before income taxes were as follows for the years ended December 31:

	2008	2007	2006
United States	$(118,086,000)	$(9,723,000)	$(28,083,000)
Foreign	(2,216,000)	10,502,000	29,058,000

Income (loss) before income taxes	$(120,302,000)	$779,000	$975,000

The provision (benefit) for income taxes was at rates different from the U.S. federal statutory income tax rate for the following reasons for the years ended December 31:

	2008	2007	2006
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes	0.7%	(333.0)%	(99.2)%
Foreign sourced income	—	—	188.9%
Foreign rate differential	2.1%	(4.2)%	(303.0)%
Foreign taxes	—	10.7%	22.5%
Valuation allowance	(4.2)%	45.1%	605.9%
Unrealized foreign exchange gains	(0.8)%	8.6%	(128.1)%
Stock-based compensation	(1.5)%	60.5%	55.3%
Permanent differences	1.0%	671.3%	84.4%
Goodwill	(28.3)%	61.1%	54.0%
Tax revenue and other	(2.2)%	86.6%	88.1%

Effective tax rate	0.8%	640.7%	602.8%

The consolidated deferred tax assets (liabilities) of the Company were as follows at December 31:

	2008	2007
U.S. net operating loss carryforwards	$45,566,000	$44,804,000
Foreign net operating loss carryforwards	22,563,000	27,817,000
Difference in accounting for amortization and depreciation	(2,436,000)	(3,001,000)
Goodwill amortization	6,859,000	(1,110,000)
Reserves and accruals	3,094,000	1,450,000
Tax credits carryforwards	2,164,000	1,554,000
Stock-based compensation	4,284,000	4,253,000
Deferred revenue	1,202,000	2,757,000
Other	3,806,000	361,000
Valuation allowance	(87,839,000)	(86,389,000)

Net deferred tax liability	$(737,000)	$(7,504,000)

A deferred tax liability of $1.1 million was recorded as of December 31, 2007 which related to tax deductible goodwill from the BGS acquisition. The related goodwill was fully impaired in 2008 and resulted in a charge of $120.6 million for financial reporting purposes. As a result, the deferred tax liability was reversed and a $5.6 million deferred tax asset was recorded for the remaining tax deductible goodwill from the BGS acquisition as of December 31, 2008.

The balance of the deferred tax liability at December 31, 2007 relates to the differences between the assigned values and tax bases of acquired intangibles, excluding goodwill, from the BGS acquisition. The deferred tax liability at December 31, 2008 relates entirely to differences between the assigned values and tax bases of acquired intangibles, excluding goodwill, from the BGS acquisition.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefit from the utilization of certain net operating loss carryforwards in Europe during the years ended December 31, 2008 and 2007 was recorded as a reduction of goodwill of $127,000 and $878,000, respectively, rather than a tax benefit, since the deferred tax assets associated with these carryforwards had not been recognized at the time of the acquisition of BGS on September 1, 2005.

Lionbridge’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered Lionbridge’s history of losses and concluded that, with the exception of certain foreign tax jurisdictions, it is more-likely-than-not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been established against those tax assets resulting in an increase to the valuation allowance of $8.4 million in 2008. Management has determined that the likelihood of realizing the deferred tax assets of certain tax jurisdictions is more likely than not and, accordingly, has recorded a deferred tax asset of $1.5 million as of December 31, 2008. Management reevaluates the positive and negative evidence periodically.

At December 31, 2008, Lionbridge had net operating loss carryforwards for U.S. federal income tax purposes of $112.3 million that may be used to offset future taxable income, which begin to expire in 2017. Of this amount, $12.6 million relates to deductions from the exercise of stock options of which approximately $5.0 million is tracked separately and not included in the Company’s deferred tax asset (in accordance with SFAS No. 123R). The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. The Company has federal research and development tax credits which may be used to offset future income tax of $148,000, which begin to expire in 2019. The Company has federal foreign tax credits which may be used to offset future income tax of $523,000, which begin to expire in 2010. Additionally, Lionbridge has non-U.S. net operating loss carryforwards of $78.8 million which begin to expire in 2009. Effective January 1, 2009, with the adoption of SFAS 141R, any pre-acquisition net operating losses for which a full valuation allowance has been recorded will reduce income tax expense when realized.

At December 31, 2008, unrepatriated earnings of non-U.S. subsidiaries totaled $83.5 million. No provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits.

Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

On January 1, 2007, Lionbridge adopted FASB Interpretation No. 48 (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination.

At the adoption date the Company had gross unrecognized tax affected benefits of approximately $1.4 million, exclusive of certain pre-acquisition indemnification items. As a result of adopting FIN 48, the Company recognized a charge of approximately $185,000 to the January 1, 2007 retained earnings balance for accrued taxes, interest and penalties related to the unrecognized tax benefits, which if incurred, would be recognized as a component of income tax expense.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of BGS, Bowne agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. The Company determined that its gross unrecognized tax affected benefits related to the acquisition of BGS and subject to indemnification were approximately $4.0 million, which included interest and penalties. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related FIN 48 liability as of January 1, 2007 for these amounts. As of December 31, 2008, the unrecognized tax benefits related to the acquisition of BGS and subject to indemnification were approximately $2.8 million, exclusive of $798,000 for estimated interest and penalties.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Total	Lionbridge	Indemnification
Balance at January 1, 2007	$3,912,000	$1,354,000	$2,558,000
Additions based on tax positions related to the current year	1,286,000	1,028,000	258,000
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(158,000)	(158,000)	—
Settlements	—	—	—
Reductions due to lapse of applicable statute of limitations	(156,000)	(156,000)	—

Balance at December 31, 2007	$4,884,000	$2,068,000	$2,816,000
Additions based on tax positions related to the current year	945,000	945,000	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	(63,000)	—	(63,000)
Reductions due to lapse of applicable statute of limitations	(154,000)	(154,000)	—

Balance at December 31, 2008	$5,612,000	$2,859,000	$2,753,000

As of December 31, 2008, the total amount of unrecognized tax benefits was $5.6 million. Of this total, $2.9 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Lionbridge accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. The total amount of accrued interest and penalties related to the Company’s unrecognized tax benefits was $1,5 million and $1.2 million as of December 31, 2008 and 2007, respectively. The Company does not reasonably estimate that its unrecognized tax benefit will change significantly within the next twelve months. The Company or one of its subsidiaries files income tax returns in the U.S. and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for years after 1996. The tax years which remain subject to examination by major foreign tax jurisdictions including the UK, Sweden, Ireland, Norway, Finland, India, China, Spain, Germany, Poland, the Netherlands and France as of December 31, 2008 include years 1998 through 2008.

10.    Merger, Restructuring and Other Charges:

Due to the deterioration in worldwide economic conditions during 2008, Lionbridge implemented cost reduction actions to improve its operating cost structure, reduce overhead and better position itself competitively. In 2008, Lionbridge recorded $1.0 million of restructuring and other charges. The $1.0 million included $684,000 for workforce reductions in Europe consisting of twenty-six technical staff and four administrative staff

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $323,000 recorded for vacated facilities, recorded pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), and related literature. Of these charges, $927,000 related to the Company’s Global Language and Content (“GLC”) segment, $55,000 related to the Interpretation segment and $25,000 related to the Global Development and Testing (“GDT”) segment. Of the $2.4 million of cash payments related to restructuring in 2008, $2.2 million, $168,000 and $45,000 related to the GLC, GDT and Interpretation segments, respectively.

Lionbridge recorded $4.0 million of restructuring and other charges in the year ended December 31, 2007. The $4.0 million included $2.1 million for workforce reductions in Europe, Asia, South America and the U.S. consisting of forty-six technical and twenty administrative staff, $639,000 recorded for vacated facilities and $164,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, all recorded pursuant to the guidance in SFAS No. 146, and related literature, $768,000 for the impairment of long-lived assets in connection with vacated facilities and $328,000 of other charges, principally expenses related to integrating financial systems used by the acquired BGS sites to a common general ledger financial system. Of these charges, $3.6 million related to the Company’s GLC segment, $92,000 related to the GDT segment and $328,000 related to Corporate and Other. Of the $2.9 million of cash payments related to restructuring in 2007, $2.5 million and $402,000 related to the GLC and GDT segments, respectively.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the merger and restructuring reserve activity (excluding the $768,000 long-lived asset impairments in 2007 and the $328,000 and $1.8 million of other charges related to the integration of BGS recorded in 2007 and 2006, respectively) for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Balance, beginning of the year	$2,365,000	$2,388,000	$4,210,000
Employee severance:
Merger and restructuring charges recorded (1)	684,000	2,120,000	2,011,000
Liabilities assumed and recorded on business combinations (2)	—	—	2,716,000
Cash payments related to liabilities assumed and recorded on business combinations	—	(3,000)	(3,407,000)
Cash payments related to liabilities recorded on exit or disposal activities	(1,353,000)	(1,382,000)	(2,014,000)

	(669,000)	735,000	(694,000)

Vacated facility/lease termination:
Merger and restructuring charges recorded (1)	323,000	639,000	421,000
Liabilities assumed and recorded on business combinations (2)	—	—	256,000
Revisions of estimated liabilities	(53,000)	164,000	—
Cash payments related to liabilities assumed and recorded on business combinations	(671,000)	(571,000)	(1,222,000)
Cash payments related to liabilities recorded on exit or disposal activities	(362,000)	(990,000)	(583,000)

	(763,000)	(758,000)	(1,128,000)

Balance, end of the year	$933,000	$2,365,000	$2,388,000

(1)	Charges recorded pursuant to the guidance in SFAS No. 146, and related literature
(2)	Liabilities assumed and recorded pursuant to the guidance in Emerging Issues Task Force Abstract 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination” (“EITF 95-3”), and related literature

At December 31, 2008, the consolidated balance sheet includes accruals totaling $933,000 primarily related to employee terminations costs and vacated facilities. Lionbridge currently anticipates that $811,000 of this will be fully utilized in 2009. The remaining $122,000 relates to lease obligations on unused facilities expiring through 2010 and is included in long-term liabilities.

11.    Fair Value Measurements

On January 1, 2008, Lionbridge adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for the Company’s financial assets and liabilities. The adoption of SFAS No. 157 did not materially impact Lionbridge’s financial position, results of operations or liquidity. In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), Lionbridge elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on Lionbridge’s financial position, results of operations or liquidity. Lionbridge did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed on a recurring basis as of December 31, 2008.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge does not have any financial assets or liabilities as of December 31, 2008 designated as Level 1.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities are an interest rate swap and foreign exchange forward contracts whose fair value we determine using pricing models predicated upon observable market inputs. Lionbridge did not have any foreign exchange forward contracts outstanding at December 31, 2008.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge does not have any financial assets and liabilities as of December 31, 2008 designated as Level 3.

The following table sets forth the financial assets and liabilities as of December 31, 2008 that Lionbridge measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Level 1	Level 2	Level 3	Balance as of December 31, 2008
Liabilities:
Interest rate swap	$—	$684,000	$—	$684,000

12.    Employee Benefit Plans:

Lionbridge maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees may participate in the 401(k) plan subject to certain eligibility requirements. Under the 401(k) plan, a participant may contribute a maximum of 50% of his or her pre-tax salary, commissions and bonuses through payroll deductions (up to the statutorily prescribed annual limit, or $15,500 in 2008) to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the Board of Directors, Lionbridge may make discretionary profit-sharing contributions into the 401(k) plan for all eligible employees. For the years ended December 31, 2008, 2007 and 2006, discretionary contributions totaled $761,000, $743,000, and $668,000, respectively. In addition, as of December 31, 2008, the Company maintained defined benefit pension plans for employees in The Netherlands, China and Norway, a defined contribution plan for employees in France, Ireland, the United Kingdom, Canada,

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Slovakia, Belgium, Denmark, Finland, Sweden and India, and benefit retirement plans in Japan and Korea resulting in contributions charged to operations of $5.6 million, $5.4 million and $5.5 million in 2008, 2007 and 2006, respectively. In total, Lionbridge’s consolidated results of operations include employee benefit contribution charges of $6.4 million, $6.2 million and $6.2 million for the years ended December 31, 2008, 2007 and 2006.

The Company has not provided the disclosures required under SFAS No. 87, “Employers’ Accounting for Pensions”, for the defined benefit pension plans as the amounts involved are immaterial to the years presented.

13.    Operating Segments and Geographical Information:

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

Lionbridge has determined its operating segments based on the service performed. While the Company allocates revenue and costs according to these operating segments to the best of its ability, in some cases, customers may select Lionbridge to provide multiple services that span the Company’s operating segments. During 2007 a large client expanded an existing program with the Company. While this program had historically been managed by the Company’s GLC segment due to the nature of the work the Company had previously performed for this client, in 2008 the Company determined the nature of this new, expanded program with the client more accurately reflects the nature of work performed in its GDT segment and moved the management of the program to its GDT segment. As a result, the Company has reclassified $6.6 million and $1.0 million of revenue and net income, respectively, for the year ended December 31, 2007, and $5.9 million and $807,000 of revenue and net income, respectively, for the year ended December 31, 2006, associated with this client program from its GLC segment into its GDT segment.

The Company’s internal reporting does not include the allocation of certain expenses to the operating segments but instead includes those other expenses in unallocated other expense. Unallocated expenses consist of depreciation and amortization, interest expense and income tax. Other unallocated items primarily include

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents information about the reported net income (loss) of the Company for the years ended December 31, 2008, 2007 and 2006. The Company has reclassified prior year data due to the changes made in its reportable segments. Asset information, other than goodwill, by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
2008
External revenue	$338,831,000	$95,492,000	$27,109,000	$—	$461,432,000
Cost of revenue (exclusive of depreciation and amortization)	234,508,000	59,541,000	20,088,000	—	314,137,000
Depreciation and amortization	3,389,000	710,000	166,000	8,917,000	13,182,000
Goodwill impairment	120,587,000	—	—	—	120,587,000
Other operating expenses	78,503,000	14,239,000	3,376,000	—	96,118,000

Segment contribution	(98,156,000)	21,002,000	3,479,000	(8,917,000)	(82,592,000)
Interest expense and other unallocated items	—	—	—	(37,710,000)	(37,710,000)

Income (loss) before income taxes	(98,156,000)	21,002,000	3,479,000	(46,627,000)	(120,302,000)
Benefit from income taxes	—	—	—	997,000	997,000

Net income (loss)	(98,156,000)	21,002,000	3,479,000	(45,630,000)	(119,305,000)

2007
External revenue	$347,485,000	$80,427,000	$24,082,000	$—	$451,994,000
Cost of revenue (exclusive of depreciation and amortization)	231,857,000	51,654,000	18,548,000	—	302,059,000
Depreciation and amortization	3,462,000	744,000	264,000	9,169,000	13,639,000
Other operating expenses	71,905,000	14,371,000	2,219,000	—	88,495,000

Segment contribution	40,261,000	13,658,000	3,051,000	(9,169,000)	47,801,000
Interest expense and other unallocated items	—	—	—	(47,022,000)	(47,022,000)

Income (loss) before income taxes	40,261,000	13,658,000	3,051,000	(56,191,000)	779,000
Provision for income taxes	—	—	—	(4,991,000)	(4,991,000)

Net income (loss)	40,261,000	13,658,000	3,051,000	(61,182,000)	(4,212,000)

2006
External revenue	$329,352,000	$66,550,000	$22,982,000	$—	$418,884,000
Cost of revenue (exclusive of depreciation and amortization)	217,122,000	42,557,000	18,135,000	—	277,814,000
Depreciation and amortization	3,927,000	815,000	307,000	9,183,000	14,232,000
Other operating expenses	67,251,000	12,121,000	2,027,000	—	81,399,000

Segment contribution	41,052,000	11,057,000	2,513,000	(9,183,000)	45,439,000
Interest expense and other unallocated items	—	—	—	(44,464,000)	(44,464,000)

Income (loss) before income taxes	41,052,000	11,057,000	2,513,000	(53,647,000)	975,000
Provision for income taxes	—	—	—	(5,877,000)	(5,877,000)

Net income (loss)	41,052,000	11,057,000	2,513,000	(59,524,000)	(4,902,000)

In 2008, 2007 and 2006, Microsoft accounted for 20%, 21% and 22% of total revenue, respectively. No other client individually accounted for more than 10% of revenue in 2008, 2007 or 2006. Revenue from Microsoft is included in the revenue of both the GLC and GDT segments.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of Lionbridge’s revenue and long-lived assets by geographical region is as follows:

	Year Ended December 31,
	2008	2007	2006
Revenue:
United States	$115,234,000	$127,511,000	$119,612,000
Ireland	107,773,000	102,189,000	102,602,000
India	56,417,000	49,973,000	34,019,000
Japan	31,738,000	24,134,000	24,088,000
Finland	30,179,000	27,604,000	25,191,000
Spain	26,127,000	31,284,000	31,476,000
Germany	25,770,000	26,495,000	25,540,000
Poland	17,622,000	11,775,000	6,549,000
United Kingdom	15,900,000	19,532,000	16,756,000
China	15,649,000	13,154,000	12,885,000
France	15,622,000	21,637,000	30,675,000
Canada	14,084,000	10,362,000	9,788,000
Norway	11,326,000	11,867,000	11,342,000
Sweden	10,570,000	10,476,000	10,080,000
The Netherlands	10,200,000	10,788,000	7,973,000
Denmark	8,095,000	7,387,000	7,959,000
Belgium	7,526,000	8,104,000	6,706,000
Slovakia	6,192,000	5,913,000	6,013,000
Korea	5,304,000	6,690,000	9,098,000
Italy	5,233,000	5,997,000	5,026,000
Other	12,824,000	14,207,000	16,174,000
Eliminations	(87,953,000)	(95,085,000)	(100,668,000)

	$461,432,000	$451,994,000	$418,884,000

Foreign revenue is presented based on the country in which projects are managed.

	December 31,
	2008	2007	2006
Long-lived assets:
United States	$7,866,000	$5,775,000	$3,740,000
Ireland	3,733,000	3,437,000	2,577,000
India	3,015,000	2,041,000	1,210,000
Germany	1,356,000	1,380,000	1,244,000
Japan	1,098,000	757,000	894,000
China	923,000	885,000	608,000
Poland	697,000	1,052,000	503,000
Finland	456,000	548,000	330,000
United Kingdom	411,000	601,000	606,000
Spain	397,000	537,000	592,000
France	392,000	582,000	265,000
Singapore	202,000	299,000	111,000
Denmark	165,000	202,000	225,000
Belgium	18,000	2,589,000	2,445,000
Other	1,108,000	1,381,000	1,454,000

	$21,837,000	$22,066,000	$16,804,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2008	2007	2006
Interest paid	$3,650,000	$5,400,000	$8,290,000

Income taxes paid, net	$6,085,000	$7,342,000	$5,573,000

15.    Valuation and Qualifying Accounts:

The following table sets forth activity in Lionbridge’s accounts receivable reserve:

Year Ended:	Balance at Beginning of Year	Charges to Operations	(Deductions)/ Recoveries	Balance at End of Year
December 31, 2006	726,000	—	2,000	728,000
December 31, 2007	728,000	54,000	(93,000)	689,000
December 31, 2008	689,000	180,000	(184,000)	685,000

The following table sets forth activity in Lionbridge’s deferred tax asset valuation allowance:

Year Ended:	Balance at Beginning of Year	Additions	(Deductions)	Balance at End of Year
December 31, 2006	$65,717,000	$11,819,000	$(3,736,000)	$73,800,000
December 31, 2007	73,800,000	13,333,000	(744,000)	86,389,000
December 31, 2008	86,389,000	8,413,000	(6,963,000)	87,839,000

16.    Net Income (Loss) per Share:

Options, unvested restricted stock and warrants outstanding to purchase 7,543,000, 7,257,000 and 6,952,000 shares of common stock for the years ended December 31, 2008, 2007 and 2006, respectively, were not included in the calculations of diluted net income (loss) per share, as their effect would be anti-dilutive.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 13, 2009

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

Name	Title	Date

/s/ RORY J. COWAN Rory J. Cowan	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 13, 2009

/s/ DONALD M. MUIR Donald M. Muir	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

/s/ GUY L. DE CHAZAL Guy L. de Chazal	Director	March 13, 2009

/s/ CLAUDE P. SHEER Claude P. Sheer	Director	March 13, 2009

/s/ PAUL KAVANAGH Paul Kavanagh	Director	March 13, 2009

/s/ EDWARD A. BLECHSCHMIDT Edward A. Blechschmidt	Director	March 13, 2009

/s/ JEFFREY H. GOODMAN Jeffrey H. Goodman	Director	March 13, 2009

/s/ STEVEN R. FISHER Steven R. Fisher	Director	March 13, 2009

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2008

Exhibit No.	Exhibit

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Amended and Restated By-laws of Lionbridge Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-26933) filed on October 30, 2008, and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	1998 Stock Plan, as amended and restated (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2004, and incorporated herein by reference).

10.2**	Form of Restricted Stock Agreement under the 1998 Stock Plan (filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2003, and incorporated herein by reference).

10.3**	Lionbridge 2005 Incentive Stock Plan, as amended and restated (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.4**	Form of Restricted Stock Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.5**	Form of Incentive Stock Option Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.6**	Form of Non-Qualified Stock Option Agreement For Officers and Employees under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.7**	Lionbridge Deferred Compensation Plan for Independent Directors (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.8**	Form of Restricted Stock Unit Agreement for Independent Directors (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.9**	Form of Non-Qualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.10	Lease dated as of October 1, 2005 between and Randal J. Stewart and Anne J. Stewart dba Palm Court Properties and VeriTest Inc. (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2005, and incorporated herein by reference).

10.11	Lease dated as of July 28, 2005 between and OP&F Stevenson Corporation and Lionbridge US, Inc. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2005, and incorporated herein by reference).

Exhibit No.	Exhibit

10.12	Lease agreement dated as of March 14, 2005 between Lionbridge Technologies Private Limited and Mr. S.K. Dharmalingam (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2005, and incorporated herein by reference).

10.13	Sublease dated as of January 5, 2006 between SlaterLabs S.A. and Lionbridge España, S.L. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2006 and incorporated herein by reference).

10.14	Sublease dated as of June 30, 2006 between and 24/7Real Media Inc. and Lionbridge Global Solutions II, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2006, and incorporated herein by reference).

10.15	Lease dated as of June 1, 2006 between Shanghai WASETA International Trading Co., Ltd. and Lionbridge Beijing Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2006, and incorporated herein by reference).

10.16	Lease dated as of July 7, 2006 between Britphil & Co. (US) Ltd. and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.17	Lease dated as of July 10, 2006 between Abaco Urbanizacao E Empreendimentos Limitada and Lionbridge Participações, Ltda. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.18	Lease dated as of July 11, 2006, between Taifun Real sp. zo.o and Lionbridge Poland sp. zo.o. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.19	Third Amendment to Lease dated October 31, 2006, between 492 OCP LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.26 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2006, and incorporated herein by reference).

10.20	Lease dated December 15, 2006, Clichy Victor Hugo and Lionbridge France SAS (filed as Exhibit 10.29 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2006, and incorporated herein by reference).

10.21	Lease dated as of March 14, 2007, between TCAM Core Property Fund Operating LP and Lionbridge US, Inc. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2007, and incorporated herein by reference).

10.22	Lease amendment dated as of May 1, 2007, between Société Civile Immobilière Core Sophia and Lionbridge Technologies SARL (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.23	Lease amendment dated as of June 4, 2007, between IEF Vastgoad Pluto B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.24	Lease dated as of August 8, 2007, between Beijing Oriental Plaza Co., Ltd. And Beijing Lionbridge Global Solutions Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended September 30, 2007, and incorporated herein by reference).

10.25	Agreement dated October 12, 2007 between Orrick Investments Pte Ltd. and Lionbridge Singapore Pte Ltd. (filed as Exhibit 10.32 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit

10.26	First Amendment to the Lease Agreement dated as of June 5, 2008 between iAnywhere Solutions, Inc. and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference.)

10.27	Fifth Amendment to Office Lease dated as of July 3, 2008 between BCCC Property LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference).

10.28	Seventh Amendment to the Lease Agreement dated as of July 10, 2008 between Sterling Realty Organization Co. and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference).

10.29	Lease dated as of March 6, 2008 between Dominion Corporate Trustees Limited and Lionbridge UK Limited (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2008, and incorporated herein by reference).

10.30*	Lease Agreement dated as of December 23, 2008 between Horizon West Property Management, Inc. and Lionbridge US, Inc.

10.31**	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.32**	Non-competition Agreement between the Lionbridge Technologies, Inc. and Satish Maripuri dated March 1, 2004, (filed as Exhibit 10.66 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2004, and incorporated herein by reference).

10.33**	Non-competition Agreement between the Lionbridge Technologies, Inc. and Henri Broekmate dated March 24, 2004, (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2004, and incorporated herein by reference).

10.34**	Form of Restricted Stock Unit Agreement under the Lionbridge 1998 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2004, and incorporated herein by reference).

10.35**	Form of Restricted Stock Unit Award Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2006, and incorporated herein by reference).

10.36**	Rory Cowan Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.37**	Rory Cowan Performance-Based Stock Option Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.38**	Employment and Business Protection Agreement, effective as of September 17, 2007, between Donald M. Muir and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on September 11, 2007, and incorporated herein by reference).

10.39**	Amended and Restated Lionbridge Change of Control Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on November 5, 2008, and incorporated herein by reference).

Exhibit No.	Exhibit

10.40**	Amended and Restated Change of Control Agreement between Lionbridge and Executive Officers (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 5, 2008, and incorporated herein by reference).

10.41**	Independent Director Compensation Plan, Amended and Restated as of April 4, 2008 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on April 7, 2008, and incorporated herein by reference).

10.42*	Amended and Restated Employment Agreement dated October 31, 2008 between Rory J. Cowan and Lionbridge Technologies, Inc.

10.43	Credit Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.44	Pledge Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.45	Security Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.46	Form of Revolving Note under the Credit Agreement dated as of December 21, 2006, (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.47	Form of Swingline Note under the Credit Agreement dated as of December 21, 2006, (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.48	Amendment and Joinder Agreement dated as of January 22, 2007, among Lionbridge Technologies, Inc., HSBC Bank USA, NA and the parties named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.49	Charge on Shares of Lionbridge International (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.50	Charge on Shares of Lionbridge International Finance Limited (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.51	Notes issued by Lionbridge International Finance Limited to the Lenders under the Credit Agreement (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

14	Lionbridge Technologies, Inc. Code of Conduct (filed as Exhibit 14 to the Form 10-K (File No. 000-26933) for the period ending December 31, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).