Form 10-Q
period 2009-03-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2009-05-08
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2009 was 57,386,036.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,917	$37,978
Accounts receivable, net of allowance of $685 at March 31, 2009 and December 31, 2008	54,438	67,184
Work in process	18,858	17,893
Other current assets	9,749	9,615

Total current assets	102,962	132,670
Property and equipment, net	13,196	14,077
Goodwill	9,675	9,675
Other intangible assets, net	18,620	20,000
Other assets	8,049	7,760

Total assets	$152,502	$184,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$20	$22
Accounts payable	18,483	20,218
Accrued compensation and benefits	16,307	20,122
Accrued outsourcing	8,448	9,252
Accrued merger and restructuring	1,127	811
Income taxes payable	2,498	3,434
Accrued expenses and other current liabilities	8,369	11,371
Deferred revenue	7,585	10,277

Total current liabilities	62,837	75,507

Long-term debt, less current portion	41,700	55,700
Deferred income taxes, long-term	771	737
Other long-term liabilities	13,088	12,568
Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 57,407,036 and 57,214,003 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	574	572
Additional paid-in capital	256,350	255,126
Accumulated deficit	(236,482)	(231,406)
Accumulated other comprehensive income	13,664	15,378

Total stockholders’ equity	34,106	39,670

Total liabilities and stockholders’ equity	$152,502	$184,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenue	$88,403	$117,048
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	61,173	80,875
Sales and marketing	7,693	8,817
General and administrative	18,803	23,175
Research and development	1,185	1,112
Depreciation and amortization	1,141	1,139
Amortization of acquisition-related intangible assets	1,380	2,113
Merger, restructuring and other charges	993	206

Total operating expenses	92,368	117,437

Loss from operations	(3,965)	(389)
Interest expense:
Interest on outstanding debt	537	1,122
Amortization of deferred financing costs and discount on debt	44	44
Interest income	59	147
Other expense, net	5	2,411

Loss before income taxes	(4,492)	(3,819)
Provision for income taxes	584	616

Net loss	$(5,076)	$(4,435)

Net loss per share of common stock:
Basic and diluted	$(0.09)	$(0.08)
Weighted average number of common shares outstanding:
Basic and diluted	55,857	56,147

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,076)	$(4,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,123	1,603
Amortization of deferred financing charges	44	44
Depreciation and amortization	1,141	1,139
Amortization of acquisition-related intangible assets	1,380	2,113
Deferred income taxes	—	117
Net realized and unrealized foreign currency gains on forward contracts	—	(3,386)
Other	26	16
Changes in operating assets and liabilities:
Accounts receivable	10,229	10,400
Work in process	(1,426)	(6,384)
Other current assets	(639)	(3,090)
Other assets	(607)	468
Accounts payable	(293)	1,235
Income tax payable	(901)	(1,184)
Accrued compensation and benefits	(2,146)	(2,808)
Accrued outsourcing	(396)	855
Accrued merger and restructuring	198	(539)
Accrued expenses and other liabilities	(2,581)	1,394
Deferred revenue	(2,397)	(4,501)

Net cash used in operating activities	(2,321)	(6,943)

Cash flows from investing activities:
Purchases of property and equipment	(736)	(2,646)
Net proceeds from foreign currency forward contracts	—	3,720

Net cash provided by (used in) investing activities	(736)	1,074

Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	7,400
Payments of short-term debt	—	(7,400)
Payments of long-term debt	(14,000)	(32)
Proceeds from issuance of common stock under stock option plans	—	12
Shares repurchased	—	(2,329)
Payments of capital lease obligations	(45)	(51)

Net cash used in financing activities	(14,045)	(2,400)

Net decrease in cash and cash equivalents	(17,102)	(8,269)
Effects of exchange rate changes on cash and cash equivalents	(959)	2,055
Cash and cash equivalents at beginning of period	37,978	32,248

Cash and cash equivalents at end of period	$19,917	$26,034

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, all of a normal nature, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with U.S. generally accepted accounting principles. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. On May 1, 2009, the stockholders of the Company approved an amendment to the 2005 Plan increasing the maximum number of shares of common stock available for issuance under the 2005 Plan by 4,500,000 shares to 8,500,000 shares. At March 31, 2009, there were 196,697 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight-line basis over the option vesting period.

Lionbridge’s 1998 Stock Option Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. At March 31, 2009 there were no options available for future grant under the 1998 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the 1998 Plan. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Restricted Stock Awards

Lionbridge issued 280,125 and 3,592 shares of restricted common stock and restricted stock units under the Company’s 2005 Incentive Plan and the 1998 Stock Plan, respectively, in the three-month period ended March 31, 2009 with a fair market value of $475,000. Of the total 283,717 shares of restricted common stock and restricted stock units issued in the three-month period ended March 31, 2009, 280,125 have restrictions on disposition which lapse over four years from the date of grant on each anniversary date and 3,592 have restrictions on disposition which lapse over thirteen months from the date of grant.

Stock-based Compensation

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to the guidance of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $1.1 million and $1.6 million for the three-month periods ended March 31, 2009 and 2008, respectively, classified in the statement of operations line items as follows:

	Three Months Ended March 31,
	2009	2008
Cost of revenue	$23,000	$36,000
Sales and marketing	172,000	230,000
General and administrative	893,000	1,299,000
Research and development	35,000	38,000

Total stock-based compensation expense	$1,123,000	$1,603,000

As of March 31, 2009, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.9 million and will be recognized over an estimated weighted average period of approximately 1.9 years. Lionbridge currently expects to amortize $4.1 million of unamortized compensation in connection with restricted stock awards outstanding as of March 31, 2009 over an estimated weighted average period of approximately 2.4 years.

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

4. DEBT

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At March 31, 2009, $41.7 million was outstanding with an interest rate of 2.0%. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid or payable and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of March 31, 2009.

5. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net loss, the net change in the funded status of defined benefit postretirement plans, unrealized losses on a cash flow hedge and the net change in foreign currency translation adjustment. Total comprehensive loss was $6.5 million for the three-month period ended March 31, 2009 and total comprehensive income was $3.4 million for the three-month period ended March 31, 2008.

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

Shares used in calculating basic and diluted earnings per share for the three-month periods ended March 31, 2009 and 2008, respectively, are as follows:

	Three Months Ended March 31,
	2009	2008
Weighted average number of shares of common stock outstanding—basic	55,857,000	56,147,000
Dilutive common stock equivalents relating to options, restricted stock and warrants	—	—

Weighted average number of shares of common stock outstanding—diluted	55,857,000	56,147,000

Options, unvested restricted stock and warrants to purchase 7,491,000 and 8,330,000 shares of common stock for the three-month periods ended March 31, 2009 and 2008, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

7. MERGER, RESTRUCTURING AND OTHER CHARGES

Due to the deterioration in worldwide economic conditions during 2008, Lionbridge implemented cost reduction actions to improve its operating cost structure, reduce overhead and better position itself competitively. During the three-month period ended March 31, 2009 Lionbridge recorded $993,000 of restructuring and other charges. The $993,000 of restructuring and other charges recorded in the three-month period ended March 31, 2009 included $854,000 for workforce reductions in Europe, the United States and Asia consisting of seventy-four technical staff, ten administrative staff and ten sales staff and $139,000 recorded for vacated facilities, recorded pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), and related literature. Of these charges, $690,000 related to the Company’s Global Language and Content (“GLC”) segment, $259,000 related to the Global Development and Testing (“GDT”) segment, $32,000 related to Corporate and Other and $12,000 related to the Interpretation segment. The Company made $644,000 of cash payments in the three-month period ended March 31, 2009, with $428,000, $193,000, $12,000 and $11,000 related to the GLC, GDT, Interpretation and Corporate and Other segments, respectively. The Company expects that the cost reduction actions implemented during 2008 and the first quarter of 2009 will have a positive impact on future operating results.

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

The following table summarizes the accrual activity for the three months ended March 31, 2009 and 2008, respectively, by initiative:

	2009	2008
Beginning balance, January 1	$933,000	$2,365,000
Employee severance:
Merger and restructuring charges recorded (1)	854,000	53,000
Cash payments related to liabilities assumed and recorded on business combinations	—	—
Cash payments related to liabilities recorded on exit or disposal activities	(475,000)	(350,000)

	379,000	(297,000)

	2009	2008
Vacated facility/Lease termination:
Merger and restructuring charges recorded (1)	139,000	125,000
Cash payments related to liabilities assumed and recorded on business combinations	(85,000)	(208,000)
Cash payments related to liabilities recorded on exit or disposal activities	(84,000)	(81,000)

	(30,000)	(164,000)

Ending balance, March 31	$1,282,000	$1,904,000

(1)	Charges recorded pursuant to the guidance in SFAS No. 146 and related literature.

At March 31, 2009, the Company’s consolidated balance sheet includes accruals totaling $1.3 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.2 million of these will be fully utilized within twelve months. The remaining $80,000 relates to lease obligations on unused facilities expiring through 2011 and is included in long-term liabilities.

8. INCOME TAXES

On January 1, 2007, Lionbridge adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), and recognized a $185,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings. The balance of unrecognized tax benefits at March 31, 2009, not including interest and penalties, was $3.3 million, of which $3.3 million would affect earnings if recognized. Lionbridge also recognizes interest accrued related to unrecognized tax benefits in tax expense. Penalties, if incurred, would also be recognized as a component of tax expense. At March 31, 2009, Lionbridge had approximately $824,000 of interest and penalties accrued related to unrecognized tax benefits of which $824,000 would affect earnings if recognized.

In addition to the above, in connection with the Company’s 2005 acquisition of Bowne Global Solutions (“BGS”), Bowne & Co., Inc. (“Bowne”) agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. The Company determined that its gross unrecognized tax affected benefits related to the acquisition of BGS and subject to indemnification were approximately $4.0 million. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related FIN 48 liability as of January 1, 2007 for this amount. At March 31, 2009 the gross unrecognized tax affected benefits are $2.8 million and related accrued interest and penalties are $817,000. The net increase in the liability during the three months ended March 31, 2009 was as follows:

	Total	Lionbridge	Indemnification
Balance at January 1, 2009	$5,612,000	$2,859,000	$2,753,000
Additions based on tax positions related to the current year	407,000	407,000	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Reductions due to lapse of applicable statute of limitations	—	—	—

Balance at March 31, 2009	$6,019,000	$3,266,000	$2,753,000

The components of the provision for income taxes are as follows for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Current:
Federal	$—	$—
State	52,000	6,000
Foreign	729,000	493,000

Total current provision	$781,000	$499,000
Deferred:
Federal	$—	$117,000
Foreign	(197,000)	—

Total deferred provision (benefit)	$(197,000)	$117,000

Total provision for income taxes	$584,000	$616,000

The tax provision for the three-month period ended March 31, 2009 consists primarily of taxes on income in foreign jurisdictions, a deferred tax benefit of $197,000 related to the recognition of deferred tax assets in certain foreign jurisdictions and taxes, interest and penalties recorded was in relation to the Company’s uncertain tax positions. The Company reasonably anticipates that the unrecognized tax benefit relative to FIN 48 will not change significantly within the next twelve months. The tax provision for the three-month period ended March 31, 2008 consists primarily of taxes on income in foreign jurisdictions and deferred taxes related to tax deductible goodwill acquired from the BGS acquisition and taxes, interest and penalties recorded in relation to the Company’s uncertain tax positions.

The tax provisions for the three-month period ended March 31, 2008 included non-cash tax expense that was offset by pre-acquisition foreign net operating loss carryforwards. Effective January 1, 2009, with the adoption of SFAS 141R, the tax benefit of any pre-acquisition net operating loss for which a full valuation allowance was recorded in purchase accounting will reduce income tax expense when realized. The effective rate does not reflect a benefit of U.S. operating loss carryforward amounts due to a full valuation reserve against the U.S. deferred asset.

At March 31, 2009, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits.

Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

The Company conducts business globally and in the normal course of business is subject to examination by local, state and federal jurisdictions in the United States as well as in multiple foreign jurisdictions. Currently, no Internal Revenue Service audits are underway and audits in foreign jurisdictions are in varying stages of completion. Open audit years are dependent upon the tax jurisdiction and range from 1998 to 2008.

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

The table below presents information about the reported net loss of the Company for the three-month periods ended March 31, 2009 and 2008. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
Three Months Ended March 31, 2009
External revenue	$62,667,000	$19,331,000	$6,405,000	$—	$88,403,000
Cost of revenue (exclusive of depreciation and amortization)	43,868,000	12,667,000	4,638,000	—	61,173,000
Depreciation and amortization	721,000	246,000	36,000	1,518,000	2,521,000
Other operating expenses	17,491,000	3,350,000	808,000	—	21,649,000

Segment contribution	587,000	3,068,000	923,000	(1,518,000)	3,060,000
Interest expense and other unallocated items	—	—	—	(7,552,000)	(7,552,000)

Income (loss) before income taxes	587,000	3,068,000	923,000	(9,070,000)	(4,492,000)
Provision for income taxes	—	—	—	(584,000)	(584,000)

Net income (loss)	587,000	3,068,000	923,000	(9,654,000)	(5,076,000)

Three Months Ended March 31, 2008
External revenue	$87,362,000	$22,824,000	$6,862,000	$—	$117,048,000
Cost of revenue (exclusive of depreciation and amortization)	60,947,000	14,563,000	5,365,000	—	80,875,000
Depreciation and amortization	848,000	165,000	43,000	2,196,000	3,252,000
Other operating expenses	20,389,000	4,067,000	732,000	—	25,188,000

Segment contribution	5,178,000	4,029,000	722,000	(2,196,000)	7,733,000
Interest expense and other unallocated items	—	—	—	(11,552,000)	(11,552,000)

Income (loss) before income taxes	5,178,000	4,029,000	722,000	(13,748,000)	(3,819,000)
Provision for income taxes	—	—	—	(616,000)	(616,000)

Net income (loss)	5,178,000	4,029,000	722,000	(14,364,000)	(4,435,000)

10. GOODWILL AND OTHER INTANGIBLE ASSETS

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

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets,” (“SFAS No. 144”) if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset grouping are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of acquired customer relationships (recorded with the acquisition of BGS in September 2005) include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

Other intangible assets arose from the acquisition of BGS and consist of the following, which have been or are being amortized on a straight-line basis over the following estimated useful lives, except for the BGS customer relationships, of which a portion is being amortized using an economic consumption method:

Estimated Useful Life
BGS:
Customer relationships	3 to 12 years
Customer contracts	3 to 5 years
Internally developed software	1 to 4 years

The following table summarizes other intangible assets at March 31, 2009 and December 31, 2008, respectively.

	March 31, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$17,007,000	$14,993,000	$32,000,000	$16,148,000	$15,852,000
BGS acquired customer contracts	14,000,000	10,390,000	3,610,000	14,000,000	9,875,000	4,125,000
BGS acquired technology	2,317,000	2,300,000	17,000	2,317,000	2,294,000	23,000

	$48,317,000	$29,697,000	$18,620,000	$48,317,000	$28,317,000	$20,000,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at March 31, 2009 in the fiscal periods as follows:

Year ending December 31,
2009	$4,140,000
2010	4,893,000
2011	2,332,000
2012	1,921,000
2013	1,583,000
Thereafter	3,751,000

$18,620,000

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

In June 2003, Lionbridge elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If the proposed settlement had been approved by the Court, it would have resulted in the dismissal, with prejudice, of all claims in the litigation against Lionbridge and against any other of the issuer defendants who elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. This proposed issuer settlement was conditioned on, among other things, a ruling by the District Court that the claims against Lionbridge and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement.

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

On February 25, 2009, the parties advised the District Court that they have reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. The proposed global settlement remains subject to preliminary and final approval by the District Court. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

12. FAIR VALUE MEASUREMENTS

On January 1, 2008, Lionbridge adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for the Company’s financial assets and liabilities. The adoption of SFAS No. 157 did not materially impact Lionbridge’s financial position, results of operations or liquidity. In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), Lionbridge elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 did not have a material impact on Lionbridge’s financial position, results of operations or liquidity. Lionbridge did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed on a recurring basis as of March 31, 2009.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge does not have any financial assets or liabilities as of March 31, 2009 designated as Level 1.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities are an interest rate swap and foreign exchange forward contracts whose fair value we determine using pricing models predicated upon observable market inputs. Lionbridge did not have any foreign exchange forward contracts outstanding at March 31, 2009.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge does not have any financial assets and liabilities as of March 31, 2009 designated as Level 3.

The following tables set forth the financial assets and liabilities as of March 31, 2009 and December 31, 2008 that Lionbridge measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Level 1	Level 2	Level 3	Balance as of March 31, 2009
Liabilities:
Interest rate swap	$—	$679,000	$—	$679,000

	Level 1	Level 2	Level 3	Balance as of December 31, 2008
Liabilities:
Interest rate swap	$—	$684,000	$—	$684,000

13. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R did not have an impact on the Company’s financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on our financial position, results of operations or liquidity.

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), which require disclosure in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by SFAS No. 107. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The Company is currently evaluating the future impact FSP FAS 107-1 and APB 28-1 will have on its financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which clarifies the interaction of the factors that should be considered when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability (or similar assets or liabilities). If there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. The Company is currently evaluating the future impact FSP 157-4 will have on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 13, 2009 (SEC File No. 000-26933) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The forward-looking statements in this Form 10-Q are made as of the date of this filing only, and Lionbridge does not undertake to update or supplement these statements due to changes in circumstances or otherwise.

Introduction

Lionbridge is a leading provider of globalization, development and testing services that enable clients to develop, release, manage and maintain their enterprise content and technology applications globally. The Company reports financial performance in the following three segments: Global Language and Content (“GLC”), Global Development and Testing (“GDT”) and Interpretation.

Lionbridge GLC solutions enable the globalization and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Globalization is the process of adapting content and products to meet the language and cultural requirements of users throughout the world. Lionbridge GLC solutions are based on the Company’s internet technology platform and global service delivery model which make the translation process more efficient for Lionbridge clients and translators. As part of its GLC solutions, Lionbridge also develops eLearning content and technical documentation.

Through its GDT solutions, Lionbridge develops, re-engineers and optimizes IT applications and performs testing to ensure the quality, interoperability, usability and performance of clients’ software, consumer technology products, web sites, and content. Lionbridge’s testing services, which are offered under the VeriTest brand, also include product certification and competitive analysis. Lionbridge has deep domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model.

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

For the three-month period ended March 31, 2009, Lionbridge’s loss from operations was $4.0 million, with a net loss of $5.1 million. For the year ended December 31, 2008, the Company’s loss from operations was $114.2 million (which included a goodwill impairment charge of $120.6 million) with a net loss of $119.3 million. As of March 31, 2009, the Company had an accumulated deficit of $236.5 million.

The Company expects that the deterioration in worldwide economic conditions that began to emerge during the second half of 2008 and intensified during the first quarter of 2009 will continue throughout 2009. These conditions have adversely affected the Company’s overall financial performance during the first quarter of 2009 and will likely continue to affect the Company’s performance in 2009 if customers continue to reduce demand for the Company’s service offerings and delay or postpone projects. Given the concentration of revenue among relatively few customers in the GLC segment, the Company expects that the impact of reduced customer demand will be experienced most significantly within the GLC segment. The Company’s GDT and Interpretation segments employ a cost structure that can be adjusted more quickly to respond to changes in customer demand for services within those segments. As the Company expects continued instability in worldwide economic conditions to continue during the remainder of 2009, and that these conditions will influence customer demand for the Company’s services, the Company has undertaken a number of cost-cutting and restructuring activities to adjust its cost structure more quickly to respond to the variable demand for the Company’s services.

Certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro, as a large portion of its cost of revenue and general and administrative expenses are payable in Euros, while the majority of its revenues are recorded in U.S. Dollars. During the quarter ended March 31, 2009, the value of the U.S. Dollar relative to the Euro strengthened by 12% from the same period of the prior year. The impact of this significant strengthening in the value of the U.S. Dollar relative to the Euro is reflected in the Company’s financial results for the three-month period ended March 31, 2009 when compared to the corresponding period of 2008. While the strengthening in the U.S. Dollar has contributed to decreased revenue for the quarter ended March 31, 2009, particularly in the GLC segment, the Company’s operating income and net income were positively impacted due to lower costs related to Euro-denominated payment obligations to third party outsourcers, lease obligations and compensation when compared to the corresponding period of 2008. The lower costs associated with the strengthening of the U.S. Dollar during the quarter ended March 31, 2009 as compared to the corresponding period in 2008 more than offset the currency related decline in revenue during the period.

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

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets,” (“SFAS No. 144”) if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset grouping are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of acquired customer relationships (recorded with the acquisition of BGS in September 2005) include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

Merger, Restructuring and Other Charges

Due to the deterioration in worldwide economic conditions during 2008, Lionbridge implemented cost reduction actions to improve its operating cost structure, reduce overhead and better position itself competitively. During the three-month period ended March 31, 2009 Lionbridge recorded $993,000 of restructuring and other charges. The $993,000 of restructuring and other charges recorded in the three-month period ended March 31, 2009 included $854,000 for workforce reductions in Europe, the United States and Asia consisting of seventy-four technical staff, ten administrative staff and ten sales staff and $139,000 recorded for vacated facilities, recorded pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), and related literature. Of these charges, $690,000 related to the Company’s Global Language and Content (“GLC”) segment, $259,000 related to the Global Development and Testing (“GDT”) segment, $32,000 related to Corporate and Other and $12,000 related to the Interpretation segment. The Company made $644,000 of cash payments in the three-month period ended March 31, 2009, with $428,000, $193,000, $12,000 and $11,000 related to the GLC, GDT, Interpretation and Corporate and Other segments, respectively. The Company expects that the cost reduction actions implemented during 2008 and the first quarter of 2009 will have a positive impact on future operating results. For the full year 2009 the Company expects restructuring charges of $5-10 million.

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. On May 1, 2009, the stockholders of the Company approved an amendment to the 2005 Plan increasing the maximum number of shares of common stock available for issuance under the 2005 Plan by 4,500,000 shares to 8,500,000 shares. At March 31, 2009, there were 196,697 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight-line basis over the option vesting period.

Lionbridge’s 1998 Stock Option Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. At March 31, 2009 there were no options available for future grant under the 1998 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the 1998 Plan. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Restricted Stock Awards

Lionbridge issued 280,125 and 3,592 shares of restricted common stock and restricted stock units under the Company’s 2005 Incentive Plan and the 1998 Stock Plan, respectively, in the three-month period ended March 31, 2009 with a fair market value of $475,000. Of the total 283,717 shares of restricted common stock and restricted stock units issued in the three-month period ended March 31, 2009, 280,125 have restrictions on disposition which lapse over four years from the date of grant on each anniversary date and 3,592 have restrictions on disposition which lapse over thirteen months from the date of grant.

Stock-based Compensation

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to the guidance of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $1.1 million and $1.6 million for the three-month periods ended March 31, 2009 and 2008, respectively, classified in the statement of operations line items as follows:

	Three Months Ended March 31,
	2009	2008
Cost of revenue	$23,000	$36,000
Sales and marketing	172,000	230,000
General and administrative	893,000	1,299,000
Research and development	35,000	38,000

Total stock-based compensation expense	$1,123,000	$1,603,000

As of March 31, 2009, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.9 million and will be recognized over an estimated weighted average period of approximately 1.9 years. Lionbridge currently expects to amortize $4.1 million of unamortized compensation in connection with restricted stock awards outstanding as of March 31, 2009 over an estimated weighted average period of approximately 2.4 years.

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended March 31,
	2009	2008
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	69.2	69.1
Sales and marketing	8.7	7.5
General and administrative	21.3	19.8
Research and development	1.3	0.9
Depreciation and amortization	1.3	1.0
Amortization of acquisition-related intangible assets	1.6	1.8
Merger, restructuring and other charges	1.1	0.2

Total operating expenses	104.5	100.3

Loss from operations	(4.5)	(0.3)
Interest expense:
Interest in outstanding debt	0.6	1.0
Amortization of deferred financing costs	—	—
Interest income	0.1	0.1
Other expense, net	—	2.1

Loss before income taxes	(5.0)	(3.3)
Provision for income taxes	0.7	0.5

Net loss	(5.7)%	(3.8)%

Revenue. The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009		2008
GLC	$62,667,000	71%	$87,362,000	75%
GDT	19,331,000	22%	22,824,000	19%
Interpretation	6,405,000	7%	6,862,000	6%

Total revenue	$88,403,000	100%	$117,048,000	100%

Revenue for the quarter ended March 31, 2009 was $88.4 million, a decrease of $28.6 million, or 24.5%, from $117.0 million for the quarter ended March 31, 2008. Revenue decline during the first quarter of 2009 in each of the GLC, GDT and Interpretation segments was $24.7 million, $3.5 million and $457,000, respectively, as compared to the quarter ended March 31, 2008. The Company’s decline in revenue was primarily driven by decreased demand as a result of the recessionary global economic environment and as a result of the strengthened U.S. Dollar. The Company’s revenue decreased approximately $22.8 million as a result of the global economic slowdown and approximately $5.8 million due to the strengthening of the U.S. dollar against most foreign currencies. Lionbridge conducts a large portion of its business in international markets. Approximately 45% of its revenue for the quarter ended March 31, 2009 is denominated in foreign currencies. The principal foreign currency applicable to Lionbridge’s business is the Euro. Approximately 32% of revenue was denominated in Euro for the quarter ended March 31, 2009, and a majority of this revenue is concentrated in the GLC business. During the quarter ended March 31, 2009, the U.S. dollar strengthened significantly against most foreign currencies, in particular the Euro. A fluctuation in foreign currency exchange rates primarily affects the GLC business.

Revenue from the Company’s GLC business for the quarter ended March 31, 2009 decreased $24.7 million, or 28.3%, to $62.7 million from $87.4 million for the quarter ended March 31, 2008. As compared to the quarter ended March 31, 2008, revenues decreased approximately $19.4 million due to the global economic slowdown resulting in decreased demand for the Company’s services, particularly from existing customers and approximately $5.3 million due to the strengthening in the U.S. Dollar’s exchange rates, in particular against the Euro.

Revenue from the Company’s GDT business was $19.3 million for the quarter ended March 31, 2009, a decrease of $3.5 million, or 15.3%, from $22.8 million for the quarter ended March 31, 2008. The period-over-period decrease in GDT revenue was primarily due to decreased revenue from large programs from existing customers. Revenue in the GDT business is not materially impacted by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation business for the quarter ended March 31, 2009 was $6.4 million, a decrease of $457,000, or 6.7% from $6.9 million for the quarter ended March 31, 2008. The period-over-period decrease in Interpretation revenue was primarily due to decreased revenue from smaller limited term engagements for existing customers, partially offset by increased volume from a large existing program for an existing customer.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client engagements. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31, 2009	% Change Q1 08 to Q1 09	Three Months Ended March 31, 2008
GLC:
Cost of revenue	$43,868,000	(28.0)%	$60,947,000
Percentage of revenue	70.0%		69.8%

GDT:
Cost of revenue	12,667,000	(13.0)%	14,563,000
Percentage of revenue	65.5%		63.8%

Interpretation:
Cost of revenue	4,638,000	(13.6)%	5,365,000
Percentage of revenue	72.4%		78.2%

Total cost of revenue	$61,173,000		$80,875,000

Percentage of revenue	69.2%		69.1%

For the quarter ended March 31, 2009, as a percentage of revenue, cost of revenue increased slightly to 69.2% as compared to 69.1% for the three months ended March 31, 2008. The increase was primarily the result of a decrease in revenue due to the economic slowdown partially offset by cost saving initiatives implemented in 2008, continued benefits realized from the deployment and use of Lionbridge’s language management technology platform and from the strengthening of the U.S. Dollar against most foreign currencies, particularly the Euro.

Each segment provides distinctive services with different gross margins. For the quarter ended March 31, 2009, GLC, GDT and Interpretation accounted for approximately 70.9%, 21.9% and 7.2% of the total revenue. For the quarter ended March 31, 2008, GLC, GDT and Interpretation accounted for approximately 74.6%, 19.5% and 5.9% of the total revenue.

For the quarter ended March 31, 2009, cost of revenue decreased $19.7 million, or 24.4%, to $61.2 million as compared to $80.9 million for the corresponding period of the prior year. The decrease was primarily associated with the $28.6 million decrease in revenue as compared to the corresponding period of the prior year. The decrease also includes approximately $6.8 million due to the strengthened U.S. Dollar against most foreign currencies, particularly the Euro.

For the quarter ended March 31, 2009, cost of revenue as a percentage of revenue in the Company’s GLC business increased slightly to 70.0% as compared to 69.8% for the corresponding period of the prior year. Cost of revenue decreased $17.1 million to $43.9 million compared to $60.9 million for the same quarter of the prior year. The decrease in cost is primarily associated with the $24.7 million decrease in revenue as compared to corresponding period of the prior year. The decrease also includes approximately $5.8 million due to the strengthened U.S. Dollar against most foreign currencies, particularly the Euro.

Cost of revenue as a percentage of revenue in the Company’s GDT business increased to 65.5% for the quarter ended March 31, 2009 as compared to 63.8% for the quarter ended March 31, 2008. The increase was primarily due to work mix variance in services from an existing customer, partially offset by the strengthening of the U.S. Dollar against the Indian Rupee and the Euro in the quarter ended March 31, 2009 as compared to the same period of the prior year. For the quarter ended March 31, 2009, GDT cost of revenue decreased $1.9 million, or 13.0%, to $12.7 million as compared to $14.6 million for the corresponding quarter of the prior year. This decrease was primarily associated with the $3.5 million decrease in revenue period-over-period. The decrease also includes approximately $761,000 due to the strengthening of the U.S. Dollar against foreign currencies as noted above.

Cost of revenue as a percentage of revenue in the Company’s Interpretation business decreased to 72.4% for the quarter ended March 31, 2009 as compared to 78.2% for the quarter ended March 31, 2008. This decrease is primarily due to reductions in negotiated rates with interpreters and an effort to recruit local interpreters which has resulted in lower travel costs as compared to the corresponding quarter of the prior year. The Company’s Interpretation business is not materially impacted by foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation/CRM system expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008
Total sales and marketing expenses	$7,693,000	$8,817,000
Decrease from prior year	1,124,000
Percentage of revenue	8.7%	7.5%

Sales and marketing expenses decreased $1.1 million, or 12.7%, to $7.7 million for the quarter ended March 31, 2009 as compared to $8.8 million for the quarter ended March 31, 2008. As a percentage of revenue, sales and marketing expenses increased to 8.7% as compared to 7.5% for the quarter ended March 31, 2008. This increase is primarily associated with the $28.6 million decrease in revenue as compared to the corresponding period of the prior year. Approximately $617,000 of the decrease in sales and marketing expenses for the quarter ended March 31, 2009, as compared to the quarter ended March 31, 2008, is due to the strengthening of the U.S. Dollar against foreign currencies.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008
Total general and administrative expenses	$18,803,000	$23,175,000
Decrease from prior year	4,372,000
Percentage of revenue	21.3%	19.8%

General and administrative expenses decreased $4.4 million, or 18.9%, to $18.8 million for the quarter ended March 31, 2009 as compared to $23.2 million for the quarter ended March 31, 2008. The majority of this decrease is the result of cost saving initiatives implemented during 2008 and in the first quarter of 2009, primarily employee compensation and benefits, and lower stock-based compensation expense. In addition, approximately $1.7 million of the decrease is attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro and Indian Rupee. Approximately 58.0% of general and administrative expenses are denominated in non-U.S. Dollars, primarily the Euro and Indian Rupee, and of that amount a majority of these expenses relate to rent and compensation expense in the quarter ended March 31, 2009, as compared to the quarter ended March 31, 2008. As a percentage of revenue, general and administrative expenses increased to 21.3% for the quarter ended March 31, 2009, as compared to 19.8%, for the same period of the prior year. This increase is primarily associated with the $28.6 million decrease in revenue as compared to the corresponding period of the prior year.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008
Total research and development expense	$1,185,000	$1,112,000
Increase from prior year	73,000
Percentage of revenue	1.3%	0.9%

Research and development expense increased to $1.2 million for the quarter ended March 31, 2009 as compared to $1.1 million for the corresponding period of the prior year. The increase is attributable principally to the Company’s continued development of its language management technologies, including Logoport™ and Freeway™. This increase was partially offset by the strengthening of the U.S. Dollar against foreign currencies as approximately 83.0% of research and development expenses are denominated in non-U.S. Dollars, primarily the Euro.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008
Total depreciation and amortization expense	$1,141,000	$1,139,000
Increase from prior year	2,000
Percentage of revenue	1.3%	1.0%

Depreciation and amortization remained consistent at $1.1 million for the quarter ended March 31, 2009 as compared to same period for the prior year.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months ended March 31, 2009 and 2008 of $1.4 million and $2.1 million, respectively relates solely to the amortization of identifiable intangible assets acquired from BGS. The $733,000 decrease of amortization expense in the three-month period ended March 31, 2009 as compared to the corresponding period of the prior year is due to the intangible assets related to BGS acquired customer relationships and contracts which were fully amortized as of December 31, 2008.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the quarter ended March 31, 2009 of $581,000 decreased $585,000 from $1.2 million for the quarter ended March 31, 2008. The decrease reflects the impact of approximately $16.2 million lower average borrowings during the quarter ended March 31, 2009 as compared to the corresponding period of the prior year, coupled with lower interest rates.

Other Expense, Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $5,000 in other expense, net, in the quarter ended March 31, 2009, as compared to $2.4 million in other expense, net, in the corresponding quarter of the prior year. The variations are primarily attributable to the variances among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year. In addition, Lionbridge’s net realized and unrealized foreign currency gains were $3.4 million on forward contracts in the quarter ended March 31, 2008.

Provision for Income Taxes. The following table shows the provision for income taxes expense in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008
Total provision for income taxes	$584,000	$616,000
Decrease from prior year	32,000
Percentage of revenue	0.7%	0.5%

The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions, taxes, interest and penalties associated with uncertain tax positions, and deferred tax liabilities related to the tax deductible goodwill from the BGS acquisition. The tax provision decreased $32,000 to $584,000 for the quarter ended March 31, 2009 from $616,000 in the corresponding quarter of the prior year. These decreases are primarily due to lower foreign profits which are subject to tax by the foreign jurisdictions due to treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model.

Liquidity and Capital Resources

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At March 31, 2009, $41.7 million was outstanding with an interest rate of 2.0%.

The following table shows cash and cash equivalents and working capital at March 31, 2009 and at December 31, 2008:

	March 31, 2009	December 31, 2008
Cash and cash equivalents	$19,917,000	$37,978,000
Working capital	40,125,000	57,163,000

Lionbridge’s working capital decreased $17.0 million to $40.1 million at March 31, 2009, as compared to $57.2 million at December 31, 2008. The decrease was primarily due to a decrease in cash and accounts receivable, offset by increased work in process, accounts payable, accrued expenses and deferred revenue. The decrease in accounts receivable was primarily due to the continuous effort of accelerated billing and collections, as well as a slowdown in revenue in the first quarter of 2009, due to the declining economic environment year-over-year.

As of March 31, 2009, cash and cash equivalents totaled $19.9 million, a decrease of $18.1 million from $38.0 million at December 31, 2008. This decrease was primarily due to cash used in the business of $2.3 million, $14.0 million used to pay down long-term debt, $736,000 used to purchase property and equipment and a $959,000 decrease in cash due to the impact of foreign currency fluctuations.

Accounts receivable and work in process totaled $73.3 million at March 31, 2009, a decrease of $11.8 million as compared to $85.1 million at December 31, 2008. Other current assets increased $134,000 to $9.7 million as compared to $9.6 million at December 31, 2008. Current liabilities totaled $62.8 million at March 31, 2009, a decrease of $12.7 million as compared to $75.5 million at December 31, 2008. These changes were driven by the net impact of accelerated billing and collections, as well as a slowdown in revenue in the first quarter of 2009, due to the declining economic environment year-over-year.

The following table shows the net cash used in operating activities, net cash provided by (used in) investing activities, and net cash used in financing activities for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008
Net cash used in operating activities	$(2,321,000)	$(6,943,000)
Net cash provided by (used in) investing activities	(736,000)	1,074,000
Net cash used in financing activities	(14,045,000)	(2,400,000)

Net cash used in operating activities was $2.3 million for the three months ended March 31, 2009, as compared to $6.9 million for the corresponding period of the prior year. The $2.3 million cash used in operating activities was due to a net loss of $5.1 million (inclusive of $3.7 million in depreciation, amortization, stock-based compensation and other non-cash expenses), an $8.8 million net decrease in accounts receivable and work in process, reflecting improved cash management in the three-month period ended March 31, 2009 as compared to the corresponding period of 2008, a $1.2 million increase in other operating assets, a $6.1 million decrease in accounts payable, accrued expenses and other operating liabilities, and a $2.4 million decrease in deferred revenue.

In the three months ended March 31, 2008, the net cash used in operating activities was $6.9 million. The $6.9 million cash used in operating activities was due to net loss of $4.4 million (inclusive of $1.6 million in depreciation, amortization, stock-based compensation and other non-cash expenses, net of realized and unrealized foreign currency gains on forward contracts of $3.4 million), a $4.0 million net decrease in accounts receivable and work in process, a $2.6 million increase in other operating assets, a $1.0 million decrease in accounts payable, accrued expenses and other operating liabilities, and a $4.5 million decrease in deferred revenue.

Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities increased $1.8 million to $736,000 for the three months ended March 31, 2009, as compared to $1.1 million cash provided by investing activities for the corresponding period of the prior year. The primary investing activity in the three months ended March 31, 2009 was $736,000 for the purchase of property and equipment.

In the three months ended March 31, 2008, the net cash provided by investing activities was $3.7 million of net proceeds from foreign currency forward contracts partially offset by $2.6 million for the purchase of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2009 was $14.0 million, an increase of $11.6 million as compared to $2.4 million net cash used in financing activities for the corresponding period of 2008. Cash used in financing activities consisted of $14.0 million of payments of long-term debt and $45,000 for payments of capital lease obligations.

In the three months ended March 31, 2008, the net cash used in financing activities was $2.4 million. Cash used in financing activities consisted of $7.4 million of payments of short-term debt, $32,000 of payments of long-term debt, $2.3 million of payments for the repurchase of shares, $51,000 for payments of capital lease obligations, $7.4 million of proceeds from the issuance of short-term debt and $12,000 of proceeds from the issuance of common stock under option plans.

Lionbridge anticipates that its present cash and short-term investments position and available financing under its Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future. However, due to deterioration in global economic and market conditions, should the Company require additional funding, the Company’s access to capital markets as a means of funding any anticipated cash needs could be limited. Moreover, due to current economic and market conditions as well as the instability in the U.S. and worldwide credit markets, the Company may not be able to access additional debt financing on the same or substantially similar terms as those in the Credit Agreement. To the extent that capital recoveries or operating results are less than expected, management is committed to pursuing alternative financing arrangements or reducing expenditures as necessary to meet the Company’s cash requirements through 2009. As of March 31, 2009, the Company was in compliance with all debt covenants and expects to remain in compliance for the upcoming year.

Contractual Obligations

As of March 31, 2009, there were no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In January 2007, Lionbridge adopted FIN 48 which resulted in an increase to the Company’s income tax liabilities of approximately $185,000 to $1.5 million from the amount recorded at December 31, 2006. Tax provisions during the three months ended March 31, 2009, primarily related to transfer pricing and accrued interest, have increased these balances by $515,000 to $4.1 million.

Additionally, in connection with the acquisition of BGS, the Company has recorded a FIN 48 tax liability of approximately $4.0 million related to tax liabilities accruing on or prior to the acquisition date of September 1, 2005 that Bowne & Co., Inc. agreed to indemnify. As of March 31, 2009 the FIN 48 tax liability balance is approximately $3.6 million. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related FIN 48 liability for this amount. The timing of settlement of these tax liabilities is uncertain at this time.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R did not have an impact on the Company’s financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB SFAS No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on our financial position, results of operations or liquidity.

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), which require disclosure in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by SFAS No. 107. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The Company is currently evaluating the future impact FSP FAS 107-1 and APB 28-1 will have on its financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which clarifies the interaction of the factors that should be considered when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability (or similar assets or liabilities). If there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. The Company is currently evaluating the future impact FSP 157-4 will have on its financial statements.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of March 31, 2009, $41.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately an $84,000 impact on the Company’s interest expense based on the $41.7 million outstanding at March 31, 2009 with an interest rate of 2.0%. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2008, the notional amount decreased to $15.0 million. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. The fair value of the interest rate derivative was a liability of $679,000 at March 31, 2009. A hypothetical 10% increase or decrease in interest rates would have approximately a $12,000 impact on the derivative’s fair value. The interest rate swap is designated as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and there is no hedge ineffectiveness at March 31, 2009. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits and investments in money market funds that have maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 66% and 65% of its costs and expenses for the three-month periods ended March 31, 2009 and 2008, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 16% and 18% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of March 31, 2009 and December 31, 2008, respectively, while 9% and 8% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of March 31, 2009 and December 31, 2008, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $37.2 million and $27.4 million as of March 31, 2009 and December 31, 2008, respectively. The principal foreign currency applicable to our business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash and cash equivalents, accounts receivable and accounts payable) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have one-month terms and do not qualify for hedge accounting under SFAS No. 133. The Company had no foreign exchange forward contracts outstanding at March 31, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In June 2003, Lionbridge elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If the proposed settlement had been approved by the Court, it would have resulted in the dismissal, with prejudice, of all claims in the litigation against Lionbridge and against any other of the issuer defendants who elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. This proposed issuer settlement was conditioned on, among other things, a ruling by the District Court that the claims against Lionbridge and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement.

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

On February 25, 2009, the parties advised the District Court that they have reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. The proposed global settlement remains subject to preliminary and final approval by the District Court. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

Item 1A.	Risk Factors

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 13, 2009 (SEC File No. 000-26933) (the “2008 Annual Report”) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. There have been no material changes in the Company’s risk factors from those disclosed in its 2008 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2009, the Company withheld 119,967 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2009 – January 31, 2009	67,494	$1.43
February 1, 2009 – February 28, 2009	52,473	$1.42

In addition, upon the termination of employees during the quarter ended March 31, 2009, 24,250 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended March 31, 2009:

Period	Total Number of Shares Forfeited
March 1, 2009 – March 31, 2009	24,250

Item 6.	Exhibits

(a)	Exhibits.

10.1 *	Lease dated as of February 25, 2009, between Bernardo Summit LLC and Lionbridge Technologies, Inc.

10.2	Independent Directors’ Compensation Policy Amended and Restated as of March 10, 2009 (Filed as Exhibit 10.1 to the Current Report on Form 8-K (File Number: 000-26933) on March 13, 2009, and incorporated herein by reference.

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ DONALD M. MUIR
Donald M. Muir Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: May 8, 2009

Exhibit Index

Exhibit Number	Description
10.1 *	Lease dated as of February 25, 2009, between Bernardo Summit LLC and Lionbridge Technologies, Inc.

10.2	Independent Directors’ Compensation Policy Amended and Restated as of March 10, 2009 (Filed as Exhibit 10.1 to the Current Report on Form 8-K (File Number: 000-26933) on March 13, 2009, and incorporated herein by reference.

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.