Form 10-Q
period 2009-06-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2009-08-07
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2009 was 58,088,617.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,998	$37,978
Accounts receivable, net of allowance of $685 at June 30, 2009 and December 31, 2008	54,583	67,184
Work in process	17,683	17,893
Other current assets	8,386	9,615

Total current assets	108,650	132,670
Property and equipment, net	12,883	14,077
Goodwill	9,675	9,675
Other intangible assets, net	17,240	20,000
Other assets	7,995	7,760

Total assets	$156,443	$184,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$—	$22
Accounts payable	20,381	20,218
Accrued compensation and benefits	18,902	20,122
Accrued outsourcing	8,948	9,252
Accrued merger and restructuring	1,653	811
Income taxes payable	2,813	3,434
Accrued expenses and other current liabilities	9,108	11,371
Deferred revenue	7,827	10,277

Total current liabilities	69,632	75,507

Long-term debt, less current portion	36,700	55,700
Deferred income taxes, long-term	793	737
Other long-term liabilities	12,662	12,568
Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 58,258,219 and 57,214,003 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	583	572
Additional paid-in capital	257,019	255,126
Accumulated deficit	(236,730)	(231,406)
Accumulated other comprehensive income	15,784	15,378

Total stockholders’ equity	36,656	39,670

Total liabilities and stockholders’ equity	$156,443	$184,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$98,028	$125,475	$186,431	$242,523
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	65,703	85,921	126,876	166,796
Sales and marketing	7,022	8,903	14,715	17,720
General and administrative	18,442	22,807	37,245	45,982
Research and development	1,096	1,337	2,281	2,449
Depreciation and amortization	1,154	1,272	2,295	2,411
Amortization of acquisition-related intangible assets	1,380	2,113	2,760	4,226
Merger, restructuring and other charges	1,645	221	2,638	427

Total operating expenses	96,442	122,574	188,810	240,011

Income (loss) from operations	1,586	2,901	(2,379)	2,512
Interest expense:
Interest on outstanding debt	465	971	1,002	2,093
Amortization of deferred financing costs and discount on debt	45	45	89	89
Interest income	20	102	79	249
Other expense, net	720	478	725	2,889

Income (loss) before income taxes	376	1,509	(4,116)	(2,310)
Provision for income taxes	624	601	1,208	1,217

Net income (loss)	$(248)	$908	$(5,324)	$(3,527)

Net income (loss) per share of common stock:
Basic	$(0.00)	$0.02	$(0.10)	$(0.06)
Diluted	$(0.00)	$0.02	$(0.10)	$(0.06)
Weighted average number of common shares outstanding:
Basic	56,011	55,915	55,935	56,028
Diluted	56,011	56,486	55,935	56,028

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,324)	$(3,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,083	3,129
Amortization of deferred financing charges	89	89
Depreciation and amortization	2,295	2,411
Amortization of acquisition-related intangible assets	2,760	4,226
Deferred income taxes	(222)	238
Net realized and unrealized foreign currency gains on forward contracts	—	(2,923)
Other	24	81
Changes in operating assets and liabilities:
Accounts receivable	11,995	5,427
Work in process	270	(1,916)
Other current assets	1,238	(50)
Other assets	(345)	872
Accounts payable	922	3,930
Income tax payable	(649)	(2,905)
Accrued compensation and benefits	(782)	(491)
Accrued outsourcing	(245)	439
Accrued merger and restructuring	642	(931)
Accrued expenses and other liabilities	(2,125)	1,101
Deferred revenue	(2,424)	(5,374)

Net cash provided by operating activities	10,202	3,826

Cash flows from investing activities:
Purchases of property and equipment	(1,165)	(4,757)
Proceeds from sale of property and equipment	2	—
Purchase price adjustment for businesses acquired	—	444
Net proceeds from foreign currency forward contracts	—	2,409

Net cash used in investing activities	(1,163)	(1,904)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	3,500	8,900
Payments of short-term debt	(3,500)	(8,900)
Payments of long-term debt	(19,000)	(3,054)
Proceeds from issuance of common stock under stock option plans	—	375
Shares repurchased	—	(4,345)
Payments of capital lease obligations	(88)	(28)

Net cash used in financing activities	(19,088)	(7,052)

Net decrease in cash and cash equivalents	(10,049)	(5,130)
Effects of exchange rate changes on cash and cash equivalents	69	1,686
Cash and cash equivalents at beginning of period	37,978	32,248

Cash and cash equivalents at end of period	$27,998	$28,804

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

The Company has evaluated subsequent events through August 7, 2009, the date of financial statement issuance.

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. On May 1, 2009, the stockholders of the Company approved an amendment to the 2005 Plan increasing the maximum number of shares of common stock available for issuance under the 2005 Plan by 4,500,000 shares to 8,500,000 shares. At June 30, 2009, there were 3,681,204 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight-line basis over the option vesting period.

Lionbridge’s 1998 Stock Option Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. At June 30, 2009 there were no options available for future grant under the 1998 Plan. Options to purchase common stock under the 1998 Plan had been granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 1998 Plan vested over a four-year period: 25% of the option shares vested one year from the date of grant and the remaining option shares vested at the rate of 12.5% each six month period thereafter. Stock options granted under the 1998 Plan generally expire ten years (five years in certain cases) from the date of grant. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Restricted Stock Awards

Lionbridge issued 1,066,375 and 147,022 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2005 Incentive Plan, in the six-month period ended June 30, 2009 with a fair market value of $2.0 million. Of the total 1,213,397 shares of restricted common stock and restricted stock units issued in the six-month period ended June 30, 2009, 1,119,875 have restrictions on disposition which lapse over four years from the date of grant on each anniversary date and 93,522 have restrictions on disposition which lapse over thirteen months from the date of grant.

Stock-based Compensation

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to the guidance of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $960,000 and $1.5 million for the three-month periods ended June 30, 2009 and 2008, respectively, and $2.1 million and $3.1 million for the six-month periods ended June 30, 2009 and 2008, respectively, classified in the statement of operations line items as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$24,000	$18,000	$47,000	$54,000
Sales and marketing	136,000	191,000	309,000	421,000
General and administrative	768,000	1,282,000	1,660,000	2,580,000
Research and development	32,000	35,000	67,000	74,000

Total stock-based compensation expense	$960,000	$1,526,000	$2,083,000	$3,129,000

As of June 30, 2009, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.7 million and will be recognized over an estimated weighted average period of approximately 1.9 years. Lionbridge currently expects to amortize $4.8 million of unamortized compensation in connection with restricted stock awards outstanding as of June 30, 2009 over an estimated weighted average period of approximately 2.6 years.

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

4. DEBT

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At June 30, 2009, $36.7 million was outstanding with an interest rate of 2.1%. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid or payable and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of June 30, 2009.

5. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net loss, the net change in the funded status of defined benefit postretirement plans, unrealized losses on a cash flow hedge and the net change in foreign currency translation adjustment. Total comprehensive income was $1.6 million and $952,000 for the three-month periods ended June 30, 2009 and 2008, respectively. Total comprehensive loss for the six- month period ended June 30, 2009 was $4.9 million and total comprehensive income for the six-month period ended June 30, 2008 was $1.8 million.

6. NET INCOME (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and unvested restricted stock, as determined using the treasury stock method.

Shares used in calculating basic and diluted earnings per share for the three and six-month periods ended June 30, 2009 and 2008, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average number of shares of common stock outstanding—basic	56,011,000	55,915,000	55,935,000	56,028,000
Dilutive common stock equivalents relating to options and restricted stock	—	571,000	—	—

Weighted average number of shares of common stock outstanding—diluted	56,011,000	56,486,000	55,935,000	56,028,000

Options and unvested restricted stock to purchase 7,725,000 and 7,219,000 shares of common stock for the three-month periods ended June 30, 2009 and 2008, respectively, and 7,415,000 and 8,084,000 for the six-month periods ended June 30, 2009 and 2008, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

7. MERGER, RESTRUCTURING AND OTHER CHARGES

Due to the deterioration in worldwide economic conditions during 2008 and early 2009, Lionbridge implemented cost reduction actions to improve its operating cost structure, reduce overhead and better position itself competitively. During the three and six-month periods ended June 30, 2009, Lionbridge recorded $1.6 million and $2.6 million, respectively, of restructuring and other charges. The $2.6 million of restructuring and other charges recorded in the six-month period ended June 30, 2009 included $2.0 million for workforce reductions in Europe, the United States and Asia consisting of one hundred twenty-three technical staff, fifteen administrative staff and fourteen sales staff and $662,000 recorded for vacated facilities, recorded pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), and related literature. Of these charges, $2.3 million related to the Company’s Global Language and Content (“GLC”) segment, $280,000 related to the Global Development and Testing (“GDT”) segment, $32,000 related to Corporate and Other and $12,000 related to the Interpretation segment. The Company made $1.9 million of cash payments in the six-month period ended June 30, 2009, with $1.6 million, $277,000, $12,000 and $11,000 related to the GLC, GDT, Interpretation and Corporate and Other segments, respectively. The Company expects that the cost reduction actions implemented during 2008 and early 2009 will have a positive impact on future operating results.

During the six-month period ended June 30, 2008 Lionbridge recorded $427,000 of restructuring and other charges. The $427,000 of restructuring and other charges recorded in the six-month period ended June 30, 2008 included $278,000 for workforce reductions in Europe consisting of seven technical staff and one administrative staff, $96,000 recorded for vacated facilities, $53,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in SFAS No. 146, and related literature. Of these charges, $357,000 related to the Company’s GLC segment, $45,000 related to the Interpretation segment and $25,000 related to the GDT segment. The Company made $1.2 million of cash payments in the six-month period ended June 30, 2008, $1.1 million, $49,000 and $45,000 related to the GLC, Interpretation and GDT segments, respectively.

The following table summarizes the accrual activity for the six months ended June 30, 2009 and 2008, respectively, by initiative:

	2009	2008
Beginning balance, January 1	$933,000	$2,365,000
Employee severance:
Merger and restructuring charges recorded	1,970,000	278,000
Cash payments related to liabilities recorded on exit or disposal activities	(1,414,000)	(671,000)

	556,000	(393,000)

Vacated facility/Lease termination:
Merger and restructuring charges recorded	662,000	92,000
Revision of estimated liabilities	—	(43,000)
Cash payments related to liabilities assumed and recorded on business combinations	(139,000)	(464,000)
Cash payments related to liabilities recorded on exit or disposal activities	(309,000)	(105,000)

	214,000	(520,000)

Ending balance, June 30	$1,703,000	$1,452,000

At June 30, 2009, the Company’s consolidated balance sheet includes accruals totaling $1.7 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.7 million of these will be fully paid within twelve months.

8. INCOME TAXES

On January 1, 2007, Lionbridge adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), and recognized a $185,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings. The balance of unrecognized tax benefits at June 30, 2009, not including interest and penalties, was $3.0 million, of which $3.0 million would affect earnings if recognized. Lionbridge also recognizes interest accrued related to unrecognized tax benefits in tax expense. Penalties, if incurred, would also be recognized as a component of tax expense. At June 30, 2009, Lionbridge had approximately $761,000 of interest and penalties accrued related to unrecognized tax benefits of which $761,000 would affect earnings if recognized.

In addition to the above, in connection with the Company’s 2005 acquisition of Bowne Global Solutions (“BGS”), Bowne & Co., Inc. (“Bowne”) agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. The Company determined that its gross unrecognized tax affected benefits related to the acquisition of BGS and subject to indemnification were approximately $4.0 million. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related FIN 48 liability as of January 1, 2007 for this amount. At June 30, 2009 the gross unrecognized tax affected benefits are $2.8 million and related accrued interest and penalties are $835,000. The Company reasonably anticipates that the unrecognized tax benefit relative to FIN 48 will not change significantly within the next twelve months.

The net increase in the total liability for unrecognized tax benefits during the six months ended June 30, 2009 was as follows:

	Total	Lionbridge	Indemnification
Balance at January 1, 2009	$5,612,000	$2,859,000	$2,753,000
Additions based on tax positions related to the current year	446,000	446,000	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions related to the current year	—	—	—
Reductions for tax positions of prior years	(205,000)	(205,000)	—
Settlements	—	—	—
Reductions due to lapse of applicable statute of limitations	(91,000)	(91,000)	—

Balance at June 30, 2009	$5,762,000	$3,009,000	$2,753,000

The components of the provision for income taxes are as follows for the three and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current:
Federal	$—	$—	$—	$—
State	52,000	23,000	104,000	29,000
Foreign	597,000	457,000	1,326,000	950,000

Total current provision	649,000	480,000	1,430,000	979,000
Deferred:
Federal	$—	$121,000	$—	$238,000
Foreign	$(25,000)	—	$(222,000)	—

Total provision for income taxes	$624,000	$601,000	$1,208,000	$1,217,000

The tax provision for the three and six-month periods ended June 30, 2009 consists primarily of taxes on income in foreign jurisdictions, a deferred tax benefit of $25,000 and $222,000, respectively, related to the recognition of deferred tax assets in certain foreign jurisdictions and taxes, interest and penalties recorded was in relation to the Company’s uncertain tax positions. Also, during the three and six-month periods ended June 30, 2009, Lionbridge recorded foreign tax expense of $889,000, net of related reserves, as a result of assessments made by local tax authorities, as well as a foreign tax benefit of $246,000 related to a refund received for tax filings in 2003 and 2004 and the release of a reserve for an uncertain tax position due to the lapse of a statute of limitation.

The tax provision for the three and six-month periods ended June 30, 2008 consists primarily of taxes on income in foreign jurisdictions, taxes, interest and penalties recorded in relation to the Company’s uncertain tax positions, and deferred tax provisions of $121,000 and $238,000, respectively, related to tax-deductible goodwill from the BGS acquisition. The effective rate does not reflect a benefit of U.S. operating loss carryforward amounts due to a full valuation allowance against the U.S. deferred asset.

At June 30, 2009, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits.

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

Global Language and Content (“GLC”)—this segment includes solutions that enable the translation, localization and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Lionbridge GLC solutions involve translating, localizing and adapting content and products to meet the language and cultural requirements of users throughout the world. As part of its GLC solutions, Lionbridge also develops eLearning content and technical documentation. Lionbridge GLC solutions are based on the Company’s internet-architected language technology platform and global service delivery model which make the translation and localization processes more efficient for Lionbridge clients and translators.

Global Development and Testing (“GDT”)—this segment includes Lionbridge’s development, engineering and testing services for software, hardware, websites, search engines and content. Specifically, through its GDT solutions, Lionbridge develops, re-engineers and optimizes IT applications and performs testing to ensure the quality, interoperability, usability and performance of clients’ software, search engines, consumer technology products, web sites, and content. Lionbridge’s testing services, which are offered under the VeriTest brand, also include product certification and competitive analysis. Lionbridge has deep domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model.

Interpretation—this segment includes interpretation services for government and business organizations that require experienced linguists to facilitate communication. Lionbridge provides interpretation communication services in more than 360 languages and dialects, including onsite interpretation, over-the-phone interpretation and interpreter testing, training, and assessment services.

The Company’s internal reporting does not include the allocation of certain expenses to the operating segments but instead includes those other expenses in unallocated other expense. Unallocated expenses consist of depreciation and amortization, interest expense and income tax. Other unallocated items primarily include corporate expenses, such as merger and restructuring, foreign exchange gains and losses and governance expenses, as well as finance, information technology, human resources, legal, treasury and marketing expenses. The Company determines whether a cost is charged to a particular business segment or is retained as an unallocated cost based on whether the cost relates to a corporate function or to a direct expense associated with the particular business segment. For example, corporate finance, corporate information technology and corporate human resource expenses are unallocated, whereas operating segment finance, information technology and human resource expenses are charged to the applicable operating segment.

The table below presents information about the reported net loss of the Company for the three and six-month periods ended June 30, 2009 and 2008. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
Three Months Ended June 30, 2009
External revenue	$70,429,000	$21,105,000	$6,494,000	$—	$98,028,000
Cost of revenue (exclusive of depreciation and amortization)	46,941,000	13,924,000	4,838,000	—	65,703,000
Depreciation and amortization	735,000	257,000	36,000	1,506,000	2,534,000
Other operating expenses	17,560,000	2,986,000	557,000	—	21,103,000

Segment contribution	5,193,000	3,938,000	1,063,000	(1,506,000)	8,688,000
Interest expense and other unallocated items	—	—	—	(8,312,000)	(8,312,000)

Income (loss) before income taxes	5,193,000	3,938,000	1,063,000	(9,818,000)	376,000
Provision for income taxes	—	—	—	(624,000)	(624,000)

Net income (loss)	5,193,000	3,938,000	1,063,000	(10,442,000)	(248,000)

Three Months Ended June 30, 2008
External revenue	$93,636,000	$24,485,000	$7,354,000	$—	$125,475,000
Cost of revenue (exclusive of depreciation and amortization)	65,539,000	15,193,000	5,189,000	—	85,921,000
Depreciation and amortization	908,000	198,000	43,000	2,235,000	3,384,000
Other operating expenses	21,204,000	3,764,000	859,000	—	25,827,000

Segment contribution	5,985,000	5,330,000	1,263,000	(2,235,000)	10,343,000
Interest expense and other unallocated items	—	—	—	(8,834,000)	(8,834,000)

Income (loss) before income taxes	5,985,000	5,330,000	1,263,000	(11,069,000)	1,509,000
Provision for income taxes	—	—	—	(601,000)	(601,000)

Net income (loss)	5,985,000	5,330,000	1,263,000	(11,670,000)	908,000

	GLC	GDT	Interpretation	Corporate and Other	Total
Six Months Ended June 30, 2009
External revenue	$133,096,000	$40,436,000	$12,899,000	$—	$186,431,000
Cost of revenue (exclusive of depreciation and amortization)	90,809,000	26,591,000	9,476,000	—	126,876,000
Depreciation and amortization	1,456,000	503,000	72,000	3,024,000	5,055,000
Other operating expenses	35,276,000	6,631,000	1,427,000	—	43,334,000

Segment contribution	5,555,000	6,711,000	1,924,000	(3,024,000)	11,166,000
Interest expense and other unallocated items	—	—	—	(15,282,000)	(15,282,000)

Income (loss) before income taxes	5,555,000	6,711,000	1,924,000	(18,306,000)	(4,116,000)
Provision for income taxes	—	—	—	(1,208,000)	(1,208,000)

Net income (loss)	5,555,000	6,711,000	1,924,000	(19,514,000)	(5,324,000)

Six Months Ended June 30, 2008
External revenue	$180,998,000	$47,309,000	$14,216,000	$—	$242,523,000
Cost of revenue (exclusive of depreciation and amortization)	126,486,000	29,756,000	10,554,000	—	166,796,000
Depreciation and amortization	1,756,000	363,000	86,000	4,431,000	6,636,000
Other operating expenses	42,106,000	7,968,000	1,624,000	—	51,698,000

Segment contribution	10,650,000	9,222,000	1,952,000	(4,431,000)	17,393,000
Interest expense and other unallocated items	—	—	—	(19,703,000)	(19,703,000)

Income (loss) before income taxes	10,650,000	9,222,000	1,952,000	(24,134,000)	(2,310,000)
Provision for income taxes	—	—	—	(1,217,000)	(1,217,000)

Net income (loss)	10,650,000	9,222,000	1,952,000	(25,351,000)	(3,527,000)

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

Other intangible assets arose from the acquisition of BGS and consist of the following, which have been or are being amortized on a straight-line basis over the following estimated useful lives, except for the BGS customer relationships, of which a portion is being amortized using an economic consumption method:

Estimated Useful Life
BGS:
Customer relationships	3 to 12 years
Customer contracts	3 to 5 years
Internally developed software	1 to 4 years

The following table summarizes other intangible assets at June 30, 2009 and December 31, 2008, respectively.

	June 30, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$17,866,000	$14,134,000	$32,000,000	$16,148,000	$15,852,000
BGS acquired customer contracts	14,000,000	10,906,000	3,094,000	14,000,000	9,875,000	4,125,000
BGS acquired technology	2,317,000	2,305,000	12,000	2,317,000	2,294,000	23,000

	$48,317,000	$31,077,000	$17,240,000	$48,317,000	$28,317,000	$20,000,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at June 30, 2009 in the fiscal periods as follows:

Year ending December 31,
2009	$2,760,000
2010	4,893,000
2011	2,332,000
2012	1,921,000
2013	1,583,000
Thereafter	3,751,000

$17,240,000

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

On February 25, 2009, the parties advised the District Court that they have reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement, directed that notice be provided to the class, and scheduled a settlement fairness hearing, at which members of the class may object to the proposed settlement, for September 10, 2009. The proposed global settlement remains subject to final approval by the District Court. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

12. FAIR VALUE MEASUREMENTS

Financial instruments are carried in the consolidated financial statements at amounts that approximate fair values at June 30, 2009 and December 31, 2008. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. The Company recognizes all derivative financial instruments in our consolidated financial statements at fair value in accordance with FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS No. 133”). The Company records changes in the fair value of derivative instruments in earnings unless deferred hedge accounting criteria is met. For derivative instruments designated as fair value hedges, the Company records the changes in fair value of both the derivative instrument and the hedged item in earnings except for derivative instruments designated as cash flow hedges for which the company records the effective portions of changes in fair value in other comprehensive income.

On January 1, 2008, Lionbridge adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for the Company’s financial assets and liabilities. The adoption of SFAS No. 157 did not materially impact Lionbridge’s financial position, results of operations or liquidity. In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), Lionbridge elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 did not have a material impact on Lionbridge’s financial position, results of operations or liquidity. Lionbridge did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed on a recurring basis as of June 30, 2009.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge’s level 1 assets are money market accounts. Lionbridge does not have any financial liabilities as of June 30, 2009 designated as Level 1.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities are an interest rate swap and foreign exchange forward contracts whose fair value we determine using pricing models predicated upon observable market inputs. Lionbridge did not have any foreign exchange forward contracts outstanding at June 30, 2009.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge does not have any financial assets and liabilities as of June 30, 2009 designated as Level 3.

The following tables set forth the financial assets and liabilities as of June 30, 2009 and December 31, 2008 that Lionbridge measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Level 1	Level 2	Level 3	Balance as of June 30, 2009
Assets:
Money market accounts	$7,019,000	$—	$—	$7,019,000
Liabilities:
Interest rate swap	$—	$522,000	$—	$522,000

	Level 1	Level 2	Level 3	Balance as of December 31, 2008
Liabilities:
Interest rate swap	$—	$684,000	$—	$684,000

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial position, results of operations or liquidity.

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), which require disclosure in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by SFAS No. 107. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly“ (“FSP 157-4”), which clarifies the interaction of the factors that should be considered when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability (or similar assets or liabilities). If there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. The adoption of FSP 157-4 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of FASB SFAS No. 162 (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative U.S. GAAP for SEC registrants. SFAS No. 168 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company does not expect it to have a material impact on its financial statements.

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

For the six-month period ended June 30, 2009, Lionbridge’s loss from operations was $2.4 million, with a net loss of $5.3 million. For the year ended December 31, 2008, the Company’s loss from operations was $114.2 million (which included a goodwill impairment charge of $120.6 million) with a net loss of $119.3 million. As of June 30, 2009, the Company had an accumulated deficit of $236.7 million.

The Company expects that the deterioration in worldwide economic conditions that began to emerge during the second half of 2008 and intensified during the first quarter of 2009 may continue to some extent throughout 2009. These conditions have adversely affected the Company’s overall financial performance during the first six months of 2009 and may continue to affect the Company’s performance in 2009 if customers continue to reduce demand for the Company’s service offerings and delay or postpone projects. Given the concentration of revenue among relatively few customers in the GLC segment, the impact of reduced customer demand was experienced most significantly within the GLC segment during the early part of 2009. All segments of the Company are experiencing and may continue to experience pricing pressures and project delays from customers as part of cost-cutting initiatives of such customers. Due to the continued instability in worldwide economic conditions and the impact of these conditions on customer demand for the Company’s services, the Company has undertaken a number of cost-cutting and restructuring activities to adjust its cost structure and respond to the variable demand for the Company’s services. During the second quarter of 2009, customers in the Company’s GLC segment began to resume engagement of the Company for previously postponed or delayed projects. The Company expects that demand for the Company’s services from these customers may continue to stabilize and possibly strengthen during the remainder of 2009, although it is unclear as to whether, when and to what extent demand will resume to prior years’ levels.

Certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro, as a large portion of its cost of revenue and general and administrative expenses are payable in Euros, while the majority of its revenues are recorded in U.S. Dollars. During the quarter and six months ended June 30, 2009, the value of the U.S. Dollar relative to the Euro strengthened by 14% and 13%, respectively, from the same periods of the prior year. The impact of this significant strengthening in the value of the U.S. Dollar relative to the Euro is reflected in the Company’s financial results for the three and six-month periods ended June 30, 2009 when compared to the corresponding period of 2008. While the strengthening in the U.S. Dollar has contributed to decreased revenue for the quarter and six months ended June 30, 2009, particularly in the GLC segment, the Company’s operating income and net income were positively impacted due to lower costs related to Euro-denominated payment obligations to third party outsourcers, lease obligations and compensation when compared to the corresponding period of 2008. The lower costs associated with the strengthening of the U.S. Dollar during the quarter and six months ended June 30, 2009 as compared to the corresponding periods in 2008 more than offset the currency related decline in revenue during the period.

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

The delivery of Lionbridge’s GLC services involves and is dependent on the translation and development of content by subcontractors and in-house employees. As the time and cost to translate or produce each word of content within a project is relatively uniform, labor input is reflective of the delivery of the contracted service and an appropriate metric for the measurement of proportional performance in delivering such services. The use of a proportional performance assessment of service delivery requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, anticipated increases in employee wages and prices for subcontractor services, and the availability of subcontractor services. When adjustments in estimated project costs are identified, anticipated losses, if any, are recognized in the period in which they are determined.

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

Merger, Restructuring and Other Charges

Due to the deterioration in worldwide economic conditions during 2008 and early 2009, Lionbridge implemented cost reduction actions to improve its operating cost structure, reduce overhead and better position itself competitively. During the three and six-month periods ended June 30, 2009, Lionbridge recorded $1.6 million and $2.6 million, respectively, of restructuring and other charges. The $2.6 million of restructuring and other charges recorded in the six-month period ended June 30, 2009 included $2.0 million for workforce reductions in Europe, the United States and Asia consisting of one hundred twenty-three technical staff, fifteen administrative staff and fourteen sales staff and $662,000 recorded for vacated facilities, recorded pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), and related literature. Of these charges, $2.3 million related to the Company’s Global Language and Content (“GLC”) segment, $280,000 related to the Global Development and Testing (“GDT”) segment, $32,000 related to Corporate and Other and $12,000 related to the Interpretation segment. The Company made $1.9 million of cash payments in the six-month period ended June 30, 2009, with $1.6 million, $277,000, $12,000 and $11,000 related to the GLC, GDT, Interpretation and Corporate and Other segments, respectively. The Company expects that the cost reduction actions implemented during 2008 and early 2009 will have a positive impact on future operating results.

During the six-month period ended June 30, 2008 Lionbridge recorded $427,000 of restructuring and other charges. The $427,000 of restructuring and other charges recorded in the six-month period ended June 30, 2008 included $278,000 for workforce reductions in Europe consisting of seven technical staff and one administrative staff, $96,000 recorded for vacated facilities, $53,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance in SFAS No. 146, and related literature. Of these charges, $357,000 related to the Company’s GLC segment, $45,000 related to the Interpretation segment and $25,000 related to the GDT segment. The Company made $1.2 million of cash payments in the six-month period ended June 30, 2008, $1.1 million, $49,000 and $45,000 related to the GLC, Interpretation and GDT segments, respectively.

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. On May 1, 2009, the stockholders of the Company approved an amendment to the 2005 Plan increasing the maximum number of shares of common stock available for issuance under the 2005 Plan by 4,500,000 shares to 8,500,000 shares. At June 30, 2009, there were 3,681,204 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight-line basis over the option vesting period.

Lionbridge’s 1998 Stock Option Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. At June 30, 2009 there were no options available for future grant under the 1998 Plan. Options to purchase common stock under the 1998 Plan had been granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 1998 Plan vested over a four-year period: 25% of the option shares vested one year from the date of grant and the remaining option shares vested at the rate of 12.5% each six month period thereafter. Stock options granted under the 1998 Plan generally expire ten years (five years in certain cases) from the date of grant. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Restricted Stock Awards

Lionbridge issued 1,066,375 and 147,022 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2005 Incentive Plan, in the six-month period ended June 30, 2009 with a fair market value of $2.0 million. Of the total 1,213,397 shares of restricted common stock and restricted stock units issued in the six-month period ended June 30, 2009, 1,119,875 have restrictions on disposition which lapse over four years from the date of grant on each anniversary date and 93,522 have restrictions on disposition which lapse over thirteen months from the date of grant.

Stock-based Compensation

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to the guidance of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $960,000 and $1.5 million for the three-month periods ended June 30, 2009 and 2008, respectively, and $2.1 million and $3.1 million for the six-month periods ended June 30, 2009 and 2008, respectively, classified in the statement of operations line items as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$24,000	$18,000	$47,000	$54,000
Sales and marketing	136,000	191,000	309,000	421,000
General and administrative	768,000	1,282,000	1,660,000	2,580,000
Research and development	32,000	35,000	67,000	74,000

Total stock-based compensation expense	$960,000	$1,526,000	$2,083,000	$3,129,000

As of June 30, 2009, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.7 million and will be recognized over an estimated weighted average period of approximately 1.9 years. Lionbridge currently expects to amortize $4.8 million of unamortized compensation in connection with restricted stock awards outstanding as of June 30, 2009 over an estimated weighted average period of approximately 2.6 years.

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	67.0	68.4	68.1	68.8
Sales and marketing	7.2	7.1	7.9	7.3
General and administrative	18.8	18.2	20.0	19.0
Research and development	1.1	1.1	1.2	1.0
Depreciation and amortization	1.2	1.0	1.2	1.0
Amortization of acquisition-related intangible assets	1.4	1.7	1.5	1.7
Merger, restructuring and other charges	1.7	0.2	1.4	0.2

Total operating expenses	98.4	97.7	101.3	99.0

Income (loss) from operations	1.6	2.3	(1.3)	1.0
Interest expense:
Interest on outstanding debt	0.5	0.8	0.5	0.9
Amortization of deferred financing costs	—	—	—	—
Interest income	—	0.1	—	0.1
Other expense, net	0.7	0.4	0.4	1.2

Income (loss) before income taxes	0.4	1.2	(2.2)	(1.0)
Provision for income taxes	0.6	0.5	0.7	0.5

Net income (loss)	(0.2)%	0.7%	(2.9)%	(1.5)%

Revenue. The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
GLC	$70,429,000	72%	$93,636,000	75%	$133,096,000	71%	$180,998,000	75%
GDT	21,105,000	22%	24,485,000	20%	40,436,000	22%	47,309,000	20%
Interpretation	6,494,000	6%	7,354,000	5%	12,899,000	7%	14,216,000	5%

Total revenue	$98,028,000	100%	$125,475,000	100%	$186,431,000	100%	$242,523,000	100%

Revenue for the quarter ended June 30, 2009 was $98.0 million, a decrease of $27.4 million, or 21.9%, from $125.5 million for the quarter ended June 30, 2008. Revenue decline during the second quarter of 2009 in each of the GLC, GDT and Interpretation segments was $23.2 million, $3.4 million and $860,000, respectively, as compared to the quarter ended June 30, 2008. The Company’s decline in revenue was primarily driven by decreased demand as a result of the recessionary global economic environment and, in the GLC segment, as a result of the strengthened U.S. Dollar. The Company’s total revenue decreased approximately $20.8 million as a result of the global economic slowdown and approximately $6.6 million due to the strengthening of the U.S. dollar against most foreign currencies. Lionbridge conducts a large portion of its business in international markets. Approximately 46% of its revenue for the quarter ended June 30, 2009 is denominated in foreign currencies. The principal foreign currency applicable to Lionbridge’s business is the Euro. Approximately 32% of revenue was denominated in Euro for the quarter ended June 30, 2009, and a majority of this revenue is concentrated in the GLC segment. During the quarter ended June 30, 2009, the U.S. dollar strengthened significantly against most foreign currencies, in particular the Euro. A fluctuation in foreign currency exchange rates primarily affects the GLC segment. Revenue for the six months ended June 30, 2009 was $186.4 million, a decrease of $56.1 million, or 23.1%, from $242.5 million for the six months ended June 30, 2008. Revenue decline during the six months ended June 30, 2009 in each of the

GLC, GDT and Interpretation segments was $47.9 million, $6.9 million and $1.3 million, respectively, as compared to the six months ended June 30, 2008. As previously noted, the Company’s decline in revenue during the first six months of 2009 as compared to the first six months of 2008 was primarily driven by decreased demand as a result of the recessionary global economic environment and as a result of the strengthened U.S. Dollar. The Company’s revenue decreased approximately $43.7 million as a result of the global economic slowdown and approximately $12.4 million due to the strengthening of the U.S. dollar against most foreign currencies during the first six months of 2009 as compared to the first six months of 2008.

Revenue from the Company’s GLC segment was $70.4 million for the quarter ended June 30, 2009, a decrease of $23.2 million, or 24.8%, from $93.6 million for the quarter ended June 30, 2008. As compared to the quarter ended June 30, 2008, GLC revenue decreased approximately $17.0 million due to the global economic slowdown resulting in decreased demand for the Company’s services, particularly from existing customers and approximately $6.2 million due to the strengthening in the U.S. Dollar’s exchange rates, in particular against the Euro. The decrease in GLC revenue was partially offset by revenue from a new customer. For the six months ended June 30, 2008, revenue from the Company’s GLC segment was $133.1 million, a decrease of $47.9 million, or 26.5%, from $181.0 million for the six months ended June 30, 2008. As compared to the six months ended June 30, 2008, GLC revenue decreased approximately $36.4 million as a result of the global economic slowdown and approximately $11.5 million due to the strengthened U.S. Dollar, as noted above.

Revenue from the Company’s GDT segment was $21.1 million for the quarter ended June 30, 2009, a decrease of $3.4 million, or 13.8%, from $24.5 million for the quarter ended June 30, 2008. For the six months ended June 30, 2009, revenue from the Company’s GDT segment was $40.4 million, a decrease of $6.9 million, or 14.5%, from $47.3 million for the six months ended June 30, 2008. The decrease in GDT revenue for the quarter and six months ended June 30, 2009 was primarily due to decreased revenue from large programs with existing customers, partially offset by a new program with an existing customer. Revenue in the GDT business is not materially impacted by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation segment was $6.5 million for the quarter ended June 30, 2009, a decrease of $860,000, or 11.7%, from $7.4 million for the quarter ended June 30, 2008. For the six months ended June 30, 2009, revenue from the Company’s Interpretation segment was $12.9 million, a decrease of $1.3 million, or 9.3%, from $14.2 million for the six months ended June 30, 2008. The decrease in Interpretation revenue for the quarter and six months ended June 30, 2009 was primarily due to decreased revenue from large programs with existing customers. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client engagements. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30, 2009	% Change Q2 08 to Q2 09	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	% Change Six Months 08 to Six Months 09	Six Months Ended June 30, 2008
GLC:
Cost of revenue	$46,941,000	(28.4)%	$65,539,000	$90,809,000	(28.2)%	$126,486,000
Percentage of revenue	66.7%		70.0%	68.2%		69.9%
GDT:
Cost of revenue	13,924,000	(8.4)%	15,193,000	26,591,000	(10.6)%	29,756,000
Percentage of revenue	66.0%		62.1%	65.8%		62.9%
Interpretation:
Cost of revenue	4,838,000	(6.8)%	5,189,000	9,476,000	(10.2)%	10,554,000
Percentage of revenue	74.5%		70.6%	73.5%		74.2%

Total cost of revenue	$65,703,000		$85,921,000	$126,876,000		$166,796,000

Percentage of revenue	67.0%		68.4%	68.1%		68.8%

For the quarter ended June 30, 2009, as a percentage of revenue, cost of revenue decreased to 67.0% as compared to 68.4% for the quarter ended June 30, 2008. The decrease was primarily the result of cost saving initiatives implemented in 2008, benefits realized from the restructuring activities initiated in the beginning of 2009, the strengthening of the U.S. Dollar against most foreign currencies, particularly the Euro, and continued benefits of the deployment and use of Lionbridge’s language management technology platform.

Each segment provides distinctive services with different gross margins. For the quarter ended June 30, 2009, GLC, GDT and Interpretation accounted for approximately 71.8%, 21.5% and 6.6% of the total revenue. For the quarter ended June 30, 2008 GLC, GDT and Interpretation accounted for approximately 74.6%, 19.5% and 5.9% of the total revenue.

For the quarter ended June 30, 2009, cost of revenue decreased $20.2 million, or 23.5%, to $65.7 million as compared to $85.9 million for the corresponding period of the prior year. The decrease was primarily associated with the $27.4 million decrease in revenue as compared to the corresponding period of the prior year. The decrease also includes approximately $7.9 million due to the strengthened U.S. Dollar against most foreign currencies, particularly the Euro. For the six months ended June 30, 2009, cost of revenue was $126.9 million, a decrease of $39.9 million, or 23.9%, as compared to $166.8 million for the same period of 2008. This decrease was primarily associated with the $56.1 million decrease in revenue as compared to the six months ended June 30, 2008. Approximately $14.6 million of the decrease is attributable to strengthened U.S. Dollar against certain currencies as noted above.

For the quarter ended June 30, 2009, cost of revenue as a percentage of revenue in the Company’s GLC segment decreased to 66.7% as compared to 70.0% for the quarter ended June 30, 2008. Cost of revenue decreased $18.6 million to $46.9 million compared to $65.5 million for the same quarter of the prior year. The decrease in cost is primarily associated with the $23.2 million decrease in revenue as compared to the corresponding period of the prior year. The decrease also includes approximately $6.9 million of cost reduction due to the strengthened U.S. Dollar against most foreign currencies, particularly the Euro. For the six months ended June 30, 2009, cost of revenue as a percentage of revenue in the Company’s GLC segment decreased to 68.2% as compared to 69.9% for the six months ended June 30, 2008. For the six months ended June 30, 2009, GLC cost of revenue decreased $35.7 million to $90.8 million as compared to $126.5 million for the corresponding period of the prior year. This decrease is primarily associated with the $47.9 million decrease in revenue as compared to the corresponding period of the prior year. The decrease also includes approximately $12.8 million of cost reduction due to the strengthened U.S. Dollar against most foreign currencies, as compared to the six months ended June 30, 2008.

For the quarter ended June 30, 2009, cost of revenue as a percentage of revenue in the Company’s GDT segment increased to 66.0% as compared to 62.1% for the quarter ended June 30, 2008. The increase was primarily due to work mix variance in services and incremental reimbursable expenses related to a new program with an existing customer, partially offset by the strengthening of the U.S. Dollar against the Indian Rupee and the Euro in the quarter ended June 30, 2009 as compared to the same period of the prior year. For the quarter ended June 30, 2009, GDT cost of revenue decreased $1.3 million, or 8.4%, to $13.9 million as compared to $15.2 million for the corresponding quarter of the prior year. This decrease was primarily associated with the $3.4 million decrease in revenue period-over-period. The decrease also includes approximately $819,000 due to the strengthening of the U.S. Dollar against foreign currencies as noted above. For the six months ended June 30, 2009, cost of revenue as a percentage of revenue in the Company’s GDT segment increased to 65.8% as compared to 62.9% for the six months ended June 30, 2008. For the six months ended June 30, 2009, cost of revenue was $26.6 million, a decrease of $3.2 million, or 10.6%, as compared to $29.8 million for the same period of 2008. This decrease was primarily associated with the $6.9 million decrease in revenue as compared to the six months ended June 30, 2008. The decrease includes approximately $1.6 million due to the strengthening of the U.S. Dollar against foreign currencies as noted above.

For the quarter ended June 30, 2009, cost of revenue as a percentage of revenue in the Company’s Interpretation segment increased to 74.5% as compared to 70.6% for the quarter ended June 30, 2008. The increase is primarily due to decreased revenue levels, pricing and work mix variations in services as compared to the corresponding quarter of the prior year. For the quarter ended June 30, 2009, Interpretation cost of revenue decreased $351,000, or 6.8%, to $4.8 million as compared to $5.2 million for the corresponding quarter of the prior year. This decrease was primarily associated with the $860,000 decrease in revenue period-over-period. For the six months ended June 30, 2009, cost of revenue as a percentage of revenue in the Company’s Interpretation segment decreased to 73.5% as compared to 74.2% for the six months ended June 30, 2008. For the six months ended June 30, 2009, cost of revenue was $9.5 million, a decrease of $1.1 million, or 10.2%, as compared to $10.6 million for the same period of 2008. This decrease was primarily associated with the $1.3 million decrease in revenue as compared to the six months ended June 30, 2008. The Company’s Interpretation segment is not materially impacted by foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation/CRM system expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total sales and marketing expenses	$7,022,000	$8,903,000	$14,715,000	$17,720,000
Decrease from prior year	1,881,000		3,005,000
Percentage of revenue	7.2%	7.1%	7.9%	7.3%

Sales and marketing expenses decreased $1.9 million, or 21.1%, and $3.0 million, or 17.0%, respectively, for the three and six months ended June 30, 2009 as compared with the corresponding periods of 2008. As a percentage of revenue, sales and marketing expenses increased to 7.2% and 7.9% as compared to 7.1% and 7.3% for three and six months ended June 30, 2008. This increase is primarily associated with the $27.4 million and $56.1 million decrease in revenue for the three and six months ended June 30, 2009, respectively, as compared to the corresponding periods of the prior year. Approximately $565,000 and $1.2 million of the decrease in sales and marketing expenses for the three and six months ended June 30, 2009, respectively, as compared to the corresponding periods of the prior year, is due to the strengthening of the U.S. Dollar against foreign currencies.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total general and administrative expenses	$18,442,000	$22,807,000	$37,245,000	$45,982,000
Decrease from prior year	4,365,000		8,737,000
Percentage of revenue	18.8%	18.2%	20.0%	19.0%

General and administrative expenses decreased $4.4 million, or 19.1%, for the three months ended June 30, 2009 as compared with the corresponding period of 2008. The majority of this decrease is the result of cost saving initiatives implemented during 2008 and early 2009, primarily employee compensation and benefits, and lower stock-based compensation expense. In addition, approximately $1.8 million of the decrease is attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro and Indian Rupee. As a percentage of revenue, general and administrative expenses increased to 18.8% for the quarter ended June 30, 2009, as compared to 18.2%, for the same period of the prior year. This increase is primarily associated with the $27.4 million decrease in revenue as compared to the corresponding period of the prior year.

General and administrative expenses decreased $8.7 million, or 19.0%, respectively, for the six months ended June 30, 2009 as compared with the corresponding period of 2008. The majority of this decrease is the result of cost saving initiatives implemented during 2008 and early 2009, primarily employee compensation and benefits, and lower stock-based compensation expense. In addition, approximately $3.5 million of the decrease is attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro and Indian Rupee. Approximately 59.0% of general and administrative expenses are denominated in non-U.S. Dollars, primarily the Euro and Indian Rupee, and of that amount a majority of these expenses related to rent and compensation expense in the six months June 30, 2009, as compared to the six months ended June 30, 2008. As a percentage of revenue, general and administrative expenses increased to 20.0% for the six months ended June 30, 2009, as compared to 19.0%, for the same period of the prior year. This increase is primarily associated with the $56.1 million decrease in revenue as compared to the corresponding period of the prior year.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total research and development expense	$1,096,000	$1,337,000	$2,281,000	$2,449,000
Decrease from prior year	241,000		168,000
Percentage of revenue	1.1%	1.1%	1.2%	1.0%

Research and development expenses decreased $241,000 and $168,000 for the three and six months ended June 30, 2009, respectively, as compared with the corresponding periods of 2008. Approximately $135,000 and $276,000 of the decrease for the three and six months ended June 30, 2009, respectively, is attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro and Indian Rupee, as compared to the same periods of the prior year.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total depreciation and amortization expense	$1,154,000	$1,272,000	$2,295,000	$2,411,000
Decrease from prior year	118,000		116,000
Percentage of revenue	1.2%	1.0%	1.2%	1.0%

Depreciation and amortization expense decreased to $1.2 million and $2.3 million for the three and six months ended June 30, 2009, respectively, as compared to $1.3 million and $2.4 million for the three and six months ended June 30, 2008. This decrease is primarily attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro and Indian Rupee, as compared to the same periods of the prior year.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months ended June 30, 2009 and 2008 of $1.4 million and $2.1 million, respectively, and for the six months ended June 30, 2009 and 2008 of $2.8 million and $4.2 million, respectively, relates solely to the amortization of identifiable intangible assets acquired from BGS. The $733,000 and $1.5 million decreases of amortization expense in the three and six-month periods ended June 30, 2009 as compared to the corresponding periods of the prior year is due to the intangible assets related to BGS acquired customer relationships and contracts which were fully amortized as of December 31, 2008.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the quarter ended June 30, 2009 of $510,000 decreased $506,000 from $1.0 million for the quarter ended June 30, 2008. The decrease reflects the impact of an approximately $30.0 million lower average borrowings during the quarter, year over year, coupled with lower interest rates. Interest expense for the six months ended June 30, 2009 of $1.1 million decreased $1.1 million from $2.2 million for the six months ended June 30, 2008. The decrease reflects the impact of an approximately $23.1 million lower average borrowings during the six month period year-over-year coupled with lower interest rates.

Other Expense, Net. The Company recognized $720,000 and $725,000 in other expense, net, in the three and six months ended June 30, 2009, respectively, as compared to $478,000 and $2.9 million in other expense, net, in the corresponding periods of the prior year. The variations are primarily attributable to the variances among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of prior year. In addition, Lionbridge recorded net realized and unrealized foreign currency losses of $259,000 on forward contracts in the quarter ended June 30, 2008 and net realized and unrealized foreign currency gains of $2.9 million on forward contracts in the six months ended June 30, 2008.

Provision for Income Taxes. The following table shows the provision for income taxes expense in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total provision for income taxes	$624,000	$601,000	$1,208,000	$1,217,000
Increase (decrease) from prior year	23,000		(9,000)
Percentage of revenue	0.6%	0.5%	0.7%	0.5%

The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions, taxes, interest and penalties associated with uncertain tax positions. The tax provision increased $23,000 to $624,000 for the quarter ended June 30, 2009 from $601,000 in the corresponding quarter of the prior year and decreased $9,000 for the six months ended June 30, 2009 from the corresponding period of the prior year. The increase for the quarter ended June 30, 2009 was primarily due to income taxes in foreign jurisdictions. The decrease for the six months ended June 30, 2009 was primarily due to lower foreign profits which are subject to tax by foreign jurisdictions due to treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model.

Liquidity and Capital Resources

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At June 30, 2009, $36.7 million was outstanding with an interest rate of 2.1%.

The following table shows cash and cash equivalents and working capital at June 30, 2009 and at December 31, 2008:

	June 30, 2009	December 31, 2008
Cash and cash equivalents	$27,998,000	$37,978,000
Working capital	39,018,000	57,163,000

Lionbridge’s working capital decreased $18.1 million to $39.0 million at June 30, 2009, as compared to $57.2 million at December 31, 2008. The decrease was primarily due to a decrease in cash and cash equivalents and accounts receivable, offset by a decrease in accrued compensation and benefits, accrued expenses and other current liabilities and deferred revenue. The decrease in accounts receivable was primarily due to the continuous effort of accelerated billing and collections, as well as a slowdown in revenue in the first six months of 2009, due to the declining economic environment year-over-year.

As of June 30, 2009, cash and cash equivalents totaled $28.0 million, a decrease of $10.0 million from $38.0 million at December 31, 2008. This decrease was primarily due to cash used to pay down $19.0 million of long-term debt, $1.2 million to purchase property and equipment, which was offset by $10.2 million of cash provided by operating activities.

Accounts receivable and work in process totaled $72.3 million at June 30, 2009, a decrease of $12.8 million as compared to $85.1 million at December 31, 2008. Other current assets decreased $1.2 million to $8.4 million as compared to $9.6 million at December 31, 2008. Current liabilities totaled $69.6 million at June 30, 2009, a decrease of $5.9 million as compared to $75.5 million at December 31, 2008. These changes were driven by the net impact of accelerated billing and collections, as well as a slowdown in revenue in the six-month period ended June 30, 2009, due to the declining economic environment year-over-year. In addition, during the second quarter of 2009, Lionbridge negotiated shorter payment terms with a major customer for the remainder of the year. As a result, cash and accounts receivable during the second quarter of 2009 reflect the impact of this temporary adjustment in payment terms.

The following table shows the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the six months ended June 30, 2009 and 2008, respectively:

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$10,202,000	$3,826,000
Net cash used in investing activities	(1,163,000)	(1,904,000)
Net cash used in financing activities	(19,088,000)	(7,052,000)

Net cash provided by operating activities was $10.2 million for the six months ended June 30, 2009, as compared to $3.8 million for the corresponding period of the prior year. The $10.2 million cash provided by operating activities was due to a net loss of $5.3 million (inclusive of $7.0 million in depreciation, amortization, stock-based compensation and other non-cash expenses), a $12.3 million net decrease in accounts receivable and work in process, reflecting improved cash management in the six-month period ended June 30, 2009 as compared to the corresponding period of 2008, a $893,000 decrease in other operating assets, a $2.2 million decrease in accounts payable, accrued expenses and other operating liabilities, and a $2.4 million decrease in deferred revenue.

In the six months ended June 30, 2008, net cash provided by operating activities was $3.8 million. The $3.8 million cash provided by operating activities was due to a net loss of $3.5 million (inclusive of $10.2 million in depreciation, amortization, stock-based compensation and other non-cash expenses, net of realized and unrealized foreign currency gains on forward contracts of $2.9 million), a $3.5 million net decrease in accounts receivable and work in process, a $822,000 decrease in other operating assets, a $1.1 million increase in accounts payable, accrued expenses and other operating liabilities, and a $5.4 million decrease in deferred revenue. Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities decreased $741,000 to $1.2 million for the six months ended June 30, 2009, as compared to $1.9 million of net cash used in investing activities for the corresponding period of the prior year. The primary investing activity in the six months ended June 30, 2009 was $1.2 million for the purchase of property and equipment.

In the six months ended June 30, 2008, net cash used in investing activities was $1.9 million. The primary investing activity in the six months ended June 30, 2008 was $4.8 million for the purchase of property and equipment, partially offset by $2.4 million net proceeds from foreign currency forward contracts, and purchase price reimbursement from Bowne & Co., Inc. of $444,000.

Net cash used in financing activities for the six months ended June 30, 2009 was $19.1 million, an increase of $12.0 million as compared to $7.1 million of net cash used in financing activities for the corresponding period of 2008. Cash used in financing activities consisted of $19.0 million of payments of long-term debt, $3.5 million of payments of short-term debt, $88,000 for payments of capital lease obligations and $3.5 million of proceeds from the issuance of short-term debt.

In the six months ended June 30, 2008, net cash used in financing activities was $7.1 million. Cash used in financing activities consisted of $4.3 million of payments for the repurchase of shares, $3.0 million of payments of long-term debt and $54,000 net payments of short-term debt, $28,000 for payments of capital lease obligations, and $375,000 of proceeds from the issuance of common stock under option plans.

Lionbridge anticipates that its present cash and cash equivalents position and available financing under its Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future. However, due to current economic and market conditions as well as the instability in the U.S. and worldwide credit markets, the Company may not be able to access additional debt financing on the same or substantially similar terms as those in the Credit Agreement. To the extent that capital recoveries or operating results are less than expected, management is committed to pursuing alternative financing arrangements or reducing expenditures as necessary to meet the Company’s cash requirements through 2009. As of June 30, 2009, the Company was in compliance with all debt covenants and expects to remain in compliance for the upcoming year.

Contractual Obligations

As of June 30, 2009, there were no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In January 2007, Lionbridge adopted FIN 48 which resulted in an increase to the Company’s income tax liabilities of approximately $185,000 to $1.5 million from the amount recorded at December 31, 2006. Tax provisions during the six months ended June 30, 2009, primarily related to taxes and accrued interest, have increased these balances by $196,000 to $3.8 million.

Additionally, in connection with the acquisition of BGS, the Company has recorded a FIN 48 tax liability of approximately $4.0 million related to tax liabilities accruing on or prior to the acquisition date of September 1, 2005 that Bowne & Co., Inc. agreed to indemnify. As of June 30, 2009 the FIN 48 tax liability balance is approximately $3.6 million. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related FIN 48 liability for this amount. The timing of settlement of these tax liabilities is uncertain at this time.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial position, results of operations or liquidity.

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), which require disclosure in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by SFAS No. 107. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly“ (“FSP 157-4”), which clarifies the interaction of the factors that should be considered when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability (or similar assets or liabilities). If there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. The adoption of FSP 157-4 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of FASB SFAS No. 162 (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S.

GAAP”). SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative U.S. GAAP for SEC registrants. SFAS No. 168 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company does not expect it to have a material impact on its financial statements.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of June 30, 2009, $36.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $76,000 impact on the Company’s interest expense based on the $36.7 million outstanding at June 30, 2009 with an interest rate of 2.1%. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2008, the notional amount decreased to $15.0 million. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. The fair value of the interest rate derivative was a liability of $522,000 at June 30, 2009. A hypothetical 10% increase or decrease in interest rates would have approximately a $7,000 impact on the derivative’s fair value. The interest rate swap is designated as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and there is no hedge ineffectiveness at June 30, 2009. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits and investments in money market funds that have maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 66% and 67% of its costs and expenses for the three-month periods ended June 30, 2009 and 2008, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 10% and 18% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of June 30, 2009 and December 31, 2008, respectively, while 8% and 8% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of June 30, 2009 and December 31, 2008, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $40.6 million and $27.4 million as of June 30, 2009 and December 31, 2008, respectively. The principal foreign currency applicable to our business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash and cash equivalents, accounts receivable and accounts payable) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have one-month terms and do not qualify for hedge accounting under SFAS No. 133. The Company had no foreign exchange forward contracts outstanding at June 30, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 25, 2009, the parties advised the District Court that they have reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement, directed that notice be provided to the class, and scheduled a settlement fairness hearing, at which members of the class may object to the proposed settlement, for September 10, 2009. The proposed global settlement remains subject to final approval by the District Court. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

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

During the quarter ended June 30, 2009, the Company withheld 7,007 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
May 1, 2009 – May 31, 2009	7,007	$1.39

In addition, upon the termination of employees during the quarter ended June 30, 2009, 21,750 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended June 30, 2009:

Period	Total Number of Shares Forfeited
April 1, 2009 – April 30, 2009	21,000
May 1, 2009 – May 31, 2009	750

Item 4.	Submission of Matters to a Vote of Security Holders

On May 1, 2009, the Company held its Annual Meeting of Stockholders. At the meeting the stockholders elected two members (Claude Sheer and Steven Fisher) to the Board of Directors to serve for a three-year term as Class I Directors. 42,620,971 shares were cast for Mr. Sheer; 7,025,846 shares were cast to withhold authority for Mr. Sheer. 44,239,228 shares were cast for Mr. Fisher; 5,407,591 shares were cast to withhold authority for Mr. Fisher. In addition, the stockholders approved an amendment to increase by 4,500,000 the number of shares issuable under the Company’s 2005 Stock Incentive Plan as follows: as follows: 27,861,925 shares were cast for the amendment; 9,975,131 shares were cast against the amendment; and 5,273 shares were cast to abstain from voting on the amendment. In addition, the stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2009 as follows: 45,172,540 shares were cast for PricewaterhouseCoopers LLP; 4,453,367 shares were cast against PricewaterhouseCoopers LLP; and 20,910 shares were cast to abstain for PricewaterhouseCoopers LLP.

Item 6.	Exhibits

(a)	Exhibits.

10.1 *	First Amendment to Lease dated June 2, 2009, between Horizon West Property Management, Inc. and Lionbridge US, Inc.

10.2	Amended and Restated 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on May 5, 2009 and incorporated herein by reference).

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ DONALD M. MUIR
Donald M. Muir Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 7, 2009

Exhibit Index

Exhibit Number	Description
10.1 *	First Amendment to Lease dated June 2, 2009, between Horizon West Property Management, Inc. and Lionbridge US, Inc.

10.2	Amended and Restated 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on May 5, 2009 and incorporated herein by reference).

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.