Form 10-Q
period 2009-09-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2009-11-09
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2009 was 58,118,539.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,170	$37,978
Accounts receivable, net of allowance of $685 at September 30, 2009 and December 31, 2008	53,286	67,184
Work in process	19,589	17,893
Other current assets	9,250	9,615

Total current assets	106,295	132,670
Property and equipment, net	12,721	14,077
Goodwill	9,675	9,675
Other intangible assets, net	15,860	20,000
Other assets	6,940	7,760

Total assets	$151,491	$184,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$—	$22
Accounts payable	19,243	20,218
Accrued compensation and benefits	17,576	20,122
Accrued outsourcing	11,413	9,252
Accrued merger and restructuring	1,711	811
Income taxes payable	2,207	3,434
Accrued expenses and other current liabilities	9,764	11,371
Deferred revenue	8,016	10,277

Total current liabilities	69,930	75,507

Long-term debt, less current portion	31,700	55,700
Deferred income taxes, long-term	529	737
Other long-term liabilities	11,094	12,568
Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 58,125,320 and 57,214,003 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	582	572
Additional paid-in capital	257,927	255,126
Accumulated deficit	(237,745)	(231,406)
Accumulated other comprehensive income	17,474	15,378

Total stockholders’ equity	38,238	39,670

Total liabilities and stockholders’ equity	$151,491	$184,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$97,822	$114,290	$284,253	$356,813
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	67,384	78,640	194,260	245,436
Sales and marketing	6,921	8,059	21,636	25,779
General and administrative	17,909	21,737	55,154	67,719
Research and development	919	1,634	3,200	4,083
Depreciation and amortization	1,155	1,242	3,450	3,653
Amortization of acquisition-related intangible assets	1,380	2,104	4,140	6,330
Merger, restructuring and other charges	1,340	—	3,978	427

Total operating expenses	97,008	113,416	285,818	353,427

Income (loss) from operations	814	874	(1,565)	3,386
Interest expense:
Interest on outstanding debt	426	917	1,428	3,010
Amortization of deferred financing costs and discount on debt	44	44	133	133
Interest income	19	141	98	390
Other (income) expense, net	2,990	(1,265)	3,715	1,624

Income (loss) before income taxes	(2,627)	1,319	(6,743)	(991)
Benefit from income taxes	(1,612)	(1,846)	(404)	(629)

Net income (loss)	$(1,015)	$3,165	$(6,339)	$(362)

Net income (loss) per share of common stock:
Basic	$(0.02)	$0.06	$(0.11)	$(0.01)
Diluted	$(0.02)	$0.06	$(0.11)	$(0.01)
Weighted average number of common shares outstanding:
Basic	56,099	55,636	55,993	55,891
Diluted	56,099	56,167	55,993	55,891

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,339)	$(362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	2,779	4,338
Amortization of deferred financing charges	133	133
Depreciation and amortization	3,450	3,653
Amortization of acquisition-related intangible assets	4,140	6,330
Deferred income taxes	(500)	(1,696)
Net realized and unrealized foreign currency loss on forward contracts	—	324
Other	39	159
Changes in operating assets and liabilities:
Accounts receivable	14,891	14,817
Work in process	(1,252)	(2,034)
Other current assets	693	(104)
Other assets	722	701
Accounts payable	(425)	1,732
Income tax payable	(1,272)	(2,827)
Accrued compensation and benefits	(2,509)	(2,272)
Accrued outsourcing	1,864	(504)
Accrued merger and restructuring	(11)	(1,035)
Accrued expenses and other liabilities	(2,906)	2,887
Deferred revenue	(2,489)	(7,462)

Net cash provided by operating activities	11,008	16,778

Cash flows from investing activities:
Purchases of property and equipment	(1,864)	(6,767)
Proceeds from sale of property and equipment	2	—
Purchase price adjustment for businesses acquired	—	444
Net payment of foreign currency forward contracts	—	(49)

Net cash used in investing activities	(1,862)	(6,372)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	3,500	8,900
Payments of short-term debt	(3,500)	(8,900)
Payments of long-term debt	(24,000)	(12,054)
Proceeds from issuance of common stock under stock option plans	3	378
Shares repurchased	—	(4,345)
Payments of capital lease obligations	(126)	(76)

Net cash used in financing activities	(24,123)	(16,097)

Net decrease in cash and cash equivalents	(14,977)	(5,691)
Effects of exchange rate changes on cash and cash equivalents	1,169	(1,627)
Cash and cash equivalents at beginning of period	37,978	32,248

Cash and cash equivalents at end of period	$24,170	$24,930

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

The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for collectibility of receivables, calculating service revenue using a proportional performance assessment and valuing intangible assets and deferred tax assets. Actual results could differ from these estimates.

The Company has evaluated subsequent events through November 9, 2009, the date of financial statement issuance.

2. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stock Options

The Company has stock-based compensation plans for salaried employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock and stock units, and other stock-based awards. The plans are administered by the Nominating and Compensation Committee of the Board of Directors, which consists of non-employee directors.

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Stock Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. On May 1, 2009, the stockholders of the Company approved an amendment to the 2005 Plan increasing the maximum number of shares of common stock available for issuance under the 2005 Plan by 4,500,000 shares to 8,500,000 shares. At September 30, 2009, there were 3,939,704 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight-line basis over the option vesting period.

Lionbridge’s 1998 Stock Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. At September 30, 2009 there were no options available for future grant under the 1998 Plan. Options to purchase common stock under the 1998 Plan had been granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 1998 Plan vested over a four-year period: 25% of the option shares vested one year from the date of grant and the remaining option shares vested at the rate of 12.5% each six month period thereafter. Stock options granted under the 1998 Plan generally expire ten years (five years in certain cases) from the date of grant. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Awards

Lionbridge issued 1,066,375 and 147,022 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2005 Stock Incentive Plan, in the nine-month period ended September 30, 2009 with a fair market value of $2.0 million. Of the total 1,213,397 shares of restricted common stock and restricted stock units issued in the nine-month period ended September 30, 2009, 1,119,875 have restrictions on disposition which lapse over four years from the date of grant on each anniversary date and 93,522 have restrictions on disposition which lapse over thirteen months from the date of grant.

Stock-based Compensation

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $696,000 and $1.2 million for the three-month periods ended September 30, 2009 and 2008, respectively, and $2.8 million and $4.3 million for the nine-month periods ended September 30, 2009 and 2008, respectively, classified in the statement of operations line items as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$20,000	$23,000	$66,000	$77,000
Sales and marketing	108,000	182,000	417,000	602,000
General and administrative	542,000	971,000	2,202,000	3,552,000
Research and development	26,000	33,000	94,000	107,000

Total stock-based compensation expense	$696,000	$1,209,000	$2,779,000	$4,338,000

As of September 30, 2009, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.3 million and will be recognized over an estimated weighted average period of approximately 1.7 years. Lionbridge currently expects to amortize $3.9 million of unamortized compensation in connection with restricted stock awards outstanding as of September 30, 2009 over an estimated weighted average period of approximately 2.4 years.

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

4. DEBT

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At September 30, 2009, $31.7 million was outstanding with an interest rate of 2.0%. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid or payable and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of September 30, 2009.

5. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net income (loss), the net change in the funded status of defined benefit postretirement plans, unrealized losses on a cash flow hedge and the net change in foreign currency translation adjustment. Total comprehensive income was $950,000 for the three-month period ended September 30, 2009 and total comprehensive

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

loss was $3.8 million for the three-month period ended September 30, 2008. Total comprehensive loss was $4.0 million for the nine-month period ended September 30, 2009 and total comprehensive income was $631,000 for the nine- month period ended September 30, 2008.

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

Shares used in calculating basic and diluted earnings per share for the three and nine-month periods ended September 30, 2009 and 2008, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average number of shares of common stock outstanding—basic	56,099,000	55,636,000	55,993,000	55,891,000
Dilutive common stock equivalents relating to options and restricted stock	—	531,000	—	—

Weighted average number of shares of common stock outstanding—diluted	56,099,000	56,167,000	55,993,000	55,891,000

Options and unvested restricted stock to purchase 7,784,000 and 7,038,000 shares of common stock for the three-month periods ended September 30, 2009 and 2008, respectively, and 7,236,000 and 7,772,000 for the nine-month periods ended September 30, 2009 and 2008, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

7. MERGER, RESTRUCTURING AND OTHER CHARGES

Due to the deterioration in worldwide economic conditions during 2008 and 2009, Lionbridge implemented cost reduction actions to improve its operating cost structure, reduce overhead and better position itself competitively. During the three and nine-month periods ended September 30, 2009, Lionbridge recorded $1.3 million and $4.0 million, respectively, of restructuring and other charges. The $4.0 million of restructuring and other charges recorded in the nine-month period ended September 30, 2009 included $3.3 million for workforce reductions in Europe, the United States and Asia consisting of 171 technical staff, 24 administrative staff and 14 sales staff, and $664,000 recorded for vacated facilities, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation - Nonretirement Postemployment Benefits” (“ASC 712”), and related literature . Of these charges, $3.6 million related to the Company’s Global Language and Content (“GLC”) segment, $280,000 related to the Global Development and Testing (“GDT”) segment, $32,000 related to Corporate and Other and $20,000 related to the Interpretation segment. The Company made $3.1 million of cash payments in the nine-month period ended September 30, 2009, with $2.7 million, $274,000, $20,000 and $32,000 related to the GLC, GDT, Interpretation and Corporate and Other segments, respectively. The Company expects that the cost reduction actions implemented during 2008 and 2009 will have a positive impact on future operating results.

During the nine-month period ended September 30, 2008 Lionbridge recorded $427,000 of restructuring and other charges. The $427,000 of restructuring and other charges recorded in the nine-month period ended September 30, 2008 included $278,000 for workforce reductions in Europe consisting of 7 technical staff and 1 administrative staff, $96,000 recorded for vacated facilities, $53,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance of ASC 420. Of these charges, $357,000 related to the Company’s GLC segment, $45,000 related to the Interpretation segment and $25,000 related to the GDT segment. The Company made $1.6 million of cash payments in the nine-month period ended September 30, 2008; $1.5 million, $119,000 and $45,000 related to the GLC, GDT and Interpretation segments, respectively.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the accrual activity for the nine months ended September 30, 2009 and 2008, respectively, by initiative:

	2009	2008
Beginning balance, January 1	$933,000	$2,365,000
Employee severance:
Merger and restructuring charges recorded	3,290,000	278,000
Cash payments related to liabilities recorded on exit or disposal activities	(2,427,000)	(837,000)

	863,000	(559,000)

Vacated facility/Lease termination:
Merger and restructuring charges recorded	664,000	92,000
Revision of estimated liabilities	—	(43,000)
Cash payments related to liabilities assumed and recorded on business combinations	(182,000)	(571,000)
Cash payments related to liabilities recorded on exit or disposal activities	(450,000)	(225,000)

	32,000	(747,000)

Ending balance, September 30	$1,828,000	$1,059,000

At September 30, 2009, the Company’s consolidated balance sheet includes accruals totaling $1.8 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.8 million of these will be fully paid within twelve months.

8. INCOME TAXES

The components of the provision (benefit) for income taxes are as follows for the three and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Current:
Federal	$(13,000)	$—	$(13,000)	$—
State	52,000	508,000	156,000	537,000
Foreign	(1,373,000)	(2,472,000)	(47,000)	(1,521,000)

Total current provision (benefit)	(1,334,000)	(1,964,000)	96,000	(984,000)
Deferred:
Federal	$—	$118,000	$—	$355,000
Foreign	$(278,000)	—	$(500,000)	—

Total provision (benefit) for income taxes	$(1,612,000)	$(1,846,000)	$(404,000)	$(629,000)

The tax provision for the three and nine-month periods ended September 30, 2009 consists primarily of taxes on income in foreign jurisdictions, deferred tax benefits of $(278,000) and $(500,000), respectively, related to the recognition of deferred tax assets in certain foreign jurisdictions and taxes, interest and penalties recorded in relation to the Company’s uncertain tax positions. Also, during the three and nine-month periods ended September 30, 2009, Lionbridge recorded the following: foreign tax benefit and expense of $(233,000) and $656,000, respectively, net of related reserves, due to assessments made by local tax authorities or changes in estimate; foreign tax benefits of $(210,000) and $(456,000), respectively, related to the release of reserves for uncertain tax positions due to the lapse of the statute of limitation, and a refund received for tax filings; and, a benefit for the release of indemnified reserves for uncertain tax positions related to the Bowne Global Solutions (“BGS”) acquisition of $(1.2) million. A corresponding $1.2 million other expense has been recorded for the reduction of the related indemnification receivable.

The tax provision (benefit) for the three and nine-month periods ended September 30, 2008 consists primarily of taxes on income in foreign jurisdictions, taxes, interest and penalties recorded in relation to the Company’s uncertain tax positions, and deferred tax provisions (benefits) of $118,000 and $355,000, respectively, related to tax-deductible goodwill from the BGS acquisition. The tax provisions (benefits) for the three and nine-month periods ended September 30, 2008 also include non-cash tax expense that was offset by pre-acquisition foreign net operating loss carryforwards. The effective rate does not reflect a benefit of U.S. operating loss carryforward amounts due to a full valuation allowance against the U.S. deferred asset.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On January 1, 2007, Lionbridge adopted revised guidance on accounting for uncertainty in income taxes and recognized a $185,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings. The balance of unrecognized tax benefits at September 30, 2009, not including interest and penalties, was $2.7 million, of which $2.7 million would affect earnings if recognized. Lionbridge also recognizes interest accrued related to unrecognized tax benefits in tax expense. Penalties, if incurred, would also be recognized as a component of tax expense. At September 30, 2009, Lionbridge had approximately $763,000 of interest and penalties accrued related to unrecognized tax benefits of which $763,000 would affect earnings if recognized.

In addition to the above, in connection with the Company’s 2005 acquisition of BGS, Bowne & Co., Inc. (“Bowne”) agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. The Company determined that its gross unrecognized tax affected benefits related to the acquisition of BGS and subject to indemnification were approximately $4.0 million. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related reserve for uncertain tax positions as of January 1, 2007 for this amount. At September 30, 2009 the gross unrecognized tax affected benefits are $1.8 million and related accrued interest and penalties are $591,000. It is reasonably possible that the liability for uncertain tax positions could increase or decrease significantly in the next twelve months due to the completion of foreign tax authorities’ exams, the expiration of the statute of limitations, or the incremental additions to the reserve based on continuing uncertain tax positions like the Company’s transfer pricing reserve. The Company is not able to provide a reasonably reliable estimate of the expected change at this time. The net increase in the total liability for unrecognized tax benefits during the nine months ended September 30, 2009 was as follows:

	Total	Lionbridge	Indemnification
Balance at January 1, 2009	$5,612,000	$2,859,000	$2,753,000
Additions based on tax positions related to the current year	486,000	486,000	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions related to the current year	(131,000)	(131,000)	—
Reductions for tax positions of prior years	(397,000)	(205,000)	(192,000)
Settlements	—	—	—
Reductions due to lapse of applicable statute of limitations	(1,035,000)	(300,000)	(735,000)

Balance at September 30, 2009	$4,535,000	$2,709,000	$1,826,000

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

At September 30, 2009, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The table below presents information about the reported net loss of the Company for the three and nine-month periods ended September 30, 2009 and 2008. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
Three Months Ended September 30, 2009
External revenue	$71,033,000	$21,532,000	$5,257,000	$—	$97,822,000
Cost of revenue (exclusive of depreciation and amortization)	48,838,000	13,969,000	4,577,000	—	67,384,000
Depreciation and amortization	758,000	246,000	36,000	1,495,000	2,535,000
Other operating expenses	17,315,000	2,684,000	592,000	—	20,591,000

Segment contribution	4,122,000	4,633,000	52,000	(1,495,000)	7,312,000
Interest expense and other unallocated items	—	—	—	(9,939,000)	(9,939,000)

Income (loss) before income taxes	4,122,000	4,633,000	52,000	(11,434,000)	(2,627,000)
Benefit from income taxes	—	—	—	1,612,000	1,612,000

Net income (loss)	4,122,000	4,633,000	52,000	(9,822,000)	(1,015,000)

Three Months Ended September 30, 2008
External revenue	$81,839,000	$25,919,000	$6,532,000	$—	$114,290,000
Cost of revenue (exclusive of depreciation and amortization)	57,487,000	16,231,000	4,922,000	—	78,640,000
Depreciation and amortization	883,000	182,000	43,000	2,237,000	3,345,000
Other operating expenses	19,727,000	3,986,000	1,068,000	—	24,781,000

Segment contribution	3,742,000	5,520,000	499,000	(2,237,000)	7,524,000
Interest expense and other unallocated items	—	—	—	(6,205,000)	(6,205,000)

Income (loss) before income taxes	3,742,000	5,520,000	499,000	(8,442,000)	1,319,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	GLC	GDT	Interpretation	Corporate and Other	Total
Benefit from income taxes	—	—	—	1,846,000	1,846,000

Net income (loss)	3,742,000	5,520,000	499,000	(6,596,000)	3,165,000

Nine Months Ended September 30, 2009
External revenue	$204,129,000	$61,968,000	$18,156,000	$—	$284,253,000
Cost of revenue (exclusive of depreciation and amortization)	139,647,000	40,560,000	14,053,000	—	194,260,000
Depreciation and amortization	2,214,000	749,000	108,000	4,519,000	7,590,000
Other operating expenses	52,591,000	9,315,000	2,019,000	—	63,925,000

Segment contribution	9,677,000	11,344,000	1,976,000	(4,519,000)	18,478,000
Interest expense and other unallocated items	—	—	—	(25,221,000)	(25,221,000)

Income (loss) before income taxes	9,677,000	11,344,000	1,976,000	(29,740,000)	(6,743,000)
Benefit from income taxes	—	—	—	404,000	404,000

Net income (loss)	9,677,000	11,344,000	1,976,000	(29,336,000)	(6,339,000)

Nine Months Ended September 30, 2008
External revenue	$262,837,000	$73,228,000	$20,748,000	$—	$356,813,000
Cost of revenue (exclusive of depreciation and amortization)	183,973,000	45,987,000	15,476,000	—	245,436,000
Depreciation and amortization	2,639,000	545,000	129,000	6,668,000	9,981,000
Other operating expenses	61,833,000	11,954,000	2,692,000	—	76,479,000

Segment contribution	14,392,000	14,742,000	2,451,000	(6,668,000)	24,917,000
Interest expense and other unallocated items	—	—	—	(25,908,000)	(25,908,000)

Income (loss) before income taxes	14,392,000	14,742,000	2,451,000	(32,576,000)	(991,000)
Benefit from income taxes	—	—	—	629,000	629,000

Net income (loss)	14,392,000	14,742,000	2,451,000	(31,947,000)	(362,000)

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “ Intangibles - Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2008, the Company performed its annual test of goodwill to determine if an impairment existed. It was determined that the carrying value of the Company’s goodwill related to its GLC reporting unit exceeded the implied fair value of goodwill. As a result, Lionbridge recorded a goodwill impairment charge of $120.6 million for the year ended December 31, 2008.

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset grouping are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of acquired customer

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

relationships (recorded with the acquisition of Bowne Global Solutions (“BGS”) in September 2005) include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

Other intangible assets arose from the acquisition of BGS and consist of the following, which have been or are being amortized on a straight-line basis over the following estimated useful lives, except for the BGS customer relationships, of which a portion is being amortized using an economic consumption method:

Estimated Useful Life
BGS:
Customer relationships	3 to 12 years
Customer contracts	3 to 5 years
Internally developed software	1 to 4 years

The following table summarizes other intangible assets at September 30, 2009 and December 31, 2008, respectively.

	September 30, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$18,724,000	$13,276,000	$32,000,000	$16,148,000	$15,852,000
BGS acquired customer contracts	14,000,000	11,422,000	2,578,000	14,000,000	9,875,000	4,125,000
BGS acquired technology	2,317,000	2,311,000	6,000	2,317,000	2,294,000	23,000

	$48,317,000	$32,457,000	$15,860,000	$48,317,000	$28,317,000	$20,000,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at September 30, 2009 in the fiscal periods as follows:

Year ending December 31,
2009	$1,380,000
2010	4,893,000
2011	2,332,000
2012	1,921,000
2013	1,583,000
Thereafter	3,751,000

$15,860,000

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On February 25, 2009, the parties advised the District Court that they have reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Several objectors have since appealed the order approving the settlement, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

12. FAIR VALUE MEASUREMENTS

Financial instruments are carried in the consolidated financial statements at amounts that approximate fair values at September 30, 2009 and December 31, 2008. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. The Company recognizes all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC 815, “Derivative and Hedging” (“ASC 815”). The Company records changes in the fair value of derivative instruments in earnings unless deferred hedge accounting criteria is met. For derivative instruments designated as fair value hedges, the Company records the changes in fair value of both the derivative instrument and the hedged item in earnings except for derivative instruments designated as cash flow hedges for which the company records the effective portions of changes in fair value in other comprehensive income.

On January 1, 2008, Lionbridge adopted ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) for fair value measurements. The adoption of ASC 820 did not materially impact Lionbridge’s financial position, results of operations or liquidity. In accordance with ASC 820, Lionbridge elected to defer until January 1, 2009 the adoption of this guidance for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820 for those assets and liabilities within the scope of the guidance did not have a material impact on Lionbridge’s financial position, results of operations or liquidity. Lionbridge did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed on a recurring basis as of September 30, 2009.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ASC 820 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. ASC 820 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that Lionbridge uses to measure fair value, as well as the assets and liabilities that the Company values using those levels of inputs.

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge’s level 1 assets are money market accounts. Lionbridge does not have any financial liabilities as of September 30, 2009 designated as Level 1.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities are an interest rate swap and foreign exchange forward contracts whose fair value were determined using pricing models predicated upon observable market inputs. The notional amount of the Company’s interest rate swap at September 30, 2009 is $10.0 million and the fair value of the interest rate derivative was a liability of $409,000 which is included in the Company’s consolidated balance sheet as an other long-term liability. Lionbridge did not have any foreign exchange forward contracts outstanding at September 30, 2009.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge does not have any financial assets and liabilities as of September 30, 2009 designated as Level 3.

The following tables set forth the financial assets and liabilities as of September 30, 2009 and December 31, 2008 that Lionbridge measured at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Level 1	Level 2	Level 3	Balance as of September 30, 2009
Assets:
Money market accounts	$123,000	$—	$—	$123,000
Liabilities:
Interest rate swap	$—	$409,000	$—	$409,000

	Level 1	Level 2	Level 3	Balance as of December 31, 2008
Liabilities:
Interest rate swap	$—	$684,000	$—	$684,000

13. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) revised ASC 805, “Business Combinations” (“ASC 805”), to establish principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This revision is effective for fiscal years beginning after December 15, 2008. The adoption of this revision did not have an impact on the Company’s financial position and results of operations.

In March 2008, the FASB revised ASC 815, “Derivatives and Hedging” (“ASC 815”), an amendment of prior guidance, to require enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under the standard, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. This revision is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this revision did not have a material impact on the Company’s financial position, results of operations or liquidity.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In April 2009, the FASB revised ASC 825, “Financial Instruments” (“ASC 825”), to require disclosure in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by the guidance. This revision is effective for interim reporting periods ending after June 15, 2009. The adoption of this revision did not have a material impact on the Company’s financial statements.

In April 2009, the FASB revised ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), to clarify the interaction of the factors that should be considered when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability (or similar assets or liabilities). If there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This revision is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. The adoption of this revision did not have a material impact on the Company’s financial statements.

In May 2009, the FASB revised ASC 855, “Subsequent Events” (“ASC 855”), to set forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This revision is effective for interim and annual periods ending after June 15, 2009. The adoption of this revision did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). ASC 105 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13 which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASC 605 will be effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any.

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

For the nine-month period ended September 30, 2009, Lionbridge’s loss from operations was $1.6 million, with a net loss of $6.3 million. For the year ended December 31, 2008, the Company’s loss from operations was $114.2 million (which included a goodwill impairment charge of $120.6 million) with a net loss of $119.3 million. As of September 30, 2009, the Company had an accumulated deficit of $237.7 million.

The Company expects that the deterioration in worldwide economic conditions that began to emerge during the second half of 2008 and intensified during the first quarter of 2009 may continue to some extent throughout 2009 and into 2010. These conditions have adversely affected the Company’s overall financial performance during the first nine months of 2009 and may continue to affect the Company’s performance in the remainder of 2009 and into 2010 if customers continue to reduce demand for the Company’s service offerings and delay or postpone projects. During the third quarter of 2009, certain customers indicated their intention to resume previously delayed or postponed projects, either during the fourth quarter of 2009 or during 2010 while other customers continued to delay previously scheduled projects for the foreseeable future. In addition, certain projects that had previously been delayed were resumed during the quarter, in some cases with reduced scope, and other projects that had been delayed or postponed were canceled. Despite some positive indications of the resumption of certain project engagements, it appears that customers continue to enter into new engagements cautiously and conservatively, likely due to uncertain economic conditions. Given the concentration of revenue among relatively few customers in both the GLC and GDT segments, the impact of reduced customer demand was and may continue to be experienced most significantly within those two segments. All segments of the Company are experiencing and may continue to experience pricing pressures and project delays from customers as part of cost-cutting initiatives of such customers. Due to the continued instability in worldwide economic conditions and the impact of these conditions on customer demand for the Company’s services, the Company has undertaken a number of cost-cutting and restructuring activities to adjust its cost structure and respond to the variable demand for the Company’s services. The Company expects that demand for the Company’s services from certain customers will continue to stabilize and possibly strengthen during the remainder of 2009 and the first half of 2010, although it is unclear as to whether, when and to what extent demand will resume to prior years’ levels.

Certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro, as a large portion of its cost of revenue and general and administrative expenses are payable in Euros, while the majority of its revenues are recorded in U.S. Dollars. During the quarter and nine months ended September 30, 2009, the value of the U.S. Dollar relative to the Euro strengthened by 10% and 10%, respectively, from the same periods of the prior year. The impact of this significant strengthening in the value of the U.S. Dollar relative to the Euro is reflected in the Company’s financial results for the three and nine-month periods ended September 30, 2009 when compared to the corresponding period of 2008. While the strengthening in the U.S. Dollar has contributed to decreased revenue for the quarter and nine months ended September 30, 2009, particularly in the GLC segment, the Company’s operating income and net income were positively impacted due to lower costs related to Euro-denominated payment obligations to third party outsourcers, lease obligations and compensation when compared to the corresponding period of 2008. The lower costs associated with the strengthening of the U.S. Dollar during the quarter and nine months ended September 30, 2009 as compared to the corresponding periods in 2008 more than offset the currency related decline in revenue during the period.

Revenue Recognition

Lionbridge recognizes revenue as services are performed and amounts are earned in accordance with ASC 605-20, “Services”. Lionbridge considers amounts to be earned when (1) persuasive evidence of an arrangement has been obtained; (2) services are delivered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

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

Lionbridge provides integrated full-service offerings throughout a client’s product and content lifecycle, including GLC and GDT services. Such multiple-element service offerings are governed by ASC 605-25, “Multiple-Element Arrangements”. For these arrangements where the GLC and GDT services have independent value to the customer, and there is evidence of fair value for each service, the combined service arrangement is bifurcated into separate units for accounting treatment. In instances where it is not possible to bifurcate a project, direct and incremental costs attributable to each component are deferred and recognized together with the service revenue upon delivery. The determination of fair value requires the use of significant judgment. Lionbridge determines the fair value of service revenues based upon its recent pricing for those services when sold separately and/or prevailing market rates for similar services.

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

Valuation of Goodwill and Other Intangible Assets

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding

Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2008, the Company performed its annual test of goodwill to determine if an impairment existed. It was determined that the carrying value of the Company’s goodwill related to its GLC reporting unit exceeded the implied fair value of goodwill. As a result, Lionbridge recorded a goodwill impairment charge of $120.6 million for the year ended December 31, 2008.

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset grouping are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of acquired customer relationships (recorded with the acquisition of Bowne Global Solutions (“BGS”) in September 2005) include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

Merger, Restructuring and Other Charges

Due to the deterioration in worldwide economic conditions during 2008 and 2009, Lionbridge implemented cost reduction actions to improve its operating cost structure, reduce overhead and better position itself competitively. During the three and nine-month periods ended September 30, 2009, Lionbridge recorded $1.3 million and $4.0 million, respectively, of restructuring and other charges. The $4.0 million of restructuring and other charges recorded in the nine-month period ended September 30, 2009 included $3.3 million for workforce reductions in Europe, the United States and Asia consisting of 171 technical staff, 24 administrative staff and 14 sales staff, and $664,000 recorded for vacated facilities, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation - Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. Of these charges, $3.6 million related to the Company’s Global Language and Content (“GLC”) segment, $280,000 related to the Global Development and Testing (“GDT”) segment, $32,000 related to Corporate and Other and $20,000 related to the Interpretation segment. The Company made $3.1 million of cash payments in the nine-month period ended September 30, 2009, with $2.7 million, $274,000, $20,000 and $32,000 related to the GLC, GDT, Interpretation and Corporate and Other segments, respectively. The Company expects that the cost reduction actions implemented during 2008 and 2009 will have a positive impact on future operating results.

During the nine-month period ended September 30, 2008 Lionbridge recorded $427,000 of restructuring and other charges. The $427,000 of restructuring and other charges recorded in the nine-month period ended September 30, 2008 included $278,000 for workforce reductions in Europe consisting of 7 technical staff and 1 administrative staff, $96,000 recorded for vacated facilities, $53,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, recorded pursuant to the guidance of ASC 420. Of these charges, $357,000 related to the Company’s GLC segment, $45,000 related to the Interpretation segment and $25,000 related to the GDT segment. The Company made $1.6 million of cash payments in the nine-month period ended September 30, 2008; $1.5 million, $119,000 and $45,000 related to the GLC, GDT and Interpretation segments, respectively.

Stock Options

The Company has stock-based compensation plans for salaried employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock and stock units, and other stock-based awards. The plans are administered by the Nominating and Compensation Committee of the Board of Directors, which consists of non-employee directors.

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Stock Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. On May 1, 2009, the stockholders of the Company approved an amendment to the 2005 Plan increasing the maximum number of shares of common stock available for issuance under the 2005 Plan by 4,500,000 shares to 8,500,000 shares. At September 30, 2009, there were 3,939,704 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight-line basis over the option vesting period.

Lionbridge’s 1998 Stock Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. At September 30, 2009 there were no options available for future grant under the 1998 Plan. Options to purchase common stock under the 1998 Plan had been granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 1998 Plan vested over a four-year period: 25% of the option shares vested one year from the date of grant and the remaining option shares vested at the rate of 12.5% each six month period thereafter. Stock options granted under the 1998 Plan generally expire ten years (five years in certain cases) from the date of grant. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Restricted Stock Awards

Lionbridge issued 1,066,375 and 147,022 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2005 Stock Incentive Plan, in the nine-month period ended September 30, 2009 with a fair market value of $2.0 million. Of the total 1,213,397 shares of restricted common stock and restricted stock units issued in the nine-month period ended September 30, 2009, 1,119,875 have restrictions on disposition which lapse over four years from the date of grant on each anniversary date and 93,522 have restrictions on disposition which lapse over thirteen months from the date of grant.

Stock-based Compensation

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to ASC 718. Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $696,000 and $1.2 million for the three-month periods ended September 30, 2009 and 2008, respectively, and $2.8 million and $4.3 million for the nine-month periods ended September 30, 2009 and 2008, respectively, classified in the statement of operations line items as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$20,000	$23,000	$66,000	$77,000
Sales and marketing	108,000	182,000	417,000	602,000
General and administrative	542,000	971,000	2,202,000	3,552,000
Research and development	26,000	33,000	94,000	107,000

Total stock-based compensation expense	$696,000	$1,209,000	$2,779,000	$4,338,000

As of September 30, 2009, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.3 million and will be recognized over an estimated weighted average period of approximately 1.7 years. Lionbridge currently expects to amortize $3.9 million of unamortized compensation in connection with restricted stock awards outstanding as of September 30, 2009 over an estimated weighted average period of approximately 2.4 years.

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	68.9	68.8	68.3	68.8
Sales and marketing	7.1	7.1	7.6	7.2
General and administrative	18.3	19.0	19.4	19.0
Research and development	0.9	1.4	1.2	1.2
Depreciation and amortization	1.2	1.1	1.2	1.0
Amortization of acquisition-related intangible assets	1.4	1.8	1.5	1.8
Merger, restructuring and other charges	1.4	—	1.4	0.1

Total operating expenses	99.2	99.2	100.6	99.1

Income (loss) from operations	0.8	0.8	(0.6)	0.9
Interest expense:
Interest on outstanding debt	0.4	0.8	0.5	0.8
Amortization of deferred financing costs	—	—	—	—
Interest income	—	0.1	—	0.1
Other (income) expense, net	3.1	(1.1)	1.3	0.5

Income (loss) before income taxes	(2.7)	1.2	(2.4)	(0.3)
Benefit from income taxes	(1.7)	(1.6)	(0.2)	(0.2)

Net income (loss)	(1.0)%	(2.8)%	(2.2)%	(0.1)%

Revenue. The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
GLC	$71,033,000	73%	$81,839,000	72%	$204,129,000	72%	$262,837,000	74%
GDT	21,532,000	22%	25,919,000	23%	61,968,000	22%	73,228,000	20%
Interpretation	5,257,000	5%	6,532,000	5%	18,156,000	6%	20,748,000	6%

Total revenue	$97,822,000	100%	$114,290,000	100%	$284,253,000	100%	$356,813,000	100%

Revenue for the quarter ended September 30, 2009 was $97.8 million, a decrease of $16.5 million, or 14.4%, from $114.3 million for the quarter ended September 30, 2008. Revenue decline during the third quarter of 2009 in each of the GLC, GDT and Interpretation segments was $10.8 million, $4.4 million and $1.3 million, respectively, as compared to the quarter ended September 30, 2008. The Company’s decline in revenue was primarily driven by decreased demand as a result of the recessionary global economic environment and, in the GLC segment, also as a result of the strengthened U.S. Dollar as compared to the corresponding period of the prior year. The Company’s total revenue decreased approximately $13.6 million as a result of the global economic slowdown and approximately $2.9 million due to the strengthening of the U.S. Dollar against most foreign currencies. Lionbridge conducts a large portion of its business in international markets. Approximately 46% of its revenue for the quarter ended September 30, 2009 is denominated in foreign currencies. The principal foreign currency applicable to Lionbridge’s business is the Euro. Approximately 33% of revenue was denominated in Euro for the quarter ended September 30, 2009, and a majority of this revenue is concentrated in the GLC segment. During the quarter ended September 30, 2009, the U.S. Dollar strengthened significantly against most foreign currencies, in particular the Euro as compared to the corresponding period of the prior year. A fluctuation in foreign currency exchange rates primarily affects the GLC segment. Revenue for the nine months ended September 30, 2009 was $284.3 million, a decrease of $72.6 million, or 20.3%, from $356.8 million for the nine months ended September 30, 2008. Revenue decline during the nine months ended September 30, 2009 in each of the GLC, GDT and Interpretation segments was $58.7 million, $11.3 million and $2.6 million, respectively, as compared to the nine months ended September 30, 2008. As previously noted, the Company’s decline in revenue during the first nine months of 2009 as compared to the first nine months of 2008 was primarily due to decreased demand as a result of the recessionary global economic environment and as a result of the strengthened U.S. Dollar. The Company’s revenue decreased approximately $57.3 million as a result of the global economic slowdown and approximately $15.3 million due to the strengthening of the U.S. Dollar against most foreign currencies during the first nine months of 2009 as compared to the first nine months of 2008.

Revenue from the Company’s GLC segment was $71.0 million for the quarter ended September 30, 2009, a decrease of $10.8 million, or 13.2%, from $81.8 million for the quarter ended September 30, 2008. As compared to the quarter ended September 30, 2008, GLC revenue decreased approximately $8.0 million due to the global economic slowdown resulting in decreased demand for the Company’s services, particularly from existing customers and approximately $2.8 million due to the strengthening in the U.S. Dollar’s exchange rates, in particular against the Euro. The decrease in GLC revenue was partially offset by revenue from the continued ramp up of a new customer engagement during the quarter. For the nine months ended September 30, 2009, revenue from the Company’s GLC segment was $204.1 million, a decrease of $58.7 million, or 22.3%, from $262.8 million for the nine months ended September 30, 2008. As compared to the nine months ended September 30, 2008, GLC revenue decreased approximately $44.5 million as a result of the global economic slowdown and approximately $14.2 million due to the strengthened U.S. Dollar, as noted above.

Revenue from the Company’s GDT segment was $21.5 million for the quarter ended September 30, 2009, a decrease of $4.4 million, or 16.9%, from $25.9 million for the quarter ended September 30, 2008. For the nine months ended September 30, 2009, revenue from the Company’s GDT segment was $62.0 million, a decrease of $11.2 million, or 15.4%, from $73.2 million for the nine months ended September 30, 2008. The decrease in GDT revenue for the quarter and nine months ended September 30, 2009 was primarily due to decreased revenue from large programs with existing customers and the cancelation of certain engagements due to the global economic recession, partially offset by a new program with an existing customer. Revenue in the GDT business is not materially impacted by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation segment was $5.3 million for the quarter ended September 30, 2009, a decrease of $1.2 million, or 19.5%, from $6.5 million for the quarter ended September 30, 2008. For the nine months ended September 30, 2009, revenue from the Company’s Interpretation segment was $18.2 million, a decrease of $2.5 million, or 12.5%, from $20.7 million for the nine months ended September 30, 2008. The decrease in Interpretation revenue for the three and nine months ended September 30, 2009 was primarily due to the renewal of a contract for a large interpretation program with an existing customer that resulted in lower revenue. The Company expects that the revenue levels associated with this renewal will continue at the current levels into the foreseeable future. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client engagements. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the three and six-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30, 2009	% Change Q3 08 to Q3 09	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	% Change Nine Months 08 to Nine Months 09	Nine Months Ended September 30, 2008
GLC:
Cost of revenue	$48,838,000	(15.0)%	$57,487,000	$139,647,000	(24.1)%	$183,973,000
Percentage of revenue	68.8%		70.2%	68.4%		70.0%
GDT:
Cost of revenue	13,969,000	(13.9)%	16,231,000	40,560,000	(11.8)%	45,987,000
Percentage of revenue	64.9%		62.6%	65.5%		62.8%
Interpretation:
Cost of revenue	4,577,000	(7.0)%	4,922,000	14,053,000	(9.2)%	15,476,000
Percentage of revenue	87.1%		75.4%	77.4%		74.6%

	Three Months Ended September 30, 2009	% Change Q3 08 to Q3 09	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	% Change Nine Months 08 to Nine Months 09	Nine Months Ended September 30, 2008
Total cost of revenue	$67,384,000		$78,640,000	$194,260,000		$245,436,000

Percentage of revenue	68.9%		68.8%	68.3%		68.8%

For the quarter ended September 30, 2009, as a percentage of revenue, cost of revenue increased slightly to 68.9% as compared to 68.8% for the quarter ended September 30, 2008. The slight increase was primarily the result of decreased revenue levels in the third quarter of 2009 as compared to the third quarter of 2008, particularly in the Interpretation segment. The decrease in revenue levels were offset by the cost saving initiatives implemented in 2008, benefits realized from the restructuring activities initiated in the beginning of 2009, the strengthening of the U.S. Dollar against most foreign currencies, particularly the Euro, and continued benefits of the deployment and use of Lionbridge’s language management technology platform.

Each segment provides distinctive services with different gross margins. For the quarter ended September 30, 2009, GLC, GDT and Interpretation accounted for approximately 72.6%, 22.0% and 5.4% of the total revenue. For the quarter ended September 30, 2008 GLC, GDT and Interpretation accounted for approximately 71.6%, 22.7% and 5.7% of the total revenue.

For the quarter ended September 30, 2009, cost of revenue decreased $11.2 million, or 14.3%, to $67.4 million as compared to $78.6 million for the corresponding period of the prior year. The decrease was primarily associated with the $16.5 million decrease in revenue as compared to the corresponding period of the prior year. The decrease also includes approximately $3.7 million due to the strengthened U.S. Dollar against most foreign currencies, particularly the Euro. For the nine months ended September 30, 2009, cost of revenue was $194.3 million, a decrease of $51.1 million, or 20.9%, as compared to $245.4 million for the same period of 2008. This decrease was primarily associated with the $72.6 million decrease in revenue as compared to the nine months ended September 30, 2008. Approximately $18.3 million of the decrease is attributable to strengthened U.S. Dollar against certain currencies as noted above.

For the quarter ended September 30, 2009, cost of revenue as a percentage of revenue in the Company’s GLC segment decreased to 68.8% as compared to 70.2% for the quarter ended September 30, 2008. Cost of revenue decreased $8.7 million to $48.8 million compared to $57.5 million for the same quarter of the prior year. The decrease in cost is primarily associated with the $10.8 million decrease in revenue as compared to the corresponding period of the prior year. The decrease also includes approximately $3.3 million of cost reduction due to the strengthened U.S. Dollar against most foreign currencies, particularly the Euro. For the nine months ended September 30, 2009, cost of revenue as a percentage of revenue in the Company’s GLC segment decreased to 68.4% as compared to 70.0% for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, GLC cost of revenue decreased $44.3 million to $139.6 million as compared to $184.0 million for the corresponding period of the prior year. This decrease is primarily associated with the $58.7 million decrease in revenue as compared to the corresponding period of the prior year. The decrease also includes approximately $16.0 million of cost reduction due to the strengthened U.S. Dollar against most foreign currencies, as compared to the nine months ended September 30, 2008.

For the quarter ended September 30, 2009, cost of revenue as a percentage of revenue in the Company’s GDT segment increased to 64.9% as compared to 62.6% for the quarter ended September 30, 2008. The increase in cost of revenue as a percentage of revenue was primarily due to work mix variance in services and incremental reimbursable expenses related to a new program with an existing customer, partially offset by the strengthening of the U.S. Dollar against the Indian Rupee and the Euro in the quarter ended September 30, 2009 as compared to the same period of the prior year. For the quarter ended September 30, 2009, GDT cost of revenue decreased $2.3 million, or 13.9%, to $14.0 million as compared to $16.2 million for the corresponding quarter of the prior year. This decrease was primarily associated with the $4.4 million decrease in revenue period-over-period. The decrease also includes approximately $378,000 due to the strengthening of the U.S. Dollar against foreign currencies as noted above. For the nine months ended September 30, 2009, cost of revenue as a percentage of revenue in the Company’s GDT segment increased to 65.5% as compared to 62.8% for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, cost of revenue was $40.6 million, a decrease of $5.4 million, or 11.8%, as compared to $46.0 million for the same period of 2008. This decrease was primarily associated with the $11.3 million decrease in revenue as compared to the nine months ended September 30, 2008. The decrease includes approximately $1.9 million due to the strengthening of the U.S. Dollar against foreign currencies as noted above.

For the quarter ended September 30, 2009, cost of revenue as a percentage of revenue in the Company’s Interpretation segment increased to 87.1% as compared to 75.4% for the quarter ended September 30, 2008. The increase is primarily due to decreased revenue levels, pricing and work mix variations in services as compared to the corresponding quarter of the prior year, in large part due to the terms of a contract renewal with an existing customer. For the quarter ended September 30, 2009, Interpretation cost of revenue decreased $345,000, or 7.0%, to $4.6 million as compared to $4.9 million for the corresponding quarter of the prior year. This decrease was primarily associated with the $1.3 million decrease in revenue period-over-period. For the nine months ended September 30, 2009, cost of revenue as a percentage of revenue in the Company’s Interpretation segment increased to 77.4% as compared to 74.6% for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, cost of revenue was $14.1 million, a decrease of $1.4 million, or 9.2%, as compared to $15.5 million for the same period of 2008. This decrease was primarily associated with the $2.6 million decrease in revenue as compared to the nine months ended September 30, 2008. The Company’s Interpretation segment is not materially impacted by foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation/CRM system expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total sales and marketing expenses	$6,921,000	$8,059,000	$21,636,000	$25,779,000
Decrease from prior year	1,138,000		4,143,000
Percentage of revenue	7.1%	7.1%	7.6%	7.2%

Sales and marketing expenses decreased $1.1 million, or 14.1%, and $4.1 million, or 16.1%, respectively, for the three and nine months ended September 30, 2009 as compared with the corresponding periods of 2008. As a percentage of revenue, sales and marketing expenses remained consistent at 7.1% for the three months ended September 30, 2009 as compared to the same period of the prior year. For the nine months ended September 30, 2009, sales and marketing expenses, as a percentage of revenue, increased to 7.6% as compared to 7.2% for the nine months ended September 30, 2008. This increase is primarily associated with the $72.6 million decrease in revenue for the nine months ended September 30, 2009, as compared to the corresponding period of the prior year. Approximately $244,000 and $1.4 million of the decrease in sales and marketing expenses for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding periods of the prior year, is due to the strengthening of the U.S. Dollar against foreign currencies.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total general and administrative expenses	$17,909,000	$21,737,000	$55,154,000	$67,719,000
Decrease from prior year	3,828,000		12,565,000
Percentage of revenue	18.3%	19.0%	19.4%	19.0%

General and administrative expenses decreased $3.8 million, or 17.6%, for the three months ended September 30, 2009 as compared with the corresponding period of 2008. The majority of this decrease is the result of cost saving initiatives implemented during 2008 and 2009, primarily employee compensation and benefits, and lower stock-based compensation expense. In addition, approximately $852,000 of the decrease is attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro and Indian Rupee. As a percentage of revenue, general and administrative expenses decreased to 18.3% for the quarter ended September 30, 2009, as compared to 19.0%, for the same period of the prior year. This decrease is primarily the result of the cost saving initiatives implemented during 2008 and 2009.

General and administrative expenses decreased $12.6 million, or 18.6%, for the nine months ended September 30, 2009 as compared with the corresponding period of 2008. The majority of this decrease is the result of cost saving initiatives implemented during 2008 and early 2009, primarily employee compensation and benefits, and lower stock-based compensation expense. In addition, approximately $4.4 million of the decrease is attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro and Indian Rupee. Approximately 60.0% of general and administrative expenses are denominated in non-U.S. Dollars, primarily the Euro and Indian Rupee. The majority of these expenses related to rent and compensation expense in the nine months September 30, 2009. As a percentage of revenue, general and administrative expenses increased to 19.4% for the nine months ended September 30, 2009, as compared to 19.0%, for the same period of the prior year. This increase is primarily associated with the $72.6 million decrease in revenue as compared to the corresponding period of the prior year.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total research and development expense	$919,000	$1,634,000	$3,200,000	$4,083,000
Decrease from prior year	715,000		883,000
Percentage of revenue	0.9%	1.4%	1.2%	1.2%

Research and development expenses decreased $715,000 and $883,000 for the three and nine months ended September 30, 2009, respectively, as compared with the corresponding periods of 2008. Approximately $52,000 and $326,000 of the decrease for the three and nine months ended September 30, 2009, respectively, is attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro and Indian Rupee, as compared to the same periods of the prior year. The remainder of the decrease in research and development expenses is primarily the result of cost saving initiatives implemented during 2008 and 2009.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total depreciation and amortization expense	$1,155,000	$1,242,000	$3,450,000	$3,653,000
Decrease from prior year	87,000		203,000
Percentage of revenue	1.2%	1.1%	1.2%	1.0%

Depreciation and amortization expense remained consistent at $1.2 million for the quarter ended September 30, 2009, as compared to the same period of the prior year. For the nine months ended September 30, 2009, depreciation and amortization expense decreased by $203,000 to $3.5 million, as compared to $3.7 million for the nine months ended September 30, 2008. This decrease is primarily attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro and Indian Rupee, as compared to the same periods of the prior year.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months ended September 30, 2009 and 2008 of $1.4 million and $2.1 million, respectively, and for the nine months ended September 30, 2009 and 2008 of $4.1 million and $6.3 million, respectively, relates solely to the amortization of identifiable intangible assets acquired from BGS. The $724,000 and $2.2 million decreases of amortization expense in the three and nine-month periods ended September 30, 2009 as compared to the corresponding periods of the prior year is due to the intangible assets related to BGS acquired customer relationships and contracts which were fully amortized as of December 31, 2008.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the quarter ended September 30, 2009 of $470,000 decreased $491,000 from $961,000 for the quarter ended September 30, 2008. The decrease reflects the impact of an approximately $32.0 million lower average borrowings during the quarter, year-over-year, coupled with lower interest rates. Interest expense for the nine months ended September 30, 2009 of $1.6 million decreased $1.5 million from $3.1 million for the nine months ended September 30, 2008. The decrease reflects the impact of an approximately $26.1 million lower average borrowings during the nine month period year-over-year coupled with lower interest rates.

Other (Income) Expense, Net. The Company recognized $3.0 million and $3.7 million in other expense, net, in the three and nine months ended September 30, 2009, respectively, as compared to $1.3 million in other income, net and $1.6 million in other expense, net, in the corresponding periods of the prior year. The variations are primarily attributable to the variances among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of prior year. Lionbridge also recorded net realized and unrealized foreign currency losses of $3.2 million and $324,000 on forward contracts in the three and nine-month periods ended September 30, 2008. In addition, Lionbridge recorded an other expense of $1.2 million in the three-month period ended September 30, 2009 relating to the reduction of an indemnification receivable related to indemnified reserves for uncertain tax positions related to the BGS acquisition. A corresponding $1.2 million benefit has been recorded in the provision for income taxes for the reduction of the indemnified reserves.

Provision for Income Taxes. The following table shows the provision (benefit) for income taxes expense in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total provision (benefit) for income taxes	$(1,612,000)	$(1,846,000)	$(404,000)	$(629,000)
Increase from prior year	234,000		225,000
Percentage of revenue	(1.7)%	(1.6)%	(0.2)%	(0.2)%

The benefit for income taxes consists primarily of the release of reserves for uncertain tax positions, net of taxes resulting from profits in foreign jurisdictions, assessments from foreign tax authorities, and taxes, interest and penalties associated with uncertain tax positions. The tax provision increased $234,000 to a benefit of $1.6 million for the quarter ended September 30, 2009 from a benefit of $1.8 million in the corresponding quarter of the prior year and increased $225,000 for the nine months ended September 30, 2009 from the corresponding period of the prior year. The increase for the quarter ended September 30, 2009, as well as the comparable nine-month period, is primarily due to differences in discrete items recorded in foreign jurisdictions.

Liquidity and Capital Resources

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At September 30, 2009, $31.7 million was outstanding with an interest rate of 2.0%.

The following table shows cash and cash equivalents and working capital at September 30, 2009 and at December 31, 2008:

	September 30, 2009	December 31, 2008
Cash and cash equivalents	$24,170,000	$37,978,000
Working capital	36,365,000	57,163,000

Lionbridge’s working capital decreased $20.8 million to $36.4 million at September 30, 2009, as compared to $57.2 million at December 31, 2008. The decrease was primarily due to a decrease in cash and cash equivalents and accounts receivable, offset by a decrease in accrued compensation and benefits, accrued expenses and other current liabilities and deferred revenue. The decrease in accounts receivable was primarily due to the continuous effort of accelerated billing and collections, as well as a slowdown in revenue in the first nine months of 2009, due to the declining economic environment year-over-year.

As of September 30, 2009, cash and cash equivalents totaled $24.2 million, a decrease of $13.8 million from $38.0 million at December 31, 2008. This decrease was primarily due to cash used to pay down $24.0 million of long-term debt, $1.9 million to purchase property and equipment, which was offset by $11.0 million of cash provided by operating activities.

Accounts receivable and work in process totaled $72.9 million at September 30, 2009, a decrease of $12.2 million as compared to $85.1 million at December 31, 2008. Other current assets decreased $365,000 to $9.3 million as of September 30,

2009 as compared to $9.6 million at December 31, 2008. Current liabilities totaled $69.9 million at September 30, 2009, a decrease of $5.6 million as compared to $75.5 million at December 31, 2008. These changes were driven by the net impact of accelerated billing and collections, as well as a slowdown in revenue in the nine-month period ended September 30, 2009, due to the declining economic environment year-over-year. In addition, during the second quarter of 2009, Lionbridge negotiated shorter payment terms with a major customer for the remainder of the year. As a result, cash and accounts receivable during the second quarter of 2009 reflect the impact of this temporary adjustment in payment terms.

The following table shows the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the nine months ended September 30, 2009 and 2008, respectively:

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$11,008,000	$16,778,000
Net cash used in investing activities	(1,862,000)	(6,372,000)
Net cash used in financing activities	(24,123,000)	(16,097,000)

Net cash provided by operating activities was $11.0 million for the nine months ended September 30, 2009, as compared to $16.8 million for the corresponding period of the prior year. The $11.0 million cash provided by operating activities was due to a net loss of $6.3 million (inclusive of $10.0 million in depreciation, amortization, stock-based compensation and other non-cash expenses), a $13.6 million net decrease in accounts receivable and work in process, reflecting improved cash management in the nine-month period ended September 30, 2009 as compared to the corresponding period of 2008, a $1.4 million decrease in other operating assets, a $5.3 million decrease in accounts payable, accrued expenses and other operating liabilities, and a $2.5 million decrease in deferred revenue.

In the nine months ended September 30, 2008, net cash provided by operating activities was $16.8 million. The $16.8 million cash provided by operating activities was due to a net loss of $362,000 (inclusive of $13.2 million in depreciation, amortization, stock-based compensation and other non-cash expenses, including realized and unrealized foreign currency losses on forward contracts of $324,000), a $12.8 million net decrease in accounts receivable and work in process, a $597,000 decrease in other operating assets, a $2.0 million decrease in accounts payable, accrued expenses and other operating liabilities, and a $7.5 million decrease in deferred revenue. Lionbridge has not experienced any significant trends in accounts receivable and work in process other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities decreased $4.5 million to $1.9 million for the nine months ended September 30, 2009, as compared to $6.4 million of net cash used in investing activities for the corresponding period of the prior year. The primary investing activity in the nine months ended September 30, 2009 was $1.9 million for the purchase of property and equipment.

In the nine months ended September 30, 2008, net cash used in investing activities was $6.4 million. The primary investing activity in the nine months ended September 30, 2008 was $6.8 million for the purchase of property and equipment, $49,000 net payments on foreign currency forward contracts, and a purchase price reimbursement from Bowne & Co., Inc. of $444,000.

Net cash used in financing activities for the nine months ended September 30, 2009 was $24.1 million, an increase of $8.0 million as compared to $16.1 million of net cash used in financing activities for the corresponding period of 2008. Cash used in financing activities consisted of $24.0 million of payments of long-term debt, $3.5 million of payments of short-term debt, $126,000 for payments of capital lease obligations, $3,000 of proceeds from the issuance of common stock under option plans, and $3.5 million of proceeds from the issuance of short-term debt.

In the nine months ended September 30, 2008, net cash used in financing activities was $16.1 million. Cash used in financing activities consisted of $4.3 million of payments for the repurchase of shares, $12.1 million of payments of long-term debt, $8.9 million of payments of short-term debt, $76,000 for payments of capital lease obligations, and $378,000 of proceeds from the issuance of common stock under option plans, and $8.9 million of proceeds from the issuance of short-term debt.

Lionbridge anticipates that its present cash and cash equivalents position and available financing under its Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future. However, due to current economic and market conditions as well as the instability in the U.S. and worldwide credit markets, the Company may not be able to access additional debt financing on the same or substantially similar terms as those in the Credit Agreement. To the extent that capital recoveries or operating results are less than expected, management is committed to pursuing alternative financing arrangements or reducing expenditures as necessary to meet the Company’s cash requirements through 2009 and in 2010. As of September 30, 2009, the Company was in compliance with all debt covenants and expects to remain in compliance for the upcoming year.

Contractual Obligations

As of September 30, 2009, there were no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In January 2007, Lionbridge adopted ASC 740 which resulted in an increase to the Company’s income tax liabilities of approximately $185,000 to $1.5 million from the amount recorded at December 31, 2006. Tax provisions during the nine months ended September 30, 2009, primarily related to taxes and accrued interest, have increased these balances by $103,000 to $3.5 million.

Additionally, in connection with the acquisition of BGS, the Company has recorded a reserve for uncertain tax positions of approximately $4.0 million related to tax liabilities accruing on or prior to the acquisition date of September 1, 2005 that Bowne & Co., Inc. agreed to indemnify. As of September 30, 2009 the reserve for uncertain tax positions balance is approximately $1.8 million. Accordingly, the Company adjusted its balance sheet by recording a long-term Indemnification Receivable and related reserve for uncertain tax positions for this amount. The timing of settlement of these tax liabilities is uncertain at this time.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In December 2007, the FASB revised ASC 805, “Business Combinations” (“ASC 805”), to establish principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This revision is effective for fiscal years beginning after December 15, 2008. The adoption of this revision did not have an impact on the Company’s financial position and results of operations.

In March 2008, the FASB revised ASC 815, “Derivatives and Hedging” (“ASC 815”), an amendment of prior guidance, to require enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under the standard, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. This revision is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this revision did not have a material impact on the Company’s financial position, results of operations or liquidity.

In April 2009, the FASB revised ASC 825, “Financial Instruments” (“ASC 825”), to require disclosure in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by the guidance. This revision is effective for interim reporting periods ending after June 15, 2009. The adoption of this revision did not have a material impact on the Company’s financial statements.

In April 2009, the FASB revised ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), to clarify the interaction of the factors that should be considered when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability (or similar assets or liabilities). If there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This revision is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. The adoption of this revision did not have a material impact on the Company’s financial statements.

In May 2009, the FASB revised ASC 855, “Subsequent Events” (“ASC 855”), to set forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This revision is effective for interim and annual periods ending after June 15, 2009. The adoption of this revision did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). ASC 105 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13 which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASC 605 will be effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of September 30, 2009, $31.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $63,000 impact on the Company’s interest expense based on the $31.7 million outstanding at September 30, 2009 with an interest rate of 2.0%. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2008, the notional amount decreased to $15.0 million and on July 31, 2009, the notional amount decreased to $10.0 million. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. The fair value of the interest rate derivative was a liability of $409,000 at September 30, 2009. A hypothetical 10% increase or decrease in interest rates would have approximately a $4,000 impact on the derivative’s fair value. The interest rate swap is designated as a cash flow hedge under ASC 815 and there is no hedge ineffectiveness at September 30, 2009. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits and investments in money market funds that have maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, 67% and 64% of its costs and expenses for the nine-month periods ended September 30, 2009 and 2008, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 11% and 18% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of September 30, 2009 and December 31, 2008, respectively, while 9% and 8% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of September 30, 2009 and December 31, 2008, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $41.4 million and $27.4 million as of September 30, 2009 and December 31, 2008, respectively. The principal foreign currency applicable to our business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash and cash equivalents, accounts receivable and accounts payable) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have one-month terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at September 30, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 25, 2009, the parties advised the District Court that they have reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Several objectors have since appealed the order approving the settlement, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

Item 1A.	Risk Factors

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 13, 2009 (SEC File No. 000-26933) (the “2008 Annual Report”) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. There have been no material changes in Lionbridge’s risk factors from those disclosed in Lionbridge’s 2008 Annual Report, except as set forth below.

Currently a majority of Lionbridge’s revenue is generated from customers located outside the United States, and a substantial portion of its assets, including employees, are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. The U.S. federal government has recently announced initiatives that would substantially reduce the Company’s ability to defer U.S. taxes including: repeal deferral of U.S taxation of foreign earnings, eliminate utilization or substantially reduce its ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the United States. If any of these proposals are constituted into legislation they could have a negative impact on the Company’s financial position and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2009, the Company withheld 24,216 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 1, 2009 – July 31, 2009	477	$2.54
August 1, 2009 – August 31, 2009	18,976	$2.73
September 1, 2009 – September 30, 2009	4,763	$2.71

Total	24,216	$2.72

In addition, upon the termination of employees during the quarter ended September 30, 2009, 169,125 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended September 30, 2009:

Period	Total Number of Shares Forfeited
July 1, 2009 – July 31, 2009	169,125

Total	169,125

Item 6.	Exhibits

(a) Exhibits.

10.1*	Termino de Contrato, Finiquito y Contrato de Arrendamiento (Lease) dated July 27, 2009, between Union Investment Chile V S.A. and Lionbridge Chile Traducciones Limitada.

10.2*	Lease dated August 18, 2009, between Lambhar Singh Rai and Sukhjit Kaur Rai and Cosmic Concepts Limited and Lionbridge (UK) Limited.

10.3*	Underlease dated August 19, 2009, between The Secretary of State for Environment Food and Rural Affairs, Lionbridge (UK) Limited, and Lionbridge Technologies, Inc.

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ DONALD M. MUIR
Donald M. Muir
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: November 9, 2009

Exhibit Index

Exhibit Number	Description

10.1 *	Termino de Contrato, Finiquito y Contrato de Arrendamiento (Lease) dated July 27, 2009, between Union Investment Chile V S.A. and Lionbridge Chile Traducciones Limitada.

10.2 *	Lease dated August 18, 2009, between Lambhar Singh Rai and Sukhjit Kaur Rai and Cosmic Concepts Limited and Lionbridge (UK) Limited.

10.3 *	Underlease dated August 19, 2009, between The Secretary of State for Environment Food and Rural Affairs, Lionbridge (UK) Limited, and Lionbridge Technologies, Inc.

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.