Form 10-K
period 2009-12-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2010-03-16
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2 (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒

Non-accelerated filer  ☐    (Do not check if small reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2009, was approximately $98.7 million (based on the closing price of the registrant’s Common Stock on June 30, 2009, of $1.84 per share).

The number of shares outstanding of the registrant’s $.01 par value Common Stock as of February 28, 2010 was 59,596,022.

DOCUMENTS INCORPORATED BY REFERENCE

Lionbridge intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2009. Portions of such proxy statement are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2009

PART I

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties. Lionbridge makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 1A “Risk Factors.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Unless the context otherwise requires, all references to “Lionbridge,” “we,” “our,” “us,” or “our company” in this Annual Report on Form 10-K refer to Lionbridge Technologies, Inc., a Delaware corporation, and its subsidiaries.

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

Global Development and Testing (“GDT”): Through its GDT solutions, Lionbridge develops, re-engineers and optimizes IT applications and performs testing to ensure the quality, interoperability, usability, relevance and performance of clients’ software, search engines, consumer technology products, web sites, and content. Lionbridge’s testing services, which are offered under the VeriTest brand, also include product certification and competitive analysis. Lionbridge has deep domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model.

Interpretation:    Lionbridge provides interpretation services for government business and healthcare organizations that require experienced linguists to facilitate communication. Lionbridge provides interpretation communication services in more than 360 languages and dialects, including onsite interpretation, over-the-phone interpretation and interpreter testing, training, and assessment services.

Lionbridge provides a full suite of language, testing and development outsourcing services to businesses in diverse end markets including technology, mobile and electronics, life sciences, consumer, publishing, manufacturing, automotive and government. Lionbridge’s solutions include product localization and content translation; content and eLearning courseware development; technical writing services; interpretation services; application development and maintenance; software and hardware testing; multilingual search optimization and relevance; product certification and competitive analysis. Lionbridge’s services enable global organizations to increase market penetration and speed adoption of global content and products, enhance return on enterprise application investments, increase workforce productivity and reduce costs.

Lionbridge provides the following core benefits to clients:

Global Scale.    With approximately 4,200 employees worldwide, Lionbridge operates translation, testing and development solution centers in 26 countries. Lionbridge leverages its global resources and proven program management capabilities to provide client delivery teams that are designed to have the optimal technical, linguistic and industry expertise and skills to meet each client’s specific needs. Lionbridge’s global infrastructure enables Lionbridge to deliver high-value, cost-effective services and to meet its clients’ budgetary and geographic requirements.

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

In-Country Knowledge and Expertise.    Lionbridge service offerings are based on the Company’s ability to manage a network of pre-qualified, in-country, at-home and mobile workers. The Company has assembled a network of more than 36,000 translators, interpreters, and subject-matter experts. Lionbridge’s network of independent workers now includes a team of more than 50,000 qualified bi-lingual Web raters in more than 100 countries. This comprehensive network of independent, on-demand workers allows the Company to provide its clients with the optimal combination of in-country, local knowledge and global expertise in technology, content and internet search results. As a result, clients can efficiently deliver products and web content that are technically, linguistically and culturally relevant for their target buyers worldwide.

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

Content Translation.    Lionbridge adapts web content, interactive media, and marketing information to meet cultural, linguistic and business requirements of international markets. Lionbridge provides multilingual content services which include translating and maintaining its clients’ web-based content, eLearning courseware and training materials, technical support, and sales and marketing information. Lionbridge content translation services help organizations effectively communicate with their customers, partners and employees on a worldwide basis. By utilizing technology and integrating with its clients’ content management processes and systems, Lionbridge is able to manage the translation process in an automation-assisted manner for large volumes of content. Lionbridge combines technical writing and translation expertise, design and production capabilities, program management, standards-based automation technology and process optimization techniques to provide high-quality, client-specific solutions for multilingual content.

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

Content Development.    Content development is the creation, design and deployment of content and related assets including rich media, text, images, and animations. Lionbridge provides content development solutions, including technical authoring, eLearning courseware development, and production and integration of content within a technology platform. As part of this solution, Lionbridge creates content, develops and integrates applications for authoring and managing content, delivers courses, and tracks user interaction within an interactive content application.

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

Lionbridge GLC services use Logoport™, Lionbridge’s proprietary, internet-architected translation memory application that simplifies translation management. This hosted application makes it easier for translators to collaborate, share knowledge, and deliver consistent, high-quality results. Lionbridge GLC services also incorporate Freeway™, Lionbridge’s advanced internet-based language platform. Freeway supports efficient, high quality translation and includes a collaboration portal for all project participants, a repository connector to select, extract and route content for localization, and process automation tools. Lionbridge believes that its Logoport and Freeway technologies enable clients to better manage their language assets on a real-time basis. As a result, Lionbridge increases the quality of multilingual content, enables the translation process to be more efficient and minimizes translation costs as client programs grow in scope and duration. This technology-based approach to client programs allows Lionbridge to increase its opportunities for recurring clients and enhances its ability for margin growth.

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

Multilingual Search Relevance and Optimization.    Lionbridge provides specialized search relevance quality assurance services for clients with global search engines and online advertising initiatives. Lionbridge’s multilingual search relevance solutions enable clients to improve their search engine performance and deliver better quality and more relevant search results for queries generated in each of the client’s target global markets. Lionbridge’s multilingual search optimization solutions enable companies to optimize online content to ensure effective placement in search engine results. To deliver these solutions, Lionbridge identifies and recruits teams of independent, in-country contractors that test the relevancy of search results for each target locale as well as the usability of specific content within the client’s website. This service offering builds on Lionbridge’s skills for managing on-demand resources across a wide range of global markets. The community is managed by Lionbridge program and project managers to ensure the search engine results and web content are consistent with user expectations. Ultimately clients use this information to drive increased revenue growth through relevant advertising.

Interpretation Services

Lionbridge provides interpretation services for government business and healthcare organizations that require experienced linguists to facilitate communication. Lionbridge provides interpretation communication services in more than 360 languages and dialects, including onsite interpretation, over-the-phone interpretation and interpreter testing, training, and assessment services.

For one government organization, Lionbridge provides telephonic interpretation services, onsite interpretation services and translation services during interviews of individuals seeking asylum or protection from removal to their home countries. As a result, Lionbridge believes that this government organization can promote greater reliability in understanding and evaluating claims. For a large healthcare information service provider, Lionbridge provides interpretation services that link patients with interpreters who translate the confidential communications between the patients and healthcare providers. Lionbridge believes that this enables the healthcare information provider to effectively and efficiently service its total of approximately 500 non-English speaking users per month.

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

Clients

Lionbridge clients are predominantly Global 2000 companies in the technology, mobile and electronics, life sciences, consumer, publishing, manufacturing, automotive and government industries. Lionbridge provided services in excess of $50,000 to approximately 400 clients worldwide for the year ended December 31, 2009. The following companies are representative Lionbridge clients, each of whom purchased more than $2.0 million in services from Lionbridge in the year ended December 31, 2009:

Adobe	HP	Philips
Canon	Johnson & Johnson	Porsche
The Court Services	Merck	Rolls Royce
Dell	Microsoft	Samsung
U.S. Department Of Justice	Motorola	Siemens
EMC	Nokia	Sony
Expedia	Oracle	Verizon
Golden Ventures	PTC
Google	Pearson

In 2009, 2008 and 2007, Microsoft accounted for 21%, 20% and 21% of total revenue, respectively. No other client accounted for greater than 10% of total revenue in 2009, 2008 and 2007. Lionbridge’s ten largest clients accounted for 57%, 55% and 52% of revenue in 2009, 2008 and 2007, respectively.

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

—

Localization or translation services and technology providers such as SDL International plc, Translations.com, Welocalize and Moravia as well as the multiple regional vendors of translation services specializing in specific languages in various geographic areas; and

—

Information Technology consulting and software development and testing services organizations such as Beyondsoft, Persistent Systems Ltd., Ness Technologies, Wipro Ltd., and Symphony Services that provide outsourced Application Development and Management and testing services.

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

Government Contracts

Many of Lionbridge’s customers within its interpretation segment are government entities. Lionbridge is party to two contracts with the U.S. government which account for a material portion of the Company’s Interpretation revenues. Both of these contracts were renewed for multi-year terms in 2009. In the past, Lionbridge has typically been successful in maintaining existing relationships with government entities; however, there is no guarantee that it may continue to do so in the future. In addition, government entities often reserve the right to change the scope of engagements with limited notice, for lack of approved funding or at their convenience.

Intellectual Property Rights

Lionbridge’s success is dependent, in part, upon its proprietary methodologies and practices, including its machine translation, Freeway and Logoport technologies, its Translation Workspace language platform, its proprietary linguistic testing practices and methodologies, its language assets and other intellectual property rights. Lionbridge has patents or patent applications pending relating to its language automation translation memory engine and Logoport technology and believes that the duration of these patents is adequate relative to the expected lives of their applications. Lionbridge relies on a combination of trade secret, license, nondisclosure and other contractual agreements, and copyright and trademark laws to protect its intellectual property rights. Existing trade secret and copyright laws afford Lionbridge only limited protection. Lionbridge enters into confidentiality agreements with its employees, contractors and clients, and limits access to and distribution of Lionbridge’s and Lionbridge’s clients’ proprietary information. Lionbridge cannot assure that these arrangements will be adequate to deter misappropriation of its proprietary information or that it will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Human Resources

As of December 31, 2009, Lionbridge had approximately 4,200 full-time equivalent employees. Of these, 3,600 were consulting and service delivery professionals and 600 were management and administrative personnel performing sales, operations, marketing, process and technology, research and development, finance, accounting, and administrative functions.

Lionbridge has employees in Norway, Poland and Finland who are represented by trade unions, and there are works councils in the Netherlands, France, Germany, Denmark, Finland, and Spain. Lionbridge has never experienced a work stoppage and believes that its employee relations are good.

Climate Change

Lionbridge conducts its operations in 26 countries and accordingly, is subject to the laws and regulations of each of those countries, many of which have announced or enacted initiatives designed to reduce carbon emissions in the atmosphere. Lionbridge’s business does not involve manufacturing or other processes that are significant contributors to excessive carbon emissions and does not believe its current operating model requires modification in order to comply with these regulations. Lionbridge has a robust program of tele-commuting among its world-wide workforce which results in a reduced global footprint due to reduced office and infrastructure occupancy and reduced commuting costs and emissions.

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

As demand for Lionbridge’s services is sensitive to changes in the level of economic activity, its business may suffer during an economic downturn or recession. As economic activity begins to slow down, companies may cancel or delay projects or engagements, resulting in decreased demand for our services. Significant declines in demand, or delays in project engagements, would result in lower revenues and impact the timing of revenues, as well as adversely affect profitability. More generally, the unfavorable changes in global economic conditions that commenced in late 2008 and persisted during 2009, including recession, inflation, fluctuating energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S., have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown including a recession. If the economic climate in the U.S. and abroad does not improve from its current condition or continues to deteriorate, there could be a continuation of the negative impact on business and customer spending patterns. More specifically, Lionbridge’s customers or potential customers may cancel, reduce or delay their purchases of our services or payment for such services, which would adversely impact our revenues, collections of customer receivables and ultimately our profitability.

Continued tightening of credit in financial markets also adversely affects the ability of customers to obtain financing for their operations and could result in a decrease in or cancellation of orders for Lionbridge’s services. There is no assurance that government responses to the disruptions in the financial markets will fully restore business and consumer confidence, stabilize the markets or increase liquidity and the availability of credit. In addition, during economic downturns companies may slow the rate at which they pay their vendors or become unable to pay their debts as they become due. If any of our significant clients do not pay amounts owed to us in a timely manner or becomes unable to pay such amounts to us at a time when we have substantial amounts receivable from such client, reserves for doubtful accounts and write-offs of accounts receivable may increase, and in turn our cash flow and profitability may suffer.

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

A significant portion of Lionbridge’s revenue is linked to the product release cycles and production schedules of its clients, and, in particular, to certain key clients. The concentration of Lionbridge’s revenue among these key clients may increase revenue in the future. As a result, Lionbridge performs varying amounts of work for specific clients from year-to-year based on their product release cycles and production schedules. A major client in one year may not have use for a similar level of Lionbridge’s services in another year. In addition, Lionbridge derives a significant portion of its revenues from large projects and programs for a limited number of large clients. Although we generally enter into long-term contracts with our clients, our contracts generally allow our clients to terminate the contract early. There can be no assurance that we will be able to retain these major clients or that, if we were to lose one or more of our major clients, we would be able to replace such clients with clients that generate a comparable amount of revenues. A number of factors could cause us to lose business or revenue from a client, and some of these factors are not predictable and are beyond our control. For example, a client may demand price reductions, change its procurement strategy, move work in-house or reduce previously forecasted demand. In addition, the volume of work we perform for specific clients may vary from year to year or quarter to quarter, or may be dependent on customer release cycles. In most cases, if a client terminates its contract with us or does not meet its forecasted demand, we have no contractual recourse even if we have hired and trained service professionals to provide services to the client. Consequently, the loss of one or more of our major clients, or the inability to generate anticipated revenues from them, would have a material adverse effect on our business, results of operations and financial condition. Future revenue growth will depend on our success selling additional services to our large clients and expanding our client base.

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

For the years ended December 31, 2009 and 2008, Lionbridge’s largest client accounted for 21% and 20% of its revenue, respectively, and its five largest clients accounted for approximately 46% and 43% of its revenue, respectively. As a result, the loss of any major client or a significant reduction in a large project’s scope could materially reduce Lionbridge’s revenue and cash flow, and adversely affect its ability to maintain profitability.

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

Lionbridge’s business may be impacted by the performance of its clients.

The recent global economic environment has altered customer demand for Lionbridge’s services and made customers more cautious and conservative in their decisions to procure Lionbridge’s service offerings. The global recession has had a negative impact on the revenue of many of Lionbridge’s customers and caused them to delay and alter their introduction of new product offerings. Accordingly, customer demand for Lionbridge’s services may not return to the levels that existed prior to 2009. In addition, many of Lionbridge’s clients are seeking to consolidate their current service providers. In some cases Lionbridge does not currently offer or have service locations in those geographic locations where its clients are seeking services or the range and breadth of our service offerings is not as broad as its customers demand. Lionbridge’s ability to sustain growth and our profitability in the current environment is very dependent upon its ability to maintain and/or gain a greater share of the business within its clients, and to attract new clients. There can be no assurance that Lionbridge will be able to do so in the future.

Lionbridge’s expansion into new web-based product offerings may not succeed and may harm its business, financial results and reputation.

Lionbridge is developing new subscription web-based solutions, which has components that are currently known as the Translation Workspace™ and GeoWorkz that make available its proprietary translation solutions and tools to translators and enterprises on a subscription basis, independent of otherwise engaging Lionbridge as the translation services provider. Lionbridge is providing these web-based solutions on a subscription basis to individual translators and agencies for their use with their customers, as well as to corporations and enterprises. Lionbridge will continue to devote capital, personnel and management attention to developing these new services and offerings. These services and offerings will present new technological, marketing and management challenges that differ from the challenges the Company faces in its existing business. The success of this initiative and Lionbridge’s future growth and profitability in connection with this initiative will depend in large part on its ability to attract and retain subscribers to the Translation Workspace and to constantly improve the tools and solutions offered on the Translation Workspace and adapt them to changing customer needs. Lionbridge cannot assure you that these web-based solutions and strategy will be successful or that they will be profitable, or if they are profitable, that they will provide an adequate return on capital expended. If Lionbridge is not successful in marketing, selling, developing and deploying these new solutions, its business, financial results and reputation may be harmed.

Defects or disruptions in Lionbridge’s newly introduced web-based tool and service offerings could diminish demand for those offerings and subject the Company to liability.

Internet-based services may contain undetected errors when first introduced or when new versions or enhancements are released. Lionbridge has from time to time found defects in its web-based services and new errors in these services may be detected in the future. In addition, Lionbridge’s customers may use its web-based services in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since Lionbridge’s customers use our web-based services for important aspects of their business, any errors, defects, disruptions in service or other performance problems with the Company’s service could hurt its reputation and may damage Lionbridge’s customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to Lionbridge, the Company could lose future subscribers or customers may make warranty claims against Lionbridge, which could result in an increase in the Company’s provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

Interruptions or delays in service from Lionbridge’s third-party data center hosting facilities could impair the delivery of its web-based services and harm its business.

Lionbridge currently serves its customers from a third-party data center hosting facility located on the east coast of the United States. Any damage to, or failure of, the Company’s systems generally could result in interruptions in its service. As Lionbridge continues to add capacity to its data centers, the Company may move or transfer data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of Lionbridge’s service. Further, any damage to, or failure of, Lionbridge’s systems generally could result in interruptions in its service. Interruptions in Lionbridge’s service may reduce its revenue, cause customers to terminate their subscriptions and adversely affect the Company’s renewal rates and its ability to attract new customers. Lionbridge’s business will also be harmed if its customers and potential customers believe the Company’s service is unreliable.

The market for Lionbridge’s web-based tools and services offerings is immature and volatile, and if it develops more slowly than the Company expects, Lionbridge’s business could be harmed.

The market for web-based services is emerging and it is uncertain whether web-based services will achieve and sustain high levels of demand and market acceptance. Lionbridge’s success will depend to a substantial extent on the willingness of translators and enterprises, large and small, to subscribe to web-based tools and services for translation services. Some potential users may be reluctant or unwilling to use web-based services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If they do not perceive the benefits of subscribing to web-based tools and services, then the market for these services may not develop at all, or it may develop more slowly than the Company expects, either of which may adversely affect Lionbridge’s operating results.

Acceptance of Lionbridge’s web-based tools and services offerings by companies and translation professionals is critical to the future growth of this aspect of the Company’s business. Factors that may affect market acceptance of Lionbridge’s service include:

—	reluctance to migrate to a cloud computing application service;

—	the price and performance of the Company’s service;

—	the availability, performance and price of competing products and services;

—	reluctance to trust third parties to store and manage their internal data; and

—

adverse publicity about Lionbridge, its service or the viability, reliability or security of cloud computing application services generally from third party reviews, industry analyst reports and the Company’s competitors.

Many of these factors are beyond the Company’s control. The inability of Lionbridge’s enterprise cloud computing application service to achieve widespread market acceptance as described above would harm its business.

Evolving regulation of the Internet may affect Lionbridge adversely.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies may occur. For example, the Company believes increased regulation may occur in the area of data privacy. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm Lionbridge’s web-based tools and services business as well as reduce demand for its services by customers that provide Internet-based services.

Demand for subscription fee based translation tools such as Lionbridge’s and high quality translation services could decline if effective tools and solutions become available for free.

Presently there are a number of free translation websites offering limited access to machine translation and translation management tools. If these free offerings become more sophisticated or comprehensive, and become better able to produce more accurate translations and production efficiencies, demand for Lionbridge’s solutions and tools may decline.

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

Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, 67% and 56% (71% excluding the $120.6 million goodwill impairment charge) of its costs and expenses for the years ended December 31, 2009 and 2008, respectively, were denominated in foreign currencies. In addition, 13% and 18% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of December 31, 2009 and 2008, respectively, while 10% and 8% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of December 31, 2009 and 2008, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $34.0 million and $27.4 million as of December 31, 2009 and 2008, respectively. The principal foreign currency applicable to our business is the Euro. Management has a hedging program in place to partially hedge its exposure to assets or liabilities denominated in currencies other than the functional currency of the respective entity. Management regularly reviews the hedging program and will make adjustments as necessary, including suspending or accelerating hedging activities based on its judgment of the efficacy of such programs under anticipated market and economic conditions. Lionbridge’s hedging activities may not prove favorable or effective against the adverse impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect the Company’s financial condition or results of operations.

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

At December 31, 2009, Lionbridge had goodwill and other intangible assets of approximately $24.2 million, net of accumulated amortization, which represented approximately 15.8% of its total assets. Lionbridge’s goodwill is subject to an impairment test on an annual basis, and both goodwill and other intangible assets are also tested whenever events and circumstances indicate that they may be impaired. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services, increased competition, an increase in operating or other costs, additional volatility in international currencies, the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Lionbridge recorded a goodwill impairment charge of $120.6 million during the year ended December 31, 2008. Although the Company does not believe that an impairment of Lionbridge’s remaining goodwill or other intangible assets exists at this time, in the event that such a condition or event occurs, we may record additional charges which could have a material adverse effect on our results of operations.

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

A system failure could cause delays or interruptions of service, which could cause Lionbridge to lose clients, including subscribers to its Translation Workspace.

Lionbridge’s translation service offerings in particular are dependent on its ability to utilize its web-based technologies to provide services and are therefore dependent upon its ability to protect computer and telecommunications equipment and systems against damage from fire, power loss, telecommunications interruption or failure, natural disaster and other similar events. If Lionbridge experiences a temporary or permanent interruption affecting its access to our proprietary solutions or preventing its customers from accessing tools or solutions to which they have subscribed, Lionbridge’s business could be materially adversely affected. While Lionbridge maintains property and business interruption insurance, such insurance may not adequately compensate the Company for all losses that it may incur.

Although Lionbridge maintains general liability insurance, including coverage for errors and omissions, there can be no assurance that its existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The occurrence of errors could result in a loss of data to Lionbridge or its clients, which could cause a loss of revenues, failure to achieve product acceptance, increased insurance costs, legal claims, against Lionbridge, delays in payment to Lionbridge by clients, increased service and warranty expenses or financial concessions, diversion of resources, injury to the Company’s reputation, any of which could have a material adverse effect on Lionbridge’s market share and, in turn, its business, results of operations and financial condition.

If Lionbridge’s security measures are breached and unauthorized access is obtained to a customer’s data or Lionbridge’s data, the Company’s services may be perceived as not being secure, customers may curtail or stop using Lionbridge’s service and the Company may incur significant legal and financial exposure and liabilities.

In all lines of our business, Lionbridge is involved in the storing and transmission of limited amounts of its customers’ proprietary information. Accordingly, security breaches could expose Lionbridge to a risk of loss of this information, litigation and possible liability. If Lionbridge’s security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to Lionbridge’s data or its customers’ data, Lionbridge’s reputation could be damaged, the company’s business may suffer and the Company could incur significant liability. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to Lionbridge’s data or its customers’ data, which could result in significant legal and financial exposure and a loss of confidence in the security of the Company’s service that would harm its future business prospects. Because the techniques used to obtain unauthorized access, or to sabotage systems, change Lionbridge may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of Lionbridge’s security occurs, the market perception of the effectiveness of the Company’s security measures could be harmed and Lionbridge could lose sales and customers.

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

For the year ended December 31, 2009, Lionbridge achieved an operating profit of $1.4 million. For the year ended December 31, 2008, Lionbridge incurred an operating loss of $114.2 million, which included a $120.6 million goodwill impairment charge. For the years ended December 31, 2007, 2006 and 2005, Lionbridge achieved operating profits of $9.0 million, $15.0 million, and $1.3 million, respectively. However, prior to 2005, Lionbridge incurred substantial losses and may incur losses in the future. Lionbridge has an accumulated deficit of $235.4 million as of December 31, 2009. Lionbridge intends to continue to invest in internal expansion, infrastructure, select acquisitions and its sales and marketing efforts. Lionbridge cannot assure you that it will continue to achieve operating profits in the future or will generate net income in the future.

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

Lionbridge maintains solution centers in North America, South America, Europe and Asia. Lionbridge’s headquarters and principal administrative, finance, legal, sales and marketing, investor relations and information technology operations are located in Waltham, Massachusetts. Its principal operational facilities are located as follows:

—	North America—Bellevue, Washington; Boise, Idaho; Boulder, Colorado; Framingham, Massachusetts; San Diego, California; Washington, D.C.; and Montreal, Canada

—	South America—Brazil, Chile

—	Europe—Belgium, Denmark, England, Finland, France, Germany, Ireland, Italy, The Netherlands, Norway, Portugal, Poland, Slovakia, Spain, Sweden

—	Asia—China, India, Japan, Korea, Singapore, Taiwan, Thailand

Item 3.	Legal Proceedings

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Several appeals have been filed objecting to the definition of the settlement class and fairness of the settlement, and those appeals remain pending. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 28, 2010, there were 799 holders of record of Lionbridge’s common stock. Lionbridge’s common stock is listed and traded on the Nasdaq Global Market under the symbol “LIOX”.

The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock for the past eight quarters, all as reported by the Nasdaq Global Market of the Nasdaq Stock Market LLC.

	High	Low
2009
First Quarter	$1.92	$0.94
Second Quarter	$1.98	$0.94
Third Quarter	$3.10	$1.77
Fourth Quarter	$2.80	$1.85

2008
First Quarter	$3.80	$2.70
Second Quarter	$3.55	$2.36
Third Quarter	$3.58	$1.87
Fourth Quarter	$2.47	$0.72

During 2009, the Company purchased 163,366 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of restricted shares for the year ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2009 – January 31, 2009	67,494	$1.43
February 1, 2009 – February 28, 2009	52,473	$1.42
May 1, 2009 – May 31, 2009	7,007	$1.39
July 1, 2009 – July 31, 2009	477	$2.54
August 1, 2009 – August 31, 2009	18,976	$2.71
September 1, 2009 – September 30, 2009	4,763	$2.71
October 1, 2009 – October 31, 2009	6,781	$2.06
November 1, 2009 – November 30, 2009	2,984	$2.12
December 1, 2009 – December 31, 2009	2,411	$2.10

	163,366

In addition, upon the termination of employees during the year ended December 31, 2009, 215,125 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the year ended December 31, 2009:

Period	Total Number of Shares Forfeited
March 1, 2009 – March 31, 2009	24,250
April 1, 2009 – April 30, 2009	21,000
May 1, 2009 – May 31, 2009	750
July 1, 2009 – July 31, 2009	169,125

215,125

In September 2007, Lionbridge announced that its Board of Directors authorized the repurchase up to $12.0 million of shares of the Company’s outstanding common stock. As of December 31, 2007, the Company acquired 3,159,095 shares of its common stock for $10.2 million at a volume weighted average price of $3.24 per share. In February 2008, the Company’s Board of Directors authorized an incremental repurchase program of up to $12.0 million of the Company’s common stock according to working capital requirements and management discretion. In connection with this incremental repurchase program, during 2008 the Company acquired 1,490,568 shares of its common stock for $4.3 million at a volume weighted average price of $2.92 per share. As of December 31, 2009, under the combined programs the Company has purchased 4,649,663 shares of its common stock at a volume weighted average price of $3.14 per share and total cost of $14.6 million, however no shares were purchased in 2009.

Lionbridge has not paid any cash dividends on its common stock and currently intends to retain any future earnings for use in its business.

The following chart compares the total return on a cumulative basis of $100 invested in Lionbridge’s common stock on December 31, 2004 to the Nasdaq Composite Index and the Hemscott Business Software & Services Index.

	2004	2005	2006	2007	2008	2009
LIONBRIDGE TECHNOLOGIES, INC.	100.00	104.46	95.83	52.83	18.60	34.23
NASDAQ COMPOSITE INDEX	100.00	102.20	112.68	124.57	74.71	108.56
HEMSCOTT BUSINESS SOFTWARE & SERVICES	100.00	101.19	119.88	124.33	80.17	149.15

The Stock Performance Graph furnished shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6.	Selected Financial Data

The selected consolidated financial data as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 have been derived from the audited consolidated financial statements of Lionbridge which appear as part of Item 15 of this Form 10-K. The selected consolidated financial data as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005 have been derived from audited consolidated financial statements of Lionbridge that are not included in this Form 10-K.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$389,250	$461,432	$451,994	$418,884	$236,262
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	264,038	314,137	302,059	277,814	153,929
Sales and marketing	28,777	33,551	32,841	30,483	20,725
General and administrative	74,056	87,872	87,041	74,286	46,922
Research and development	4,026	5,273	3,375	2,811	1,646
Depreciation and amortization	4,619	4,741	5,186	5,536	3,525
Amortization of acquisition-related intangible assets	5,520	8,441	8,453	8,696	2,791
Goodwill impairment	—	120,587	—	—	—
Merger, restructuring and other charges	6,842	1,007	4,019	4,232	5,448

Total operating expenses	387,878	575,609	442,974	403,858	234,986

Income (loss) from operations	1,372	(114,177)	9,020	15,026	1,276
Interest expense:
Interest on outstanding debt	1,777	3,872	5,403	7,712	2,556
Accretion of discount on debt and deferred financing costs	177	177	190	858	310
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	—	—	2,129	—
Interest income	122	527	699	427	519
Other (income) expense, net	3,732	2,603	3,347	3,779	587

Income (loss) before income taxes	(4,192)	(120,302)	779	975	(1,658)
Provision for (benefit from) income taxes	(184)	(997)	4,991	5,877	2,255

Net loss	$(4,008)	$(119,305)	$(4,212)	$(4,902)	$(3,913)

Net loss per share: (1)
Basic and diluted	$(0.07)	$(2.14)	$(0.07)	$(0.08)	$(0.08)
Weighted average number of shares outstanding:
Basic and diluted	56,036	55,837	59,297	58,997	50,515

(1)	See Note 2 to Lionbridge’s consolidated financial statements for an explanation of the basis used to calculate net loss per share.

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$27,432	$37,978	$32,248	$27,354	$25,147
Working capital	36,182	57,163	64,460	60,893	57,182
Total assets	152,719	184,182	333,063	321,500	319,977
Long-term debt, less current portion and discounts	24,700	55,700	71,751	77,855	90,268
Capital lease obligations, less current portion	15	47	207	150	177
Stockholders’ equity	41,029	39,670	156,154	156,688	149,735

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements which involve risks and uncertainties. Lionbridge makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described above in Item 1A “Risk Factors.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Item 7, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with “Risk factors,” “Selected Consolidated Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Lionbridge undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date such statement is made except as required by law.

Overview

Founded in 1996, Lionbridge is a leading provider of language, development and testing services that enable clients to develop, release, manage and maintain their enterprise content and technology applications globally. Lionbridge Global Language and Content (“GLC”) solutions enable the translation, localization and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Lionbridge GLC solutions involve adapting content and products to meet the language and cultural requirements of users throughout the world. As part of its GLC solutions, Lionbridge also develops eLearning content and technical documentation. Lionbridge GLC solutions are based on the Company’s internet-architected language technology platform and global service delivery model which make the translation process more efficient for Lionbridge clients and translators.

Through its Global Development and Testing (“GDT”) solutions, Lionbridge develops, re-engineers and optimizes IT applications and performs testing to ensure the quality, interoperability, usability, relevance and performance of clients’ software, consumer technology products, web sites and content. Lionbridge’s testing services, which are offered under the VeriTest brand, also include product certification and competitive analysis. Lionbridge has deep domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model.

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

In 2009, Lionbridge’s operating profit was $1.4 million with a net loss of $4.0 million. In 2008, Lionbridge’s operating loss was $114.2 million (which included a goodwill impairment charge of $120.6 million) with a net loss of $119.3 million. In 2007, 2006 and 2005, Lionbridge’s operating profit was $9.0 million, $15.0 million and $1.3 million, respectively, with a net loss of $4.2 million, $4.9 million and $3.9 million, respectively. Lionbridge had an accumulated deficit of $235.4 million at December 31, 2009.

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

Revenue Recognition.    Lionbridge recognizes revenue as services are performed and amounts are earned in accordance with ASC 605-20, “Services” (“ASC 605-20”). Lionbridge considers amounts to be earned when (1) persuasive evidence of an arrangement has been obtained; (2) services are delivered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

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

Lionbridge provides integrated full-service offerings throughout a client’s product and content lifecycle, including GLC and GDT services. Such multiple-element service offerings are governed by ASC 605-25, “Multiple-Element Arrangements” (“ASC 605-25”). For these arrangements where the GLC and GDT services have independent value to the customer, and there is evidence of fair value for each service, the combined service arrangement is bifurcated into separate units for accounting treatment. In instances where it is not possible to bifurcate a project, direct and incremental costs attributable to each component are deferred and recognized together with the service revenue upon delivery. The determination of fair value requires the use of significant judgment. Lionbridge determines the fair value of service revenues based upon its recent pricing for those services when sold separately and/or prevailing market rates for similar services.

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

Business Combinations.    In the event that Lionbridge completes a business combination where the purchase method of accounting is used as required by the authoritative guidance of ASC 805, “Business Combinations” (“ASC 805”), the Company allocates the purchase price paid to the assets of the business acquired, including intangible assets, and the liabilities assumed based on their estimated fair values, with any amount of excess purchase price recorded as goodwill. Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets which typically comprise acquired customer contracts and relationships and acquired technology. The valuation of purchased intangible assets is principally based upon estimates of the future performance and cash flows from the acquired business. If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations.

Valuation of Goodwill and Other Intangible Assets.    Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2009, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for the year ended December 31, 2009. At December 31, 2008, the Company performed its annual test of goodwill to determine if an impairment existed. It was determined that the carrying value of the Company’s goodwill related to its GLC reporting unit exceeded the implied fair value of goodwill. As a result, Lionbridge recorded a goodwill impairment charge of $120.6 million for the year ended December 31, 2008. Estimating future cash flows requires management to make projections that can materially differ from actual results.

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

Provision for Income Taxes.    Lionbridge is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing its consolidated financial statements. This involves estimating the current taxes in each taxing jurisdiction in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made to determine the likelihood that any deferred tax asset will be utilized to offset taxable income. To the extent that Lionbridge determines that it is more-likely-than-not that its deferred tax assets will not be utilized, a valuation allowance is established. A change in taxable income in future periods that is significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense.

Significant Acquisitions

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2009 have resulted in the cumulative recognition of approximately $204.3 million of goodwill and other intangible assets on its balance sheet. As more fully discussed in Note 2 to Lionbridge’s consolidated financial statements, the company recorded a noncash goodwill impairment charge of $120.6 million in the fourth quarter of 2008. Other acquired intangible assets are amortized over periods ranging from one to twelve years. Lionbridge did not have any acquisitions in the three year period ended December 31, 2009.

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

Merger, Restructuring and Other Charges

Due to the deterioration in worldwide economic conditions during 2008 and 2009, Lionbridge implemented cost reduction actions to improve its operating cost structure, reduce overhead and better position itself competitively. In 2009, Lionbridge recorded $6.8 million of restructuring and other charges. The $6.8 million included $4.4 for workforce reductions in Europe, the United States and Asia consisting of 179 technical staff, 25 administrative staff and 18 sales staff, and $2.4 million recorded for vacated facilities, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. Of the $2.4 million recorded for vacated facilities, $1.5 million was a revision of estimated liability recorded on a certain vacated facility. Of these charges, $6.5 million related to the Company’s Global Language and Content (“GLC”) segment, $260,000 related to the Global Development and Testing (“GDT”) segment, $32,000 related to Corporate and Other and $20,000 related to the Interpretation segment. Of the $4.5 million of cash payments related to restructuring in 2009, $4.1 million, $292,000, $32,000 and $20,000 related to the GLC, GDT, Corporate and Other and Interpretation, respectively.

Lionbridge recorded $1.0 million of restructuring and other charges in the year ended December 31, 2008. The $1.0 million included $684,000 for workforce reductions in Europe consisting of twenty-six technical staff and four administrative staff and $323,000 recorded for vacated facilities, recorded pursuant to the guidance of ASC 420 and ASC 712, and related literature. Of these charges, $927,000 related to the Company’s GLC segment, $55,000 related to the Interpretation segment and $25,000 related to the GDT segment. Of the $2.4 million of cash payments related to restructuring in 2008, $2.2 million, $168,000 and $45,000 related to the GLC, GDT and Interpretation segments, respectively.

Lionbridge recorded $4.0 million of restructuring and other charges in the year ended December 31, 2007. The $4.0 million included $2.1 million for workforce reductions in Europe, Asia, South America and the U.S. consisting of forty-six technical and twenty administrative staff, $639,000 recorded for vacated facilities and $164,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, all recorded pursuant to the guidance in ASC 420 and ASC 712, and related literature, $768,000 for the impairment of long-lived assets in connection with vacated facilities and $328,000 of other charges, principally expenses related to integrating financial systems used by the acquired BGS sites to a common general ledger financial system. Of these charges, $3.6 million related to the Company’s GLC segment, $92,000 related to the GDT segment and $328,000 related to Corporate and Other. Of the $2.9 million of cash payments related to restructuring in 2007, $2.5 million and $402,000 related to the GLC and GDT segments, respectively.

The following table summarizes the merger and restructuring reserve activity (excluding the $768,000 long-lived asset impairments in 2007 and the $328,000 of other charges related to the integration of BGS recorded in 2007) for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
Beginning balance, January 1	$933,000	$2,365,000	$2,388,000
Employee severance:
Restructuring charges recorded	4,410,000	684,000	2,120,000
Cash payments related to liabilities assumed and recorded on business combinations	—	—	(3,000)
Cash payments related to liabilities recorded on exit or disposal activities	(3,436,000)	(1,353,000)	(1,382,000)

	974,000	(669,000)	735,000

Vacated facility/lease termination:
Restructuring charges recorded	879,000	323,000	639,000
Revisions of estimated liabilities	1,492,000	(53,000)	164,000
Cash payments related to liabilities assumed and recorded on business combinations	(220,000)	(671,000)	(571,000)
Cash payments related to liabilities recorded on exit or disposal activities	(797,000)	(362,000)	(990,000)

	1,354,000	(763,000)	(758,000)

Ending balance, December 31	$3,261,000	$933,000	$2,365,000

At December 31, 2009, the consolidated balance sheet includes accruals totaling $3.3 million primarily related to employee terminations costs and vacated facilities. Lionbridge currently anticipates that $1.9 million of this will be fully utilized in 2010. The remaining $1.4 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

Non-Cash Charges

Stock-Based Compensation

Lionbridge recorded stock-based compensation of approximately $3.6 million, $5.4 million and $7.2 million in 2009, 2008 and 2007, respectively, in connection with stock options and restricted stock awards.

Lionbridge issued 1,280,897 and 1,148,440 shares of restricted common stock and restricted stock units with a fair market value of $2.2 million and $3.3 million in 2009 and 2008, respectively. Restrictions on disposition lapse over four years from the date of grant on each anniversary date.

Lionbridge currently expects to amortize the following unamortized compensation in connection with restricted stock awards outstanding as of December 31, 2009 in the years ending:

Year ending December 31,
2010	$1,808,000
2011	1,132,000
2012	441,000
2013	51,000

$3,432,000

For the years ended December 31, 2009, 2008 and 2007, 314,125, 365,000 and 1,251,000 stock options were granted, respectively.

Lionbridge currently expects to amortize the following amounts of stock-based compensation related to stock options outstanding as of December 31, 2009 in the years ending:

Year ending December 31,
2010	$738,000
2011	251,000
2012	49,000
2013	7,000

$1,045,000

Executive Summary

Over the past several years, Lionbridge implemented key elements of its strategy for market leadership, long-term growth and profit expansion. The Company has established recurring relationships with some of the world’s most respected global organizations, developed and deployed the industry’s first web-based language technology platform, created and expanded its network of 86,000 pre-qualified, in-country, at-home and mobile workers, enhanced its offshore capabilities, adapted its operations for long-term efficiency, and developed an integrated services offering through its global infrastructure. During this period, the Company has increased revenue from existing customers and broadened its customer base across diverse industries. In particular, within the GLC segment, the Company has focused on expanding its relationships with its existing customers, particularly its most significant customers, which has resulted in a concentration of GLC revenue among a smaller number of large-scale customers.

In 2009, the Company expanded its market leadership and established new large-scale client relationships, despite the challenging worldwide economic environment during the year. In 2009, the Company also announced its intention to introduce Translation Workspace, an internet-based software application for the translation industry. Translation Workspace is based on Logoport, Lionbridge’s internal language management technology which has been in production over the past several years with thousands of internal users, more than 800 client programs and which currently processes more than 60 million words per month. In 2009, Lionbridge invested in technology development and infrastructure to transform Logoport into a secure, multi-tenant platform that can be subscribed to and used over the Web by individual translators and agencies in over 100 countries. The Company expects to make Translation Workspace available for subscription and use in early 2010. By offering its Translation Workspace application to consumers over the Web, Lionbridge believes it will expand its business to include translation technology as an addition to its traditional service offerings.

In its GLC segment, Lionbridge continued to diversify its client base by securing new business with large organizations in the aerospace, technology and manufacturing industries. Lionbridge believes that many of these new clients have chosen Lionbridge as their sole provider, largely because the Company’s technology enables clients to get their products to market faster, more efficiently, and with higher quality.

In its GDT segment, Lionbridge accelerated its multilingual search relevance and optimization capability in 2009. Lionbridge now provides expert, in-country global sourcing and search relevance testing expertise across more than 100 countries. The Company also began to expand this offering to include multilingual search optimization solutions which enable companies to optimize online content to ensure effective placement in search engine results. As a result, the Company secured several new customer programs.

Despite the Company’s new customer success and operational achievements in 2009, the Company’s overall financial performance was negatively impacted by the deterioration in worldwide economic conditions that began to emerge during the second half of 2008 and continued throughout 2009. In particular, during 2009 a number of Lionbridge’s customers postponed projects and reduced demand for the Company’s services. The Company’s GLC segment was most affected by changes in customer demand for several reasons, including customer concentration within this segment. A reduction in demand or delays by major customers has a significant impact on revenue, as well as the fixed cost structure. As a result, the Company undertook a number of cost-cutting and restructuring activities to adjust its cost structure more quickly to respond to the variable demand for the Company’s services.

In addition to cost management initiatives, the Company is focusing on the areas of its business that will enhance long-term competitive advantage including:

Accelerating Web-Based Language Technology

Lionbridge believes it is the only company in its industry that has a global internet-architected platform to manage language assets in real-time in a secure, hosted environment. In 2009, the Company further expanded this platform and re-architected its technology into a secure, multi-tenant platform that can be purchased and used over the Web by individual translators and agencies in over 100 countries. In 2010, the Company expects to make this product, Translation Workspace, available for subscription and use by customers and translators worldwide. By combining its new advanced, web-architected technology with its proven, high-quality services, Lionbridge believes it can expand its market opportunities and accelerate the competitive advantages it offers to its clients: faster time to market, greater efficiency and seamless global delivery.

Optimizing Global Scale

Over the past twelve years, Lionbridge has built a global infrastructure that optimizes its core service offerings. During this time, the Company has also expanded the scale and breadth of client solutions. Through the expansion of its operational infrastructure, through the deployment of technology, through the establishment of its global network of independent, in-country workers and through its establishment of offshore delivery capabilities, Lionbridge has responded to its customers’ needs for a complete service offering that combines development, testing and multilingual delivery of products and web content, vertical market knowledge and global expertise.

In 2009, the Company increased the scope of several client relationships and facilitated the growth of Lionbridge’s service offerings by enhancing its sales and delivery teams for its translation, technical authoring, and multilingual search relevance and optimization solutions.

In 2010, the Company expects to strengthen its GLC business by increasing the efficiency of its global operations and by growing business in specific vertical markets such as life sciences, manufacturing and mobile and telecommunications. At the same time, the Company’s plans to leverage its GDT technology infrastructure to enhance operational efficiencies and to further expand its multilingual search relevance and optimization capability.

By leveraging its global scale to provide the capability, capacity, and in-country expertise its clients require, and by introducing its advanced language technology to new potential customers, Lionbridge expects to increase its market growth opportunities, improve operational efficiency, and enhance quality and productivity for its clients, which may in turn, accelerate its revenue and growth opportunities.

Financial Overview

As a result of decreased customer demand for the Company’s services during the global economic slowdown and the weakening U.S. Dollar relative to the Euro and the Rupee during the year, the Company’s 2009 revenue decreased by 15.6% year-over-year. Despite this revenue decline, the Company’s net income increased by $545,000 year-over-year, excluding the goodwill impairment charge of $120.6 million in 2008, and restructuring charges in 2008 and 2009. The Company’s ability to increase its adjusted net income in 2009 despite the recession-related revenue decline reflects the effectiveness of the Company’s ongoing cost management activities and its technology-assisted production model which increase production efficiency and reduce overhead costs.

The cost of revenue as a percentage for the year was 67.8%. This marks a decrease of 30 bps from 2008, despite the volume decline. During the same period, the cost of revenue as a percentage of revenue in the GLC (language) segment, was 67.7% for the year or 150 bps lower than 2008. The decrease in the cost of revenue percentage in 2009 was the result of cost control actions, including restructuring activities implemented during the year as well as production efficiencies associated with the Company’s technology-enabled production model. The cost of revenue percentage in the GDT business was 64.9% for the year, an increase of 250 bps from 2008, due to lower volume and additional costs associated with the ramp up of new accounts. Cost of revenue as a percentage of revenue in the Company’s Interpretation business increased to 79.9% for 2009 an increase of 580 bps from 2008. The increase is primarily due to decreased revenue levels, pricing and work mix variations in services as compared to the prior year. During 2009, the Company significantly reduced its operating expenses, sales and marketing and general and administrative expenses decreased by $18.6 million, year-over-year. Most of these expense reductions reflect the effectiveness of overhead cost reduction initiatives, specifically in Western Europe. Approximately 46% of Lionbridge’s revenue is denominated in non-U.S. Dollars but more than 67% of the Company’s costs are denominated in non-U.S. Dollar, principally the Euro. Cost reduction activities during the year have been targeted to areas with the highest levels of non-U.S. Dollar cost, primarily Western Europe, and accordingly, the Company has realized operating efficiencies and greater profitability.

The Company’s liquidity position remains strong, in part due to effective cash management actions. Lionbridge generated approximately $23 million in cash flow from operations in 2009, and repaid $31 million of its outstanding debt under its Credit Agreement. At December 31, 2009, the Company’s outstanding debt under the Credit Agreement was $24.7 million, and cash was at $27.4 million, and the Company concluded 2009 in a net cash positive position.

During 2009, and despite the recession-related decline in revenue from the Company’s existing customers, Lionbridge secured several, new multi-million dollar client programs, including: a five year, $40 million contract with a leading provider of power systems and services; a new $10 million program with an existing client that specializes in printing, personal computing, software, services and IT infrastructure; a three-year $8 million relationship with a leading supplier of manufacturing process optimization software; a three-year, $7 million contract with a large broadband communications provider; a $2.5 million per year program with one of the largest rehabilitation companies in the U.S.; a $1.0 million program with a leading global online employment provider; a six-year, $100 million contract with the US Department of Justice; an $8 million program with Dell and a three-year, $6 million program with a leading biotechnology company.

Revenue increased 7.3% between the third and fourth quarters of 2009, indicating renewed customer demand for the Company’s service offerings, particularly in the Company’s GLC segment. The Company believes that the more efficient cost and operating structure implemented in 2009, coupled with its continued investment in innovative language technologies, will allow the Company to enhance its operating results in 2010, particularly if customer demand for the Company’s services continues to strengthen.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenue.

	Year Ended December 31,
	2009	2008	2007
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	67.8	68.1	66.8
Sales and marketing	7.4	7.3	7.3
General and administrative	19.0	19.0	19.3
Research and development	1.0	1.2	0.7
Depreciation and amortization	1.2	1.0	1.1
Amortization of acquisition-related intangible assets	1.4	1.8	1.9
Goodwill impairment	—	26.1	—
Merger, restructuring and other charges	1.8	0.2	0.9

Total operating expenses	99.7	124.7	98.0

Income (loss) from operations	0.4	(24.7)	2.0
Interest expense:
Interest on outstanding debt	0.5	0.8	1.2
Accretion of discount on debt and deferred financing charges	—	0.1	0.1
Interest income	—	0.1	0.2
Other expense, net	1.0	0.6	0.7

Income (loss) before income taxes	(1.1)	(26.1)	0.2
Provision for (benefit from) income taxes	(0.1)	(0.2)	1.1

Net loss	(1.0)%	(25.9)%	(0.9)%

Revenue.    The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009		2008		2007
GLC	$281,734,000	72%	$338,831,000	73%	$347,485,000	77%
GDT	84,203,000	22%	95,492,000	21%	80,427,000	18%
Interpretation	23,313,000	6%	27,109,000	6%	24,082,000	5%

Total revenue	$389,250,000	100%	$461,432,000	100%	$451,994,000	100%

In 2009, total revenue was $389.3 million, a decrease of $72.2 million, or 15.6% from $461.4 million in 2008. Revenue decline during 2009 in each of the GLC, GDT and Interpretation segments was $57.1 million, $11.3 million and $3.8 million, respectively, as compared to 2008. The Company’s decline in revenue was primarily due to decreased demand for the Company’s services as a result of the recessionary global economic environment and, in the GLC segment, as a result of the strengthened U.S. Dollar. Of the total $72.2 million decrease, approximately $60.8 million was a result of decreased demand for the Company’s services due to the global economic slowdown and approximately $11.4 million was due to the strengthening of the U.S. Dollar against most foreign currencies. In 2008, total revenue was $461.4 million, an increase of $9.4 million, or 2.1% from $452.0 million in 2007. Revenue growth during 2008 in the GDT and Interpretation segments of $15.1 million and $3.0 million, respectively, was partially offset by a decrease in revenue in the GLC segment, year-over-year. As compared to 2007, the Company’s net revenue growth was primarily due to approximately $13.7 million increase as a result of the decline in the exchange rate of the U.S. Dollar against most foreign currencies, and a $2.5 million decrease in deferred revenue, partially offset by $6.8 million decline in organic growth year-over-year.

Revenue from the Company’s GLC business for the year ended December 31, 2009 decreased $57.1 million, or 16.9%, to $281.7 million from $338.8 million for the year ended December 31, 2008. As compared to 2008, GLC revenue decreased approximately $46.6 million due to the global economic slowdown resulting in decreased demand for the Company’s services, particularly from existing customers and approximately $10.5 million due to the strengthening in the U.S. Dollar’s exchange rates, in particular against the Euro. The decrease in GLC revenue was partially offset by revenue from new customer engagements initiated during the year. Revenue from the Company’s GLC business for the year ended December 31, 2008 decreased $8.7 million, or 2.5%, to $338.8 million from $347.5 million for the year ended December 31, 2007. As compared to 2007, revenue decreased approximately $24.8 million primarily due to the impact of the global economic environment year-over-year. The revenue decline in GLC was concentrated in the fourth quarter of 2008, when several customers postponed or reduced demand for the Company’s GLC services. In particular, three major customers of the Company delayed or postponed service engagements during the fourth quarter due to global economic uncertainties, which contributed to the decline in revenue in GLC year-over-year and during the fourth quarter. This decrease was partially offset by an increase of approximately $13.2 million due to the impact of the decline in the U.S. Dollar’s exchange rates, in particular the Euro, and a $2.9 million decrease in deferred revenue in the GLC business, during the twelve months ended December 31, 2008.

Revenue from the Company’s GDT business for the year ended December 31, 2009 was $84.2 million, a decrease of $11.3 million, or 11.8%, from $95.5 million for the year ended December 31, 2008. The decrease in GDT revenue for the year ended December 31, 2009 was primarily due to decreased revenue from existing customer engagements and was partially offset by a new program with an existing customer. In 2008, revenue from the Company’s GDT business was $95.5 million, an increase of $15.1 million, or 18.7%, from $80.4 million for the year ended December 31, 2007. The year-over-year increase in GDT was primarily due to increased revenue from its global sourcing and search capability. Revenue in the GDT business is not materially impacted by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation business for the year ended December 31, 2009 was $23.3 million, a decrease of $3.8 million, or 14.0%, from $27.1 million for the year ended December 31, 2008. The decrease in Interpretation revenue for the year ended December 31, 2009 was primarily due to decreased revenue from one large customer engagement. In 2008, revenue from the Company’s Interpretation business increased $3.0 million as compared to the year ended December 31, 2007. This increase was primarily due to increased volume from existing contracts as compared to the same period of the prior year. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Lionbridge’s ten largest customers accounted for 57% of revenue in 2009 as compared to 55% of revenue in 2008 and 52% of revenue in 2007.

Cost of Revenue.    Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the prior year and as a percentage of revenue for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	% Change 2008 to 2009	2008	% Change 2007 to 2008	2007
GLC:
Cost of revenue	$190,719,000	(18.7)%	$234,508,000	1.1%	$231,857,000
Percentage of revenue	67.7%		69.2%		66.7%
GDT:
Cost of revenue	54,688,000	(8.1)%	59,541,000	15.3%	51,654,000
Percentage of revenue	64.9%		62.4%		64.2%
Interpretation:
Cost of revenue	18,631,000	(7.3)%	20,088,000	8.3%	18,548,000
Percentage of revenue	79.9%		74.1%		77.0%

Total cost of revenue	$264,038,000		$314,137,000		$302,059,000

Percentage of revenue	67.8%		68.1%		66.8%

During 2009, as a percentage of revenue, cost of revenue decreased slightly to 67.8% as compared to 68.1% for the same period of the prior year. The decrease was primarily the result of cost saving initiatives implemented in 2008, benefits realized from the restructuring activities initiated in the beginning of 2009, continued benefits realized from the deployment and use of Lionbridge’s language management technology platform and from the strengthening of the U.S. Dollar against most foreign currencies, particularly the Euro.

For the year ended December 31, 2009, cost of revenue decreased $50.1 million, or 15.9%, to $264.0 million as compared to $314.1 million for the prior year. The decrease was primarily associated with the $72.2 million decrease in revenue as compared to the corresponding period of the prior year. The decrease also includes approximately $14.5 million due to the strengthened U.S. Dollar against most foreign currencies, particularly the Euro. For the year ended December 31, 2008, cost of revenue increased $12.1 million, or 4.0%, to $314.1 million as compared to $302.1 million for the prior year. The increase was primarily in support of $9.4 million of incremental revenue as compared to the prior year, and includes approximately $14.7 million due to the depreciation of the U.S. Dollar against foreign currencies as noted above, with the remaining increase attributable to changes in the revenue and service mix year-over-year.

Each segment provides distinctive services with different gross margins. For the year ended December 31, 2009, GLC, GDT and Interpretation accounted for approximately 72.4%, 21.6% and 6.0% of the total revenue. For the year ended December 31, 2008 GLC, GDT and Interpretation accounted for approximately 73.4%, 20.7% and 5.9% of the total revenue.

Cost of revenue as a percentage of revenue in the Company’s GLC business decreased to 67.7% for the year ended December 31, 2009, as compared to 69.2% for the same period of the prior year. The decrease was primarily the result of cost saving initiatives implemented in 2008, benefits realized from the restructuring activities initiated in the beginning of 2009, the strengthening of the U.S. Dollar against most foreign currencies, particularly the Euro, and continued benefits of the deployment and use of Lionbridge’s language management technology platform. Cost of revenue decreased $43.8 million to $190.7 million compared to $234.5 million for the same period of the prior year. The decrease in cost is primarily associated with the $57.1 million decrease in revenue as compared to the corresponding period of the prior year. The decrease also includes approximately $12.6 million of cost reduction due to the strengthened U.S. Dollar against most foreign currencies as compared to the year ended December 31, 2008.

In 2008, cost of revenue as a percentage of revenue in the Company’s GLC business increased to 69.2%, as compared to 66.7% for the same period of the prior year. This increase reflects higher costs for translation services, mainly due to the negative impact of a decline in the exchange rate of the U.S. Dollar against most foreign currencies, the negative impact of an $8.7 million decline in revenue, and changes in the service mix year-over-year. The negative impact of the decline in the exchange rate of the U.S. Dollar against most foreign currencies significantly impacted the cost of revenue ratios in the GLC business. The Company estimates that the decline of the U.S. Dollar negatively impacted cost of revenue by over 120 basis points, year-over-year, essentially offsetting the benefits realized from the deployment and use of Lionbridge’s language management technology platform, and lower internal operating costs resulting from certain restructuring and cost reduction actions initiated over the past few years. For the year ended December 31, 2008 cost of revenue increased $2.7 million to $234.5 million compared to $231.9 million for the prior year. The increase was primarily due to approximately $13.2 million of incremental cost resulting from the depreciation of the U.S. Dollar against foreign currencies, partially offset by the benefits realized from the deployment and use of Lionbridge’s language management technology platform, lower internal operating costs resulting from certain restructuring and cost reduction actions initiated over the past few years, and changes in the revenue and service mix year-over-year.

Cost of revenue as a percentage of revenue in the Company’s GDT business increased to 64.9% for the year ended December 31, 2009, as compared to 62.4% for the same period of the prior year. The increase was primarily due to work mix variance in services and incremental reimbursable expenses related to a new program with an existing customer, partially offset by the strengthening of the U.S. Dollar against the Indian Rupee and the Euro for the year ended December 31, 2009 as compared to the same period of the prior year. For the year ended December 31, 2009, GDT cost of revenue decreased $4.9 million, or 8.1%, to $54.7 million as compared to $59.5 million for the corresponding period of the prior year. This decrease was primarily associated with the $11.3 million decrease in revenue period-over-period. The decrease also includes approximately $1.5 million due to the strengthening of the U.S. Dollar against foreign currencies as compared to the year ended December 31, 2008.

In 2008, GDT cost of revenue as a percentage of revenue decreased to 62.4% as compared to 64.2% for the year ended December 31, 2007. This decrease was primarily due to the changes in the revenue and service mix, partially offset by the negative impact of an approximate $1.3 million increase in cost as a result of the decline in the exchange rate of the U.S. Dollar against most foreign currencies, particularly the Euro in the year ended December 31, 2008, as compared to the prior year. The Company estimates that the decline of the U.S. dollar impacted cost of revenue by over 120 basis points, year over year. Cost of revenue in the Company’s GDT business was $59.5 million for the year ended December 31, 2008, an increase of $7.9 million, or 15.3%, as compared to $51.7 million for the prior year. This increase was primarily associated with the $15.1 million increase in revenue year-over-year, and to a lesser degree work mix variation in services as compared to the prior year. The increased cost of revenue includes approximately $1.3 million due to the decline in the exchange rate of the U.S. Dollar against most foreign currencies, particularly the Euro, as noted above.

Cost of revenue as a percentage of revenue in the Company’s Interpretation business increased to 79.9% for the year ended December 31, 2009, as compared to 74.1% for the same period of the prior year. The increase is primarily due to decreased revenue levels, pricing and work mix variations in services as compared to the prior year. For the year ended December 31, 2009, Interpretation cost of revenue decreased $1.5 million, or 7.3%, to $18.6 million as compared to $20.1 million for the prior year. This decrease was primarily associated with the $3.8 million decrease in revenue period-over-period.

In 2008, cost of revenue as a percentage of revenue in the Company’s Interpretation business decreased to 74.1% as compared to 77.0% for the year ended December 31, 2007. This decrease reflects the favorable impact of pricing and work mix variations in services, and efficiency gains as compared to the prior year. The Company’s Interpretation business is not materially impacted by foreign currency exchange rate fluctuations. Cost of revenue was $20.1 million for the year ended December 31, 2008, an increase of $1.5 million, or 8.3%, as compared to $18.5 million for the same period of 2007, primarily in support of a $3.0 million increase in revenue, pricing and work mix variations in services as compared to the prior year.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation/CRM system expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
Total sales and marketing expenses	$28,777,000	$33,551,000	$32,841,000
Increase (decrease) from prior year	(4,774,000)	710,000
Percentage of revenue	7.4%	7.3%	7.3%

For the year ended December 31, 2009, sales and marketing expenses decreased $4.8 million, or 14.2%, to $28.8 million as compared to $33.6 million for the corresponding period of the prior year. This decrease is primarily attributable to decreased compensation levels as a result of the $72.2 decrease in revenue, year-over-year. Approximately $1.1 million of the $4.8 million decrease is due to the strengthening of the U.S. Dollar against foreign currencies. With the decrease in revenue levels, sales and marketing expenses, as a percent of revenue, increased slightly to 7.4% as compared to 7.3% for the year ended December 31, 2008.

In 2008, sales and marketing expenses increased $710,000, as compared with the prior year. This increase is primarily attributable to increased compensation, to support the $9.4 million increase in revenue, year-over-year. Additionally, the increase reflects increased spending on marketing initiatives as compared to the prior year. Approximately $500,000 of the $710,000 increase is due to the depreciation of the U.S. Dollar against foreign currencies. As a percentage of revenue, sales and marketing expense was flat at 7.3% as compared to 2007, despite the negative impact of the decline in the exchange rate of the U.S. Dollar against most foreign currencies.

General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
Total general and administrative expenses	$74,056,000	$87,872,000	$87,041,000
Increase (decrease) from prior year	(13,816,000)	831,000
Percentage of revenue	19.0%	19.0%	19.3%

For the year ended December 31, 2009, general and administrative expenses decreased $13.8 million, or 15.7%, to $74.1 million as compared to $87.9 million for the corresponding period of the prior year. The majority of this decrease is the result of cost saving initiatives implemented during 2008 and early 2009, primarily reductions in employee compensation and benefits, and lower stock-based compensation expense. In addition, approximately $3.5 million of the decrease is attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro and Indian Rupee. As a percentage of revenue, general and administrative expenses remained consistent at 19.0% for the year ended December 31, 2009, as compared to the same period of the prior year.

In 2008, general and administrative expenses increased $831,000 to $87.9 million as compared to $87.0 million for the year ended December 31, 2007. The $831,000 increase is primarily due to approximately $2.9 million of increased cost attributable to the decline in the U.S. dollar’s exchange rates against certain foreign currencies, in particular the Euro. This increase was partially offset by the benefits realized from lower internal operating costs resulting from certain restructuring and cost reduction actions implemented between 2006 and 2008. As a percentage of revenue, general and administrative expenses decreased to 19.0% for the year ended December 31, 2008 as compared to 19.3%, for the same period of the prior year. The Company estimates that the decline in the U.S. Dollar negatively impacted this percentage of revenue by approximately 30 basis points. Excluding the impact of currency, the ratio would have been 18.4% for the year ended December 31, 2008.

Research and Development.    Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
Total research and development expenses	$4,026,000	$5,273,000	$3,375,000
Increase (decrease) from prior year	(1,247,000)	1,898,000
Percentage of revenue	1.0%	1.2%	0.7%

For the year ended December 31, 2009, research and development expenses decreased $1.2 million to $4.0 million as compared to $5.3 million for the prior year. Approximately $237,000 of the decrease is attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro and Indian Rupee, as compared to the corresponding period of the prior year. The remainder of the decrease in research and development expenses is primarily the result of an increase in the internal and external capitalized costs for the development of the Company’s web-based hosted language management technology platform and new software-as-a-service offering.

In 2008, research and development expenses increased $1.9 million to $5.3 million as compared to $3.4 million for the prior year. These increases were primarily attributable to research and development costs incurred in developing additional features and components within Lionbridge’s web-based hosted language management technology platform. Approximately $270,000 of the increase for the year ended December 31, 2008 is due to the depreciation of the U.S. Dollar against foreign currencies. The Company expects research and development expense to increase during 2009 as the Company invests in the further development of its web-based hosted language management technology platform.

Depreciation and Amortization.    Depreciation and amortization expense related to property and equipment that is being recognized over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
Total depreciation and amortization expense	$4,619,000	$4,741,000	$5,186,000
Decrease from prior year	122,000	445,000
Percentage of revenue	1.2%	1.0%	1.1%

For the year ended December 31, 2009, depreciation and amortization expense decreased by $122,000 to $4.6 million, as compared to $4.7 million for the year ended December 31, 2008. This decrease is primarily attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro and Indian Rupee, as compared to the same periods of the prior year. In 2008, depreciation and amortization expense decreased by $445,000 to $4.7 million, as compared to $5.2 million for the year ended December 31, 2007. The decrease is primarily due to the culmination of depreciable lives of certain assets acquired in prior years. These decreases were partially offset by increases attributable to a decline in the U.S. Dollar against most foreign currencies of approximately $210,000 for the year ended December 31, 2008 as compared to the prior year.

Amortization of Acquisition-related Intangible Assets.    Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets from acquired businesses. Amortization expense for 2009, 2008 and 2007 of $5.5 million, $8.4 million and $8.5 million, respectively, relates primarily to the amortization of identifiable intangible assets acquired from BGS.

Goodwill Impairment.    In accordance with ASC 350, goodwill is reviewed for impairment on an annual basis. At December 31, 2009, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for the year ended December 31, 2009. At December 31, 2008, the Company performed its annual test of goodwill to determine if an impairment existed. It was determined that the carrying value of the Company’s goodwill related to its GLC reporting unit exceeded the implied fair value of goodwill. As a result, Lionbridge recorded a goodwill impairment charge of $120.6 million for the year ended December 31, 2008. At December 31, 2007, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for the year ended December 31, 2007.

Interest Expense.    Interest expense represents interest paid or payable on debt, the amortization of deferred financing costs, the accretion of discount on debt, and accelerated deferred financing charges upon early repayment of debt. The following table shows interest expense, dollar changes from the prior year and as a percentage of revenue for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
Total interest expense	$1,954,000	$4,049,000	$5,593,000
Decrease from prior year	2,095,000	1,544,000
Percentage of revenue	0.5%	0.9%	1.3%

For the year ended December 31, 2009, interest expense of $2.0 million decreased $2.0 million from $4.0 million, as compared to the year ended December 31, 2008. The decrease reflects lower average borrowings and lower interest rates in 2009 as compared to 2008. In addition, interest expense for 2009 includes the effect of the interest rate swap. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2009, the notional amount decreased to $10.0 million. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt.

In 2008, interest expense of $4.0 million primarily represents interest paid or payable on debt on the five-year $100.0 million revolving credit facility entered into by the Company on December 21, 2006. In addition, interest expense for 2008 includes the effect of the interest rate swap. At December 31, 2009, $24.7 million was outstanding with an interest rate of 1.7%.

Other Expense, Net.    The Company recognized $3.7 million in other expense, net, for the year ended December 31, 2009 as compared to $2.6 million in other expense, net, for the year ended December 31, 2008. This decrease includes $2.1 million of foreign currency transaction losses, due to the decline in the U.S. dollar’s exchange rates against other currencies, in particular the Euro, as compared to the net position and variance during the corresponding periods of prior year. In addition, Lionbridge recorded other expense of $1.4 million in 2009 relating to the reduction of an indemnification receivable related to indemnified reserves for uncertain tax positions related to the BGS acquisition. A corresponding $1.4 million benefit has been recorded in the provision for income taxes for the reduction of the indemnified reserves.

In 2008, the Company recognized $2.6 million in other expense, net, as compared to $3.3 million in the prior year. This decrease includes $3.1 million of foreign currency translation losses, due to the decline in the U.S. Dollar’s exchange rates against other currencies, in particular the Euro and Yen, as compared to the net position and variance during the corresponding periods of the prior year.

Provision for Income Taxes.    The following table shows the provision for income taxes and the effective income tax rate for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
Provision for (benefit from) income taxes	$(184,000)	$(997,000)	$4,991,000
Effective income tax rate	4.4%	0.8%	640.7%

The income tax provision increased $813,000 to a benefit of $(184,000) in 2009 from $(997,000) in 2008. The 2009 provision for income taxes is primarily attributable to $1.4 million of current income tax expense resulting from profits in various foreign jurisdictions, a $2.0 million deferred tax benefit in foreign jurisdictions primarily related to the reversal of deferred tax liabilities for acquired intangible assets and the release of valuation allowance in Ireland, and a $660,000 net increase in the reserve for uncertain tax positions.

The Company recognizes tax reserves for uncertainty in income taxes and adjusts these reserves when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment, or less of a benefit, that is materially different from our current estimate of the tax exposure. These differences will be reflected as increase or decreases to income tax expense in the period in which they are determined.

The Company’s unrecognized tax benefits include transfer pricing exposures from allocation of income between jurisdictions. Lionbridge believes that it is reasonably possible that approximately $465,000 of it unrecognized tax positions, consisting of several items in various jurisdictions, may be recognized by the end of 2010 as a result of a lapse of the statute of limitations.

The income tax provision decreased $6.0 million to a benefit of $997,000 in 2008 from $5.0 million in 2007. The 2008 provision for income taxes is primarily attributable to $4.4 million of current income tax expense resulting from profits in various foreign jurisdictions, a $1.1 million increase in the uncertainty in income taxes, a $1.1 million decrease in the deferred tax assets associated with tax deductible goodwill acquired in the BGS acquisition during 2005 and a $2.1 million increase in the deferred tax asset associated with a favorable tax ruling in Ireland.

Quarterly Results of Operations

The following tables set forth unaudited consolidated quarterly financial data for the periods indicated. Lionbridge derived this data from its unaudited consolidated financial statements, and, in the opinion of management, they have been prepared on the same basis as Lionbridge’s audited consolidated financial statements for the years ended December 31, 2009 and 2008, and include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) (Amounts in thousands) Quarter Ended
	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008
Revenue	$104,997	$97,822	$98,028	$88,403	$104,619	$114,290	$125,475	$117,048
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	69,778	67,384	65,703	61,173	68,701	78,640	85,921	80,875
Sales and marketing	7,141	6,921	7,022	7,693	7,772	8,059	8,903	8,817
General and administrative	18,902	17,909	18,442	18,803	20,153	21,737	22,807	23,175
Research and development	826	919	1,096	1,185	1,190	1,634	1,337	1,112
Depreciation and amortization	1,169	1,155	1,154	1,141	1,088	1,242	1,272	1,139
Amortization of acquisition-related intangible assets	1,380	1,380	1,380	1,380	2,111	2,104	2,113	2,113
Goodwill impairment	—	—	—	—	120,587	—	—	—
Merger, restructuring and other charges	2,864	1,340	1,645	993	580	—	221	206

Total operating expenses	102,060	97,008	96,442	92,368	222,182	113,416	122,574	117,437

Income (loss) from operations	2,937	814	1,586	(3,965)	(117,563)	874	2,901	(389)
Interest expense:
Interest on outstanding debt	349	426	465	537	862	917	971	1,122
Accretion of discount on debt	44	44	45	44	44	44	45	44
Interest income	24	19	20	59	137	141	102	147
Other (income) expense, net	17	2,990	720	5	979	(1,265)	478	2,411

Income (loss) before income taxes	2,551	(2,627)	376	(4,492)	(119,311)	1,319	1,509	(3,819)
Provision for (benefit from) income taxes	220	(1,612)	624	584	(368)	(1,846)	601	616

Net income (loss)	$2,331	$(1,015)	$(248)	$(5,076)	$(118,943)	$3,165	$908	$(4,435)

Net income (loss) per share of common stock:
Basic	$0.04	$(0.02)	$(0.00)	$(0.09)	$(2.14)	$0.06	$0.02	$(0.08)
Diluted	$0.04	$(0.02)	$(0.00)	$(0.09)	$(2.14)	$0.06	$0.02	$(0.08)
Weighted average number of shares outstanding:
Basic	56,155	56,099	56,011	55,857	55,696	55,636	55,915	56,147
Diluted	57,162	56,099	56,011	55,857	55,696	56,167	56,486	56,147

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

Out of Period Adjustment

During the three-month interim period ended December 31, 2009, the Company identified errors in its consolidated tax provision resulting in the tax provision being understated by $27,000, overstated by $359,000, and understated by $162,000 for the years ended December 31, 2006, 2007 and 2008, respectively. Also, the identified errors resulted in its consolidated tax provision being understated by $89,000 and $218,000 for the three month interim periods ended March 31, 2009 and June 30, 2009, respectively, and overstated by $16,000 for the three-month interim period ended September 30, 2009. These errors primarily relate to not recording provision to return adjustments in the proper periods. Furthermore, as a result of certain tax-related errors, the Company identified an error in its goodwill impairment charge whereby such charge was overstated in the amount of $283,000 for the year ended December 31, 2008.

The Company corrected these errors during the three-month interim period ended December 31, 2009, which had the effect of increasing the consolidated income tax provision by $121,000 for the three-month interim period ended December 31, 2009 and decreasing the consolidated tax provision by $170,000 for the year ended December 31, 2009; and reducing operating expenses by $283,000 for the three-month interim period ended December 31, 2009 and for the year ended December 31, 2009. The Company has evaluated these errors and does not believe that these amounts are material to the consolidated financial statements for the years ended December 31, 2008, 2007 or 2006, or any interim periods within those years and 2009, and that the correction of these errors is not material to the year ended December 31, 2009.

Liquidity and Capital Resources

The following table shows cash and cash equivalents, working capital, net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
Cash and cash equivalents	$27,432,000	$37,978,000	$32,248,000
Working capital	36,182,000	57,163,000	64,460,000
Net cash provided by operating activities	23,208,000	29,828,000	20,695,000
Net cash used in investing activities	(3,066,000)	(5,670,000)	(3,412,000)
Net cash used in financing activities	(31,125,000)	(20,141,000)	(16,016,000)

In 2009, Lionbridge’s working capital decreased $21.0 million to $36.2 million at December 31, 2009, as compared to $57.2 million at December 31, 2008. The decrease was primarily due to a decrease in cash and cash equivalents, accounts receivable and other current assets, partially offset primarily by a decrease in accrued compensation and benefits. The decrease in accounts receivable was primarily due to the slowdown in revenue from the prior year as well as continuous collection efforts made throughout the year.

As of December 31, 2009, cash and cash equivalents totaled $27.4 million, a decrease of $10.5 million from $38.0 million at December 31, 2008. The decrease was primarily due to $31.0 million used to pay down long-term debt, $3.1 million used to purchase property and equipment, partially offset by $23.2 million of cash generated by the business.

Accounts receivable and unbilled receivables at December 31, 2009 totaled $72.7 million, a decrease of $12.3 million from $85.1 million at December 31, 2008. As of December 31, 2009, other current assets decreased $1.3 million to $8.3 million from $9.6 million at December 31, 2008. Current liabilities totaled $72.3 million, a decrease of $3.2 million from $75.5 million at December 31, 2008. These changes were primarily driven by the slowdown in revenue as a result of the declining economic environment, which started in the second half of 2008 and continued throughout most of 2009.

In 2008, Lionbridge’s working capital decreased $7.3 million to $57.2 million at December 31, 2008, as compared to $64.5 million at December 31, 2007. The decrease was primarily due to a decrease in accounts receivable, unbilled receivables and other current assets, partially offset by increased cash and decreased accounts payable, accrued expenses and deferred revenue. The decrease in accounts receivable was primarily due to the net impact of accelerated billing and collections, as well as a slowdown in revenue in the fourth quarter of 2008, due to the declining economic environment year-over-year.

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

Accounts receivable and unbilled receivables at December 31, 2008 totaled $85.1 million, a decrease of $21.9 million from $106.9 million at December 31, 2007. As of December 31, 2008, other current assets decreased $2.7 million to $9.6 million from $12.3 million at December 31, 2007. Current liabilities totaled $75.5 million, a decrease of $11.6 million from $87.1 million at December 31, 2007. These changes were driven by the net impact of accelerated billing and collections, as well as a slowdown in revenue in the fourth quarter of 2008, due to the declining economic environment, year-over-year.

Net cash provided by operating activities was $23.2 million in 2009 as compared to $29.8 million in 2008. The primary source of cash in 2009 was a $12.7 million decrease in accounts receivable, a $1.0 million decrease in unbilled receivables, a $1.8 million decrease in other assets, partially offset by other changes including a net loss of $4.0 million (net of $13.3 million in depreciation, amortization and other non-cash expenses and gains), a $1.5 million net decrease in accounts payable, accrued expenses and deferred revenue.

In 2008, net cash provided by operating activities was $29.8 million in 2008, as compared to $20.7 million in 2007. The primary source of cash in 2008 was a $14.6 million decrease in accounts receivable, a $5.1 million decrease in unbilled receivables, a $759,000 increase in certain other operating assets, partially offset by other changes including a net loss of $119.3 million (net of a $120.6 million goodwill impairment, and $19.2 million in depreciation, amortization and other non-cash expenses and gains), a $5.8 million decrease in accounts payable and accrued expenses and a $5.4 million decrease in deferred revenue.

Lionbridge has not experienced any significant trends in accounts receivable and unbilled receivables other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in invested activities decreased $2.6 million to $3.1 million in 2009 as compared to $5.7 million in 2008. The primary use of cash in investing activity in 2009 was $3.1 million for the purchase of property and equipment. In 2008, net cash used in investing activities increased $2.3 million to $5.7 million as compared to $3.4 million in 2007. The primary use of cash in investing activity in 2008 was $8.3 million for the purchase of property and equipment. Net cash provided by investing activities in 2008 included $2.6 million proceeds from the sale of property and equipment.

Net cash used in financing activities in 2009 was $31.1 million as compared to $20.1 of net cash used in financing activities in 2008. Net cash used in financing activities in 2009 primarily included $31.0 million of payments of long-term debt, $3.5 million of payments of short-term debt, and $3.5 million of proceeds from the issuance of short-term debt. In 2008, net cash used in financing activities was $20.1 million as compared to $16.0 million of net cash used in financing activities in 2007. Net cash used by financing activities in 2008 primarily included $16.1 million used to pay down its outstanding debt, and $4.3 million used to repurchase the Company’s shares on the open market pursuant to the Company’s stock repurchase program. In addition, the Company raised $377,000 in proceeds from the issuance of common stock under stock option plans.

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended in 2007 and 2009 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At December 31, 2009, $24.7 million was outstanding with an interest rate of 1.7%.

Lionbridge anticipates that its present cash and cash equivalents position and available financing under its Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future. Should the Company require additional funding, the Company’s access to capital markets as a means of funding any anticipated cash needs may be limited due to global economic market conditions. Moreover, the Company may not be able to access additional debt financing on the same or substantially similar terms as those in the Credit Agreement due to volatility and instability in worldwide credit markets. Management is committed to pursuing alternative financing arrangements or reducing expenditures as necessary to meet the Company’s cash requirements through 2010 if necessary.

Contractual Obligations

The following table summarizes Lionbridge’s contractual cash obligations at December 31, 2009 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Capital leases	$25	$10	$15	$—	$—
Debt	24,700	—	24,700	—	—
Interest on debt (1)	1,155	727	428	—	—
Operating leases	54,906	13,242	15,132	8,205	18,327

	$80,786	$13,979	$40,275	$8,205	$18,327

(1)	Interest payment amounts are projected using market rates as of December 31, 2009. Future interest payments may differ from these projections based on changes in market interest rates. Interest on debt includes projected interest expense on the three-year amortizing interest rate swap the Company has in place as of December 31, 2009.

Lionbridge adopted revised guidance on accounting for uncertainty in income taxes as of January 1, 2007. As of December 31, 2009, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest and penalties was $7.8 million. The Company is unable to make a reasonably reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

As of December 31, 2009, Lionbridge did not have any material purchase obligations, or material long-term commitments other than those included in the table above reflected on its consolidated balance sheet.

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

In October 2009, the FASB issued Accounting Standards Update 2009-13 which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any.

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

Interest Rate Risk.    Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of December 31, 2009, $24.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $43,000 impact on the Company’s interest expense based on the $24.7 million outstanding at December 31, 2009 with an interest rate of 1.7%. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2009, the notional amount decreased to $10.0 million. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. The fair value of the interest rate derivative was a liability of $292,000 at December 31, 2009. A 10% increase in interest rates would increase the derivative’s fair value by approximately $1,000. A 10% decrease in interest rates would decrease the derivative’s fair value by approximately $1,000. The interest rate swap is designated as a cash flow hedge under ASC 815 and there is no hedge ineffectiveness at December 31, 2009. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk.    Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 67% and 56% (70% excluding the $120.6 million goodwill impairment charge) of its costs and expenses in 2009 and 2008, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 13% and 18% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of December 31, 2009 and 2008, respectively, while 10% and 8% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of December 31, 2009 and 2008, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $34.0 million and $27.4 million as of December 31, 2009 and 2008, respectively. The principal foreign currency applicable to our business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable and accounts payable) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have one-month terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at December 31, 2009.

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

In connection with the preparation of this Form 10-K, as of December 31, 2009, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009. This conclusion was communicated to the Audit Committee.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective at December 31, 2009 based on the criteria set forth in Internal Control-Integrated Framework.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting.    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2010.

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information relating to directors and executive officers of Lionbridge is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2010, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2009.

Lionbridge has adopted a code of conduct that applies to all employees, including its principal executive officer, principal financial officer, and principal accounting officer. A copy of the code of ethics is available on Lionbridge’s Web site.

Item 11.	Executive Compensation

Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2010, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information relating to security ownership of certain beneficial owners and management and information on securities for issuance under equity compensation plans is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2010, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information relating to certain relationships and related transactions, and director independence is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2010, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2009.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal auditor fees and services is set forth under “Principal Auditor Fees and Services” in Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2010, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2009.

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

(3)	Exhibits

Exhibit No.	Exhibit

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Amended and Restated By-laws of Lionbridge Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-26933) filed on October 30, 2008, and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	1998 Stock Plan, as amended and restated (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2004, and incorporated herein by reference).

10.2**	Form of Restricted Stock Agreement under the 1998 Stock Plan (filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2003, and incorporated herein by reference).

10.3**	Amended and Restated Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on May 5, 2009, and incorporated herein by reference).

10.4**	Form of Restricted Stock Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.5**	Form of Incentive Stock Option Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.6**	Form of Non-Qualified Stock Option Agreement For Officers and Employees under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.7**	Lionbridge Deferred Compensation Plan for Independent Directors (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.8**	Independent Director Compensation Plan, Amended and Restated as of April 4, 2008 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on April 7, 2008, and incorporated herein by reference).

10.9**	Independent Directors’ Compensation Policy Amended and Restated as of March 10, 2009 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on March 13, 2009, and incorporated herein by reference).

10.10**	Form of Restricted Stock Unit Agreement for Independent Directors (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.11**	Form of Non-Qualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit

10.12	Lease dated as of October 1, 2005 between and Randal J. Stewart and Anne J. Stewart dba Palm Court Properties and VeriTest Inc. (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2005, and incorporated herein by reference).

10.13	Lease dated as of July 28, 2005 between and OP&F Stevenson Corporation and Lionbridge US, Inc. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2005, and incorporated herein by reference).

10.14	Lease agreement dated as of March 14, 2005 between Lionbridge Technologies Private Limited and Mr. S.K. Dharmalingam (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2005, and incorporated herein by reference).

10.15	Sublease dated as of January 5, 2006 between SlaterLabs S.A. and Lionbridge España, S.L. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2006 and incorporated herein by reference).

10.16	Sublease dated as of June 30, 2006 between and 24/7Real Media Inc. and Lionbridge Global Solutions II, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2006, and incorporated herein by reference).

10.17	Lease dated as of June 1, 2006 between Shanghai WASETA International Trading Co., Ltd. and Lionbridge Beijing Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2006, and incorporated herein by reference).

10.18	Lease dated as of July 7, 2006 between Britphil & Co. (US) Ltd. and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.19	Lease dated as of July 10, 2006 between Abaco Urbanizacao E Empreendimentos Limitada and Lionbridge Participações, Ltda. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.20	Lease dated as of July 11, 2006, between Taifun Real sp. zo.o and Lionbridge Poland sp. zo.o. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.21	Third Amendment to Lease dated October 31, 2006, between 492 OCP LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.26 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2006, and incorporated herein by reference).

10.22	Lease dated December 15, 2006, Clichy Victor Hugo and Lionbridge France SAS (filed as Exhibit 10.29 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2006, and incorporated herein by reference).

10.23	Lease dated as of March 14, 2007, between TCAM Core Property Fund Operating LP and Lionbridge US, Inc. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2007, and incorporated herein by reference).

10.24	Lease amendment dated as of May 1, 2007, between Société Civile Immobilière Core Sophia and Lionbridge Technologies SARL (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.25	Lease amendment dated as of June 4, 2007, between IEF Vastgoad Pluto B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit

10.26	Lease dated as of August 8, 2007, between Beijing Oriental Plaza Co., Ltd. And Beijing Lionbridge Global Solutions Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended September 30, 2007, and incorporated herein by reference).

10.27	Agreement dated October 12, 2007 between Orrick Investments Pte Ltd. and Lionbridge Singapore Pte Ltd. (filed as Exhibit 10.32 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2007, and incorporated herein by reference).

10.28	First Amendment to the Lease Agreement dated as of June 5, 2008 between iAnywhere Solutions, Inc. and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference.)

10.29	Fifth Amendment to Office Lease dated as of July 3, 2008 between BCCC Property LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference).

10.30	Seventh Amendment to the Lease Agreement dated as of July 10, 2008 between Sterling Realty Organization Co. and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference).

10.31	Lease dated as of March 6, 2008 between Dominion Corporate Trustees Limited and Lionbridge UK Limited (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2008, and incorporated herein by reference).

10.32	Lease Agreement dated as of December 23, 2008 between Horizon West Property Management, Inc. and Lionbridge US, Inc. (filed as Exhibit 10.30 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2008, and incorporated herein by reference).

10.33	Lease dated as of February 25, 2009, between Bernardo Summit LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter period ending March 31, 2009, and incorporated herein by reference.)

10.34	Termino de Contrato, Finiquito y Contrato de Arrendamiento (Lease) dated July 27, 2009, between Union Investment Chile V S.A. and Lionbridge Chile Traducciones Limitada (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.35	First Amendment to Lease dated June 2, 2009, between Horizon West Property Management, Inc. and Lionbridge US, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2009, and incorporated herein by reference.)

10.36	Lease dated August 18, 2009, between Lambhar Singh Rai and Sukhjit Kaur Rai and Cosmic Concepts Limited and Lionbridge (UK) Limited (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.37	Underlease dated August 19, 2009, between The Secretary of State for Environment Food and Rural Affairs, Lionbridge (UK) Limited, and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.38*	Lease dated January 28, 2009, between Virgo Chanin Business Centers LLC and Lionbridge Technologies, Inc.

Exhibit No.	Exhibit

10.39**	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.40**	Non-competition Agreement between the Lionbridge Technologies, Inc. and Satish Maripuri dated March 1, 2004, (filed as Exhibit 10.66 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2004, and incorporated herein by reference).

10.41**	Non-competition Agreement between the Lionbridge Technologies, Inc. and Henri Broekmate dated March 24, 2004, (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2004, and incorporated herein by reference).

10.42**	Form of Restricted Stock Unit Agreement under the Lionbridge 1998 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2004, and incorporated herein by reference).

10.43**	Form of Restricted Stock Unit Award Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2006, and incorporated herein by reference).

10.44**	Rory Cowan Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.45**	Rory Cowan Performance-Based Stock Option Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.46**	Employment and Business Protection Agreement, effective as of September 17, 2007, between Donald M. Muir and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on September 11, 2007, and incorporated herein by reference).

10.47**	Amended and Restated Lionbridge Change of Control Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on November 5, 2008, and incorporated herein by reference).

10.48**	Amended and Restated Change of Control Agreement between Lionbridge and Executive Officers (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 5, 2008, and incorporated herein by reference).

10.49**	Amended and Restated Employment Agreement dated October 31, 2008 between Rory J. Cowan and Lionbridge Technologies, Inc.

10.50	Credit Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.51	Pledge Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

Exhibit No.	Exhibit

10.52	Security Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.53	Joinder Agreement dated as of October 30, 2009, by and among Lionbridge Global Sourcing Solutions, Inc., Lionbridge Technologies, Inc., HSBC Bank USA, National Association, as administrative agent for the benefit of the Lenders (filed as Exhibit 10.1 to the Current Report Form 8-K (File No. 000-26933) filed on November 5, 2009, and incorporated herein by reference).

10.54	Form of Revolving Note under the Credit Agreement dated as of December 21, 2006, (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.55	Form of Swingline Note under the Credit Agreement dated as of December 21, 2006, (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.56	Amendment and Joinder Agreement dated as of January 22, 2007, among Lionbridge Technologies, Inc., HSBC Bank USA, NA and the parties named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.57	Charge on Shares of Lionbridge International (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.58	Charge on Shares of Lionbridge International Finance Limited (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.59	Notes issued by Lionbridge International Finance Limited to the Lenders under the Credit Agreement (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

14	Lionbridge Technologies, Inc. Code of Conduct (filed as Exhibit 14 to the Form 10-K (File No. 000-26933) for the period ending December 31, 2007, and incorporated herein by reference).

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lionbridge Technologies, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Lionbridge Technologies, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 16, 2010

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$27,432	$37,978
Accounts receivable, net of allowances of $500 and $685 at December 31, 2009 and 2008, respectively	55,501	67,184
Unbilled receivables	17,246	17,893
Other current assets	8,290	9,615

Total current assets	108,469	132,670
Property and equipment, net	12,681	14,077
Goodwill	9,675	9,675
Other intangible assets, net	14,480	20,000
Other assets	7,414	7,760

Total assets	$152,719	$184,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$—	$22
Accounts payable	20,831	20,218
Accrued compensation and benefits	16,524	20,122
Accrued outsourcing	9,539	9,252
Accrued merger and restructuring	1,773	811
Other accrued expenses	10,705	11,288
Income taxes payable	1,421	3,434
Deferred revenue	11,484	10,277
Other current liabilities	10	83

Total current liabilities	72,287	75,507

Long-term debt, less current portion	24,700	55,700
Deferred income taxes, long-term	643	737
Other long-term liabilities	14,060	12,568
Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 58,192,394 and 57,214,003 shares issued and outstanding at December 31, 2009 and 2008, respectively	582	572
Additional paid-in capital	258,449	255,126
Accumulated deficit	(235,414)	(231,406)
Accumulated other comprehensive income	17,412	15,378

Total stockholders’ equity	41,029	39,670

Total liabilities and stockholders’ equity	$152,719	$184,182

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2009	2008	2007
Revenue	$389,250	$461,432	$451,994
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	264,038	314,137	302,059
Sales and marketing	28,777	33,551	32,841
General and administrative	74,056	87,872	87,041
Research and development	4,026	5,273	3,375
Depreciation and amortization	4,619	4,741	5,186
Amortization of acquisition-related intangible assets	5,520	8,441	8,453
Goodwill impairment	—	120,587	—
Merger, restructuring and other charges	6,842	1,007	4,019

Total operating expenses	387,878	575,609	442,974

Income (loss) from operations	1,372	(114,177)	9,020
Interest expense:
Interest on outstanding debt	1,777	3,872	5,403
Accretion of discount on debt and deferred financing costs	177	177	190
Interest income	122	527	699
Other expense, net	3,732	2,603	3,347

Income (loss) before income taxes	(4,192)	(120,302)	779
Provision for (benefit from) income taxes	(184)	(997)	4,991

Net loss	$(4,008)	$(119,305)	$(4,212)

Net loss per share of common stock:
Basic and diluted	$(0.07)	$(2.14)	$(0.07)
Weighted average number of shares outstanding:
Basic and diluted	56,036	55,837	59,297

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Par Value
Balance at January 1, 2007	60,089,130	$601	$257,077	$(107,704)	$6,714	$156,688
Issuance of restricted stock	605,322	6	(6)			—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(83,662)	(1)	(475)			(476)
Common stock issued for option exercises	180,490	2	357			359
Stock-based compensation (net of unvested restricted stock forfeitures)	(39,249)		7,175			7,175
Shares repurchased	(3,159,095)	(32)	(10,204)			(10,236)
Impact to revalue unfunded projected benefit obligation					(66)	(66)
Impact to adopt new accounting standard				(185)		(185)
Comprehensive income:
Net loss				(4,212)		(4,212)	$(4,212)
Other comprehensive income:
Unrealized loss on cash flow hedge					(533)	(533)	(533)
Translation adjustment					7,640	7,640	7,640

Comprehensive income							$2,895

Balance at December 31, 2007	57,592,936	576	253,924	(112,101)	13,755	156,154
Issuance of restricted stock	1,065,473	11	(11)			—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(87,266)	(1)	(260)			(261)
Common stock issued for option exercises	238,616	2	375			377
Stock-based compensation (net of unvested restricted stock forfeitures)	(105,188)	(1)	5,428			5,427
Shares repurchased	(1,490,568)	(15)	(4,330)			(4,345)
Comprehensive loss:
Net loss				(119,305)		(119,305)	$(119,305)
Other comprehensive income:
Unrealized loss on cash flow hedge					(150)	(150)	(150)
Impact to revalue unfunded projected benefit obligation					292	292	292
Translation adjustment					1,481	1,481	1,481

Comprehensive loss							$(117,682)

Balance at December 31, 2008	57,214,003	$572	$255,126	$(231,406)	$15,378	$39,670
Issuance of restricted stock	1,353,882	14	(14)			—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(163,366)	(2)	(269)			(271)
Common stock issued for option exercises	3,000		5			5
Stock-based compensation (net of unvested restricted stock forfeitures)	(215,125)	(2)	3,601			3,599
Comprehensive loss:
Net loss				(4,008)		(4,008)	$(4,008)
Other comprehensive income:
Unrealized gain on cash flow hedge					391	391	391
Impact to revalue unfunded projected benefit obligation					168	168	168
Translation adjustment					1,475	1,475	1,475

Comprehensive loss							$(1,974)

Balance at December 31, 2009	58,192,394	$582	$258,449	$(235,414)	$17,412	$41,029

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(4,008)	$(119,305)	$(4,212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	5,520	8,441	8,453
Stock-based compensation	3,599	5,427	7,175
Non-cash merger, restructuring and other charges	—	—	768
Accretion of discount on debt and debt financing costs	177	177	190
Depreciation and amortization	4,619	4,741	5,186
Goodwill impairment	—	120,587	—
Provision for doubtful accounts	(144)	186	55
Loss (gain) on disposal of fixed assets	(5)	(235)	154
Deferred income taxes	(2,435)	—	681
Net realized and unrealized foreign currency gains (losses) on forward contracts	—	473	(1,986)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	12,686	14,551	(5,825)
Unbilled receivables	1,003	5,070	7,500
Other current assets	1,618	1,638	(8,469)
Other assets	174	695	(1,299)
Accounts payable	1,534	1,001	1,712
Accrued compensation and benefits	(4,216)	(2,986)	(415)
Accrued outsourcing	94	(2,603)	691
Accrued merger and restructuring	(25)	(1,018)	179
Income taxes payable	(2,024)	441	(3,014)
Other accrued expenses	4,119	(2,077)	6,298
Deferred revenue	922	(5,376)	6,873

Net cash provided by operating activities	23,208	29,828	20,695

Cash flows from investing activities:
Purchases of property and equipment	(3,068)	(8,347)	(5,217)
Proceeds from sale of property and equipment	2	2,640	—
Purchase price adjustment for businesses acquired	—	212	—
Net proceeds from (payments of) forward contract hedges	—	(175)	1,805

Net cash used in investing activities	(3,066)	(5,670)	(3,412)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	3,500	8,900	15,100
Payments of short-term debt	(3,500)	(8,900)	(15,100)
Payments of long-term debt	(31,000)	(16,052)	(6,113)
Proceeds from issuance of common stock under option and employee stock purchase plans	5	377	359
Shares repurchased	—	(4,345)	(10,236)
Proceeds from issuance of capital leases	—	—	265
Payments of capital lease obligations	(130)	(121)	(291)

Net cash used in financing activities	(31,125)	(20,141)	(16,016)

Net increase (decrease) in cash and cash equivalents	(10,983)	4,017	1,267
Effects of exchange rate changes on cash and cash equivalents	437	1,713	3,627
Cash and cash equivalents at beginning of year	37,978	32,248	27,354

Cash and cash equivalents at end of year	$27,432	$37,978	$32,248

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

Lionbridge anticipates that its present cash and cash equivalents position and available financing under a revolving credit facility with HSBC Bank, USA, National Association (the “Credit Agreement”) should provide adequate cash to fund its currently anticipated cash needs for the next twelve months. However, due to deterioration in global economic and market conditions, should the Company require additional funding, the Company’s access to capital markets as a means of funding any anticipated cash needs is limited. Moreover, due to current economic and market conditions as well as the instability in the U.S. and worldwide credit markets, the Company’s access to additional debt financing on the same or substantially similar terms as those in the Credit Agreement is not likely in the near term. To the extent that capital resources are less than expected or operating objectives are not achieved, management is committed to pursuing alternative financing arrangements or reducing expenditures as necessary to meet the Company’s cash requirements through 2010.

Out of Period Adjustment

During the three month interim period ended December 31, 2009, the Company identified errors in its consolidated tax provision resulting in the tax provision being understated by $27,000, overstated by $359,000, and understated by $162,000 for the years ended December 31, 2006, 2007 and 2008, respectively. Also, the identified errors resulted in its consolidated tax provision being understated by $89,000 and $218,000 for the three month interim periods ended March 31, 2009 and June 30, 2009, respectively, and overstated by $16,000 for the three month interim period ended September 30, 2009. These errors primarily relate to not recording provision to return adjustments in the proper periods. Furthermore, as a result of certain tax-related errors, the Company identified an error in its goodwill impairment charge whereby such charge was overstated in the amount of $283,000 for the year ended December 31, 2008.

The Company corrected these errors during the three month interim period ended December 31, 2009, which had the effect of increasing the consolidated income tax provision by $121,000 for the three month interim period ended December 31, 2009 and decreasing the consolidated tax provision by $170,000 for the year ended December 31, 2009; and reducing operating expenses by $283,000 for the three month interim period ended

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009 and for the year ended December 31, 2009. The Company has evaluated these errors and does not believe that these amounts are material to the consolidated financial statements for the years ended December 31, 2008, 2007 or 2006, or any interim periods within those years and 2009, and that the correction of these errors is not material to the year ended December 31, 2009.

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

Revenue Recognition

Lionbridge recognizes revenue as services are performed and amounts are earned in accordance with ASC 605-20, “Services” (“ASC 605-20”). Lionbridge considers amounts to be earned when (1) persuasive evidence of an arrangement has been obtained; (2) services are delivered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Lionbridge provides integrated full-service offerings throughout a client’s product and content lifecycle, including GLC and GDT services. Such multiple-element service offerings are governed by ASC 605-25, “Multiple-Element Arrangements” (“ASC 605-25”). For these arrangements where the GLC and GDT services have independent value to the customer, and there is evidence of fair value for each service, the combined service arrangement is bifurcated into separate units for accounting treatment. In instances where it is not possible to bifurcate a project, direct and incremental costs attributable to each component are deferred and recognized together with the service revenue upon delivery. The determination of fair value requires the use of significant judgment. Lionbridge determines the fair value of service revenues based upon its recent pricing for those services when sold separately and/or prevailing market rates for similar services.

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

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were approximately $129,000, $307,000 and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Foreign Currency Translation

The functional currency for each of Lionbridge’s foreign operations is predominantly the local currency of the country in which those operations are based. Revenues and expenses of foreign operations are translated into U.S. dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. dollars at year-end rates of exchange. The Company has reflected resulting translation gains of $1.5 million, $1.5 million and $7.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, in accumulated other comprehensive income, which is a component of stockholders’ equity. These unrealized gains and losses are primarily attributable to the fluctuation in value between the U.S. dollar and the Euro. For the purpose of disclosure of comprehensive income (loss), Lionbridge does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as Lionbridge intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Realized and unrealized foreign currency transaction gains or losses, arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies, are included in other expense, net in the consolidated statements of operations and resulted in losses of $2.1 million, $3.1 million and $3.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments

Lionbridge enters into foreign currency forward contracts with commercial banks to hedge exposure to foreign currency assets and liabilities recorded on its balance sheet and amortizing interest swaps to manage interest rate risk. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings. The Company had no foreign exchange forward contracts outstanding at December 31, 2009.

On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2009, the notional amount decreased to $10.0 million. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. The interest rate swap is designated as a cash flow hedge under the guidance of ASC 815, “Derivatives and Hedging” (“ASC 815”) and changes in the fair value are recorded to other comprehensive income.

Lionbridge does not hold or issue financial instruments for trading or speculative purposes.

Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of time deposits and are stated at cost plus accrued interest.

Unbilled Receivables

Unbilled receivables represent revenue not yet billed. Unbilled receivables are calculated for each individual project based on the proportional delivery of services at the balance sheet date. Billing of amounts in unbilled receivables occurs according to customer-agreed payment schedules or upon completion of specified project milestones. All of Lionbridge’s projects in unbilled receivables are expected to be billed and collected within one year.

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

In accordance with ASC 350-40, “Internal Use Software” (“ASC 350-40”), costs associated with the internally developed software are capitalized when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable of being completed. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2009, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for the year ended December 31, 2009. At December 31, 2008, the Company performed its annual test of goodwill to determine if an impairment existed. It was determined that the carrying value of the Company’s goodwill related to its GLC reporting unit exceeded the implied fair value of goodwill. As a result, Lionbridge recorded a goodwill impairment charge of $120.6 million for the year ended December 31, 2008.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting for Stock-Based Compensation

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to ASC 718, “Compensation—Stock Compensation” (“ASC 718”), which requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date.

The Company has stock-based employee compensation plans which are described more fully in Note 8 to these consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates are used when accounting for the collectibility of receivables, calculating revenue based on the proportional delivery of services, and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded.

Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net loss, the net change in the funded status of defined benefit postretirement plans, unrealized losses on a cash flow hedge and the net change in foreign currency translation adjustment.

Concentrations of Credit Risk and Significant Customers

Financial instruments which potentially subject Lionbridge to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with several investment grade financial institutions. Investments consist of time deposits with maturities less than 30 days. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. Microsoft accounted for approximately 16% and 24% of consolidated accounts receivable at December 31, 2009 and 2008, respectively. No other client individually accounted for more than 10% of consolidated accounts receivable at December 31, 2009 or 2008. Lionbridge generally does not require collateral or other security against trade receivable balances; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Financial instruments are carried in the consolidated financial statements at amounts that approximate fair values at December 31, 2009 and 2008. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. The Company recognizes all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC 815, “Derivatives and Hedging—Net Settlement”. The Company records changes in the fair value of derivative instruments in earnings unless deferred hedge accounting criteria is met. For derivative instruments designated as fair value hedges, the Company records the changes in fair value of both the derivative instrument and the hedged item in earnings.

Recent Accounting Pronouncements

In April 2009, the FASB revised ASC 825, “Financial Instruments” (“ASC 825”) to require disclosure in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by the guidance. This revision is effective for interim reporting periods ending after June 15, 2009. The adoption of this revision did not have a material impact on the Company’s financial statements.

In April 2009, the FASB revised ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to clarify the interaction of the factors that should be considered when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability (or similar assets or liabilities). If there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This revision is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. The adoption of this revision did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13 which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any.

3.    Property and Equipment:

Property and equipment consisted of the following at December 31:

	2009	2008
Computer software and equipment	$29,049,000	$28,130,000
Land, buildings and building improvements	980,000	980,000
Furniture and office equipment	6,304,000	6,243,000
Leasehold improvements	7,031,000	7,184,000

	43,364,000	42,537,000
Less: Accumulated depreciation and amortization	(30,683,000)	(28,460,000)

	$12,681,000	$14,077,000

Depreciation and amortization expense was $4.6 million, $4.7 million and $5.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Goodwill and Other Intangible Assets:

Changes in the carrying amount of goodwill on a total consolidated basis and by reportable segment for the years ended December 31, 2009 and 2008 consisted of the following:

	GLC	GDT	Total
Balance at December 31 ,2007, gross	$121,538,000	$9,675,000	$131,213,000
Goodwill adjustment, net	(951,000)	—	(951,000)
Goodwill impairment	(120,587,000)	—	(120,587,000)

Balance at December 31, 2008, net	$—	$9,675,000	$9,675,000
Balance at December 31, 2008, gross	$120,587,000	$9,675,000	$130,262,000
Accumulated goodwill impairment	(120,587,000)	—	(120,587,000)

Balance at December 31, 2009, net	$—	$9,675,000	$9,675,000

Included in “Other intangible assets, net” in the Company’s consolidated balance sheet are other intangible assets that are subject to amortization. The following table summarizes other intangible assets as of December 31, 2009 and 2008, respectively:

	2009			2008
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$19,583,000	$12,417,000	$32,000,000	$16,148,000	$15,852,000
BGS acquired customer contracts	14,000,000	11,937,000	2,063,000	14,000,000	9,875,000	4,125,000
BGS acquired technology	2,317,000	2,317,000	—	2,317,000	2,294,000	23,000

	$48,317,000	$33,837,000	$14,480,000	$48,317,000	$28,317,000	$20,000,000

Estimated annual amortization expense related to these intangible assets is as follows:

Year ending December 31,
2010	$4,893,000
2011	2,332,000
2012	1,921,000
2013	1,583,000
2014	1,304,000
Thereafter	2,447,000

$14,480,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment

Lionbridge has three reporting units: (1) GLC, (2) GDT, and (3) Interpretation. As of December 31, 2009 and 2008, no goodwill was assigned to our Interpretation reporting unit. The Company performs an annual impairment test of its goodwill as required under the provisions of ASC 350 on December 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. ASC 350 requires that the impairment test be performed through the application of a two-step process. The first step compares the carrying value of the Company’s reporting units to their estimated fair values as of the test date. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any. As of December 31 2009, the Company performed its annual impairment test for goodwill at the reporting unit level and, after conducting the first step, determined that it was not necessary to conduct the second step as it concluded that the carrying value of its reporting units did not exceed their fair value. Accordingly, as of December 31, 2009, the Company determined no adjustment to goodwill was necessary. For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group.

The Company performed its annual goodwill impairment assessment as of December 31, 2008 again using the two-step process required by ASC 350. The Company estimated the fair value of each of its reporting units using an income approach, which estimates fair value based upon future cash flows discounted to their present value. The Company then reconciled the aggregate estimated fair value of its reporting units to its overall market capitalization. Step one of this assessment resulted in the carrying value of the GLC reporting unit exceeding its fair value. The other reporting units’ fair values exceeded their carrying values. Accordingly, the Company performed the second step only in relation to the GLC reporting unit. The second step determines the implied fair value of goodwill by comparing the fair value of the GLC reporting unit to the aggregate fair value of all the assets and liabilities of this reporting unit. In step two of the impairment analysis, the Company compared the implied fair value of goodwill in the GLC reporting unit to its carrying value. The Company determined the implied fair value of goodwill was zero. As a result, the Company recorded a non-cash impairment charge to its goodwill of $120.6 million.

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

As described above, for intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. The Company determined that the adverse business climate and the significant decline in its market capitalization experienced during the fourth quarter of fiscal 2008 were significant factors that indicated that the carrying amount of its intangible assets might not be recoverable. As required by ASC 360, the Company performed its assessment at the asset group level which represented the lowest level of cash flows that are largely independent of cash flows of other assets

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and liabilities. The undiscounted cash flows exceeded their carrying value for each asset group level. The Company also reassessed the amortization method and remaining amortization period for the assets, and determined that no changes to the amortization period or method were necessary.

5. Debt:

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended in 2007 and 2009 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At December 31, 2009, $24.7 million was outstanding with an interest rate of 1.7%. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarter period then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarter period by its consolidated interest expense and cash paid on taxes during each such consecutive four quarter period. The Company was in compliance with both of these ratios as well as all other bank covenants as of December 31, 2009.

6. Commitments	and Contingencies:

Operating Lease Commitments

The Company leases certain equipment and office space under noncancelable agreements which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases (excluding recognition of sublease income) at December 31, 2009 were as follows:

Year ending December 31,
2010	$13,242,000
2011	8,725,000
2012	6,407,000
2013	5,198,000
2014	3,007,000
Thereafter	18,327,000

$54,906,000

Lionbridge recorded total rental expense of $15.6 million, $16.8 million and $15.6 million in 2009, 2008 and 2007, respectively.

Guarantor Arrangements

When as part of an acquisition the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. In September 2005, the Company acquired all of the stock of Bowne Global Solutions (“BGS”). Since those dates, the Company has not received any claims for events that occurred prior to such acquisition. The Company believes that there are no such liabilities outside the ordinary course of business related to the acquisition of BGS. Accordingly, the Company has no liabilities recorded for these

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guarantees as of December 31, 2009. Moreover, pursuant to the terms of the acquisition agreement with BGS, BGS is obligated to indemnify the Company for tax liabilities incurred prior to the September 1, 2005 acquisition date. This indemnification obligation continues in perpetuity with respect to tax liabilities arising prior to the acquisition date.

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

Based upon Lionbridge’s historical experience, contractual limitations of liability applicable to such indemnities, and information known as of December 31, 2009, the Company believes its liability on the above guarantees and indemnities at December 31, 2009 is immaterial.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Several appeals have been filed objecting to the definition of the settlement class and fairness of the settlement, and those appeals remain pending. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

7.    Stockholders’ Equity and Stock-Based Compensation:

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with this incremental repurchase program, during 2008 the Company acquired 1,490,568 shares of its common stock for $4.3 million at a volume weighted average price of $2.92 per share. As of December 31, 2009, under the combined programs the Company has purchased 4,649,663 shares of its common stock at a volume weighted average price of $3.14 per share and total cost of $14.6 million, however no shares were purchased in 2009.

Stock Option Plans

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Stock Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The maximum number of shares of common stock available for issuance under the 2005 Plan is 8,500,000 shares. At December 31, 2009, there were 3,855,454 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period.

Lionbridge’s 1998 Stock Option Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. At December 31, 2009 there were no options available for future grant under the 1998 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the 1998 Plan. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2009:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2008	5,717,426	$5.65
Granted	314,125	$1.63
Exercised	(3,000)	$1.66		$2
Canceled (forfeited and expired)	(682,339)	$6.39

Outstanding as of December 31, 2009	5,346,212	$5.32	3.1	$741

Exercisable as of December 31, 2009	4,133,227	$5.51	2.8	$539

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $2.30 as of December 31, 2009, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of in-the-money options outstanding as of December 31, 2009 was 1,096,046. The total number of in-the-money options exercisable as of December 31, 2009 was 799,546.

The weighted average grant date fair value of options, as determined under ASC 718 granted during the years ended December 31, 2009, 2008 and 2007 was $0.90, $1.53 and $3.82 per share respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $3,000, $285,000 and $658,000, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2009, 2008 and 2007 was approximately $5,000, $377,000 and $359,000, respectively. The total fair value of shares vested during the year ended December 31, 2009, 2008 and 2007 was $1.9 million, $3.1 million and $3.9 million, respectively. Total compensation expense related to stock options was $1.3 million, $2.1 million and $4.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.0 million and will be recognized over an estimated weighted average period of approximately 1.6 years.

The Company settles employee stock option exercises with newly issued shares of common stock.

Valuation Assumptions for Stock Options

For the years ended December 31, 2009, 2008 and 2007, 314,125, 365,000 and 1,251,000 stock options were granted, respectively. The fair value of each option (excluding market-based awards discussed below) was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.71 to 2.13%	1.52 to 2.53%	3.53 to 4.73%
Expected volatility	68.9 to 76.2%	66.2 to 67.7%	51.4 to 62.1%
Expected life (years)	3.9 to 4.2	4.0 to 4.2	3.8 to 4.1
Dividend yield	0%	0%	0%

The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Restricted Stock Awards

Lionbridge issued 1,280,897 and 1,148,440 shares of restricted common stock and restricted stock units with a fair market value of $2.2 million and $3.3 million in 2009 and 2008, respectively. Restrictions on disposition lapse over four years from the date of grant on each anniversary date.

Total compensation expense related to all restricted stock awards was $2.3 million, $3.3 million and $3.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2009, 2008 and 2007 was $1.69, $2.83 and $5.20 per share respectively. The total fair value of restricted stock awards vested during the year ended December 31, 2009, 2008 and 2007 was $1.5 million, $1.4 million and $1.5 million, respectively.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes non-vested restricted stock awards activity for the year ended December 31, 2009:

	Non-vested Number of Restricted Share Awards	Grant Date Fair Value
Non-vested balance at December 31, 2008	1,989,870	$3.57
Granted at fair market value	1,280,897	$1.68
Vested	(652,370)	$4.56
Forfeited	(235,500)	$3.24

Non-vested balance at December 31, 2009	2,382,897	$2.80

Lionbridge currently expects to amortize $3,432,000 of unamortized compensation in connection with restricted stock awards outstanding as of December 31, 2009 over an estimated weighted average period of approximately 2.3 years.

8.    Income Taxes:

The components of the provision (benefit) for income taxes are as follows for the years ended December 31:

	2009	2008	2007
Current:
Federal	$(8,000)	$153,000	$67,000
State	255,000	210,000	113,000
Foreign	2,004,000	4,386,000	4,130,000

Total current provision	$2,251,000	$4,749,000	$4,310,000

Deferred:
Foreign	$(2,435,000)	$(4,628,000)	$205,000
Domestic	—	(1,118,000)	476,000

Total deferred provision (benefit)	$(2,435,000)	$(5,746,000)	$681,000

Total provision (benefit) for income taxes	$(184,000)	$(997,000)	$4,991,000

The components of the income (loss) before income taxes were as follows for the years ended December 31:

	2009	2008	2007
United States	$(2,369,000)	$(118,086,000)	$(9,723,000)
Foreign	(1,823,000)	(2,216,000)	10,502,000

Income (loss) before income taxes	$(4,192,000)	$(120,302,000)	$779,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes was at rates different from the U.S. federal statutory income tax rate for the following reasons for the years ended December 31:

	2009	2008	2007
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes	(8.7)%	0.7%	(333.0)%
Foreign rate differential	10.8%	2.1%	(4.2)%
Foreign taxes	(10.1)%	—	10.7%
Valuation allowance	(28.1)%	(4.2)%	45.1%
Unrealized foreign exchange gains	—	(0.8)%	8.6%
Stock-based compensation	(4.5)%	(1.5)%	60.5%
Permanent differences	16.4%	1.0%	671.3%
Goodwill	—	(28.3)%	61.1%
Tax revenue and other	(5.4)%	(2.2)%	86.6%

Effective tax rate	4.4%	0.8%	640.7%

The consolidated deferred tax assets (liabilities) of the Company were as follows at December 31:

	2009	2008
U.S. net operating loss carryforwards	$45,295,000	$45,566,000
Foreign net operating loss carryforwards	52,697,000	22,563,000
Difference in accounting for amortization and depreciation	(564,000)	(2,436,000)
Goodwill amortization	6,379,000	6,859,000
Reserves and accruals	1,619,000	3,094,000
Tax credits carryforwards	2,267,000	2,164,000
Stock-based compensation	5,216,000	4,284,000
Deferred revenue	1,853,000	1,202,000
Other	3,080,000	3,806,000
Valuation allowance	(116,992,000)	(87,839,000)

Net deferred tax asset (liability)	$850,000	$(737,000)

The balance of the deferred tax liability at December 31, 2008 relates to the differences between the assigned values and tax bases of acquired intangibles, excluding goodwill, from the BGS acquisition. The deferred tax asset at December 31, 2009 relates primarily to net operating loss and tax carryforwards in foreign jurisdictions.

The benefit from the utilization of certain net operating loss carryforwards in Europe during the year ended December 31, 2008 was recorded as a reduction of goodwill of $127,000, rather than a tax benefit, since the deferred tax assets associated with these carryforwards had not been recognized at the time of the acquisition of BGS on September 1, 2005.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lionbridge’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered Lionbridge’s history of losses and concluded that, with the exception of certain foreign tax jurisdictions, it is more-likely-than-not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been established against those tax assets resulting in a net increase to the valuation allowance of $29.2 million in 2009. Management has determined that the likelihood of realizing the deferred tax assets of certain tax jurisdictions is more-likely-than not and, accordingly, has recorded a deferred tax asset of $850,000 as of December 31, 2009. Management reevaluates the positive and negative evidence periodically.

At December 31, 2009, Lionbridge had net operating loss carryforwards for U.S. federal income tax purposes of $111 million that may be used to offset future taxable income, which begin to expire in 2017. Of this amount, $12.6 million relates to deductions from the exercise of stock options of which approximately $5.0 million is tracked separately and not included in the Company’s deferred tax asset (in accordance with ASC 718). The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. The Company has federal research and development tax credits which may be used to offset future income tax of $148,000, which begin to expire in 2019. The Company has federal foreign tax credits which may be used to offset future income tax of $523,000, which begin to expire in 2010. Additionally, Lionbridge has non-U.S. net operating loss carryforwards of $185 million which begin to expire in 2011.

At December 31, 2009, unrepatriated earnings of non-U.S. subsidiaries totaled $81.5 million. No provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits.

As of the year ended December 31, 2009, Lionbridge’s Indian subsidiary has a tax holiday granted by the Indian government and is exempt from corporate income tax on its operating profits. This tax holiday expires at the end of the Indian subsidiary’s March 31, 2011 tax year.

Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

In connection with the acquisition of BGS, Bowne agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. As of December 31, 2009, the unrecognized tax benefits related to the acquisition of BGS and subject to indemnification were approximately $1.7 million, exclusive of $555,000 for estimated interest and penalties.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Total	Lionbridge	Indemnification
Balance at January 1, 2007	$3,912,000	$1,354,000	$2,558,000
Additions based on tax positions related to the current year	1,286,000	1,028,000	258,000
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(158,000)	(158,000)	—
Settlements	—	—	—
Reductions due to lapse of applicable statute of limitations	(156,000)	(156,000)	—

Balance at December 31, 2007	$4,884,000	$2,068,000	$2,816,000
Additions based on tax positions related to the current year	945,000	945,000	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	(63,000)	—	(63,000)
Reductions due to lapse of applicable statute of limitations	(154,000)	(154,000)	—

Balance at December 31, 2008	$5,612,000	$2,859,000	$2,753,000
Additions based on tax positions related to the current year	829,000	829,000	—
Additions for tax positions of prior years	1,042,000	1,042,000	—
Reductions for tax positions of prior years	(205,000)	(205,000)	—
Settlements	(932,000)	—	(932,000)
Reductions due to lapse of applicable statute of limitations	(461,000)	(300,000)	(161,000)

Balance at December 31, 2009	$5,885,000	$4,225,000	$1,660,000

As of December 31, 2009, the total amount of unrecognized tax benefits was $5.9 million which, if recognized, would favorably affect the effective income tax rate in future periods. Lionbridge accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. The total amount of accrued interest and penalties related to the Company’s unrecognized tax benefits was $1.9 million and $1.5 million as of December 31, 2009 and 2008, respectively. The Company believes that it is reasonably possible that approximately $465,000 of its unrecognized tax positions, consisting of several items in various jurisdictions, may be recognized by the end of 2010 as a result of a lapse of the statue of limitations. The Company or one of its subsidiaries files income tax returns in the U.S. and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for years after 1996. The tax years which remain subject to examination by tax authorities in foreign jurisdictions, including Canada, Finland, Germany, India, Ireland and Poland, as of December 31, 2009 include years 2003 through 2009.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Merger, Restructuring and Other Charges:

Due to the deterioration in worldwide economic conditions during 2008 and 2009, Lionbridge implemented cost reduction actions to improve its operating cost structure, reduce overhead and better position itself competitively. In 2009, Lionbridge recorded $6.8 million of restructuring and other charges. The $6.8 million included $4.4 for workforce reductions in Europe, the United States and Asia consisting of 179 technical staff, 25 administrative staff and 18 sales staff, and $2.4 million recorded for vacated facilities, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. Of the $2.4 million recorded for vacated facilities, $1.5 million was a revision of estimated liability recorded on a certain vacated facility. Of these charges, $6.5 million related to the Company’s Global Language and Content (“GLC”) segment, $260,000 related to the Global Development and Testing (“GDT”) segment, $32,000 related to Corporate and Other and $20,000 related to the Interpretation segment. Of the $4.5 million of cash payments related to restructuring in 2009, $4.1 million, $292,000, $32,000 and $20,000 related to the GLC, GDT, Corporate and Other and Interpretation segments, respectively.

Lionbridge recorded $1.0 million of restructuring and other charges in the year ended December 31, 2008. The $1.0 million included $684,000 for workforce reductions in Europe consisting of twenty-six technical staff and four administrative staff and $323,000 recorded for vacated facilities, recorded pursuant to the guidance of ASC 420 and ASC 712, and related literature. Of these charges, $927,000 related to the Company’s GLC segment, $55,000 related to the Interpretation segment and $25,000 related to the GDT segment. Of the $2.4 million of cash payments related to restructuring in 2008, $2.2 million, $168,000 and $45,000 related to the GLC, GDT and Interpretation segments, respectively.

Lionbridge recorded $4.0 million of restructuring and other charges in the year ended December 31, 2007. The $4.0 million included $2.1 million for workforce reductions in Europe, Asia, South America and the U.S. consisting of forty-six technical and twenty administrative staff, $639,000 recorded for vacated facilities and $164,000 of additional costs recorded for a previously vacated facility in order to reflect a new sublease arrangement, all recorded pursuant to the guidance in ASC 420 and ASC 712, and related literature, $768,000 for the impairment of long-lived assets in connection with vacated facilities and $328,000 of other charges, principally expenses related to integrating financial systems used by the acquired BGS sites to a common general ledger financial system. Of these charges, $3.6 million related to the Company’s GLC segment, $92,000 related to the GDT segment and $328,000 related to Corporate and Other. Of the $2.9 million of cash payments related to restructuring in 2007, $2.5 million and $402,000 related to the GLC and GDT segments, respectively.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the merger and restructuring reserve activity (excluding the $768,000 long-lived asset impairments in 2007 and the $328,000 of other charges related to the integration of BGS recorded in 2007) for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
Beginning balance, January 1	$933,000	$2,365,000	$2,388,000
Employee severance:
Restructuring charges recorded	4,410,000	684,000	2,120,000
Cash payments related to liabilities assumed and recorded on business combinations	—	—	(3,000)
Cash payments related to liabilities recorded on exit or disposal activities	(3,436,000)	(1,353,000)	(1,382,000)

	974,000	(669,000)	735,000

Vacated facility/lease termination:
Restructuring charges recorded	879,000	323,000	639,000
Revisions of estimated liabilities	1,492,000	(53,000)	164,000
Cash payments related to liabilities assumed and recorded on business combinations	(220,000)	(671,000)	(571,000)
Cash payments related to liabilities recorded on exit or disposal activities	(797,000)	(362,000)	(990,000)

	1,354,000	(763,000)	(758,000)

Ending balance, December 31	$3,261,000	$933,000	$2,365,000

At December 31, 2009, the consolidated balance sheet includes accruals totaling $3.3 million primarily related to employee terminations costs and vacated facilities. Lionbridge currently anticipates that $1.9 million of this will be fully utilized in 2010. The remaining $1.4 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

10.	Fair Value Measurements

On January 1, 2008, Lionbridge adopted ASC 820 for fair value measurements. The adoption of ASC 820 did not materially impact Lionbridge’s financial position, results of operations or liquidity. In accordance with ASC 820, Lionbridge elected to defer until January 1, 2009 the adoption of this guidance for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820 for those assets and liabilities within the scope of the guidance did not have a material impact on Lionbridge’s financial position, results of operations or liquidity. Lionbridge did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed on a recurring basis as of December 31, 2009.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities are an interest rate swap and foreign exchange forward contracts whose fair value is determined using pricing models predicated upon observable market inputs. The notional amount of the Company’s interest rate swap at December 31, 2009 is $10.0 million and the fair value of the interest rate derivative was a liability of $292,000 which is included in the Company’s consolidated balance sheet as an other long-term liability. Lionbridge did not have any foreign exchange forward contracts outstanding at December 31, 2009.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge does not have any financial assets and liabilities as of December 31, 2009 designated as Level 3.

The following table sets forth the financial assets and liabilities as of December 31, 2009 and December 31, 2008 that Lionbridge measured at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Level 1	Level 2	Level 3	Balance as of December 31, 2009
Assets:
Money market accounts	$123,000	$—	$—	$123,000
Liabilities:
Interest rate swap	$—	$292,000	$—	$292,000

	Level 1	Level 2	Level 3	Balance as of December 31, 2008
Liabilities:
Interest rate swap	$—	$684,000	$—	$684,000

11.	Employee Benefit Plans:

Lionbridge maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees may participate in the 401(k) plan subject to certain eligibility requirements. Under the 401(k) plan, a participant may contribute a maximum of 50% of his or her pre-tax salary, commissions and bonuses through payroll deductions (up to the statutorily prescribed annual limit, or $16,500 in 2009) to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the Board of Directors, Lionbridge may make discretionary profit-sharing

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contributions into the 401(k) plan for all eligible employees. For the years ended December 31, 2009, 2008 and 2007, discretionary contributions totaled $345,000, $761,000, and $743,000, respectively. In addition, as of December 31, 2009, the Company maintained defined benefit pension plans for employees in The Netherlands, China and Norway, a defined contribution plan for employees in France, Ireland, the United Kingdom, Canada, Slovakia, Belgium, Denmark, Finland, Sweden and India, and benefit retirement plans in Japan and Korea resulting in contributions charged to operations of $5.0 million, $5.6 million and $5.4 million in 2009, 2008 and 2007, respectively. In total, Lionbridge’s consolidated results of operations include employee benefit contribution charges of $5.3 million, $6.4 million and $6.2 million for the years ended December 31, 2009, 2008 and 2007.

The Company has not provided the disclosures required under ASC 715, “Compensation—Retirement Benefits” (“ASC 715”), for the defined benefit pension plans as the amounts involved are immaterial to the years presented.

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

The Company’s internal reporting does not include the allocation of certain expenses to the operating segments but instead includes those other expenses in unallocated other expense. Unallocated expenses consist of depreciation and amortization, interest expense and income tax. Other unallocated items primarily include corporate expenses, such as restructuring, foreign exchange gains and losses and governance expenses, as well as finance, information technology, human resources, legal, treasury and marketing expenses. The Company determines whether a cost is charged to a particular business segment or is retained as an unallocated cost based on whether the cost relates to a corporate function or to a direct expense associated with the particular business segment. For example, corporate finance, corporate information technology and corporate human resource expenses are unallocated, whereas operating segment finance, information technology and human resource expenses are charged to the applicable operating segment.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents information about the reported net income (loss) of the Company for the years ended December 31, 2009, 2008 and 2007. The Company has reclassified prior year data due to the changes made in its reportable segments. Asset information, other than goodwill, by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
2009
External revenue	$281,734,000	$84,203,000	$23,313,000	$—	$389,250,000
Cost of revenue (exclusive of depreciation and amortization)	190,719,000	54,688,000	18,631,000	—	264,038,000
Depreciation and amortization	2,993,000	993,000	143,000	6,010,000	10,139,000
Other operating expenses	70,863,000	12,013,000	2,532,000	—	85,408,000

Segment contribution	17,159,000	16,509,000	2,007,000	(6,010,000)	29,665,000
Interest expense and other unallocated items	—	—	—	(33,857,000)	(33,857,000)

Income (loss) before income taxes	17,159,000	16,509,000	2,007,000	(39,867,000)	(4,192,000)
Benefit from income taxes	—	—	—	184,000	184,000

Net income (loss)	17,159,000	16,509,000	2,007,000	(39,683,000)	(4,008,000)

2008
External revenue	$338,831,000	$95,492,000	$27,109,000	$—	$461,432,000
Cost of revenue (exclusive of depreciation and amortization)	234,508,000	59,541,000	20,088,000	—	314,137,000
Depreciation and amortization	3,389,000	710,000	166,000	8,917,000	13,182,000
Goodwill impairment	120,587,000	—	—	—	120,587,000
Other operating expenses	79,578,000	15,433,000	3,661,000	—	98,672,000

Segment contribution	(99,231,000)	19,808,000	3,194,000	(8,917,000)	(85,146,000)
Interest expense and other unallocated items	—	—	—	(35,156,000)	(35,156,000)

Income (loss) before income taxes	(99,231,000)	19,808,000	3,194,000	(44,073,000)	(120,302,000)
Benefit from income taxes	—	—	—	997,000	997,000

Net income (loss)	(99,231,000)	19,808,000	3,194,000	(43,076,000)	(119,305,000)

2007
External revenue	$347,485,000	$80,427,000	$24,082,000	$—	$451,994,000
Cost of revenue (exclusive of depreciation and amortization)	231,857,000	51,654,000	18,548,000	—	302,059,000
Depreciation and amortization	3,462,000	744,000	264,000	9,169,000	13,639,000
Other operating expenses	73,816,000	14,815,000	2,351,000	—	90,982,000

Segment contribution	38,350,000	13,214,000	2,919,000	(9,169,000)	45,314,000
Interest expense and other unallocated items	—	—	—	(44,535,000)	(44,535,000)

Income (loss) before income taxes	38,350,000	13,214,000	2,919,000	(53,704,000)	779,000
Provision for income taxes	—	—	—	(4,991,000)	(4,991,000)

Net income (loss)	38,350,000	13,214,000	2,919,000	(58,695,000)	(4,212,000)

In 2009, 2008 and 2007, Microsoft accounted for 21%, 20% and 21% of total revenue, respectively. No other client individually accounted for more than 10% of revenue in 2009, 2008 or 2007. Revenue from Microsoft is included in the revenue of both the GLC and GDT segments.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of Lionbridge’s revenue and long-lived assets by geographical region is as follows:

	Year Ended December 31,
	2009	2008	2007
Revenue:
United States	$142,420,000	$115,234,000	$127,511,000
Ireland	58,683,000	107,773,000	102,189,000
India	36,966,000	56,417,000	49,973,000
Spain	28,255,000	26,127,000	31,284,000
Japan	26,568,000	31,738,000	24,134,000
Finland	24,202,000	30,179,000	27,604,000
Germany	18,907,000	25,770,000	26,495,000
China	16,585,000	15,649,000	13,154,000
Poland	15,036,000	17,622,000	11,775,000
United Kingdom	13,186,000	15,900,000	19,532,000
France	11,952,000	15,622,000	21,637,000
Canada	11,457,000	14,084,000	10,362,000
Sweden	8,097,000	10,570,000	10,476,000
Korea	5,991,000	5,304,000	6,690,000
The Netherlands	5,901,000	10,200,000	10,788,000
Slovakia	5,968,000	6,192,000	5,913,000
Belgium	5,638,000	7,526,000	8,104,000
Italy	5,496,000	5,233,000	5,997,000
Denmark	5,301,000	8,095,000	7,387,000
Other	16,434,000	24,150,000	26,074,000
Eliminations	(73,793,000)	(87,953,000)	(95,085,000)

	$389,250,000	$461,432,000	$451,994,000

Foreign revenue is presented based on the country in which projects are managed.

	December 31,
	2009	2008	2007
Long-lived assets:
United States	$7,717,000	$7,866,000	$5,775,000
Ireland	4,101,000	3,733,000	3,437,000
India	2,705,000	3,015,000	2,041,000
Germany	1,290,000	1,356,000	1,380,000
Japan	646,000	1,098,000	757,000
United Kingdom	636,000	411,000	601,000
China	618,000	923,000	885,000
Poland	394,000	697,000	1,052,000
France	365,000	392,000	582,000
Finland	311,000	456,000	548,000
Spain	306,000	397,000	537,000
Denmark	142,000	165,000	202,000
Korea	130,000	85,000	91,000
Italy	118,000	137,000	161,000
Singapore	111,000	202,000	299,000
The Netherlands	110,000	127,000	155,000
Other	395,000	777,000	3,563,000

	$20,095,000	$21,837,000	$22,066,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2009	2008	2007
Interest paid	$1,699,000	$3,650,000	$5,400,000

Income taxes paid, net	$3,830,000	$6,085,000	$7,342,000

14.	Valuation and Qualifying Accounts:

The following table sets forth activity in Lionbridge’s accounts receivable reserve:

Year Ended:	Balance at Beginning of Year	Charges to Operations	(Deductions)/ Recoveries	Balance at End of Year
December 31, 2007	728,000	54,000	(93,000)	689,000
December 31, 2008	689,000	180,000	(184,000)	685,000
December 31, 2009	685,000	41,000	(226,000)	500,000

The following table sets forth activity in Lionbridge’s deferred tax asset valuation allowance:

Year Ended:	Balance at Beginning of Year	Additions	(Deductions)	Balance at End of Year
December 31, 2007	$73,800,000	$13,333,000	$(744,000)	$86,389,000
December 31, 2008	86,389,000	8,413,000	(6,963,000)	87,839,000
December 31, 2009	87,839,000	31,705,000	(2,552,000)	116,992,000

15.	Net Income (Loss) per Share:

Options, unvested restricted stock and warrants outstanding to purchase 7,260,000, 7,543,000 and 7,257,000 shares of common stock for the years ended December 31, 2009, 2008 and 2007, respectively, were not included in the calculations of diluted net income (loss) per share, as their effect would be anti-dilutive.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2010

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

Name	Title	Date

/s/ RORY J. COWAN Rory J. Cowan	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2010

/s/ DONALD M. MUIR Donald M. Muir	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2010

/s/ GUY L. DE CHAZAL Guy L. de Chazal	Director	March 16, 2010

/s/ CLAUDE P. SHEER Claude P. Sheer	Director	March 16, 2010

/s/ PAUL KAVANAGH Paul Kavanagh	Director	March 16, 2010

/s/ EDWARD A. BLECHSCHMIDT Edward A. Blechschmidt	Director	March 16, 2010

/s/ STEVEN R. FISHER Steven R. Fisher	Director	March 16, 2010

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2009

Exhibit No.	Exhibit

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Amended and Restated By-laws of Lionbridge Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-26933) filed on October 30, 2008, and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	1998 Stock Plan, as amended and restated (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2004, and incorporated herein by reference).

10.2**	Form of Restricted Stock Agreement under the 1998 Stock Plan (filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2003, and incorporated herein by reference).

10.3**	Amended and Restated Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on May 5, 2009, and incorporated herein by reference).

10.4**	Form of Restricted Stock Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.5**	Form of Incentive Stock Option Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.6**	Form of Non-Qualified Stock Option Agreement For Officers and Employees under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.7**	Lionbridge Deferred Compensation Plan for Independent Directors (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.8**	Independent Director Compensation Plan, Amended and Restated as of April 4, 2008 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on April 7, 2008, and incorporated herein by reference).

10.9**	Independent Directors’ Compensation Policy Amended and Restated as of March 10, 2009 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on March 13, 2009, and incorporated herein by reference).

10.10**	Form of Restricted Stock Unit Agreement for Independent Directors (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit

10.11**	Form of Non-Qualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.12	Lease dated as of October 1, 2005 between and Randal J. Stewart and Anne J. Stewart dba Palm Court Properties and VeriTest Inc. (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2005, and incorporated herein by reference).

10.13	Lease dated as of July 28, 2005 between and OP&F Stevenson Corporation and Lionbridge US, Inc. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2005, and incorporated herein by reference).

10.14	Lease agreement dated as of March 14, 2005 between Lionbridge Technologies Private Limited and Mr. S.K. Dharmalingam (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2005, and incorporated herein by reference).

10.15	Sublease dated as of January 5, 2006 between SlaterLabs S.A. and Lionbridge España, S.L. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2006 and incorporated herein by reference).

10.16	Sublease dated as of June 30, 2006 between and 24/7Real Media Inc. and Lionbridge Global Solutions II, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2006, and incorporated herein by reference).

10.17	Lease dated as of June 1, 2006 between Shanghai WASETA International Trading Co., Ltd. and Lionbridge Beijing Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2006, and incorporated herein by reference).

10.18	Lease dated as of July 7, 2006 between Britphil & Co. (US) Ltd. and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.19	Lease dated as of July 10, 2006 between Abaco Urbanizacao E Empreendimentos Limitada and Lionbridge Participações, Ltda. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.20	Lease dated as of July 11, 2006, between Taifun Real sp. zo.o and Lionbridge Poland sp. zo.o. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.21	Third Amendment to Lease dated October 31, 2006, between 492 OCP LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.26 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2006, and incorporated herein by reference).

10.22	Lease dated December 15, 2006, Clichy Victor Hugo and Lionbridge France SAS (filed as Exhibit 10.29 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2006, and incorporated herein by reference).

10.23	Lease dated as of March 14, 2007, between TCAM Core Property Fund Operating LP and Lionbridge US, Inc. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2007, and incorporated herein by reference).

10.24	Lease amendment dated as of May 1, 2007, between Société Civile Immobilière Core Sophia and Lionbridge Technologies SARL (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit

10.25	Lease amendment dated as of June 4, 2007, between IEF Vastgoad Pluto B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.26	Lease dated as of August 8, 2007, between Beijing Oriental Plaza Co., Ltd. And Beijing Lionbridge Global Solutions Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended September 30, 2007, and incorporated herein by reference).

10.27	Agreement dated October 12, 2007 between Orrick Investments Pte Ltd. and Lionbridge Singapore Pte Ltd. (filed as Exhibit 10.32 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2007, and incorporated herein by reference).

10.28	First Amendment to the Lease Agreement dated as of June 5, 2008 between iAnywhere Solutions, Inc. and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference.)

10.29	Fifth Amendment to Office Lease dated as of July 3, 2008 between BCCC Property LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference).

10.30	Seventh Amendment to the Lease Agreement dated as of July 10, 2008 between Sterling Realty Organization Co. and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference).

10.31	Lease dated as of March 6, 2008 between Dominion Corporate Trustees Limited and Lionbridge UK Limited (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2008, and incorporated herein by reference).

10.32	Lease Agreement dated as of December 23, 2008 between Horizon West Property Management, Inc. and Lionbridge US, Inc. (filed as Exhibit 10.30 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2008, and incorporated herein by reference).

10.33	Lease dated as of February 25, 2009, between Bernardo Summit LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter period ending March 31, 2009, and incorporated herein by reference.)

10.34	Termino de Contrato, Finiquito y Contrato de Arrendamiento (Lease) dated July 27, 2009, between Union Investment Chile V S.A. and Lionbridge Chile Traducciones Limitada (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.35	First Amendment to Lease dated June 2, 2009, between Horizon West Property Management, Inc. and Lionbridge US, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2009, and incorporated herein by reference.)

10.36	Lease dated August 18, 2009, between Lambhar Singh Rai and Sukhjit Kaur Rai and Cosmic Concepts Limited and Lionbridge (UK) Limited (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.37	Underlease dated August 19, 2009, between The Secretary of State for Environment Food and Rural Affairs, Lionbridge (UK) Limited, and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

Exhibit No.	Exhibit

10.38*	Lease dated January 28, 2009, between Virgo Chanin Business Centers LLC and Lionbridge Technologies, Inc.

10.39**	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.40**	Non-competition Agreement between the Lionbridge Technologies, Inc. and Satish Maripuri dated March 1, 2004, (filed as Exhibit 10.66 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2004, and incorporated herein by reference).

10.41**	Non-competition Agreement between the Lionbridge Technologies, Inc. and Henri Broekmate dated March 24, 2004, (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2004, and incorporated herein by reference).

10.42**	Form of Restricted Stock Unit Agreement under the Lionbridge 1998 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2004, and incorporated herein by reference).

10.43**	Form of Restricted Stock Unit Award Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2006, and incorporated herein by reference).

10.44**	Rory Cowan Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.45**	Rory Cowan Performance-Based Stock Option Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.46**	Employment and Business Protection Agreement, effective as of September 17, 2007, between Donald M. Muir and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on September 11, 2007, and incorporated herein by reference).

10.47**	Amended and Restated Lionbridge Change of Control Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on November 5, 2008, and incorporated herein by reference).

10.48**	Amended and Restated Change of Control Agreement between Lionbridge and Executive Officers (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 5, 2008, and incorporated herein by reference).

10.49**	Amended and Restated Employment Agreement dated October 31, 2008 between Rory J. Cowan and Lionbridge Technologies, Inc.

10.50	Credit Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.51	Pledge Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

Exhibit No.	Exhibit

10.52	Security Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.53	Joinder Agreement dated as of October 30, 2009, by and among Lionbridge Global Sourcing Solutions, Inc., Lionbridge Technologies, Inc., HSBC Bank USA, National Association, as administrative agent for the benefit of the Lenders (filed as Exhibit 10.1 to the Current Report Form 8-K (File No. 000-26933) filed on November 5, 2009, and incorporated herein by reference).

10.54	Form of Revolving Note under the Credit Agreement dated as of December 21, 2006, (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.55	Form of Swingline Note under the Credit Agreement dated as of December 21, 2006, (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.56	Amendment and Joinder Agreement dated as of January 22, 2007, among Lionbridge Technologies, Inc., HSBC Bank USA, NA and the parties named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.57	Charge on Shares of Lionbridge International (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.58	Charge on Shares of Lionbridge International Finance Limited (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.59	Notes issued by Lionbridge International Finance Limited to the Lenders under the Credit Agreement (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

14	Lionbridge Technologies, Inc. Code of Conduct (filed as Exhibit 14 to the Form 10-K (File No. 000-26933) for the period ending December 31, 2007, and incorporated herein by reference).

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).