Form 10-Q
period 2010-03-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2010-05-07
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2010 was 59,589,489.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,078	$27,432
Accounts receivable, net of allowance of $500 at March 31, 2010 and December 31, 2009	49,880	55,501
Unbilled receivables	23,887	17,246
Other current assets	11,502	8,290

Total current assets	108,347	108,469
Property and equipment, net	15,318	12,681
Goodwill	9,675	9,675
Other intangible assets, net	13,256	14,480
Other assets	8,047	7,414

Total assets	$154,643	$152,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,555	$20,831
Accrued compensation and benefits	17,405	16,524
Accrued outsourcing	9,912	9,539
Accrued merger and restructuring	1,818	1,773
Income taxes payable	685	1,421
Accrued expenses and other current liabilities	11,423	10,715
Deferred revenue	10,736	11,484

Total current liabilities	73,534	72,287

Long-term debt, less current portion	24,700	24,700
Deferred income taxes, long-term	643	643
Other long-term liabilities	14,015	14,060
Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 59,580,272 and 58,192,394 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	596	582
Additional paid-in capital	259,151	258,449
Accumulated deficit	(234,937)	(235,414)
Accumulated other comprehensive income	16,941	17,412

Total stockholders’ equity	41,751	41,029

Total liabilities and stockholders’ equity	$154,643	$152,719

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue	$100,780	$88,403
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	68,945	61,173
Sales and marketing	6,968	7,693
General and administrative	18,792	18,803
Research and development	758	1,185
Depreciation and amortization	1,130	1,141
Amortization of acquisition-related intangible assets	1,223	1,380
Merger, restructuring and other charges	1,189	993

Total operating expenses	99,005	92,368

Income (loss) from operations	1,775	(3,965)
Interest expense:
Interest on outstanding debt	297	537
Amortization of deferred financing costs and discount on debt	44	44
Interest income	25	59
Other expense, net	274	5

Income (loss) before income taxes	1,185	(4,492)
Provision for income taxes	708	584

Net income (loss)	$477	$(5,076)

Net income (loss) per share of common stock:
Basic	$0.01	$(0.09)
Diluted	$0.01	$(0.09)
Weighted average number of common shares outstanding:
Basic	56,367	55,857
Diluted	58,221	55,857

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$477	$(5,076)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	895	1,123
Amortization of deferred financing charges	44	44
Depreciation and amortization	1,130	1,141
Amortization of acquisition-related intangible assets	1,223	1,380
Other	3	26
Changes in operating assets and liabilities:
Accounts receivable	4,291	10,229
Unbilled receivables	(6,988)	(1,426)
Other current assets	(3,499)	(639)
Other assets	(760)	(607)
Accounts payable	1,677	(293)
Income tax payable	(743)	(901)
Accrued compensation and benefits	1,082	(2,146)
Accrued outsourcing	613	(396)
Accrued merger and restructuring	377	198
Accrued expenses and other liabilities	1,339	(2,581)
Deferred revenue	(604)	(2,397)

Net cash provided by (used in) operating activities	557	(2,321)

Cash flows from investing activities:
Purchases of property and equipment	(4,160)	(736)

Net cash used in investing activities	(4,160)	(736)

Cash flows from financing activities:
Payments of long-term debt	—	(14,000)
Proceeds from issuance of common stock under stock option plans	17	—
Payments of capital lease obligations	(2)	(45)

Net cash provided by (used in) financing activities	15	(14,045)

Net decrease in cash and cash equivalents	(3,588)	(17,102)
Effects of exchange rate changes on cash and cash equivalents	(766)	(959)
Cash and cash equivalents at beginning of period	27,432	37,978

Cash and cash equivalents at end of period	$23,078	$19,917

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, all of a normal nature, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with U.S. generally accepted accounting principles. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Stock Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. On May 1, 2009, the stockholders of the Company approved an amendment to the 2005 Plan increasing the maximum number of shares of common stock available for issuance under the 2005 Plan by 4,500,000 shares to 8,500,000 shares. At March 31, 2010, there were 2,069,079 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight-line basis over the option vesting period.

Lionbridge’s 1998 Stock Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. At March 31, 2010 there were no options available for future grant under the 1998 Plan. Options to purchase common stock under the 1998 Plan had been granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 1998 Plan vested over a four-year period: 25% of the option shares vested one year from the date of grant and the remaining option shares vested at the rate of 12.5% each six month period thereafter. Stock options granted under the 1998 Plan generally expire ten years (five years in certain cases) from the date of grant. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Awards

Lionbridge issued 1,443,500 and 43,000 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2005 Stock Incentive Plan, in the three-month period ended March 31, 2010 with a fair market value of $3.5 million. Of the total 1,486,500 shares of restricted common stock and restricted stock units issued in the three-month period ended March 31, 2010, 1,139,500 have restrictions on disposition which lapse over four years from the date of grant. Of the total 1,486,500 shares of restricted common stock and restricted stock units issued in the three-month period ended March 31, 2010, 347,000 restricted shares were granted to certain employees as long-term performance based stock incentive awards (the “LTIP”) under the Corporation’s 2005 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Stock-based Compensation

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $895,000 and $1.1 million for the three-month periods ended March 31, 2010 and 2009, respectively, classified in the statement of operations line items as follows:

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$19,000	$23,000
Sales and marketing	151,000	172,000
General and administrative	699,000	893,000
Research and development	26,000	35,000

Total stock-based compensation expense	$895,000	$1,123,000

As of March 31, 2010, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.2 million and will be recognized over an estimated weighted average period of approximately 2.2 years. Lionbridge currently expects to amortize $6.0 million of unamortized compensation in connection with restricted stock awards outstanding as of March 31, 2010 over an estimated weighted average period of approximately 3.9 years.

3. UNBILLED RECEIVABLES

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

4. DEBT

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At March 31, 2010, $24.7 million was outstanding with an interest rate of 1.7%. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid or payable and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of March 31, 2010.

5. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net income (loss), the net change in the funded status of defined benefit postretirement plans, unrealized losses on a cash flow hedge and the net change in foreign currency translation adjustment. Total comprehensive gain was $6,000 for the three-month period ended March 31, 2010 and total comprehensive loss was $6.5 million for the three-month period ended March 31, 2009.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Shares used in calculating basic and diluted earnings per share for the three-month periods ended March 31, 2010 and 2009, respectively, are as follows:

	Three Months Ended March 31,
	2010	2009
Weighted average number of shares of common stock outstanding—basic	56,367,000	55,857,000
Dilutive common stock equivalents relating to options and restricted stock	1,854,000	—

Weighted average number of shares of common stock outstanding—diluted	58,221,000	55,857,000

Options and unvested restricted stock to purchase 4,184,000 and 7,491,000 shares of common stock for the three-month periods ended March 31, 2010 and 2009, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

7. MERGER, RESTRUCTURING AND OTHER CHARGES

Due to the deterioration in worldwide economic conditions during 2008 and 2009, Lionbridge implemented cost reduction actions to improve its operating cost structure, reduce overhead and better position itself competitively. During the three-month period ended March 31, 2010, Lionbridge recorded $1.2 million of restructuring and other charges. The $1.2 million of restructuring and other charges recorded in the three-month period ended March 31, 2010 included $1.1 million for workforce reductions in Europe, the United States and Asia consisting of 10 technical staff, 1 administrative staff and 1 sales staff, and $95,000 recorded for vacated facilities, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. The total $1.2 million of these charges related to the Company’s Global Language and Content (“GLC”) segment. The Company made $1.3 million of cash payments in the three-month period ended March 31, 2010 with $1.3 million and $2,000 related to the GLC and GDT segments, respectively.

During the three-month period ended March 31, 2009 Lionbridge recorded $993,000 of restructuring and other charges. The $993,000 of restructuring and other charges recorded in the three-month period ended March 31, 2009 included $854,000 for workforce reductions in Europe, the United States and Asia consisting of 74 technical staff , 10 administrative staff and 10 sales staff and $139,000 recorded for vacated facilities, recorded pursuant to the guidance of ASC 420. Of these charges, $690,000 related to the Company’s GLC segment, $259,000 related to the GDT segment, $32,000 related to Corporate and Other and $12,000 related to the Interpretation segment. The Company made $644,000 of cash payments in the three-month period ended March 31, 2009 with $428,000, $193,000, $12,000 and $11,000 related to the GLC, GDT, Interpretation and Corporate and Other segments, respectively.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the accrual activity for the three months ended March 31, 2010 and 2009, respectively, by initiative:

	2010	2009
Beginning balance, January 1	$3,261,000	$933,000
Employee severance:
Merger and restructuring charges recorded	1,073,000	854,000
Cash payments related to liabilities recorded on exit or disposal activities	(800,000)	(475,000)

	273,000	379,000

Vacated facility/Lease termination:
Merger and restructuring charges recorded	42,000	139,000
Revision of estimated liabilities	52,000	—
Cash payments related to liabilities assumed and recorded on business combinations	(30,000)	(85,000)
Cash payments related to liabilities recorded on exit or disposal activities	(489,000)	(84,000)

	(425,000)	(30,000)

Ending balance, March 31	$3,109,000	$1,282,000

At March 31, 2010, the Company’s consolidated balance sheet includes accruals totaling $3.1 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.8 million of these will be fully paid within twelve months. The remaining $1.3 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

8. INCOME TAXES

The provision for income taxes for the three-month periods ended March 31, 2010 and 2009 was $708,000 and $584,000, respectively. The tax provision for the three-month period ended March 31, 2010 consists primarily of taxes on income in foreign jurisdictions, a deferred tax benefit related to the recognition of deferred tax assets in certain foreign jurisdictions and taxes, interest and penalties recorded in relation to the Company’s uncertain tax positions.

The tax provision for the three-month period ended March 31, 2009 consists primarily of taxes on income in foreign jurisdictions, a deferred tax benefit of $197,000 related to the recognition of deferred tax assets and reduction of deferred tax liabilities in certain foreign jurisdictions, and taxes, interest and penalties recorded was in relation to the Company’s uncertain tax positions.

The balance of unrecognized tax benefits at March 31, 2010, not including interest and penalties, was $6.0 million, which, if recognized, would affect the effective income tax rate in future periods. Lionbridge also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At March 31, 2010, Lionbridge had approximately $2.0 million of interest and penalties accrued related to unrecognized tax benefits.

In connection with the Company’s 2005 acquisition of BGS, Bowne & Co., Inc. (“Bowne”) agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. At March 31, 2010 $1.7 million of the gross unrecognized tax benefits and $565,000 of the accrued interest and penalties related to the acquisition of BGS and are subject to indemnification. The Company believes that it is reasonably possible that approximately $465,000 of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.

The Company conducts business globally and in the normal course of business is subject to examination by local, state and federal jurisdictions in the United States as well as in multiple foreign jurisdictions. Currently, no Internal Revenue Service audits are underway and audits in foreign jurisdictions are in varying stages of completion. Open audit years are dependent upon the tax jurisdiction and range from 2003 to 2009.

At March 31, 2010, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At March 31, 2010, Lionbridge’s Indian subsidiary has a tax holiday granted by the Indian government and is exempt from corporate income tax on its operating profits. This tax holiday expires at the end of the Indian subsidiary’s March 31, 2011 tax year.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below presents information about the reported net income (loss) of the Company for the three-month periods ended March 31, 2010 and 2009. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
Three Months Ended March 31, 2010
External revenue	$72,538,000	$23,346,000	$4,896,000	$—	$100,780,000
Cost of revenue (exclusive of depreciation and amortization)	49,183,000	15,288,000	4,474,000	—	68,945,000
Depreciation and amortization	756,000	237,000	35,000	1,325,000	2,353,000
Other operating expenses	17,792,000	2,867,000	536,000	—	21,195,000

Segment contribution	4,807,000	4,954,000	(149,000)	(1,325,000)	8,287,000
Interest expense and other unallocated items	—	—	—	(7,102,000)	(7,102,000)

Income (loss) before income taxes	4,807,000	4,954,000	(149,000)	(8,427,000)	1,185,000
Provision for income taxes	—	—	—	(708,000)	(708,000)

Net income (loss)	4,807,000	4,954,000	(149,000)	(9,135,000)	477,000

Three Months Ended March 31, 2009
External revenue	$62,667,000	$19,331,000	$6,405,000	$—	$88,403,000
Cost of revenue (exclusive of depreciation and amortization)	43,868,000	12,667,000	4,638,000	—	61,173,000
Depreciation and amortization	721,000	246,000	36,000	1,518,000	2,521,000
Other operating expenses	17,491,000	3,350,000	808,000	—	21,649,000

Segment contribution	587,000	3,068,000	923,000	(1,518,000)	3,060,000
Interest expense and other unallocated items	—	—	—	(7,552,000)	(7,552,000)

Income (loss) before income taxes	587,000	3,068,000	923,000	(9,070,000)	(4,492,000)
Provision for income taxes	—	—	—	(584,000)	(584,000)

Net income (loss)	587,000	3,068,000	923,000	(9,654,000)	(5,076,000)

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Other intangible assets arose from the acquisition of BGS and consist of the following, which are being amortized on a straight-line basis over the following estimated useful lives, except for the BGS customer relationships, of which a portion is being amortized using an economic consumption method:

Estimated Useful Life
BGS:
Customer relationships	3 to 12 years
Customer contracts	3 to 5 years

The following table summarizes other intangible assets at March 31, 2010 and December 31, 2009, respectively.

	March 31, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$20,291,000	$11,709,000	$32,000,000	$19,583,000	$12,417,000
BGS acquired customer contracts	14,000,000	12,453,000	1,547,000	14,000,000	11,937,000	2,063,000

	$46,000,000	$32,744,000	$13,256,000	$46,000,000	$31,520,000	$14,480,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at March 31, 2010 in the fiscal periods as follows:

Year ending December 31,
2010	3,669,000
2011	2,332,000
2012	1,921,000
2013	1,583,000
2014	1,304,000
Thereafter	2,447,000

$13,256,000

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

12. FAIR VALUE MEASUREMENTS

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. ASC 820 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that Lionbridge uses to measure fair value, as well as the assets and liabilities that the Company values using those levels of inputs.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities are an interest rate swap and foreign exchange forward contracts whose fair value were determined using pricing models predicated upon observable market inputs. The notional amount of the Company’s interest rate swap at March 31, 2010 is $10.0 million and the fair value of the interest rate derivative was a liability of $169,000 which is included in the Company’s consolidated balance sheet as an other long-term liability. Lionbridge did not have any foreign exchange forward contracts outstanding at March 31, 2010.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge does not have any financial assets and liabilities as of September 30, 2009 designated as Level 3.

The following tables set forth the financial assets and liabilities as of March 31, 2010 and December 31, 2009 that Lionbridge measured at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Level 1	Level 2	Level 3	Balance as of March 31, 2010
Assets:
Money market accounts	$123,000	$—	$—	$123,000
Liabilities:
Interest rate swap	$—	$169,000	$—	$169,000

	Level 1	Level 2	Level 3	Balance as of December 31, 2009
Assets:
Money market accounts	$123,000	$—	$—	$123,000
Liabilities:
Interest rate swap	$—	$292,000	$—	$292,000

13. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, “Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), that amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy. These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the provisions of ASU 2010-06 and the provisions of ASU 2010-06 which do not have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), that amends ASC Subtopic 855-10, “Subsequent Events – Overall” (“ASC 855-10”). ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09. The adoption of these provisions does not have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 16, 2010 (SEC File No. 000-26933) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The forward-looking statements in this Form 10-Q are made as of the date of this filing only, and Lionbridge does not undertake to update or supplement these statements due to changes in circumstances or otherwise.

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

During 2009, the Company commenced an initiative to commercialize its language technologies and offer them to subscribers on a Software-as-a Service (SaaS)-based language technology platform. As part of this initiative, the Company re-architected its internal Logoport® translation memory technology into a secure, multi-tenant platform that can be purchased and used over the Web by individual translators and agencies in over 100 countries. In April 2010, the Company announced general availability of this technology as Translation Workspace™, a Software-as-a-Service (SaaS)-based language technology platform, through GeoWorkz.com, Lionbridge’s eCommerce platform. Also in April 2010, the Company announced a partnership agreement with IBM to accelerate development and commercialization of automated translation technology. As part of that agreement, Lionbridge will become the only provider to offer Software-as-a-Service (SaaS)-based, text-to-text language automation solutions to commercial clients based on IBM’s Real Time Translation Service (RTTS) technology. The Company expects that, by making Translation Workspace generally available to customers and by developing real-time translation automation technology with IBM, it can expand the Company’s market opportunities while bringing innovative technology solutions to new markets.

For the three-month period ended March 31, 2010, Lionbridge’s income from operations was $1.8 million, with a net income of $477,000. For the year ended December 31, 2009, the Company’s income from operations was $1.4 million with a net loss of $4.0 million. As of March 31, 2010, the Company had an accumulated deficit of $234.9 million.

The Company believes that during the first quarter of 2010 there have been indications of improvement and increased stability in worldwide economic conditions and a related increased demand for the Company’s services by certain customers and in certain market segments. The Company believes that if there is substantial continued improvement in worldwide economic and market conditions and with a related increased demand for the Company’s service offerings, the Company’s overall financial performance for the remainder of 2010 should improve. During the first quarter of 2010, certain customers resumed previously delayed or postponed projects, although other customers continued to delay previously scheduled projects. In addition, in many cases, such projects were resumed with reduced scope. Despite some positive indications of the resumption of certain project engagements, it appears that customers continue to enter into new engagements cautiously and conservatively, likely due to uncertain economic conditions and their internal cost-containment directives. The Company has a concentration of revenue among relatively few customers across all segments. Despite signs of improvement in worldwide economic conditions and increased customer demand for the Company’s services, the Company has continued its cost-cutting and restructuring activities to adjust its cost structure and respond to the variable demand for the Company’s services. The Company expects that demand for the Company’s services from certain customers will continue to stabilize and possibly strengthen during the remainder of 2010, although it is unclear as to whether, when and to what extent demand will resume to pre-2009 levels.

Certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro, as a large portion of its cost of revenue and general and administrative expenses are payable in Euros, while the majority of its revenues are recorded in U.S. Dollars. During the quarter ended March 31, 2010, the value of the U.S. Dollar relative to the Euro weakened by 5% from the same period of the prior year. The impact of this depreciation in the value of the U.S. Dollar relative to the Euro is reflected in the Company’s financial results for the three-month period ended March 31, 2010 when compared to the corresponding period of 2009. While the decline of the U.S. Dollar relative to the Euro and other currencies has contributed to increased revenue for the quarter ended March 31, 2010, particularly in the GLC segment, the Company’s operating income and net income were negatively impacted due to higher costs related to Euro-denominated payment obligations to third party outsourcers, lease obligations and compensation when compared to the corresponding period of 2009.

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

Merger, Restructuring and Other Charges

Due to the deterioration in worldwide economic conditions during 2008 and 2009, Lionbridge implemented cost reduction actions to improve its operating cost structure, reduce overhead and better position itself competitively. During the three-month period ended March 31, 2010, Lionbridge recorded $1.2 million of restructuring and other charges. The $1.2 million of restructuring and other charges recorded in the three-month period ended March 31, 2010 included $1.1 million for workforce reductions in Europe, the United States and Asia consisting of 10 technical staff, 1 administrative staff and 1 sales staff, and $95,000 recorded for vacated facilities, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature . The total $1.2 million of these charges related to the Company’s Global Language and Content (“GLC”) segment. The Company made $1.3 million of cash payments in the three-month period ended March 31, 2010 with $1.3 million and $2,000 related to the GLC and GDT segments, respectively.

During the three-month period ended March 31, 2009 Lionbridge recorded $993,000 of restructuring and other charges. The $993,000 of restructuring and other charges recorded in the three-month period ended March 31, 2009 included $854,000 for workforce reductions in Europe, the United States and Asia consisting of 74 technical staff , 10 administrative staff and 10 sales staff and $139,000 recorded for vacated facilities, recorded pursuant to the guidance of ASC 420. Of these charges, $690,000 related to the Company’s GLC segment, $259,000 related to the GDT segment, $32,000 related to Corporate and Other and $12,000 related to the Interpretation segment. The Company made $644,000 of cash payments in the three-month period ended March 31, 2009 with $428,000, $193,000, $12,000 and $11,000 related to the GLC, GDT, Interpretation and Corporate and Other segments, respectively.

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Stock Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. On May 1, 2009, the stockholders of the Company approved an amendment to the 2005 Plan increasing the maximum number of shares of common stock available for issuance under the 2005 Plan by 4,500,000 shares to 8,500,000 shares. At March 31, 2010, there were 2,069,079 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight-line basis over the option vesting period.

Lionbridge’s 1998 Stock Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. At March 31, 2010 there were no options available for future grant under the 1998 Plan. Options to purchase common stock under the 1998 Plan had been granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 1998 Plan vested over a four-year period: 25% of the option shares vested one year from the date of grant and the remaining option shares vested at the rate of 12.5% each six month period thereafter. Stock options granted under the 1998 Plan generally expire ten years (five years in certain cases) from the date of grant. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Restricted Stock Awards

Lionbridge issued 1,443,500 and 43,000 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2005 Stock Incentive Plan, in the three-month period ended March 31, 2010 with a fair market value of $3.5 million. Of the total 1,486,500 shares of restricted common stock and restricted stock units issued in the three-month period ended March 31, 2010, 1,139,500 have restrictions on disposition which lapse over four years from the date of grant. Of the total 1,486,500 shares of restricted common stock and restricted stock units issued in the three-month period ended March 31, 2010, 347,000 restricted shares were granted to certain employees as long-term performance based stock incentive awards (the “LTIP”) under the Corporation’s 2005 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Stock-based Compensation

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to ASC 718. Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $895,000 and $1.1 million for the three-month periods ended March 31, 2010 and 2009, respectively, classified in the statement of operations line items as follows:

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$19,000	$23,000
Sales and marketing	151,000	172,000
General and administrative	699,000	893,000
Research and development	26,000	35,000

Total stock-based compensation expense	$895,000	$1,123,000

As of March 31, 2010, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.2 million and will be recognized over an estimated weighted average period of approximately 2.2 years. Lionbridge currently expects to amortize $6.0 million of unamortized compensation in connection with restricted stock awards outstanding as of March 31, 2010 over an estimated weighted average period of approximately 3.9 years.

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended March 31,
	2010	2009
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	68.4	69.2
Sales and marketing	6.9	8.7
General and administrative	18.6	21.3
Research and development	0.8	1.3
Depreciation and amortization	1.1	1.3
Amortization of acquisition-related intangible assets	1.2	1.6
Merger, restructuring and other charges	1.2	1.1

Total operating expenses	98.2	104.5

Income (loss) from operations	1.8	(4.5)
Interest expense:
Interest on outstanding debt	0.3	0.6
Amortization of deferred financing costs	—	—
Interest income	—	0.1
Other expense, net	0.3	—

Income (loss) before income taxes	1.2	(5.0)
Provision for income taxes	0.7	0.7

Net income (loss)	0.5%	(5.7)%

Revenue. The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010		2009
GLC	$72,538,000	72%	$62,667,000	71%
GDT	23,346,000	23%	19,331,000	22%
Interpretation	4,896,000	5%	6,405,000	7%

Total revenue	$100,780,000	100%	$88,403,000	100%

Revenue for the quarter ended March 31, 2010 was $100.8 million, an increase of $12.4 million, or 14.0%, from $88.4 million for the quarter ended March 31, 2009. Revenue increases during the first quarter of 2010 in the GLC and GDT segments was $9.9 million and $4.0 million, respectively, as compared to the quarter ended March 31, 2009. Revenue decline during the first quarter of 2010 in the Interpretation segment was $1.5 million as compared to the quarter ended March 31, 2009. This period-over-period increase was primarily due to approximately $10.1 million of organic growth in the GLC and GDT segments, and $2.3 million as a result of the U.S. Dollar weakening against most foreign currencies, in particular the Euro, as compared to the corresponding quarter of the prior year. Lionbridge conducts a large portion of its business in international markets. Approximately 42% of its revenue for the quarter ended March 31, 2010 is denominated in foreign currencies. The principal foreign currency applicable to Lionbridge’s business is the Euro. Approximately 31% of revenue was denominated in Euro for the quarter ended March 31, 2010, and a majority of this revenue is concentrated in the GLC business. A fluctuation in foreign currency exchange rates primarily affects the GLC business.

Revenue from the Company’s GLC business for the quarter ended March 31, 2010 increased $9.9 million, or 15.8%, to $72.5 million from $62.7 million for the quarter ended March 31, 2009. As compared to the quarter ended March 31, 2009, revenues increased approximately $7.7 million due to the organic growth, as the global economies strengthen, resulting in increased demand for the Company’s services, particularly from existing customers and approximately $2.2 million due to the weakening in the U.S. Dollar’s exchange rates, in particular against the Euro.

Revenue from the Company’s GDT business for the quarter ended March 31, 2010 increased $4.0 million, or 20.8%, to $23.3 million from $19.3 million for the quarter ended March 31, 2009. The period-over-period increase in GDT revenue was primarily due to increased revenue from large programs from existing customers. Revenue in the GDT business is not materially impacted by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation business for the quarter ended March 31, 2010 was $4.9 million, a decrease of $1.5 million, or 23.6% from $6.4 million for the quarter ended March 31, 2009. The period-over-period decrease in Interpretation revenue was primarily due to decreased revenue from one large customer engagement.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client engagements. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31, 2010	% Change Q1 09 to Q1 10	Three Months Ended March 31, 2009
GLC:
Cost of revenue	$49,183,000	12.1%	$43,868,000
Percentage of revenue	67.8%		70.0%
GDT:
Cost of revenue	15,288,000	20.7%	12,667,000
Percentage of revenue	65.5%		65.5%
Interpretation:
Cost of revenue	4,474,000	(3.5)%	4,638,000
Percentage of revenue	91.4%		72.4%

Total cost of revenue	$68,945,000		$61,173,000

Percentage of revenue	68.4%		69.2%

For the quarter ended March 31, 2010, as a percentage of revenue, cost of revenue decreased to 68.4% as compared to 69.2% for the three months ended March 31, 2009. The decrease was primarily the result of an increase in revenue, supplemented by the benefit of cost saving initiatives implemented in 2009, and continued benefits realized from the deployment and use of Lionbridge’s language management technology platform, partially offset by the weakening of the U.S. Dollar against most foreign currencies, particularly the Euro, as compared to the corresponding period of 2009.

Each segment provides distinctive services with different gross margins. For the quarter ended March 31, 2010, GLC, GDT and Interpretation accounted for approximately 72.0%, 23.1% and 4.9% of the total revenue. For the quarter ended March 31, 2009, GLC, GDT and Interpretation accounted for approximately 70.9%, 21.9% and 7.2% of the total revenue.

For the quarter ended March 31, 2010, cost of revenue increased $7.8 million, or 12.7%, to $68.9 million as compared to $61.2 million for the corresponding period of the prior year. The increase was primarily associated with the $12.4 million increase in revenue as compared to the corresponding period of the prior year. The increase also includes approximately $2.9 million due to the weakened U.S. Dollar against most foreign currencies, particularly the Euro.

For the quarter ended March 31, 2010, cost of revenue as a percentage of revenue in the Company’s GLC business decreased to 67.8% as compared to 70.0% for the corresponding period of the prior year. Cost of revenue increased $5.3 million to $49.2 million compared to $43.9 million for the same quarter of the prior year. This increase includes approximately $2.6 million due to the weakening of the U.S. Dollar against most foreign currencies, particularly the Euro. The $5.3 million cost increase and the 220bp decrease in the cost of revenue as a percentage of revenue are primarily driven by the $9.9 million increase in revenue as compared to corresponding period of the prior year.

Cost of revenue as a percentage of revenue in the Company’s GDT business remained consistent at 65.5% for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009. For the quarter ended March 31, 2010, GDT cost of revenue increased $2.6 million, or 20.7%, to $15.3 million as compared to $12.7 million for the corresponding quarter of the prior year. This increase was primarily associated with the $4.0 million increase in revenue period-over-period. The increase also includes approximately $278,000 due to the weakening of the U.S. Dollar against foreign currencies as noted above.

Cost of revenue as a percentage of revenue in the Company’s Interpretation business increased to 91.4% for the quarter ended March 31, 2010 as compared to 72.4% for the quarter ended March 31, 2009. This increase is primarily due to decreased revenue levels from a major customer, pricing pressures and work mix variations in services, as compared to the corresponding period of the prior year. For the quarter ended March 31, 2010, Interpretation cost of revenue decreased $164,000 to $4.5 million from $4.6 million for the corresponding quarter of the prior year. The Company’s Interpretation business is not materially impacted by foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation/CRM system expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
Total sales and marketing expenses	$6,968,000	$7,693,000
Decrease from prior year	725,000
Percentage of revenue	6.9%	8.7%

Sales and marketing expenses decreased $725,000, or 9.4%, for the three months ended March 31, 2010 as compared with the corresponding period of 2009. This decrease reflects approximately $939,000 of reduced expenses as the result of cost saving initiatives implemented during 2009, primarily employee compensation and benefits, and external consulting fees. This decrease was partially offset by approximately $214,000 of increased sales and marketing expense attributable to the depreciation of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro. As a percentage of revenue, sales and marketing expenses decreased to 6.9% for the three months ended March 31, 2010 as compared to 8.7% in the same period of the prior year. This decrease is primarily associated with the $12.4 million increase in revenue for the three months ended March 31, 2010, as compared to the corresponding period of the prior year and the result of the cost saving initiatives implemented during 2009.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
Total general and administrative expenses	$18,792,000	$18,803,000
Decrease from prior year	11,000
Percentage of revenue	18.6%	21.3%

General and administrative decreased by $11,000 to $18.8 million for the three months ended March 31, 2010 as compared with the corresponding period of 2009. This decrease reflects approximately $672,000 of reduced expenses as the result of cost saving initiatives implemented during 2009, primarily employee compensation and benefits, and lower stock-based compensation expense. This decrease was offset by approximately $661,000 of increased general and administrative expense attributable to the depreciation of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro. As a percentage of revenue, general and administrative expenses decreased to 18.6% for the quarter ended March 31, 2010, as compared to 21.3%, for the same period of the prior year. This decrease is primarily associated with the $12.4 million increase in revenue for the three months ended March 31, 2010, as compared to the corresponding period of the prior year and the result of the cost saving initiatives implemented during 2009.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
Total research and development expense	$758,000	$1,185,000
Decrease from prior year	427,000
Percentage of revenue	0.8%	1.3%

Research and development expenses decreased $427,000 for the three months ended March 31, 2010 as compared with the corresponding periods of 2009. The decrease in research and development expenses is primarily the result of an increase in the internal and external capitalized costs for the development of the Company’s web-based hosted language management technology platform and new software-as-a-service offering.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
Total depreciation and amortization expense	$1,130,000	$1,141,000
Decrease from prior year	11,000
Percentage of revenue	1.1%	1.3%

Depreciation and amortization expense remained consistent at $1.1 million for the quarter ended March 31, 2010, as compared to the same period of the prior year.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months ended March 31, 2010 and 2009 of $1.2 million and $1.4 million, respectively, relates solely to the amortization of identifiable intangible assets acquired from BGS.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the quarter ended March 31, 2010 of $341,000 decreased $240,000 from $581,000 for the quarter ended March 31, 2009. The decrease reflects the impact of an approximately $31.0 million lower average borrowings during the quarter, year-over-year, coupled with lower interest rates.

Other (Income) Expense, Net. The Company recognized $274,000 other expense, net, in the three months ended March 31, 2010 as compared to $5,000 in other expense, net, in the corresponding period of the prior year. The variations are primarily attributable to the variances among the U.S. Dollar and other currencies in the period, as compared to the net position and variance during the corresponding period of prior year.

Provision for Income Taxes. The following table shows the provision for income taxes expense in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
Provision for income taxes	$708,000	$584,000
Increase from prior year	124,000
Percentage of revenue	0.7%	0.7%

The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions, interest and penalties associated with uncertain tax positions, and a deferred tax benefit for the reduction of deferred tax liabilities related to the intangible assets from the BGS acquisition. The tax provision increased $124,000 to $708,000 for the quarter ended March 31, 2010 from $584,000 in the corresponding quarter of the prior year. These increases are primarily due to higher foreign profits which are subject to tax by the foreign jurisdictions due to treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model.

Liquidity and Capital Resources

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended on January 22, 2007 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At March 31, 2010, $24.7 million was outstanding with an interest rate of 1.7%.

The following table shows cash and cash equivalents and working capital at March 31, 2010 and at December 31, 2009:

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$23,078,000	$27,432,000
Working capital	34,813,000	36,182,000

Lionbridge’s working capital decreased $1.4 million to $34.8 million at March 31, 2010, as compared to $36.2 million at December 31, 2009. As of March 31, 2010, cash and cash equivalents totaled $23.1 million, a decrease of $4.4 million from $27.4 million at December 31, 2009; accounts receivable and unbilled receivables totaled $73.8 million, an increase of $1.0 million as compared to December 31, 2009; and other current assets increased by $3.2 million as compared to December 31, 2009. Current liabilities totaled $73.5 million at March 31, 2010, an increase of $1.2 million from December 31, 2009.

The following table shows the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in) operating activities	$557,000	$(2,321,000)
Net cash used in investing activities	(4,160,000)	(736,000)
Net cash provided by (used in) financing activities	15,000	(14,045,000)

Net cash provided by operating activities was $557,000 for the three months ended March 31, 2010, as compared to net cash used in operating activities of $2.3 million for the corresponding period of the prior year. The $557,000 cash provided by operating activities was due to net income of $477,000 (inclusive of $3.3 million in depreciation, amortization, stock-based compensation and other non-cash expenses), a $2.7 million net increase in accounts receivable and unbilled receivables, a $4.3 million increase in other operating assets, a $4.3 million increase in accounts payable, accrued expenses and other operating liabilities, and a $604,000 decrease in deferred revenue.

In the three months ended March 31, 2009, net cash used in operating activities was $2.3 million. The $2.3 million cash used in operating activities was due to a net loss of $5.1 million (inclusive of $3.7 million in depreciation, amortization, stock-based compensation and other non-cash expenses), an $8.8 million net decrease in accounts receivable and unbilled receivables, a $1.2 million increase in other operating assets, a $6.1 million decrease in accounts payable, accrued expenses and other operating liabilities, and a $2.4 million decrease in deferred revenue.

Lionbridge has not experienced any significant trends in accounts receivable and unbilled receivables other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities increased $3.4 million to $4.2 million for the three months ended March 31, 2010, as compared to $736,000 of net cash used in investing activities for the corresponding period of the prior year. The primary investing activity in the three months ended March 31, 2010 was $4.2 million for the purchase of property and equipment.

In the three months ended March 31, 2009, net cash used in investing activities was $736,000, primarily for the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2010 was $15,000, an increase of $14.1 million as compared to $14.0 million of net cash used in financing activities for the corresponding period of 2009. Cash provided by financing activities consisted of $17,000 of proceeds from the issuance of common stock under option plans and $2,000 for payments of capital lease obligations.

Net cash used in financing activities for the three months ended March 31, 2009 was $14.0 million consisting of $14.0 million of payments of long-term debt and $45,000 for payments of capital lease obligations.

On May 5, 2010, Lionbridge filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (SEC File No. 333-166529), covering the registration of debt and equity securities (the “Securities”), in an aggregate amount of $100.0 million. The registration statement has not yet been declared effective by the Commission. When the registration statement is declared effective, the company may offer these Securities from time to time in amounts, at prices and on terms to be determined at the time of sale. The Company believes that upon the declaration of effectiveness of the Registration Statement by the Commission, the Company will have additional financing flexibility to meet potential future funding requirements and the ability to take advantage of potentially attractive capital market conditions.

Lionbridge anticipates that its present cash and short-term investments position and available financing should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future.

Contractual Obligations

As of March 31, 2010, there were no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Tax provisions during the three months ended March 31, 2010, primarily related to taxes and accrued interest, have increased the balance of unrecognized tax benefits by $225,000 to $8.1 million.

Approximately $2.2 million of this balance is related to tax liabilities accruing on or prior to the acquisition of BGS on September 1, 2005. Bowne & Co., Inc. has agreed to indemnify Lionbridge for these amounts. The Company believes that it is reasonably possible that approximately $465,000 of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, “Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), that amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy. These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the provisions of ASU 2010-06 and the provisions of ASU 2010-06 which do not have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), that amends ASC Subtopic 855-10, “Subsequent Events – Overall” (“ASC 855-10”). ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09. The adoption of these provisions does not have a material impact on its consolidated financial statements.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of March 31, 2010, $24.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $43,000 impact on the Company’s interest expense based on the $24.7 million outstanding at March 31, 2010 with an interest rate of 1.7%. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2008, the notional amount decreased to $15.0 million and on July 31, 2009, the notional amount decreased to $10.0 million. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. The fair value of the interest rate derivative was a liability of $169,000 at March 31, 2010. A hypothetical 10% increase or decrease in interest rates would have approximately a $1,000 impact on the derivative’s fair value. The interest rate swap is designated as a cash flow hedge under ASC 815 and there is no hedge ineffectiveness at March 31, 2010. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits and investments in money market funds that have maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, 66% and 66% of its costs and expenses for the three-month periods ended March 31, 2010 and 2009, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 15% and 13% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of March 31, 2010 and December 31, 2009, respectively, while 10% and 10% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of March 31, 2010 and December 31, 2009, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $45.3 million and $34.0 million as of March 31, 2010 and December 31, 2009, respectively. The principal foreign currency applicable to our business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash and cash equivalents, accounts receivable and accounts payable) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments, principally foreign exchange forward contracts. These foreign exchange forward contracts generally have one-month terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at March 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 16, 2010 (SEC File No. 000-26933) (the “2009 Annual Report”) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. There have been no material changes in Lionbridge’s risk factors from those disclosed in Lionbridge’s 2009 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2010, the Company withheld 76,372 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2010 – January 31, 2010	58,945	$2.39
February 1, 2010 – February 28, 2010	17,427	$3.14

Total	76,372	$2.56

In addition, upon the termination of employees during the quarter ended March 31, 2010, 38,500 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended March 31, 2010:

Period	Total Number of Shares Forfeited
February 1, 2010 – February 28, 2010	15,250
March 1, 2010 – March 31, 2010	23,250

Total	38,500

Item 6.	Exhibits

(a) Exhibits.

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ DONALD M. MUIR
Donald M. Muir
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: May  7, 2010

Exhibit Index

Exhibit Number	Description

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.