Form 10-Q
period 2010-06-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2010-08-06
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2010 was 60,206,361.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,852	$27,432
Accounts receivable, net of allowance of $500 at June 30, 2010 and December 31, 2009	55,043	55,501
Unbilled receivables	19,180	17,246
Other current assets	9,972	8,290

Total current assets	113,047	108,469
Property and equipment, net	15,003	12,681
Goodwill	9,675	9,675
Other intangible assets, net	12,034	14,480
Other assets	7,786	7,414

Total assets	$157,545	$152,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,158	$20,831
Accrued compensation and benefits	18,827	16,524
Accrued outsourcing	11,058	9,539
Accrued merger and restructuring	1,103	1,773
Income taxes payable	379	1,421
Accrued expenses and other current liabilities	12,453	10,715
Deferred revenue	9,908	11,484

Total current liabilities	71,886	72,287

Long-term debt	24,700	24,700
Deferred income taxes, long-term	643	643
Other long-term liabilities	13,977	14,060
Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 60,209,338 and 58,192,394 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	602	582
Additional paid-in capital	260,069	258,449
Accumulated deficit	(230,379)	(235,414)
Accumulated other comprehensive income	16,047	17,412

Total stockholders’ equity	46,339	41,029

Total liabilities and stockholders’ equity	$157,545	$152,719

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$104,872	$98,028	$205,652	$186,431
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	69,643	65,703	138,588	126,876
Sales and marketing	7,465	7,022	14,433	14,715
General and administrative	18,698	18,442	37,490	37,245
Research and development	952	1,096	1,710	2,281
Depreciation and amortization	1,175	1,154	2,305	2,295
Amortization of acquisition-related intangible assets	1,223	1,380	2,446	2,760
Merger, restructuring and other charges	666	1,645	1,855	2,638

Total operating expenses	99,822	96,442	198,827	188,810

Income (loss) from operations	5,050	1,586	6,825	(2,379)
Interest expense:
Interest on outstanding debt	282	465	579	1,002
Amortization of deferred financing costs and discount on debt	44	45	88	89
Interest income	8	20	33	79
Other (income) expense, net	(731)	720	(457)	725

Income (loss) before income taxes	5,463	376	6,648	(4,116)
Provision for income taxes	905	624	1,613	1,208

Net income (loss)	$4,558	$(248)	$5,035	$(5,324)

Net income (loss) per share of common stock:
Basic	$0.08	$(0.00)	$0.09	$(0.10)
Diluted	$0.08	$(0.00)	$0.09	$(0.10)
Weighted average number of common shares outstanding:
Basic	56,619	56,011	56,495	55,935
Diluted	59,854	56,011	59,191	55,935

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$5,035	$(5,324)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,994	2,083
Amortization of deferred financing charges	88	89
Depreciation and amortization	2,305	2,295
Amortization of acquisition-related intangible assets	2,446	2,760
Non-cash merger, restructuring and other charges	331	—
Deferred income taxes	—	(222)
Net realized and unrealized foreign currency gains on forward contracts	(911)	—
Other	28	24
Changes in operating assets and liabilities:
Accounts receivable	(2,949)	11,995
Unbilled receivables	(2,678)	270
Other current assets	(1,451)	1,238
Other assets	(597)	(345)
Accounts payable	(335)	922
Income tax payable	(1,105)	(649)
Accrued compensation and benefits	2,272	(782)
Accrued outsourcing	2,171	(245)
Accrued merger and restructuring	(93)	642
Accrued expenses and other liabilities	3,677	(2,125)
Deferred revenue	(1,068)	(2,424)

Net cash provided by operating activities	9,160	10,202

Cash flows from investing activities:
Purchases of property and equipment	(5,891)	(1,165)
Proceeds from sale of property and equipment	—	2

Net cash used in investing activities	(5,891)	(1,163)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	3,500
Payments of short-term debt	—	(3,500)
Payments of long-term debt	—	(19,000)
Proceeds from issuance of common stock under stock option plans	198	—
Payments of capital lease obligations	(5)	(88)

Net cash provided by (used in) financing activities	193	(19,088)

Net increase (decrease) in cash and cash equivalents	3,462	(10,049)
Effects of exchange rate changes on cash and cash equivalents	(2,042)	69
Cash and cash equivalents at beginning of period	27,432	37,978

Cash and cash equivalents at end of period	$28,852	$27,998

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Stock Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. On May 1, 2009, the stockholders of the Company approved an amendment to the 2005 Plan increasing the maximum number of shares of common stock available for issuance under the 2005 Plan by 4,500,000 shares to 8,500,000 shares. At June 30, 2010, there were 1,527,068 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight-line basis over the option vesting period.

Lionbridge’s 1998 Stock Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. At June 30, 2010 there were no options available for future grant under the 1998 Plan. Options to purchase common stock under the 1998 Plan had been granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 1998 Plan vested over a four-year period: 25% of the option shares vested one year from the date of grant and the remaining option shares vested at the rate of 12.5% each six month period thereafter. Stock options granted under the 1998 Plan generally expire ten years (five years in certain cases) from the date of grant. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Restricted Stock Awards

Lionbridge issued 1,943,500 and 69,511 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2005 Stock Incentive Plan, in the six-month period ended June 30, 2010 with a fair market value of $6.0 million. Of the total 2,013,011 shares of restricted common stock and restricted stock units issued in the six-month period ended June 30, 2010, 1,144,500 have restrictions on disposition which lapse over four years from the date of grant and 26,511 have restrictions on disposition which lapse over thirteen months from the date of grant, and 842,000 restricted shares were granted to certain employees as long-term performance based stock incentive awards (the “LTIP”) under the Corporation’s 2005 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two or three calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Stock-based Compensation

The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $1.1 million and $960,000 for the three-month periods ended June 30, 2010 and 2009, respectively, and $2.0 million and $2.1 million for the six-month periods ended June 30, 2010 and 2009, respectively, classified in the statement of operations line items as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$19,000	$24,000	$39,000	$47,000
Sales and marketing	163,000	136,000	314,000	309,000
General and administrative	893,000	768,000	1,592,000	1,660,000
Research and development	24,000	32,000	49,000	67,000

Total stock-based compensation expense	$1,099,000	$960,000	$1,994,000	$2,083,000

As of June 30, 2010, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.2 million and will be recognized over an estimated weighted average period of approximately 2.1 years. Lionbridge currently expects to amortize $7.4 million of unamortized compensation in connection with restricted stock awards outstanding as of June 30, 2010 over an estimated weighted average period of approximately 2.5 years.

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

4. DEBT

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended in 2007 and 2009 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement replaced the Company’s Term Loan B and Revolving Credit Facility with Wachovia Bank, National Association that had been in place since September 1, 2005. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At June 30, 2010, $24.7 million was outstanding with an interest rate of 1.6%. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid or payable and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of June 30, 2010.

5. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net income (loss), the net change in the funded status of defined benefit postretirement plans, unrealized losses on a cash flow hedge and the net change in foreign currency translation adjustment. Total comprehensive income was $3.7 million and $1.6 million for the three-month periods ended June 30, 2010 and 2009, respectively. Total comprehensive income was $3.7 million for the six-month period ended June 30, 2010 and total comprehensive loss for the six-month period ended June 30, 2009 was $4.9 million.

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

Shares used in calculating basic and diluted earnings per share for the three and six-month periods ended June 30, 2010 and 2009, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average number of shares of common stock outstanding—basic	56,619,000	56,011,000	56,495,000	55,935,000
Dilutive common stock equivalents relating to options and restricted stock	3,235,000	—	2,696,000	—

Weighted average number of shares of common stock outstanding—diluted	59,854,000	56,011,000	59,191,000	55,935,000

Options and unvested restricted stock to purchase 9,154,000 and 7,725,000 shares of common stock for the three-month periods ended June 30, 2010 and 2009, respectively, and 8,545,000 and 7,415,000 for the six-month periods ended June 30, 2010 and 2009, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

7. MERGER, RESTRUCTURING AND OTHER CHARGES

During the six-month period ended June 30, 2010 Lionbridge recorded $1.9 million of restructuring and other charges. The $1.9 million of restructuring and other charges recorded in the six-month period ended June 30, 2010 included $1.1 million for workforce reductions in Europe and the United States consisting of 11 technical staff, 1 administrative staff and 1 sales staff, $362,000 recorded for vacated facilities and $331,000 for the accelerated amortization of long-lived assets in connection with vacated facilities, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. Of these charges, $1.6 million related to the Company’s Global Language and Content (“GLC”) segment and $171,000 related to the Global Development and Testing (“GDT”) segment. The Company made $2.4 million of cash payments in the six-month period ended June 30, 2010 with $2.3 million and $81,000 related to the GLC and GDT segments, respectively.

During the six-month period ended June 30, 2009 Lionbridge recorded $2.6 million of restructuring and other charges. The $2.6 million recorded in the six-month period ended June 30, 2009 included $2.0 million for workforce reductions in Europe, the United States and Asia consisting of 123 technical staff, 15 administrative staff and 14 sales staff and $662,000 recorded for vacated facilities, recorded pursuant to the guidance of ASC 420, and related literature. Of these charges, $2.3 million related to the Company’s GLC segment, $280,000 related to the GDT segment, $32,000 related to Corporate and Other and $12,000 related to the Interpretation segment. The Company made $1.9 million of cash payments in the six-month period ended June 30, 2009, with $1.6 million, $277,000, $12,000 and $11,000 related to the GLC, GDT, Interpretation and Corporate and Other segments, respectively.

The following table summarizes the accrual activity (excluding the $331,000 long-lived asset accelerated amortization in the six-month period ended June 30, 2010) for the six months ended June 30, 2010 and 2009, respectively, by initiative:

	2010	2009
Beginning balance, January 1	$3,261,000	$933,000
Employee severance:
Merger and restructuring charges recorded	1,111,000	1,970,000
Cash payments related to liabilities recorded on exit or disposal activities	(1,682,000)	(1,414,000)

	(571,000)	556,000

Vacated facility/Lease termination:
Merger and restructuring charges recorded	362,000	662,000
Cash payments related to liabilities assumed and recorded on business combinations	(60,000)	(139,000)
Cash payments related to liabilities recorded on exit or disposal activities	(680,000)	(309,000)

	(378,000)	214,000

Ending balance, June 30	$2,312,000	$1,703,000

At June 30, 2010, the Company’s consolidated balance sheet includes accruals totaling $2.3 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.1 million of these will be fully paid within twelve months. The remaining $1.2 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

8. INCOME TAXES

The provisions for income taxes for the three-month periods ended June 30, 2010 and 2009 were $905,000 and $624,000, respectively. The provisions for income taxes for the six-month periods ended June 30, 2010 and 2009 were $1.6 million and $1.2 million, respectively.

The tax provisions for the three and six-month periods ended June 30, 2010 consisted primarily of taxes on income in foreign jurisdictions, a deferred tax benefit related to the recognition of deferred tax assets and reduction in deferred tax liabilities in certain foreign jurisdictions, and taxes, interest and penalties recorded in relation to the Company’s uncertain tax positions.

The tax provisions for the three and six-month periods ended June 30, 2009 consisted primarily of taxes on income in foreign jurisdictions, deferred tax benefits of $25,000 and $222,000, respectively, related to the recognition of deferred tax assets in certain foreign jurisdictions, and taxes, interest and penalties recorded in relation to the Company’s uncertain tax positions. Also, during the three and six-month periods ended June 30, 2009, Lionbridge recorded foreign tax expense of $889,000, net of related reserves, as a result of assessments made by local tax authorities, as well as a foreign tax benefit of $246,000 related to a refund received for tax filings in 2003 and 2004 and the release of a reserve for an uncertain tax position due to the lapse of a statute of limitation.

The balance of unrecognized tax benefits at June 30, 2010, not including interest and penalties, was $6.1 million, which, if recognized, would affect the effective income tax rate in future periods. Lionbridge also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At June 30, 2010, Lionbridge had approximately $2.1 million of interest and penalties accrued related to unrecognized tax benefits.

In connection with the Company’s 2005 acquisition of Bowne Global Solutions (“BGS”), Bowne & Co., Inc. (“Bowne”) agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. At June 30, 2010 $1.6 million of the gross unrecognized tax benefits and $569,000 of the accrued interest and penalties related to the acquisition of BGS and are subject to indemnification. The Company believes that it is reasonably possible that approximately $634,000 of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.

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

At June 30, 2010, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely.

At June 30, 2010, Lionbridge’s Indian subsidiary has a tax holiday granted by the Indian government and is exempt from corporate income tax on its operating profits. This tax holiday expires at the end of the Indian subsidiary’s March 31, 2011 tax year.

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

The table below presents information about the reported net income (loss) of the Company for the three and six-month periods ended June 30, 2010 and 2009. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
Three Months Ended June 30, 2010
External revenue	$75,202,000	$24,582,000	$5,088,000	$—	$104,872,000
Cost of revenue (exclusive of depreciation and amortization)	49,131,000	16,242,000	4,270,000	—	69,643,000
Depreciation and amortization	806,000	226,000	34,000	1,332,000	2,398,000
Other operating expenses	17,823,000	2,835,000	578,000	—	21,236,000

Segment contribution	7,442,000	5,279,000	206,000	(1,332,000)	11,595,000
Interest expense and other unallocated items	—	—	—	(6,132,000)	(6,132,000)

Income (loss) before income taxes	7,442,000	5,279,000	206,000	(7,464,000)	5,463,000
Provision for income taxes	—	—	—	(905,000)	(905,000)

Net income (loss)	7,442,000	5,279,000	206,000	(8,369,000)	4,558,000

	GLC	GDT	Interpretation	Corporate and Other	Total
Three Months Ended June 30, 2009
External revenue	$70,429,000	$21,105,000	$6,494,000	$—	$98,028,000
Cost of revenue (exclusive of depreciation and amortization)	46,941,000	13,924,000	4,838,000	—	65,703,000
Depreciation and amortization	735,000	257,000	36,000	1,506,000	2,534,000
Other operating expenses	17,560,000	2,986,000	557,000	—	21,103,000

Segment contribution	5,193,000	3,938,000	1,063,000	(1,506,000)	8,688,000
Interest expense and other unallocated items	—	—	—	(8,312,000)	(8,312,000)

Income (loss) before income taxes	5,193,000	3,938,000	1,063,000	(9,818,000)	376,000
Provision for income taxes	—	—	—	(624,000)	(624,000)

Net income (loss)	5,193,000	3,938,000	1,063,000	(10,442,000)	(248,000)

Six Months Ended June 30, 2010
External revenue	$147,740,000	$47,928,000	$9,984,000	$—	$205,652,000
Cost of revenue (exclusive of depreciation and amortization)	98,314,000	31,530,000	8,744,000	—	138,588,000
Depreciation and amortization	1,562,000	463,000	69,000	2,657,000	4,751,000
Other operating expenses	35,615,000	5,702,000	1,114,000	—	42,431,000

Segment contribution	12,249,000	10,233,000	57,000	(2,657,000)	19,882,000
Interest expense and other unallocated items	—	—	—	(13,234,000)	(13,234,000)

Income (loss) before income taxes	12,249,000	10,233,000	57,000	(15,891,000)	6,648,000
Provision for income taxes	—	—	—	(1,613,000)	(1,613,000)

Net income (loss)	12,249,000	10,233,000	57,000	(17,504,000)	5,035,000

Six Months Ended June 30, 2009
External revenue	$133,096,000	$40,436,000	$12,899,000	$—	$186,431,000
Cost of revenue (exclusive of depreciation and amortization)	90,809,000	26,591,000	9,476,000	—	126,876,000
Depreciation and amortization	1,456,000	503,000	72,000	3,024,000	5,055,000
Other operating expenses	35,276,000	6,631,000	1,427,000	—	43,334,000

Segment contribution	5,555,000	6,711,000	1,924,000	(3,024,000)	11,166,000
Interest expense and other unallocated items	—	—	—	(15,282,000)	(15,282,000)

Income (loss) before income taxes	5,555,000	6,711,000	1,924,000	(18,306,000)	(4,116,000)
Provision for income taxes	—	—	—	(1,208,000)	(1,208,000)

Net income (loss)	5,555,000	6,711,000	1,924,000	(19,514,000)	(5,324,000)

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2009, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for the year ended December 31, 2009. At June 30, 2010, the balance of goodwill was $9.7 million and related solely to the Company’s GDT segment.

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

Other intangible assets arose from the acquisition of BGS and consist of the following, which are being amortized on a straight-line basis over the following estimated useful lives, except for the BGS customer relationships, of which a portion is being amortized using an economic consumption method:

Estimated Useful Life
BGS:
Customer relationships	3 to 12 years
Customer contracts	3 to 5 years

The following table summarizes other intangible assets at June 30, 2010 and December 31, 2009, respectively.

	June 30, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$20,998,000	$11,002,000	$32,000,000	$19,583,000	$12,417,000
BGS acquired customer contracts	14,000,000	12,968,000	1,032,000	14,000,000	11,937,000	2,063,000

	$46,000,000	$33,966,000	$12,034,000	$46,000,000	$31,520,000	$14,480,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at June 30, 2010 in the fiscal periods as follows:

Year ending December 31,
2010	$2,447,000
2011	2,332,000
2012	1,921,000
2013	1,583,000
2014	1,304,000
Thereafter	2,447,000

$12,034,000

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class and scheduled a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Several appeals have been filed objecting to the definition of the settlement class and fairness of the settlement, and those appeals remain pending. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities are an interest rate swap and foreign exchange forward contracts whose fair value were determined using pricing models predicated upon observable market spot and forward rates. The notional amount of the Company’s interest rate swap at June 30, 2010 is $10.0 million and the fair value of the interest rate derivative is a liability of $41,000 which is included in the Company’s consolidated balance sheet in other long-term liabilities. The interest rate swap is designated as a cash flow hedge under the guidance of ASC 815, “Derivatives and Hedging” (“ASC 815”) and changes in the fair value are recorded to other comprehensive income. The notional amount of the Company’s foreign exchange forward contracts is $7.6 million at June 30, 2010 and the fair value is an asset of $911,000 which is included in the Company’s consolidated balance sheet in other current assets. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge does not have any financial assets and liabilities as of June 30, 2010 designated as Level 3.

The following tables set forth the financial assets and liabilities as of June 30, 2010 and December 31, 2009 that Lionbridge measured at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Level 1	Level 2	Level 3	Balance as of June 30, 2010
Assets:
Money market accounts	$124,000	$—	$—	$124,000
Foreign exchange forward contracts	—	911,000	—	911,000
Liabilities:
Interest rate swap	$—	$41,000	$—	$41,000

	Level 1	Level 2	Level 3	Balance as of December 31, 2009
Assets:
Money market accounts	$123,000	$—	$—	$123,000
Liabilities:
Interest rate swap	$—	$292,000	$—	$292,000

13. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, “Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), that amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy. These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the provisions of ASU 2010-06 and the provisions of ASU 2010-06 and the adoption of these provisions does not have a material impact on its consolidated financial statements.

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

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 16, 2010 (SEC File No. 000-26933) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The forward-looking statements in this Form 10-Q are made as of the date of this filing only, and Lionbridge does not undertake to update or supplement these statements due to changes in circumstances or otherwise, except as required by law.

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

During 2009, the Company commenced an initiative to commercialize its language technologies and offer them to subscribers on a Software-as-a-Service (SaaS)-based language technology platform. As part of this initiative, the Company re-architected its internal Logoport® translation memory technology into a secure, multi-tenant platform that can be purchased and used over the Web by individual translators and agencies in over 100 countries. In April 2010, the Company announced general availability of this technology as Translation Workspace™, a Software-as-a-Service (SaaS)-based language technology platform, through GeoWorkz.com, Lionbridge’s eCommerce platform. Also in April 2010, the Company announced a partnership agreement with IBM to accelerate development and commercialization of automated translation technology. As part of that agreement, Lionbridge will become the only provider to offer Software-as-a-Service (SaaS)-based, text-to-text language automation solutions to commercial clients based on IBM’s Real Time Translation Service (RTTS) technology. The Company expects that, by making Translation Workspace generally available to customers and by developing real-time translation automation technology with IBM, it can expand the Company’s market opportunities while bringing innovative technology solutions to new markets.

For the six-month period ended June 30, 2010, Lionbridge’s income from operations was $6.8 million, with a net income of $5.0 million. For the year ended December 31, 2009, the Company’s income from operations was $1.4 million with a net loss of $4.0 million. As of June 30, 2010, the Company had an accumulated deficit of $230.4 million.

The Company believes that during the first six months of 2010 there have been continued indications of improvement and increased stability in worldwide economic conditions and a related increased demand for the Company’s services by certain customers and in certain market segments. The Company believes that if there is substantial continued improvement in worldwide economic and market conditions and with a related increased demand for the Company’s service offerings, the Company’s overall financial performance for the 2010 year may improve. During the first six months of 2010, certain customers resumed previously delayed or postponed projects, although other customers continued to delay previously scheduled projects. In addition, in many cases, such projects were resumed with reduced scope. Customers continue to enter into new engagements cautiously and conservatively, likely due to uncertain economic conditions and their internal cost-containment directives. The Company has a concentration of revenue among relatively few customers across all segments. Despite some improvement in worldwide economic conditions and increased customer demand for the Company’s services, the Company has continued its cost-cutting and restructuring activities to adjust its cost structure and respond to the variable demand for the Company’s services. The Company expects that demand for the Company’s services from certain customers will continue to stabilize and possibly strengthen during the remainder of 2010, although it is unclear as to whether, when and to what extent demand will resume to pre-2009 levels.

Certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro, as a large portion of its cost of revenue and general and administrative expenses are payable in Euros, while the majority of its revenues are recorded in U.S. Dollars. During the quarter ended June 30, 2010, the value of the U.S. Dollar relative to the Euro strengthened by 5.6% from the quarter ended June 30, 2009. This strengthening had an unfavorable foreign currency impact on revenue for the quarter ended June 30, 2010, particularly in the GLC segment. In addition, the Company’s operating income and net income for the three months ended June 30, 2010 were negatively impacted by foreign currency translation due to the strengthening of the U.S. Dollar relative to the Euro partially offset by the weakening of the U.S. Dollar against other currencies. For the six months ended June 30, 2010, foreign currency translation increased revenue when compared to the six months ended June 30, 2009 as the U.S. Dollar strengthened by 0.6% relative to the Euro which was more than offset by weakening in the U.S. Dollar against other currencies. The Company’s operating income and net income for the six-month period ended June 30, 2010 were negatively impacted by weakening in the U.S. Dollar against most currencies partially offset by strengthening of the U.S. Dollar relative to the Euro when compared to the corresponding period of 2009.

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

Merger, Restructuring and Other Charges

During the six-month period ended June 30, 2010 Lionbridge recorded $1.9 million of restructuring and other charges. The $1.9 million of restructuring and other charges recorded in the six-month period ended June 30, 2010 included $1.1 million for workforce reductions in Europe and the United States consisting of 11 technical staff, 1 administrative staff and 1 sales staff, $362,000 recorded for vacated facilities and $331,000 for the accelerated amortization of long-lived assets in connection with vacated facilities, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. Of these charges, $1.6 million related to the Company’s Global Language and Content (“GLC”) segment and $171,000 related to the Global Development and Testing (“GDT”) segment. The Company made $2.4 million of cash payments in the six-month period ended June 30, 2010 with $2.3 million and $81,000 related to the GLC and GDT segments, respectively.

During the six-month period ended June 30, 2009 Lionbridge recorded $2.6 million of restructuring and other charges. The $2.6 million recorded in the six-month period ended June 30, 2009 included $2.0 million for workforce reductions in Europe, the United States and Asia consisting of 123 technical staff, 15 administrative staff and 14 sales staff and $662,000 recorded for vacated facilities, recorded pursuant to the guidance of ASC 420, and related literature. Of these charges, $2.3 million related to the Company’s GLC segment, $280,000 related to the GDT segment, $32,000 related to Corporate and Other and $12,000 related to the Interpretation segment. The Company made $1.9 million of cash payments in the six-month period ended June 30, 2009, with $1.6 million, $277,000, $12,000 and $11,000 related to the GLC, GDT, Interpretation and Corporate and Other segments, respectively.

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Stock Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. On May 1, 2009, the stockholders of the Company approved an amendment to the 2005 Plan increasing the maximum number of shares of common stock available for issuance under the 2005 Plan by 4,500,000 shares to 8,500,000 shares. At June 30, 2010, there were 1,527,068 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight-line basis over the option vesting period.

Lionbridge’s 1998 Stock Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. At June 30, 2010 there were no options available for future grant under the 1998 Plan. Options to purchase common stock under the 1998 Plan had been granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 1998 Plan vested over a four-year period: 25% of the option shares vested one year from the date of grant and the remaining option shares vested at the rate of 12.5% each six month period thereafter. Stock options granted under the 1998 Plan generally expire ten years (five years in certain cases) from the date of grant. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Restricted Stock Awards

Lionbridge issued 1,943,500 and 69,511 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2005 Stock Incentive Plan, in the six-month period ended June 30, 2010 with a fair market value of $6.0 million. Of the total 2,013,011 shares of restricted common stock and restricted stock units issued in the six-month period ended June 30, 2010, 1,144,500 have restrictions on disposition which lapse over four years from the date of grant and 26,511 have restrictions on disposition which lapse over thirteen months from the date of grant, and 842,000 restricted shares were granted to certain employees as long-term performance based stock incentive awards (the “LTIP”) under the Corporation’s 2005 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two or three calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Stock-based Compensation

The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $1.1 million and $960,000 for the three-month periods ended June 30, 2010 and 2009, respectively, and $2.0 million and $2.1 million for the six-month periods ended June 30, 2010 and 2009, respectively, classified in the statement of operations line items as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$19,000	$24,000	$39,000	$47,000
Sales and marketing	163,000	136,000	314,000	309,000
General and administrative	893,000	768,000	1,592,000	1,660,000
Research and development	24,000	32,000	49,000	67,000

Total stock-based compensation expense	$1,099,000	$960,000	$1,994,000	$2,083,000

As of June 30, 2010, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.2 million and will be recognized over an estimated weighted average period of approximately 2.1 years. Lionbridge currently expects to amortize $7.4 million of unamortized compensation in connection with restricted stock awards outstanding as of June 30, 2010 over an estimated weighted average period of approximately 2.5 years.

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	66.4	67.0	67.4	68.1
Sales and marketing	7.1	7.2	7.0	7.9
General and administrative	17.9	18.8	18.3	20.0
Research and development	0.9	1.1	0.8	1.2
Depreciation and amortization	1.1	1.2	1.1	1.2
Amortization of acquisition-related intangible assets	1.2	1.4	1.2	1.5
Merger, restructuring and other charges	0.6	1.7	0.9	1.4

Total operating expenses	95.2	98.4	96.7	101.3

Income (loss) from operations	4.8	1.6	3.3	(1.3)
Interest expense:
Interest on outstanding debt	0.3	0.5	0.3	0.5
Amortization of deferred financing costs	—	—	—	—
Interest income	—	—	—	—
Other (income) expense, net	(0.7)	0.7	(0.2)	0.4

Income (loss) before income taxes	5.2	0.4	3.2	(2.2)
Provision for income taxes	0.9	0.6	0.8	0.7

Net income (loss)	4.3%	(0.2)%	2.4%	(2.9)%

Revenue. The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
GLC	$75,202,000	72%	$70,429,000	72%	$147,740,000	72%	$133,096,000	71%
GDT	24,582,000	23%	21,105,000	22%	47,928,000	23%	40,436,000	22%
Interpretation	5,088,000	5%	6,494,000	6%	9,984,000	5%	12,899,000	7%

Total revenue	$104,872,000	100%	$98,028,000	100%	$205,652,000	100%	$186,431,000	100%

Revenue for the quarter ended June 30, 2010 was $104.9 million, an increase of $6.9 million, or 7.0%, from $98.0 million for the quarter ended June 30, 2009. Revenue increases during the quarter ended June 30, 2010 in the GLC and GDT segments were $4.8 million and $3.5 million, respectively, as compared to the quarter ended June 30, 2009. Revenue decline during the quarter ended June 30, 2010 in the Interpretation segment was $1.4 million as compared to the quarter ended June 30, 2009. This period-over-period increase in total revenue was primarily due to approximately $8.5 million of organic growth, partially offset by decreased revenue of $1.7 million as a result of the U.S. Dollar strengthening against most foreign currencies, in particular the Euro, as compared to the corresponding quarter of the prior year. Lionbridge conducts a large portion of its business in international markets. Approximately 41% of its revenue for the quarter ended June 30, 2010 is denominated in foreign currencies, primarily the Euro. A fluctuation in foreign currency exchange rates primarily affects the GLC segment. Total revenue for the six months ended June 30, 2010 was $205.7 million, an increase of $19.2 million, or 10.3%, from $186.4 million for the six months ended June 30, 2009. Revenue increases during the six months ended June 30, 2010 in the GLC and GDT segments were $14.6 million and $7.5 million, respectively, as compared to the quarter ended June 30, 2009. Revenue decline during the six months ended June 30, 2010 in the Interpretation segment was $2.9 million as compared to the six months ended June 30, 2009. This period-over-period increase in total revenue was primarily due to approximately $18.5 million of organic growth and approximately $726,000 as a result of the U.S. Dollar weakening against most foreign currencies, as compared to the corresponding quarter of the prior year.

Revenue from the Company’s GLC segment was $75.2 million for the quarter ended June 30, 2010, an increase of $4.8 million, or 6.8%, from $70.4 million for the quarter ended June 30, 2009. As compared to the quarter ended June 30, 2009, revenues increased approximately $6.4 million due to the organic growth, as certain global markets stabilize, resulting in increased demand for the Company’s services, particularly from existing customers, partially offset by approximately $1.6 million as a result of the U.S. Dollar strengthening against most foreign currencies, in particular against the Euro. For the six months ended June 30, 2010, revenue from the Company’s GLC segment was $147.7 million, an increase of $14.6 million, or 11.0%, from $133.1 million for the six months ended June 30, 2009. As compared to the six months ended June 30, 2009, GLC revenues increased approximately $13.9 million due to organic growth, as certain global markets stabilize, resulting in increased demand for the Company’s services, particularly from existing customers and approximately $705,000 due to the weakening of the U.S. Dollar against most foreign currencies.

Revenue from the Company’s GDT segment was $24.6 million for the quarter ended June 30, 2010, an increase of $3.5 million, or 16.5%, from $21.1 million for the quarter ended June 30, 2009. For the six months ended June 30, 2010, revenue from the Company’s GDT segment was $47.9 million, an increase of $7.5 million, or 18.5%, from $40.4 million for the six months ended June 30, 2009. The period-over-period increases in GDT revenue were primarily due to increased revenue from large programs and new engagements from existing customers. Revenue in the GDT segment is not materially impacted by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation segment was $5.1 million for the quarter ended June 30, 2010, a decrease of $1.4 million, or 21.7%, from $6.5 million for the quarter ended June 30, 2009. For the six months ended June 30, 2010, revenue from the Company’s Interpretation segment was $10.0 million, a decrease of $2.9 million, or 22.6%, from $12.9 million for the six months ended June 30, 2009. The decrease in Interpretation revenue for the quarter and six months ended June 30, 2010 was primarily due to decreased revenue from one large customer engagement. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client engagements. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30, 2010	% Change Q2 09 to Q2 10	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	% Change Six Months 09 to Six Months 10	Six Months Ended June 30, 2009
GLC:
Cost of revenue	$49,131,000	4.7%	$46,941,000	$98,314,000	8.3%	$90,809,000
Percentage of revenue	65.3%		66.7%	66.5%		68.2%
GDT:
Cost of revenue	16,242,000	16.6%	13,924,000	31,530,000	18.6%	26,591,000
Percentage of revenue	66.1%		66.0%	65.8%		65.8%
Interpretation:
Cost of revenue	4,270,000	(11.7)%	4,838,000	8,744,000	(7.7)%	9,476,000
Percentage of revenue	83.9%		74.5%	87.6%		73.5%

Total cost of revenue	$69,643,000		$65,703,000	$138,588,000		$126,876,000

Percentage of revenue	66.4%		67.0%	67.4%		68.1%

For the quarter ended June 30, 2010, as a percentage of revenue, cost of revenue decreased to 66.4% as compared to 67.0% for the quarter ended June 30, 2009. The decrease was primarily the result of an increase in revenue, supplemented by the benefit of cost saving initiatives implemented in 2009 and the first six months of 2010, and continued benefits realized from the deployment and use of Lionbridge’s language management technology platform, in addition to the strengthening of the U.S. Dollar against most foreign currencies, particularly the Euro, as compared to the corresponding period of 2009.

Each segment provides distinctive services with different gross margins. For the quarter ended June 30, 2010, GLC, GDT and Interpretation accounted for approximately 71.7%, 23.4% and 4.9% of the total revenue. For the quarter ended June 30, 2009 GLC, GDT and Interpretation accounted for approximately 71.8%, 21.5% and 6.6% of the total revenue.

For the quarter ended June 30, 2010, cost of revenue increased $3.9 million, or 6.0%, to $69.6 million as compared to $65.7 million for the corresponding period of the prior year. This increase was primarily associated with the $6.8 million increase in revenue as compared to the corresponding period of the prior year, offset by approximately $807,000 of reduced expenses attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro. For the six months ended June 30, 2010, cost of revenue was $138.6 million, an increase of $11.7 million, or 9.2%, as compared to $126.9 million for the same period of 2009. This increase was primarily associated with the $19.2 million increase in revenue as compared to the six months ended June 30, 2009. Approximately $2.1 million of the increase is attributable to the depreciation of the U.S. Dollar’s exchange rate against most foreign currencies as compared to the six months ended June 30, 2009.

For the quarter ended June 30, 2010, cost of revenue as a percentage of revenue in the Company’s GLC segment decreased to 65.3% as compared to 66.7% for the quarter ended June 30, 2009. Cost of revenue increased $2.2 million to $49.1 million compared to $46.9 million for the same quarter of the prior year. The increase in cost is primarily associated with the $4.8 million increase in revenue as compared to the corresponding period of the prior year. Approximately $712,000 of the increase is offset by reduced expenses attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro. For the six months ended June 30, 2010, cost of revenue as a percentage of revenue in the Company’s GLC segment decreased to 66.5% as compared to 68.2% for the six months ended June 30, 2009. For the six months ended June 30, 2010, GLC cost of revenue increased $7.5 million to $98.3 million as compared to $90.8 million for the corresponding period of the prior year. This increase is primarily associated with the $14.6 million increase in revenue as compared to the corresponding period of the prior year. Approximately $1.9 million of the increase is attributable to the depreciation of the U.S. Dollar’s exchange rate against most foreign currencies, as compared to the six months ended June 30, 2009.

For the quarter ended June 30, 2010, cost of revenue as a percentage of revenue in the Company’s GDT segment increased to 66.1% as compared to 66.0% for the quarter ended June 30, 2009. For the quarter ended June 30, 2010, GDT cost of revenue increased $2.3 million, or 16.6%, to $16.2 million as compared to $13.9 million for the corresponding quarter of the prior year. This increase was primarily associated with the $3.5 million increase in revenue period-over-period. For the six months ended June 30, 2010, cost of revenue as a percentage of revenue in the Company’s GDT segment remained consistent at 65.8% as compared to the six months ended June 30, 2009. For the six months ended June 30, 2010, cost of revenue was $31.5 million, an increase of $4.9 million, or 18.6%, as compared to $26.6 million for the same period of 2009. This increase was primarily associated with the $7.5 million increase in revenue as compared to the six months ended June 30, 2009.

For the quarter ended June 30, 2010, cost of revenue as a percentage of revenue in the Company’s Interpretation segment increased to 83.9% as compared to 74.5% for the quarter ended June 30, 2009. The increase is primarily due to decreased revenue levels, pricing and work mix variations in services as compared to the corresponding quarter of the prior year. For the quarter ended June 30, 2010, Interpretation cost of revenue decreased $568,000, or 11.7%, to $4.3 million as compared to $4.8 million for the corresponding quarter of the prior year. This decrease was primarily associated with the $1.4 million decrease in revenue period-over-period. For the six months ended June 30, 2010, cost of revenue as a percentage of revenue in the Company’s Interpretation segment increased to 87.6% as compared to 73.5% for the six months ended June 30, 2009. For the six months ended June 30, 2010, cost of revenue was $8.7 million, a decrease of $732,000, or 7.7%, as compared to $9.5 million for the same period of 2009. This decrease was primarily associated with the $2.9 million decrease in revenue as compared to the six months ended June 30, 2009. The Company’s Interpretation segment is not materially impacted by foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation/CRM system expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total sales and marketing expenses	$7,465,000	$7,022,000	$14,433,000	$14,715,000
Increase (decrease) from prior year	443,000		(282,000)
Percentage of revenue	7.1%	7.2%	7.0%	7.9%

Sales and marketing expenses increased $443,000, or 6.3%, for the three months ended June 30, 2010 as compared to the corresponding period of 2009. This increase is primarily attributable to increased compensation to support the $6.9 million increase in revenue, year-over-year. Approximately $43,000 of the increase is offset by reduced expenses attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro.

Sales and marketing expenses decreased $282,000, or 1.9%, for the six months ended June 30, 2010 as compared to the corresponding period of 2009. This decrease reflects approximately $454,000 of reduced expenses as the result of cost saving initiatives implemented during 2009 and the first six months of 2010, primarily employee compensation and benefits, and external consulting fees. This decrease was partially offset by $172,000 increased expenses attributable to the depreciation of the U.S. Dollar’s exchange rate against most foreign currencies. As a percentage of revenue, sales and marketing expenses decreased to 7.1% and 7.0% as compared to 7.2% and 7.9% for the three and six months ended June 30, 2009. This decrease is primarily associated with the $6.9 million and $19.2 million increase in revenue for the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods of the prior year.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total general and administrative expenses	$18,698,000	$18,442,000	$37,490,000	$37,245,000
Increase from prior year	256,000		245,000
Percentage of revenue	17.9%	18.8%	18.3%	20.0%

General and administrative expenses increased $256,000, or 1.4%, for the three months ended June 30, 2010 as compared to the corresponding period of 2009. The majority of this increase is primarily due to increased employee compensation and benefits and stock-based compensation expense. Approximately $93,000 of the increase is offset by reduced expenses attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro. As a percentage of revenue, general and administrative expenses decreased to 17.9% for the quarter ended June 30, 2010, as compared to 18.8%, for the same period of the prior year. This decrease is primarily associated with the $6.9 million increase in revenue for the quarter ended June 30, 2010, as compared to the corresponding period of the prior year and the result of the cost saving initiatives implemented during 2009 and the first six months of 2010.

General and administrative expenses increased $245,000, or 0.7%, respectively, for the six months ended June 30, 2010 as compared to the corresponding period of 2009. The depreciation of the U.S. Dollar against most foreign currencies increased general and administrative expense by $575,000 as compared to the corresponding period of 2009. Approximately 57% of general and administrative expenses are denominated in non-U.S. Dollars, primarily the Euro, and of that amount a majority of these expenses related to rent and compensation expense in the six months June 30, 2010, as compared to the six months ended June 30, 2009. This increase was offset by $330,000 reduced expenses as the result of cost saving initiatives implemented during 2009 and the first six months of 2010, primarily employee compensation and benefits, and lower stock-based compensation expense. As a percentage of revenue, general and administrative expenses decreased to 18.3% for the six months ended June 30, 2010, as compared to 20.0%, for the same period of the prior year. This decrease is primarily associated with the $19.2 million increase in revenue for the six months ended June 30, 2010, as compared to the corresponding period of the prior year and the result of the cost saving initiatives implemented during 2009 and the first six months of 2010.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total research and development expense	$952,000	$1,096,000	$1,710,000	$2,281,000
Decrease from prior year	144,000		571,000
Percentage of revenue	0.9%	1.1%	0.8%	1.2%

Research and development expenses decreased $144,000 and $571,000 for the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods of 2009. The decrease in research and development expenses is primarily the result of an increase in the internal and external capitalized costs for the development of the Company’s web-based hosted language management technology platform and new software-as-a-service offering.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total depreciation and amortization expense	$1,175,000	$1,154,000	$2,305,000	$2,295,000
Increase from prior year	21,000		10,000
Percentage of revenue	1.1%	1.2%	1.1%	1.2%

Depreciation and amortization expense remained flat at $1.2 million and $2.3 million for the three and six-month periods ended June 30, 2010, respectively, as compared to the same period of the prior year.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months ended June 30, 2010 and 2009 of $1.2 million and $1.4 million, respectively, and for the six months ended June 30, 2010 and 2009 of $2.4 million and $2.8 million, respectively, relates solely to the amortization of identifiable intangible assets acquired from BGS in 2005.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the quarter ended June 30, 2010 of $326,000 decreased $184,000 from $510,000 for the quarter ended June 30, 2009. The decrease reflects the impact of an approximately $16.9 million lower average borrowings during the quarter, year-over-year, coupled with lower interest rates. Interest expense for the six months ended June 30, 2010 of $667,000 decreased $424,000 from $1.1 million for the six months ended June 30, 2009. The decrease reflects the impact of an approximately $23.9 million lower average borrowings during the six month period year-over-year coupled with lower interest rates.

Other (Income) Expense, Net. Other (income) expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $731,000 and $457,000 in other income, net, in the three and six months ended June 30, 2010, respectively, as compared to $720,000 and $725,000 in other expense, net, in the corresponding periods of the prior year. The variations are primarily attributable to net realized and unrealized foreign currency gains of $911,000 and $910,000 on forward contracts recorded in the three and six-month periods ended June 30, 2010, respectively, in addition to the variances among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year.

Provision for Income Taxes. The following table shows the provision for income taxes expense in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total provision for income taxes	$905,000	$624,000	$1,613,000	$1,208,000
Increase from prior year	281,000		405,000
Percentage of revenue	0.9%	0.6%	0.8%	0.7%

The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions, interest and penalties associated with uncertain tax positions, and a deferred tax benefit for the reduction of deferred tax liabilities related to the intangible assets from the BGS acquisition. The tax provision increased $281,000 to $905,000 for the quarter ended June 30, 2010 from $624,000 in the corresponding quarter of the prior year and $405,000 to $1.6 million for the six months ended June 30, 2010 from $1.2 million in the corresponding period of the prior year. These increases are primarily due to higher foreign profits which are subject to tax by the foreign jurisdictions due to treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model.

Liquidity and Capital Resources

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended in 2007 and 2009 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors. The Credit Agreement provides for a five-year $100.0 million revolving credit facility. At June 30, 2010, $24.7 million was outstanding with an interest rate of 1.6%.

The following table shows cash and cash equivalents and working capital at June 30, 2010 and at December 31, 2009:

	June 30, 2010	December 31, 2009
Cash and cash equivalents	$28,852,000	$27,432,000
Working capital	41,161,000	36,182,000

Lionbridge’s working capital increased $5.0 million to $41.2 million at June 30, 2010, as compared to $36.2 million at December 31, 2009; accounts receivable and unbilled receivables totaled $74.2 million, an increase of $1.5 million as compared to December 31, 2009; and other current assets increased by $1.7 million as compared to December 31, 2009. Current liabilities totaled $71.9 million at June 30, 2010, a decrease of $401,000 from December 31, 2009.

The following table shows the net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the six months ended June 30, 2010 and 2009, respectively:

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$9,160,000	$10,202,000
Net cash used in investing activities	(5,891,000)	(1,163,000)
Net cash provided by (used in) financing activities	193,000	(19,088,000)

Net cash provided by operating activities was $9.2 million for the six months ended June 30, 2010, as compared to $10.2 million for the corresponding period of the prior year. The $9.2 million cash provided by operating activities was due to net income of $5.0 million (inclusive of $6.3 million in depreciation, amortization, stock-based compensation and other non-cash expenses), a $5.6 million net increase in accounts receivable and unbilled receivables, a $2.0 million increase in other operating assets, a $6.6 million increase in accounts payable, accrued expenses and other operating liabilities, and a $1.1 million decrease in deferred revenue.

In the six months ended June 30, 2009, net cash provided by operating activities was $10.2 million. Cash provided by operating activities was due to a net loss of $5.3 million (inclusive of $7.0 million in depreciation, amortization, stock-based compensation and other non-cash expenses), a $12.3 million net decrease in accounts receivable and unbilled receivables, reflecting improved cash management in the six-month period ended June 30, 2009 as compared to the corresponding period of 2008, a $893,000 decrease in other operating assets, a $2.2 million decrease in accounts payable, accrued expenses and other operating liabilities, and a $2.4 million decrease in deferred revenue. Lionbridge has not experienced any significant trends in accounts receivable and unbilled receivables other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities increased $4.7 million to $5.9 million for the six months ended June 30, 2010, as compared to $1.2 million for the corresponding period of the prior year. The primary investing activity in the six months ended June 30, 2010 was for the purchase of property and equipment.

In the six months ended June 30, 2009, net cash used in investing activities was $1.2 million, primarily for the purchase of property and equipment.

Net cash provided by financing activities for the three months ended June 30, 2010 was $193,000, an increase of $19.3 million as compared to $19.1 million of net cash used in financing activities for the corresponding period of 2009. Cash provided by financing activities consisted of $198,000 of proceeds from the issuance of common stock under option plans and $5,000 for payments of capital lease obligations.

In the six months ended June 30, 2009, net cash used in financing activities was $19.1 million. Cash used in financing activities consisted of $19.0 million of payments of long-term debt, $3.5 million of payments of short-term debt, $88,000 for payments of capital lease obligations and $3.5 million of proceeds from the issuance of short-term debt.

On May 5, 2010, Lionbridge filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (SEC File No. 333-166529), covering the registration of debt and equity securities (the “Securities”), in an aggregate amount of $100.0 million. The registration statement was declared effective by the Commission on May 13, 2010. The Company may offer these Securities from time to time in amounts, at prices and on terms to be determined at the time of sale. The Company believes that with this Registration Statement, it has additional financing flexibility to meet potential future funding requirements and the ability to take advantage of potentially attractive capital market conditions.

Lionbridge anticipates that its present cash and short-term investments position and available financing should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future.

Contractual Obligations

As of June 30, 2010, there were no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Tax provisions during the six months ended June 30, 2010, primarily related to taxes and accrued interest, have increased the balance of unrecognized tax benefits by $376,000 to $8.2 million.

Approximately $2.2 million of this balance is related to tax liabilities accruing on or prior to the acquisition of BGS on September 1, 2005. Bowne & Co., Inc. has agreed to indemnify Lionbridge for these amounts. The Company believes that it is reasonably possible that approximately $634,000 of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, “Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), that amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy. These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the provisions of ASU 2010-06 and the provisions of ASU 2010-06 and the adoption of these provisions does not have a material impact on its consolidated financial statements.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of June 30, 2010, $24.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $39,000 impact on the Company’s interest expense based on the $24.7 million outstanding at June 30, 2010 with an interest rate of 1.6%. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2008, the notional amount decreased to $15.0 million and on July 31, 2009, the notional amount decreased to $10.0 million. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. The fair value of the interest rate derivative was a liability of $41,000 at June 30, 2010. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the derivative’s fair value. The interest rate swap is designated as a cash flow hedge under ASC 815 and there is no hedge ineffectiveness at June 30, 2010. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits and investments in money market funds that have maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, 65% and 66% of its costs and expenses for the three-month periods ended June 30, 2010 and 2009, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 16% and 13% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of June 30, 2010 and December 31, 2009, respectively, while 10% and 10% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of June 30, 2010 and December 31, 2009, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $40.3 million and $34.0 million as of June 30, 2010 and December 31, 2009, respectively. The principal foreign currency applicable to our business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash and cash equivalents, accounts receivable and accounts payable) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments, principally foreign exchange forward contracts. These foreign exchange forward contracts do not qualify for hedge accounting under the ASC 815 guidance. The Company had forward contracts outstanding in the notional amount of $7.6 million at June 30, 2010 and recorded a net of $911,000 in assets to recognize the fair value of these forward contracts. A 10% appreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the forward contracts’ fair value by approximately $91,000 at June 30, 2010. A 10% depreciation in the U.S. dollar’s value relative to the hedge currencies would increase the forward contract’s fair value by approximately $91,000. Any increase or decrease in the fair value of the Company’s currency exchange rate sensitive forward contracts would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset or liability.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Several appeals have been filed objecting to the definition of the settlement class and fairness of the settlement, and those appeals remain pending. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

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

During the quarter ended June 30, 2010, the Company withheld 67,236 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
May 1, 2010 – May 31, 2010	66,761	$5.31
June 1, 2010 – June 30, 2010	475	$5.21

Total	67,236	$5.31

In addition, upon the termination of employees during the quarter ended June 30, 2010, 1,000 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended June 30, 2010:

Period	Total Number of Shares Forfeited
April 1, 2010 – April 30, 2010	1,000

Item 6.	Exhibits

(a)	Exhibits.

10.1 *	Lease dated as of April 26, 2010 between ADF Properties, L.L.C. and Lionbridge Technologies, Inc.

10.2*	Lease dated as of May 12, 2010 between and Promociones Inmobiliaries Capital 7, S.L. and Lionbridge Espana, S.L.

10.3*	Lease dated as of May 31, 2010 between Beijing Tongshun Real Estate Development Co., Ltd and Beijing Lionbridge Global Solutions Technologies, Inc.

10.4 *	Lease dated as of June 22, 2010 between Dominion Corporate Trustees Limited and Dominion Trust Limited and Lionbridge (UK) Limited.

10.5	Form of Long-Term Performance Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (file No. 000-26933) filed on June 18, 2010, as amended, and incorporated herein by reference).

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ DONALD M. MUIR
Donald M. Muir Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 6, 2010

Exhibit Index

Exhibit Number	Description
10.1 *	Lease dated as of April 26, 2010 between ADF Properties, L.L.C. and Lionbridge Technologies, Inc.

10.2 *	Lease dated as of May 12, 2010 between Promociones Inmobiliaries Capital 7, S.L. and Lionbridge Espana, S.L.

10.3 *	Lease dated as of May 31, 2010 between Beijing Tongshun Real Estate Development Co., Ltd and Beijing Lionbridge Global Solutions Technologies, Inc.

10.4 *	Lease dated as of June 22, 2010 between and Dominion Corporate Trustees Limited and Dominion Trust Limited and Lionbridge (UK) Limited.

10.5	Form of Long-Term Performance Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (file No. 000-26933) filed on June 18, 2010, as amended, and incorporated herein by reference).

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.