Form 10-Q
period 2010-09-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2010-11-08
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2010 was 59,921,947.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,450	$27,432
Accounts receivable, net of allowance of $500 at September 30, 2010 and December 31, 2009	52,580	55,501
Unbilled receivables	21,320	17,246
Other current assets	10,034	8,290

Total current assets	113,384	108,469
Property and equipment, net	16,612	12,681
Goodwill	9,675	9,675
Other intangible assets, net	10,811	14,480
Other assets	7,639	7,414

Total assets	$158,121	$152,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,107	$20,831
Accrued compensation and benefits	19,160	16,524
Accrued outsourcing	10,784	9,539
Accrued merger and restructuring	3,727	1,773
Income taxes payable	—	1,421
Accrued expenses and other current liabilities	11,120	10,715
Deferred revenue	8,735	11,484

Total current liabilities	71,633	72,287

Long-term debt	24,700	24,700
Deferred income taxes, long-term	643	643
Other long-term liabilities	15,023	14,060
Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 59,921,515 and 58,192,394 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	600	582
Additional paid-in capital	261,169	258,449
Accumulated deficit	(234,152)	(235,414)
Accumulated other comprehensive income	18,505	17,412

Total stockholders’ equity	46,122	41,029

Total liabilities and stockholders’ equity	$158,121	$152,719

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$99,221	$97,822	$304,873	$284,253
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	67,564	67,384	206,152	194,260
Sales and marketing	8,190	6,921	22,623	21,636
General and administrative	18,032	17,909	55,522	55,154
Research and development	1,021	919	2,731	3,200
Depreciation and amortization	1,266	1,155	3,571	3,450
Amortization of acquisition-related intangible assets	1,223	1,380	3,669	4,140
Merger, restructuring and other charges	4,026	1,340	5,881	3,978

Total operating expenses	101,322	97,008	300,149	285,818

Income (loss) from operations	(2,101)	814	4,724	(1,565)
Interest expense:
Interest on outstanding debt	191	426	770	1,428
Amortization of deferred financing costs and discount on debt	199	44	287	133
Interest income	30	19	63	98
Other expense, net	1,607	2,990	1,150	3,715

Income (loss) before income taxes	(4,068)	(2,627)	2,580	(6,743)
Provision for (benefit from) income taxes	(295)	(1,612)	1,318	(404)

Net income (loss)	$(3,773)	$(1,015)	$1,262	$(6,339)

Net income (loss) per share of common stock:
Basic	$(0.07)	$(0.02)	$0.02	$(0.11)
Diluted	$(0.07)	$(0.02)	$0.02	$(0.11)
Weighted average number of common shares outstanding:
Basic	56,814	56,099	56,606	55,993
Diluted	56,814	56,099	59,240	55,993

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,262	$(6,339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	2,964	2,779
Amortization of deferred financing charges	287	133
Depreciation and amortization	3,571	3,450
Amortization of acquisition-related intangible assets	3,669	4,140
Non-cash merger, restructuring and other charges	331	—
Deferred income taxes	—	(500)
Net realized and unrealized foreign currency gains on forward contracts	(523)	—
Other	83	39
Changes in operating assets and liabilities:
Accounts receivable	2,049	14,891
Unbilled receivables	(4,169)	(1,252)
Other current assets	(1,851)	693
Other assets	(501)	722
Accounts payable	(991)	(425)
Income tax payable	(1,426)	(1,272)
Accrued compensation and benefits	2,335	(2,509)
Accrued outsourcing	1,389	1,864
Accrued merger and restructuring	2,039	(11)
Accrued expenses and other liabilities	2,042	(2,906)
Deferred revenue	(2,600)	(2,489)

Net cash provided by operating activities	9,960	11,008

Cash flows from investing activities:
Purchases of property and equipment	(8,151)	(1,864)
Proceeds from forward contracts	527	—
Proceeds from sale of property and equipment	—	2

Net cash used in investing activities	(7,624)	(1,862)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	3,500
Payments of short-term debt	—	(3,500)
Payments of long-term debt	—	(24,000)
Proceeds from issuance of common stock under stock option plans	348	3
Payments of capital lease obligations	(8)	(126)

Net cash provided by (used in) financing activities	340	(24,123)

Net increase (decrease) in cash and cash equivalents	2,676	(14,977)
Effects of exchange rate changes on cash and cash equivalents	(658)	1,169
Cash and cash equivalents at beginning of period	27,432	37,978

Cash and cash equivalents at end of period	$29,450	$24,170

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Stock Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. On May 1, 2009, the stockholders of the Company approved an amendment to the 2005 Plan increasing the maximum number of shares of common stock available for issuance under the 2005 Plan by 4,500,000 shares to 8,500,000 shares. At September 30, 2010, there were 1,860,397 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight-line basis over the option vesting period.

Lionbridge’s 1998 Stock Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. At September 30, 2010 there were no options available for future grant under the 1998 Plan. Options to purchase common stock under the 1998 Plan had been granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 1998 Plan vested over a four-year period: 25% of the option shares vested one year from the date of grant and the remaining option shares vested at the rate of 12.5% each six month period thereafter. Stock options granted under the 1998 Plan generally expire ten years (five years in certain cases) from the date of grant. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Awards

Lionbridge issued 1,968,500 and 79,511 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2005 Stock Incentive Plan, during the nine-month period ended September 30, 2010 with a fair market value of $6.1 million. Of the total 2,048,011 shares of restricted common stock and restricted stock units issued in the nine-month period ended September 30, 2010, 1,179,500 have restrictions on disposition which lapse over four years from the date of grant, 26,511 have restrictions on disposition which lapse over thirteen months from the date of grant, and 842,000 restricted shares were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance based stock incentive awards under the Corporation’s 2005 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two or three calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Stock-based Compensation

The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $970,000 and $696,000 for the three-month periods ended September 30, 2010 and 2009, respectively, and $3.0 million and $2.8 million for the nine-month periods ended September 30, 2010 and 2009, respectively, classified in the statement of operations line items as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$23,000	$20,000	$62,000	$66,000
Sales and marketing	181,000	108,000	495,000	417,000
General and administrative	741,000	542,000	2,333,000	2,202,000
Research and development	25,000	26,000	74,000	94,000

Total stock-based compensation expense	$970,000	$696,000	$2,964,000	$2,779,000

As of September 30, 2010, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $983,000 and will be recognized over an estimated weighted average period of approximately 2.2 years. Lionbridge currently expects to amortize $6.0 million of unamortized compensation in connection with restricted stock awards outstanding as of September 30, 2010 over an estimated weighted average period of approximately 2.4 years.

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

4. DEBT

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended in 2007 and 2009 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors and again on September 30, 2010 (the “amended Credit Amendment”) to extend the term for an additional four years to 2014. The amended Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.75% - 2.50%, depending on certain conditions. In September 2010, the Company recognized $155,000 of accelerated deferred financing costs associated with the amended Credit Agreement as interest expense. At September 30, 2010, $24.7 million was outstanding with an interest rate of 2.3%. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid or payable and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of September 30, 2010.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net income (loss), the net change in the funded status of defined benefit postretirement plans, unrealized gains and losses on a cash flow hedge and the net change in foreign currency translation adjustment. Total comprehensive loss was $1.3 million for the three-month period ended September 30, 2010 and total comprehensive income was $950,000 for the three-month period ended September 30, 2009. Total comprehensive income was $2.4 million for the nine-month period ended September 30, 2010 and total comprehensive loss for the nine-month period ended September 30, 2009 was $4.0 million.

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

Shares used in calculating basic and diluted earnings per share for the three and nine-month periods ended September 30, 2010 and 2009, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average number of shares of common stock outstanding—basic	56,814,000	56,099,000	56,606,000	55,993,000
Dilutive common stock equivalents relating to options and restricted stock	—	—	2,634,000	—

Weighted average number of shares of common stock outstanding—diluted	56,814,000	56,099,000	59,240,000	55,993,000

Options and unvested restricted stock to purchase 8,566,000 and 7,784,000 shares of common stock for the three-month periods ended September 30, 2010 and 2009, respectively, and 3,273,000 and 7,236,000 for the nine-month periods ended September 30, 2010 and 2009, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

7. MERGER, RESTRUCTURING AND OTHER CHARGES

During the nine-month period ended September 30, 2010 Lionbridge recorded $5.9 million of restructuring and other charges, $4.0 million of which was recorded in the third quarter of 2010. The $5.9 million of restructuring and other charges recorded in the nine-month period ended September 30, 2010 included $4.0 million for workforce reductions in Europe, the United States and Asia consisting of 65 technical staff, 1 administrative staff and 1 sales staff, $654,000 recorded for vacated facilities and associated site closure costs, $895,000 of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions and $331,000 for the accelerated amortization of long-lived assets in connection with vacated facilities, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. Of these charges, $5.7 million related to the Company’s Global Language and Content (“GLC”) segment and $171,000 related to the Global Development and Testing (“GDT”) segment. The Company made $3.1 million of cash payments in the nine-month period ended September 30, 2010 with $3.1 million and $81,000 related to the GLC and GDT segments, respectively.

During the nine-month period ended September 30, 2009 Lionbridge recorded $4.0 million of restructuring and other charges. The $4.0 million recorded in the nine-month period ended September 30, 2009 included $3.3 million for workforce reductions in Europe, the United States and Asia consisting of 171 technical staff, 24 administrative staff and 14 sales staff and $664,000 recorded for vacated facilities, recorded pursuant to the guidance of ASC 420 and related literature. Of these charges, $3.6 million related to the Company’s GLC segment, $280,000 related to the GDT segment, $32,000 related to Corporate and Other and $20,000 related to the Interpretation segment. The Company made $3.1 million of cash payments in the nine-month period ended September 30, 2009, with $2.7 million, $274,000, $20,000 and $32,000 related to the GLC, GDT, Interpretation and Corporate and Other segments, respectively.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the accrual activity (excluding the $331,000 long-lived asset accelerated amortization in the nine-month period ended September 30, 2010) for the nine months ended September 30, 2010 and 2009, respectively, by initiative:

	2010	2009
Beginning balance, January 1	$3,261,000	$933,000
Employee severance:
Merger and restructuring charges recorded	4,001,000	3,290,000
Cash payments related to liabilities recorded on exit or disposal activities	(2,236,000)	(2,427,000)

	1,765,000	863,000

Vacated facility/Lease termination:
Merger and restructuring charges recorded	1,482,000	664,000
Cash payments related to liabilities assumed and recorded on business combinations	(65,000)	(182,000)
Cash payments related to liabilities recorded on exit or disposal activities	(833,000)	(450,000)

	584,000	32,000

Ending balance, September 30	$5,610,000	$1,828,000

At September 30, 2010, the Company’s consolidated balance sheet includes accruals totaling $5.6 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $3.8 million of these will be fully paid within twelve months. The remaining $1.8 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

8. INCOME TAXES

The provisions for income taxes for the three-month periods ended September 30, 2010 and 2009 were $(295,000) and $(1.6) million, respectively. The provisions for income taxes for the nine-month periods ended September 30, 2010 and 2009 were $1.3 million and $(404,000), respectively.

The tax provisions for the three and nine-month periods ended September 30, 2010 consisted primarily of taxes on income in foreign jurisdictions, a deferred tax benefit related to the recognition of deferred tax assets and reduction in deferred tax liabilities in certain foreign jurisdictions, and taxes, interest and penalties recorded in relation to the Company’s uncertain tax positions.

The tax provision for the three and nine-month periods ended September 30, 2009 consists primarily of taxes on income in foreign jurisdictions, deferred tax benefits of $(278,000) and $(500,000), respectively, related to the recognition of deferred tax assets in certain foreign jurisdictions and taxes, interest and penalties recorded in relation to the Company’s uncertain tax positions. Also, during the three and nine-month periods ended September 30, 2009, Lionbridge recorded the following: foreign tax benefit and expense of $(233,000) and $656,000, respectively, net of related reserves, due to assessments made by local tax authorities or changes in estimate; foreign tax benefits of $(210,000) and $(456,000), respectively, related to the release of reserves for uncertain tax positions due to the lapse of the statute of limitation and a refund received for tax filings; and a benefit for the release of indemnified reserves for uncertain tax positions related to the Bowne Global Solutions (“BGS”) acquisition of $(1.2) million. A corresponding $1.2 million other expense has been recorded for the reduction of the related indemnification receivable.

The balance of unrecognized tax benefits at September 30, 2010, not including interest and penalties, was $6.1 million, which, if recognized, would affect the effective income tax rate in future periods. Lionbridge also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At September 30, 2010, Lionbridge had approximately $2.1 million of interest and penalties accrued related to unrecognized tax benefits.

In connection with the Company’s 2005 acquisition of BGS, Bowne & Co., Inc. (“Bowne”) agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. At September 30, 2010 $1.5 million of the gross unrecognized tax benefits and $523,000 of the accrued interest and penalties related to the acquisition of BGS are subject to indemnification. The Company believes that it is reasonably possible that approximately $552,000 of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At September 30, 2010, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely.

At September 30, 2010, Lionbridge’s Indian subsidiary has a tax holiday granted by the Indian government and is exempt from corporate income tax on its operating profits. This tax holiday expires at the end of the Indian subsidiary’s March 31, 2011 tax year.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below presents information about the reported net income (loss) of the Company for the three and nine-month periods ended September 30, 2010 and 2009. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
Three Months Ended September 30, 2010
External revenue	$69,479,000	$25,105,000	$4,637,000	$—	$99,221,000
Cost of revenue (exclusive of depreciation and amortization)	46,598,000	17,004,000	3,962,000	—	67,564,000
Depreciation and amortization	900,000	204,000	33,000	1,352,000	2,489,000
Other operating expenses	18,097,000	3,261,000	575,000	—	21,933,000

Segment contribution	3,884,000	4,636,000	67,000	(1,352,000)	7,235,000
Interest expense and other unallocated items	—	—	—	(11,303,000)	(11,303,000)

Income (loss) before income taxes	3,884,000	4,636,000	67,000	(12,655,000)	(4,068,000)
Benefit from income taxes	—	—	—	295,000	295,000

Net income (loss)	3,884,000	4,636,000	67,000	(12,360,000)	(3,773,000)

Three Months Ended September 30, 2009
External revenue	$71,033,000	$21,532,000	$5,257,000	$—	$97,822,000
Cost of revenue (exclusive of depreciation and amortization)	48,838,000	13,969,000	4,577,000	—	67,384,000
Depreciation and amortization	758,000	246,000	36,000	1,495,000	2,535,000
Other operating expenses	17,315,000	2,684,000	592,000	—	20,591,000

Segment contribution	4,122,000	4,633,000	52,000	(1,495,000)	7,312,000
Interest expense and other unallocated items	—	—	—	(9,939,000)	(9,939,000)

Income (loss) before income taxes	4,122,000	4,633,000	52,000	(11,434,000)	(2,627,000)
Benefit from income taxes	—	—	—	1,612,000	1,612,000

Net income (loss)	4,122,000	4,633,000	52,000	(9,822,000)	(1,015,000)

Nine Months Ended September 30, 2010
External revenue	$217,219,000	$73,033,000	$14,621,000	$—	$304,873,000
Cost of revenue (exclusive of depreciation and amortization)	144,912,000	48,534,000	12,706,000	—	206,152,000
Depreciation and amortization	2,462,000	667,000	102,000	4,009,000	7,240,000
Other operating expenses	53,712,000	8,963,000	1,689,000	—	64,364,000

Segment contribution	16,133,000	14,869,000	124,000	(4,009,000)	27,117,000
Interest expense and other unallocated items	—	—	—	(24,537,000)	(24,537,000)

Income (loss) before income taxes	16,133,000	14,869,000	124,000	(28,546,000)	2,580,000
Provision for income taxes	—	—	—	(1,318,000)	(1,318,000)

Net income (loss)	16,133,000	14,869,000	124,000	(29,864,000)	1,262,000

Nine Months Ended September 30, 2009
External revenue	$204,129,000	$61,968,000	$18,156,000	$—	$284,253,000
Cost of revenue (exclusive of depreciation and amortization)	139,647,000	40,560,000	14,053,000	—	194,260,000
Depreciation and amortization	2,214,000	749,000	108,000	4,519,000	7,590,000
Other operating expenses	52,591,000	9,315,000	2,019,000	—	63,925,000

Segment contribution	9,677,000	11,344,000	1,976,000	(4,519,000)	18,478,000
Interest expense and other unallocated items	—	—	—	(25,221,000)	(25,221,000)

Income (loss) before income taxes	9,677,000	11,344,000	1,976,000	(29,740,000)	(6,743,000)
Benefit from income taxes	—	—	—	404,000	404,000

Net income (loss)	9,677,000	11,344,000	1,976,000	(29,336,000)	(6,339,000)

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2009, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for the year ended December 31, 2009. At September 30, 2010, the balance of goodwill was $9.7 million and related solely to the Company’s GDT segment.

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

Other intangible assets arose from the acquisition of BGS and consist of the following, which are being amortized on a straight-line basis over the following estimated useful lives, except for the BGS customer relationships, of which a portion is being amortized using an economic consumption method:

Estimated Useful Life
BGS:
Customer relationships	3 to 12 years
Customer contracts	3 to 5 years

The following table summarizes other intangible assets at September 30, 2010 and December 31, 2009, respectively.

	September 30, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$21,705,000	$10,295,000	$32,000,000	$19,583,000	$12,417,000
BGS acquired customer contracts	14,000,000	13,484,000	516,000	14,000,000	11,937,000	2,063,000

	$46,000,000	$35,189,000	$10,811,000	$46,000,000	$31,520,000	$14,480,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at September 30, 2010 in the fiscal periods as follows:

Year ending December 31,
2010	$1,224,000
2011	2,332,000
2012	1,921,000
2013	1,583,000
2014	1,304,000
Thereafter	2,447,000

$10,811,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement, five of which have been dismissed with prejudice. Appeal briefs have been filed by the remaining objector groups, and briefs in opposition to those appeals are currently due December 17, 2010. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities are an interest rate swap and foreign exchange forward contracts whose fair value were determined using pricing models predicated upon observable market spot and forward rates. The interest rate swap is designated as a cash flow hedge under the guidance of ASC 815, “Derivatives and Hedging” (“ASC 815”) and changes in the fair value are recorded to other comprehensive income. On July 31, 2010, the Company’s interest rate swap matured. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings as other (income) expense. The Company does not have any foreign exchange forward contracts outstanding at September 30, 2010.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge does not have any financial assets and liabilities as of September 30, 2010 designated as Level 3.

The following tables set forth the financial assets and liabilities as December 31, 2009 that Lionbridge measured at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Lionbridge does not have any financial assets or liabilities (including money market accounts and interest rate swaps) as of September 30, 2010 which would require fair value measurement under the guidance of ASC 820.

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

Lionbridge’s Interpretation business pertains to the Company’s interpretation services for government organizations and businesses that require human interpreters for non-English speaking individuals.

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

During 2009, the Company commenced the commercialization of its language technologies by offering these technologies to subscribers on a Software-as-a-Service (SaaS)-based language technology platform. As part of this initiative, the Company re-architected its internal Logoport® translation memory technology into a secure, multi-tenant platform that can be purchased and used over the Web by individual translators and agencies in over 100 countries. In April 2010, the Company announced general availability of this technology as Translation Workspace™, Lionbridge’s Cloud-based translation memory capability and Software-as-a-Service (SaaS)-based language technology platform, through GeoWorkz.com, Lionbridge’s eCommerce platform.

Also in April 2010, the Company announced a partnership agreement with IBM to accelerate development and commercialization of automated machine translation technology that instantly translates content and communications into multiple languages. As part of the Company’s agreement with IBM, Lionbridge has become the sole provider of Software-as-a-Service (SaaS)-based, text-to-text language automation solutions to commercial clients based on IBM’s Real Time Translation Service (RTTS) technology and Translation Workspace. The Company expects that, by making Translation Workspace generally available to customers and by developing and commercializing customizable real-time automated translation technology, it can expand the Company’s market opportunities while bringing innovative technology solutions to new markets.

For the nine-month period ended September 30, 2010, Lionbridge’s income from operations was $4.7 million, with a net income of $1.3 million. For the year ended December 31, 2009, the Company’s income from operations was $1.4 million with a net loss of $4.0 million. As of September 30, 2010, the Company had an accumulated deficit of $234.2 million.

During the first nine months of 2010, certain customers resumed previously delayed or postponed projects, although other customers continued to delay previously scheduled projects. In addition, in many cases, projects were resumed with reduced scope. Customers continue to enter into new engagements cautiously and conservatively, likely due to uncertain economic conditions and their internal cost-containment directives.

The Company has benefitted from long-term, recurring relationships with its large clients. More than 80% of the Company’s total revenue is generated from clients that have utilized the Company’s services every quarter for 12 consecutive quarters or longer. Historically, the Company’s quarterly results have been impacted by the timing of product release cycles of its customers, particularly from customers in the technology sector. The Company expects that it will continue to generate and increase revenue from its long term customers and that demand for the Company’s services from new customers may continue to stabilize and possibly strengthen in 2011, although the timing and scope of engagements may vary.

Certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro and other currencies, as a large portion of its cost of revenue and general and administrative expenses are payable in Euros and other currencies, while the majority of its revenues are recorded in U.S. Dollars. During the quarter ended September 30, 2010, the value of the U.S. Dollar relative to the Euro strengthened by 9.3% from the quarter ended September 30, 2009. This strengthening had an unfavorable foreign currency impact on revenue for the quarter ended September 30, 2010, particularly in the GLC segment. In addition, the Company’s operating income and net income for the quarter ended September 30, 2010 were favorably impacted by foreign currency translation due to the strengthening of the U.S. Dollar relative to the Euro and certain other currencies. This favorable impact was partially offset by the weakening of the U.S. Dollar against other currencies, in particular the Rupee and Yen. For the nine months ended September 30, 2010, the value of the U.S. Dollar relative to the Euro strengthened by 3.6% from the nine months ended September 30, 2009. This strengthening relative to the Euro was more than offset by weakening in the U.S. Dollar against other currencies, in particular the Rupee and Yen. This resulted in an unfavorable foreign currency impact on revenue for the nine months ended September 30, 2010, particularly in the GLC segment. The Company’s operating income and net income for the nine-month period ended September 30, 2010 were negatively impacted by weakening in the U.S. Dollar against most currencies partially offset by strengthening of the U.S. Dollar relative to the Euro when compared to the corresponding period of 2009.

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

Lionbridge records revenue from the provision of services to customers for GLC, GDT and Interpretation services which include content development, product and content globalization, interpretation, software and hardware testing, product certification and application development and maintenance.

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

Merger, Restructuring and Other Charges

During the nine-month period ended September 30, 2010 Lionbridge recorded $5.9 million of restructuring and other charges $4.0 million of which was recorded in the third quarter of 2010. The $5.9 million of restructuring and other charges recorded in the nine-month period ended September 30, 2010 included $4.0 million for workforce reductions in Europe, the United States and Asia consisting of 65 technical staff, 1 administrative staff and 1 sales staff, $654,000 recorded for vacated facilities and associated site closure costs, $895,000 of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions and $331,000 for the accelerated amortization of long-lived assets in connection with vacated facilities, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. Of these charges, $5.7 million related to the Company’s Global Language and Content (“GLC”) segment and $171,000 related to the Global Development and Testing (“GDT”) segment. The Company made $3.1 million of cash payments in the nine-month period ended September 30, 2010 with $3.1 million and $81,000 related to the GLC and GDT segments, respectively.

During the nine-month period ended September 30, 2009 Lionbridge recorded $4.0 million of restructuring and other charges. The $4.0 million recorded in the nine-month period ended September 30, 2009 included $3.3 million for workforce reductions in Europe, the United States and Asia consisting of 171 technical staff, 24 administrative staff and 14 sales staff and $664,000 recorded for vacated facilities, recorded pursuant to the guidance of ASC 420 and related literature. Of these charges, $3.6 million related to the Company’s GLC segment, $280,000 related to the GDT segment, $32,000 related to Corporate and Other and $20,000 related to the Interpretation segment. The Company made $3.1 million of cash payments in the nine-month period ended September 30, 2009, with $2.7 million, $274,000, $20,000 and $32,000 related to the GLC, GDT, Interpretation and Corporate and Other segments, respectively.

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Stock Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. On May 1, 2009, the stockholders of the Company approved an amendment to the 2005 Plan increasing the maximum number of shares of common stock available for issuance under the 2005 Plan by 4,500,000 shares to 8,500,000 shares. At September 30, 2010, there were 1,860,397 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight-line basis over the option vesting period.

Lionbridge’s 1998 Stock Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. At September 30, 2010 there were no options available for future grant under the 1998 Plan. Options to purchase common stock under the 1998 Plan had been granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 1998 Plan vested over a four-year period: 25% of the option shares vested one year from the date of grant and the remaining option shares vested at the rate of 12.5% each six month period thereafter. Stock options granted under the 1998 Plan generally expire ten years (five years in certain cases) from the date of grant. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Restricted Stock Awards

Lionbridge issued 1,968,500 and 79,511 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2005 Stock Incentive Plan, during the nine-month period ended September 30, 2010 with a fair market value of $6.1 million. Of the total 2,048,011 shares of restricted common stock and restricted stock units issued in the nine-month period ended September 30, 2010, 1,179,500 have restrictions on disposition which lapse over four years from the date of grant, 26,511 have restrictions on disposition which lapse over thirteen months from the date of grant, and 842,000 restricted shares were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance based stock incentive awards under the Corporation’s 2005 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two or three calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Stock-based Compensation

The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $970,000 and $696,000 for the three-month periods ended September 30, 2010 and 2009, respectively, and $3.0 million and $2.8 million for the nine-month periods ended September 30, 2010 and 2009, respectively, classified in the statement of operations line items as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$23,000	$20,000	$62,000	$66,000
Sales and marketing	181,000	108,000	495,000	417,000
General and administrative	741,000	542,000	2,333,000	2,202,000
Research and development	25,000	26,000	74,000	94,000

Total stock-based compensation expense	$970,000	$696,000	$2,964,000	$2,779,000

As of September 30, 2010, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $983,000 and will be recognized over an estimated weighted average period of approximately 2.2 years. Lionbridge currently expects to amortize $6.0 million of unamortized compensation in connection with restricted stock awards outstanding as of September 30, 2010 over an estimated weighted average period of approximately 2.4 years.

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	68.1	68.9	67.6	68.3
Sales and marketing	8.3	7.1	7.4	7.6
General and administrative	18.1	18.3	18.2	19.4
Research and development	1.0	0.9	0.9	1.2
Depreciation and amortization	1.3	1.2	1.2	1.2
Amortization of acquisition-related intangible assets	1.2	1.4	1.2	1.5
Merger, restructuring and other charges	4.1	1.4	1.9	1.4

Total operating expenses	102.1	99.2	98.4	100.6

Income (loss) from operations	(2.1)	0.8	1.6	(0.6)
Interest expense:
Interest on outstanding debt	0.2	0.4	0.3	0.5
Amortization of deferred financing costs	0.2	—	0.1	—
Interest income	—	—	—	—
Other expense, net	1.6	3.1	0.4	1.3

Income (loss) before income taxes	(4.1)	(2.7)	0.8	(2.4)
Provision for (benefit from) income taxes	(0.3)	(1.7)	0.4	(0.2)

Net income (loss)	(3.8)%	(1.0)%	0.4%	(2.2)%

Revenue. The following table shows GLC, GDT, and Interpretation revenues in dollars and as a percentage of total revenue for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
GLC	$69,479,000	70%	$71,033,000	73%	$217,219,000	71%	$204,129,000	72%
GDT	25,105,000	25%	21,532,000	22%	73,033,000	24%	61,968,000	22%
Interpretation	4,637,000	5%	5,257,000	5%	14,621,000	5%	18,156,000	6%

Total revenue	$99,221,000	100%	$97,822,000	100%	$304,873,000	100%	$284,253,000	100%

Revenue for the quarter ended September 30, 2010 was $99.2 million, an increase of $1.4 million, or 1.4%, from $97.8 million for the quarter ended September 30, 2009. This period-over-period increase in total revenue was primarily due to approximately $4.3 million of organic growth, partially offset by decreased revenue of $2.9 million as a result of the U.S. Dollar strengthening against most foreign currencies, in particular the Euro, as compared to the corresponding quarter of the prior year. Lionbridge conducts a large portion of its business in international markets. Approximately 40% of its revenue for the quarter ended September 30, 2010 is denominated in foreign currencies, primarily the Euro. A fluctuation in foreign currency exchange rates primarily affects the GLC segment. Total revenue for the nine months ended September 30, 2010 was $304.8 million, an increase of $20.6 million, or 7.3%, from $284.3 million for the nine months ended September 30, 2009. Revenue increases during the nine months ended September 30, 2010 in the GLC and GDT segments were $13.1 million and $11.1 million, respectively, as compared to the quarter ended September 30, 2009. Revenue decline during the nine months ended September 30, 2010 in the Interpretation segment was $3.5 million as compared to the nine months ended September 30, 2009. This period-over-period increase in total revenue was primarily due to approximately $22.9 million of organic growth, partially offset by decreased revenue of $2.3 million as a result of the U.S. Dollar strengthening against most foreign currencies, in particular the Euro, as compared to the corresponding period of the prior year.

Revenue from the Company’s GLC segment was $69.5 million for the quarter ended September 30, 2010, a decrease of $1.6 million, or 2.2%, from $71.0 million for the quarter ended September 30, 2009. As compared to the quarter ended September 30, 2009, revenues decreased by approximately $2.7 million as a result of the U.S. Dollar strengthening against most foreign currencies, in particular against the Euro. During this same comparative period, revenues increased approximately $1.1 million due to organic growth. For the nine months ended September 30, 2010, revenue from the Company’s GLC segment was $217.2 million, an increase of $13.1 million, or 6.4%, from $204.1 million for the nine months ended September 30, 2009. As compared to the nine months ended September 30, 2009, GLC revenues increased approximately $15.2 million due to organic growth reflecting increased demand for the Company’s services, particularly from existing customers, partially offset by approximately $2.1 million as a result of the U.S. Dollar strengthening against most foreign currencies.

Revenue from the Company’s GDT segment was $25.1 million for the quarter ended September 30, 2010, an increase of $3.6 million, or 16.7%, from $21.5 million for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, revenue from the Company’s GDT segment was $73.0 million, an increase of $11.3 million, or 18.3%, from $62.0 million for the nine months ended September 30, 2009. The period-over-period increases in GDT revenue were primarily due to increased revenue from expanded relationships and new programs from existing customers. Revenue in the GDT segment is not materially impacted by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation segment was $4.6 million for the quarter ended September 30, 2010, a decrease of $620,000, or 11.8%, from $5.3 million for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, revenue from the Company’s Interpretation segment was $14.6 million, a decrease of $3.5 million, or 19.5%, from $18.2 million for the nine months ended September 30, 2009. The decrease in Interpretation revenue for the quarter and nine months ended September 30, 2010 was primarily due to decreased revenue from one large customer engagement. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client engagements. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30, 2010	% Change Q3 09 to Q3 10	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	% Change Nine Months 09 to Nine Months 10	Nine Months Ended September 30, 2009
GLC:
Cost of revenue	$46,598,000	(4.6)%	$48,838,000	$144,912,000	3.8%	$139,647,000
Percentage of revenue	67.1%		68.8%	66.7%		68.4%
GDT:
Cost of revenue	17,004,000	21.7%	13,969,000	48,534,000	19.7%	40,560,000
Percentage of revenue	67.7%		64.9%	66.5%		65.5%
Interpretation:
Cost of revenue	3,962,000	(13.4)%	4,577,000	12,706,000	(9.6)%	14,053,000
Percentage of revenue	85.4%		87.1%	86.9%		77.4%

Total cost of revenue	$67,564,000		$67,384,000	$206,152,000		$194,260,000

Percentage of revenue	68.1%		68.9%	67.6%		68.3%

For the quarter ended September 30, 2010, as a percentage of revenue, cost of revenue decreased to 68.1% as compared to 68.9% for the quarter ended September 30, 2009. The decrease was primarily the result of an increase in revenue, supplemented by the benefit of cost saving initiatives implemented in 2009 and the first nine months of 2010, and continued benefits realized from the deployment and use of Lionbridge’s language management technology platform, in addition to the strengthening of the U.S. Dollar against most foreign currencies, particularly the Euro, as compared to the corresponding period of 2009.

For the quarter ended September 30, 2010, cost of revenue increased $180,000, or 0.3%, to $67.6 million as compared to $67.4 million for the corresponding period of the prior year. This increase was primarily associated with the $1.4 million increase in revenue as compared to the corresponding period of the prior year, offset by approximately $2.5 million of reduced expenses attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro. For the nine months ended September 30, 2010, cost of revenue was $206.2 million, an increase of $11.9 million, or 6.1%, as compared to $194.3 million for the same period of 2009. This increase was primarily associated with the $20.6 million increase in revenue as compared to the nine months ended September 30, 2009, offset by approximately $354,000 of reduced expenses attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro.

For the quarter ended September 30, 2010, cost of revenue as a percentage of revenue in the Company’s GLC segment decreased to 67.1% as compared to 68.8% for the quarter ended September 30, 2009, primarily attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro. Cost of revenue decreased $2.2 million to $46.6 million compared to $48.8 million for the same quarter of the prior year, primarily attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro. For the nine months ended September 30, 2010, cost of revenue as a percentage of revenue in the Company’s GLC segment decreased to 66.7% as compared to 68.4% for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, GLC cost of revenue increased $5.3 million to $144.9 million as compared to $139.6 million for the corresponding period of the prior year. This increase is primarily associated with the $13.1 million increase in revenue as compared to the corresponding period of the prior year, offset by reduced expenses of approximately $290,000 attributable to the strengthening of the U.S. Dollar exchange rate against most foreign currencies, as compared to the nine months ended September 30, 2009.

For the quarter ended September 30, 2010, cost of revenue as a percentage of revenue in the Company’s GDT segment increased to 67.7% as compared to 64.9% for the quarter ended September 30, 2009. For the quarter ended September 30, 2010, GDT cost of revenue increased $3.0 million, or 21.7%, to $17.0 million as compared to $14.0 million for the corresponding quarter of the prior year. This increase was primarily associated with the $3.6 million increase in revenue period-over-period. For the nine months ended September 30, 2010, cost of revenue as a percentage of revenue in the Company’s GDT segment increased to 66.5% as compared to 65.5% for the nine months ended September 30, 2009, primarily due to an increase in U.S.-based customer delivery. For the nine months ended September 30, 2010, cost of revenue was $48.5 million, an increase of $8.0 million, or 20.0%, as compared to $40.6 million for the same period of 2009. This increase was primarily associated with the $11.1 million increase in revenue as compared to the nine months ended September 30, 2009.

For the quarter ended September 30, 2010, cost of revenue as a percentage of revenue in the Company’s Interpretation segment decreased to 85.4% as compared to 87.1% for the quarter ended September 30, 2009. For the quarter ended September 30, 2010, Interpretation cost of revenue decreased $615,000, or 13.4%, to $4.0 million as compared to $4.6 million for the corresponding quarter of the prior year. This decrease was primarily associated with the $620,000 decrease in revenue period-over-period. For the nine months ended September 30, 2010, cost of revenue as a percentage of revenue in the Company’s Interpretation segment increased to 86.9% as compared to 77.4% for the nine months ended September 30, 2009. This increase reflects the unfavorable impact of pricing and work mix variations in services as compared to the corresponding period of the prior year. For the nine months ended September 30, 2010, cost of revenue was $12.7 million, a decrease of $1.3 million, or 9.6%, as compared to $14.1 million for the same period of 2009. This decrease was primarily associated with the $3.5 million decrease in revenue as compared to the nine months ended September 30, 2009. The Company’s Interpretation segment is not materially impacted by foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total sales and marketing expenses	$8,190,000	$6,921,000	$22,623,000	$21,636,000
Increase from prior year	1,269,000		987,000
Percentage of revenue	8.3%	7.1%	7.4%	7.6%

Sales and marketing expenses increased $1.3 million, or 18.3%, for the three months ended September 30, 2010 as compared to the corresponding period of 2009. This increase is primarily attributable to increased compensation to support the $1.4 million increase in revenue, period-over-period. Approximately $153,000 of the increase is offset by reduced expenses attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro. As a percentage of revenue, sales and marketing expenses increased to 8.3% for the three months ended September 30, 2010 as compared to 7.1% for the three months ended September 30, 2009. This increase is primarily attributable to increased compensation and travel expense to support increased revenue levels period-over-period.

Sales and marketing expenses increased $987,000, or 4.6%, for the nine months ended September 30, 2010 as compared to the corresponding period of 2009. This increase is primarily attributable to increased compensation to support the $20.6 million increase in revenue, period-over-period, partially offset by reduced expenses as the result of cost saving initiatives implemented during 2009 and the first nine months of 2010, primarily employee compensation and benefits, and external consulting fees. Sales and marketing expenses for the nine months ended September 30, 2010 were not materially impacted by fluctuations in foreign currency exchange rates. As a percentage of revenue, sales and marketing expenses decreased to 7.4% as compared to 7.6% for the nine months ended September 30, 2009. This decrease is primarily associated with the $20.6 million increase in revenue for the nine months ended September 30, 2010 as compared to the corresponding period of the prior year.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total general and administrative expenses	$18,032,000	$17,909,000	$55,522,000	$55,154,000
Increase from prior year	123,000		368,000
Percentage of revenue	18.1%	18.3%	18.2%	19.4%

General and administrative expenses increased $123,000, or 0.7%, for the three months ended September 30, 2010 as compared to the corresponding period of 2009. The majority of this increase is primarily due to increased employee compensation and benefits and stock-based compensation expense. Approximately $424,000 of the increase is offset by reduced expenses attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro. Approximately 47% of general and administrative expenses are denominated in non-U.S. Dollars, primarily the Euro, and of that amount a majority of these expenses related to rent and compensation expense in the three months September 30, 2010, as compared to the three months ended September 30, 2009. As a percentage of revenue, general and administrative expenses decreased to 18.1% for the quarter ended September 30, 2010, as compared to 18.3%, for the same period of the prior year. This decrease is primarily associated with the $1.4 million increase in revenue for the quarter ended September 30, 2010, as compared to the corresponding period of the prior year and the result of the cost saving initiatives implemented during 2009 and the first nine months of 2010.

General and administrative expenses increased $368,000, or 0.7%, for the nine months ended September 30, 2010 as compared to the corresponding period of 2009. The majority of this increase is primarily due to increased employee compensation and benefits and stock-based compensation expense. In addition, the depreciation of the U.S. Dollar against certain foreign exchange currencies, in particular Yen and Rupee, increased general and administrative expenses by approximately $133,000 as compared to the corresponding period of 2009. As a percentage of revenue, general and administrative expenses decreased to 18.2% for the nine months ended September 30, 2010, as compared to 19.4%, for the same period of the prior year. This decrease is primarily associated with the $20.6 million increase in revenue for the nine months ended September 30, 2010, as compared to the corresponding period of the prior year and the result of the cost saving initiatives implemented during 2009 and the first nine months of 2010.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system, its Translation Workspace software-as-a-service offering, and development of automated machine translation technology licensed from IBM. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total research and development expense	$1,021,000	$919,000	$2,731,000	$3,200,000
Increase (decrease) from prior year	102,000		(469,000)
Percentage of revenue	1.0%	0.9%	0.9%	1.2%

Research and development expenses increased $102,000 for the three months ended September 30, 2010 as compared to the corresponding period of 2009. This increase is primarily attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro. Research and development costs decreased $469,000 for the nine months ended September 30, 2010 as compared to the corresponding period of 2009. This decrease is primarily the result of an increase in the internal and external capitalized costs for the development of the Company’s web-based hosted language management technology platform, its Translation Workspace software-as-a-service offering and development of automated machine translation technology licensed from IBM and to a lesser extent the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total depreciation and amortization expense	$1,266,000	$1,155,000	$3,571,000	$3,450,000
Increase from prior year	111,000		121,000
Percentage of revenue	1.3%	1.2%	1.2%	1.2%

Depreciation and amortization expense increased by $111,000 and $121,000 in the three and nine month periods ended September 30, 2010 and 2009, respectively, as compared to the corresponding periods of the prior year. This increase is primarily the result of the depreciation of increased internal and external capitalized costs for the development of the Company’s web-based hosted management technology platform and software-as-a-service offering. Capitalized costs related to the Company’s customizable real-time automated machine translation technology licensed from IBM have not yet been amortized as the commercial version of the technology is under development and not ready for its intended use.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months ended September 30, 2010 and 2009 of $1.2 million and $1.4 million, respectively, and for the nine months ended September 30, 2010 and 2009 of $3.7 million and $4.1 million, respectively, relates solely to the amortization of identifiable intangible assets acquired from BGS in 2005.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the quarter ended September 30, 2010 of $390,000 decreased $80,000 from $470,000 for the quarter ended September 30, 2009. The decrease reflects the impact of an approximately $11.9 million lower average borrowings during the quarter, year-over-year, coupled with lower interest rates. In addition, for the quarter ended September 30, 2010, the Company recognized $155,000 of accelerated deferred financing costs associated with the amended Credit Agreement as interest expense. Interest expense for the nine months ended September 30, 2010 of $1.1 million decreased $504,000 from $1.6 million for the nine months ended September 30, 2009. The decrease reflects the impact of an approximately $19.8 million lower average borrowings during the nine-month period year-over-year coupled with lower interest rates.

Other Expense, Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $1.6 million and $1.2 million in other expense, net, in the three and nine months ended September 30, 2010, respectively, as compared to $3.0 million and $3.7 million in the corresponding periods of the prior year.

The variations are primarily attributable to the variances among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year. in addition, to a net realized and unrealized foreign currency loss of $384,000 and gain of $523,000 on forward contracts recorded in the three and nine-month periods ended September 30, 2010, respectively. In addition, other expense, net also included $186,000 and $1.2 million in the three-month periods ended September 30, 2010 and 2009, respectively, relating to the reduction of an indemnification receivable related to indemnified reserves for uncertain tax positions related to the BGS acquisition.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes expense in dollars, the dollar change from the three and nine-month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total provision for (benefit from) income taxes	$(295,000)	$(1,612,000)	$1,318,000	$(404,000)
Increase from prior year	1,317,000		1,722,000
Percentage of revenue	(0.3)%	(1.7)%	0.4%	(0.2)%

The provision for (benefit from) income taxes consists primarily of taxes resulting from profits in foreign jurisdictions, interest and penalties associated with uncertain tax positions, a deferred tax benefit for the recognition of deferred tax assets in foreign jurisdictions, and reduction of deferred tax liabilities related to the intangible assets from the BGS acquisition. The tax provision increased $1.3 million to a benefit of $295,000 for the quarter ended September 30, 2010 from a benefit of $1.6 million in the corresponding quarter of the prior year and increased $1.7 million to an expense of $1.3 million for the nine months ended September 30, 2010 from a benefit of $404,000 in the corresponding period of the prior year. These increases are primarily due to higher foreign profits which are subject to tax by the foreign jurisdictions due to treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model, as well as tax benefits recorded in 2009 as a result of the release of reserves due to the lapse of statutes of limitations.

Liquidity and Capital Resources

On December 21, 2006, the Company entered into a revolving credit facility (the “Credit Agreement”) with HSBC Bank USA, National Association. The Credit Agreement was subsequently amended in 2007 and 2009 to add certain additional non-U.S. subsidiaries of the Company as Borrowers or Guarantors and again on September 30, 2010 (the “2010 Amendment”) to extend the term for an additional four years to 2014. The amended Credit Agreement, as amended by the 2010 Amendment, provides for a $50.0 million revolving credit facility and established interest rates in the range of LIBOR plus 1.75% - 2.20%, depending on certain conditions. At September 30, 2010, $24.7 million was outstanding with an interest rate of 2.3%.

The following table shows cash and cash equivalents and working capital at September 30, 2010 and at December 31, 2009:

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$29,450,000	$27,432,000
Working capital	41,751,000	36,182,000

Lionbridge’s working capital increased $5.6 million to $41.8 million at September 30, 2010, as compared to $36.2 million at December 31, 2009; accounts receivable and unbilled receivables totaled $73.9 million, an increase of $1.2 million as compared to December 31, 2009; and other current assets increased by $1.7 million as compared to December 31, 2009. Current liabilities totaled $71.6 million at September 30, 2010, a decrease of $654,000 from December 31, 2009.

The following table shows the net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the nine months ended September 30, 2010 and 2009, respectively:

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$9,960,000	$11,008,000
Net cash used in investing activities	(7,624,000)	(1,862,000)
Net cash provided by (used in) financing activities	340,000	(24,123,000)

Net cash provided by operating activities was $10.0 million for the nine months ended September 30, 2010, as compared to $11.0 million for the corresponding period of the prior year. The $10.0 million cash provided by operating activities was due to net income of $1.3 million (inclusive of $10.4 million in depreciation, amortization, stock-based compensation and other non-cash expenses), a $2.1 million net increase in accounts receivable and unbilled receivables, a $2.4 million increase in other operating assets, a $5.4 million increase in accounts payable, accrued expenses and other operating liabilities, and a $2.6 million decrease in deferred revenue.

In the nine months ended September 30, 2009, net cash provided by operating activities was $11.0 million. Cash provided by operating activities was due to a net loss of $6.3 million (inclusive of $10.0 million in depreciation, amortization, stock-based compensation and other non-cash expenses), a $13.6 million net decrease in accounts receivable and unbilled receivables, a $1.4 million decrease in other operating assets, a $5.3 million decrease in accounts payable, accrued expenses and other operating liabilities, and a $2.5 million decrease in deferred revenue. Lionbridge has not experienced any significant trends in accounts receivable and unbilled receivables other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities increased $5.7 million to $7.6 million for the nine months ended September 30, 2010, as compared to $1.9 million for the corresponding period of the prior year. The primary investing activity in the nine months ended September 30, 2010 was $8.2 million for the purchase of property and equipment, offset by $527,000 net proceeds from forward contracts.

In the nine months ended September 30, 2009, net cash used in investing activities was $1.9 million, primarily for the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $340,000, an increase of $24.5 million as compared to $24.1 million of net cash used in financing activities for the corresponding period of 2009. Cash provided by financing activities consisted of $348,000 of proceeds from the issuance of common stock under option plans and $8,000 for payments of capital lease obligations.

In the nine months ended September 30, 2009, net cash used in financing activities was $24.1 million. Cash used in financing activities consisted of $24.0 million of payments of long-term debt, $3.5 million of payments of short-term debt, $126,000 for payments of capital lease obligations and $3.5 million of proceeds from the issuance of short-term debt.

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

Contractual Obligations

As of September 30, 2010, there were no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Tax provisions during the nine months ended September 30, 2010, primarily related to taxes and accrued interest, have increased the balance of unrecognized tax benefits by $376,000 to $8.2 million.

Approximately $2.0 million of this balance is related to tax liabilities accruing on or prior to the acquisition of BGS on September 1, 2005. Bowne & Co., Inc. has agreed to indemnify Lionbridge for these amounts. The Company believes that it is reasonably possible that approximately $552,000 of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of September 30, 2010, $24.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $56,000 impact on the Company’s interest expense based on the $24.7 million outstanding at September 30, 2010 with an interest rate of 2.3%. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2008, the notional amount decreased to $15.0 million and on July 31, 2009, the notional amount decreased to $10.0 million. On July 31, 2010, the interest rate swap matured. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits that have maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, 64% and 67% of its costs and expenses for the nine-month periods ended September 30, 2010 and 2009, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 16% and 13% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of September 30, 2010 and December 31, 2009, respectively, while 13% and 10% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of September 30, 2010 and December 31, 2009, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $47.0 million and $34.0 million as of September 30, 2010 and December 31, 2009, respectively. The principal foreign currency applicable to our business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash and cash equivalents, accounts receivable and accounts payable) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments, principally foreign exchange forward contracts. These foreign exchange forward contracts do not qualify for hedge accounting under the ASC 815 guidance. The Company had no forward contracts outstanding at September 30, 2010. Any increase or decrease in the fair value of the Company’s currency exchange rate sensitive forward contracts would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset or liability.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement, five of which have been dismissed with prejudice. Appeal briefs have been filed by the remaining objector groups, and briefs in opposition to those appeals are currently due December 17, 2010. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

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

During the quarter ended September 30, 2010, the Company withheld 5,240 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 1, 2010 – July 31, 2010	477	$4.88
September 1, 2010 – September 30, 2010	4,763	$4.33

Total	5,240	$4.38

In addition, upon the termination of employees during the quarter ended September 30, 2010, 373,626 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended September 30, 2010:

Period	Total Number of Shares Forfeited
July 1, 2010 – July 31, 2010	2,500
September 1, 2010 – September 30, 2010	371,126

Item 6.	Exhibits

(a)	Exhibits.

10.1*	Lease dated as of September 16, 2010 between British and Malayan Trustees Limited in its capacity as trustee of Frasers Commercial Trust, Orrick Investments Pte. Limited and Lionbridge Singapore Pte. Ltd.

10.2	Amendment No. 3 to Credit Agreement dated as of September 30, 2010 by and among Lionbridge Technologies, Inc., Lionbridge International Finance Limited, the Foreign Guarantors, the US Guarantors, and HSBC Bank USA, N.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on October 5, 2010, and incorporated herein by reference.

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ DONALD M. MUIR
Donald M. Muir Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: November 8, 2010

Exhibit Index

Exhibit Number	Description

10.1 *	Lease dated as of September 16, 2010 between British and Malayan Trustees Limited in its capacity as trustee of Frasers Commercial Trust, Orrick Investments Pte. Limited and Lionbridge Singapore Pte. Ltd.

10.2	Amendment No. 3 to Credit Agreement dated as of September 30, 2010 by and among Lionbridge Technologies, Inc., Lionbridge International Finance Limited, the Foreign Guarantors, the US Guarantors, and HSBC Bank USA, N.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on October 5, 2010, and incorporated herein by reference.

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.