Form 10-K
period 2010-12-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2011-03-15
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-26933

LIONBRIDGE TECHNOLOGIES, INC.

(Exact Name of registrant as specified in its charter)

DELAWARE	04-3398462
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1050 Winter Street, Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 434-6000

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value, $.01 per share	The Nasdaq Stock Market LLC
(Nasdaq Global Market)

Securities to be registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒

Non-accelerated filer  ☐    (Do not check if small reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2010, was approximately $249.2 million (based on the closing price of the registrant’s Common Stock on June 30, 2010, of $4.57 per share).

The number of shares outstanding of the registrant’s $.01 par value Common Stock as of February 28, 2011 was 61,578,027.

DOCUMENTS INCORPORATED BY REFERENCE

Lionbridge intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2010. Portions of such proxy statement are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2010

PART I

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties. Lionbridge makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 1A “Risk Factors.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Unless the context otherwise requires, all references to “Lionbridge,” “we,” “our,” “us,” “our company”, the “Company” or the “Corporation” in this Annual Report on Form 10-K refer to Lionbridge Technologies, Inc., a Delaware corporation, and its subsidiaries.

Item 1.	Business

About Lionbridge

Lionbridge is a leading provider of language, development and testing solutions that enable clients to develop, release, manage and maintain their technology applications and content globally. Lionbridge has three main operating segments:

Global Language and Content (“GLC”): Lionbridge GLC solutions enable the translation, localization and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Lionbridge GLC solutions involve translating, localizing and adapting content and products to meet the language and cultural requirements of users throughout the world. As part of its GLC solutions, Lionbridge also develops eLearning content and technical documentation. Lionbridge GLC solutions are based on the Company’s Software-as-a-Service (“SaaS”)-based language technology platforms and applications, and its global service delivery model which make the translation and localization processes more efficient for Lionbridge clients and subscribers.

Global Development and Testing (“GDT”): Through its GDT solutions, Lionbridge develops, optimizes and maintains IT applications and performs testing to ensure the quality, interoperability, usability, relevance and performance of clients’ software, search engines, consumer technology products, web sites, and content. Lionbridge has deep domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model. Lionbridge also provides specialized search relevance testing, keyword and global search optimization and related services for its clients’ online marketing initiatives.

Interpretation: Lionbridge provides interpretation services for government, business and healthcare organizations that require experienced linguists to facilitate communication. Lionbridge provides interpretation communication services in more than 360 languages and dialects, including onsite interpretation, over-the-phone interpretation and interpreter testing, training, and assessment services.

Lionbridge provides a full suite of language, testing and development solutions to businesses in diverse end markets including technology, mobile and telecommunications, internet and media, life sciences, government, manufacturing, automotive, retail and aerospace. Lionbridge’s solutions include translation and localization; interpretation; language technology; technical authoring and eLearning; product engineering; application development and maintenance and testing; and global professional crowdsourcing. Lionbridge’s services enable global organizations to increase market penetration and speed adoption of global content and products, enhance return on enterprise application investments, increase workforce productivity and reduce costs.

Lionbridge provides the following core benefits to clients:

Global Scale.    With approximately 4,500 employees worldwide, Lionbridge operates solution centers in 26 countries. Lionbridge leverages its global resources and proven program management capabilities to provide client delivery teams that are designed to have the optimal technical, linguistic and industry expertise and skills to meet each client’s specific needs. Lionbridge’s global infrastructure enables Lionbridge to deliver high-value, cost-effective services and to meet its clients’ technical, budgetary and geographic requirements.

SaaS-based Translation Technologies.    Lionbridge solutions include services and technologies designed to make translation processes more efficient, productive and consistent. A core component of Lionbridge’s technology platform is Translation Workspace™, an internet-architected, multi-tenant translation memory application that simplifies translation processes and allows for the reuse of previously translated words, phrases and glossaries in real-time. Lionbridge uses Translation Workspace to increase the effectiveness, efficiency and consistency of its service delivery for clients. In 2010 Lionbridge commenced offering Translation Workspace on a SaaS basis to freelancer translators and translation agencies for their translation management requirements. In 2010, Lionbridge commenced development of another SaaS-based translation technology, GeoFluent™, which is a customizable, real-time automated translation technology that instantly translates content and communications into multiple languages. The Company has secured several beta customers for GeoFluent and expects GeoFluent applications to be marketed on a broader scale in 2011. GeoFluent is based on IBM’s machine translation engine, and will offer enterprises the ability to increase their multilingual communications through an easy-to-use application that translates Websites, online chat sessions and documents in real-time. Lionbridge believes its customers can use its comprehensive suite of SaaS-based technologies to better manage their translation production processes, increase their multilingual content and communications, and bring their products and content to market faster.

In-Country Knowledge and Expertise.    Lionbridge service offerings are based on the Company’s ability to combine its own network of program and project managers, technical experts and delivery personnel around the world with an external network of pre-qualified, in-country independent professionals. The Company has access to a network of more than 90,000 translators, interpreters, subject-matter experts, and web raters in more than 100 countries. This comprehensive network of professionals allows the Company to provide its clients with the optimal combination of in-country, local knowledge and global expertise in technology, content and internet search results. As a result, clients can efficiently deliver products and web content that are technically, linguistically and culturally relevant for their target buyers worldwide.

Integrated Full-Service Offering.    Lionbridge is able to serve as an outsourcing partner throughout a client’s product and content lifecycle from development and translation to testing through maintenance. Clients can utilize Lionbridge’s comprehensive solutions to develop, release and maintain their global content, websites and technology applications for their customers, partners and employees throughout the world. This unified suite of solutions allows Lionbridge to serve as its clients’ single outsource provider for developing, releasing, testing and maintaining multilingual content and technology across global end markets. By outsourcing to a large-scale provider, such as Lionbridge, organizations are able to focus on their core competencies, drive process improvements and speed the process of communicating large amounts of information to customers and employees throughout their global organization.

Lionbridge is a corporation, which was incorporated in Delaware in September 1996. Its principal executive offices are located at 1050 Winter Street, Waltham, Massachusetts 02451, its telephone number is (781) 434-6000, and its Web site is www.lionbridge.com. Lionbridge makes available, free of charge, on its Web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K as well as other reports it files with the SEC and amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. Lionbridge’s filings with the Securities and Exchange Commission are also available on the Web at www.sec.gov.

Lionbridge Services

Lionbridge provides a full suite of language, development and testing solutions. Our three offering segments include the following:

Global Language and Content Services (“GLC”)

Product Localization.    Lionbridge creates foreign language versions of its clients’ products and software applications, including the user interface, online help systems and documentation. Through its internationalization, software localization and technical translation services, Lionbridge provides its clients with culturally adapted multilingual versions of their products and applications. Lionbridge’s product localization services enable Lionbridge clients to release fully operable software applications, consumer devices and hardware products that are adapted to the cultural, linguistic and technical requirements and expectations of users in specific international markets.

As an example, Lionbridge provides localization services for a global mobile communications provider that releases dozens of new communication devices and related applications in more than 80 languages every year. Lionbridge localizes and tests software and related documentation, user interfaces and help screens for this client. The Lionbridge process is integrated with and essential to the client’s worldwide product release cycle. As a result, Lionbridge believes that it is reducing the time required for its client’s new products to reach international markets and reducing the client’s global release costs while increasing its customer satisfaction worldwide.

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

Language Technology.    In 2010, Lionbridge began to offer SaaS solutions to enterprises, freelance translators and translation agencies. Lionbridge’s Translation Workspace platform is a multi-tenant translation productivity technology that helps translators, agencies and enterprises manage and sequence their language assets in real-time, collaborate instantly with other translators and providers, monitor project productivity, automate quality assurance and engage qualified resources within a private work environment. Lionbridge made Translation Workspace available on a SaaS basis to translators and translation agencies in 2010 during which time more than 2,200 translators and agencies subscribed to the technology. Many of these translation agencies use Translation Workspace to increase reuse of previously translated content, gain real-time visibility into the progress and productivity of projects, collaborate with project teams and to access work from Lionbridge.

Lionbridge’s newest SaaS-based translation technology, GeoFluent technology, has been designed to instantly translate content and communications into multiple languages. The GeoFluent platform includes an IBM-developed machine translation engine, a proprietary Lionbridge customization solution to increase quality and usability of translation, a set of pre-built user interfaces, Application Programming Interfaces (APIs) for easy integration into enterprise applications, and access to Lionbridge’s translation memory capability. The Company has secured several beta customers for GeoFluent. These enterprise beta customers have expressed interest in using GeoFluent to translate content and communications they are not able to translate using traditional methods due to time or cost constraints. For example, one enterprise intends to use GeoFluent to enable real-time bi-lingual chat for online technical support. By offering a real time multilingual communication solution, Lionbridge believes it can help organizations increase customer loyalty, expand revenue opportunities and reduce the cost of global support.

Technical Authoring and eLearning.    Technical authoring is the creation, design and deployment of user-focused product documentation and training related assets using rich media, text, images, and animations. Lionbridge provides technical authoring, eLearning courseware development, and production and integration of content for print, web, multimedia, mobile device, and proprietary displays. As part of this solution, Lionbridge creates content and integrates applications for authoring and managing content.

For example, Lionbridge is working with a leading provider of power systems and services for use on land, at sea and in the air. Lionbridge provides technical authoring and illustration for documentation that is used by technicians in the process of repairing, maintaining and operating aircraft, marine (ship) engines, power and energy generating equipment. Lionbridge technical authoring and illustration is used in the client’s print documentation, electronic media and content management systems. Lionbridge manages the program across its solution centers in the US, UK, Germany and India. Lionbridge believes that this integrated solution is enabling this client to reduce its costs and shorten time to market for its technical documentation.

Global Language and Content Services Delivery.    By integrating language technology and skills, global resources, content creation expertise and skilled program management capabilities, Lionbridge provides a unified approach to developing, releasing and maintaining multilingual content and technology applications and offers a high-return solution for worldwide delivery and support.

Lionbridge maintains long-term, strategic relationships with an extensive network of third-party individual, local-country translators and other language professionals, including independent agencies and freelance professionals. Lionbridge also directly employs program and project managers, linguistic engineers, publishers, editors and quality assurance specialists. Lionbridge uses a combination of translation software, internal expertise as well as external translation professionals for its translation and localization services. This approach allows Lionbridge to provide client delivery teams that have the appropriate combination of linguistic, technology and industry domain expertise, and local country presence, to meet each client’s specific needs. This flexible and scalable model also enables Lionbridge to manage large, complex client engagements while minimizing its fixed costs.

Lionbridge GLC services use Translation Workspace, Lionbridge’s proprietary, internet-architected translation memory application that simplifies translation management. This application, which is hosted by Lionbridge, allows translators to collaborate, share knowledge, and deliver consistent results. Lionbridge GLC services also incorporate translation productivity and quality assurance technologies including Freeway™, a client portal that allows clients to initiate and track translation projects, collaborate with their project teams, manage linguistic assets and generate enterprise budget and status reports. Lionbridge believes that its language technologies increase efficiency and enable clients to better manage their language assets on a real-time basis. Using technology, Lionbridge increases the quality of multilingual content and enables the translation process to be more efficient as client programs grow in scope and duration. This technology-based approach allows Lionbridge to increase its opportunities for recurring clients and increase program efficiency over time.

Lionbridge’s delivery of its GLC services is based on its Lionbridge Excellence in Operations (“LEO”) methodology. LEO is a framework to assure quality and on-time deliverables to customers, internal teams and external partners. LEO is a tested, repeatable process designed to ensure consistency around the world. A roadmap for effective service delivery, LEO offers a unified, systematic approach to adapting products and content to a target locale’s technical, linguistic and cultural expectations. Lionbridge’s LEO incorporates regional best practices and consolidates them into a standardized set of global processes to ensure repeatability, predictability and common expectations across various operating centers. LEO standardizes processes throughout every Lionbridge solution center, defines key activities, and specifies goals for each project. Lionbridge’s process-oriented approach to production enables Lionbridge to deliver high-quality applications and content across multiple technology platforms, languages and cultures in a timely fashion, while continually improving process and service delivery for Lionbridge clients.

Global Development and Testing Services (“GDT”)

Product Engineering.    To support its clients’ global product releases, Lionbridge offers scalable development services. Its product engineering solutions include ground-up development and maintenance of on-premise, SaaS, and smart phone and tablet applications, utilizing both agile and traditional development frameworks. Lionbridge also provides web production services for operators of leading web properties. Central to the Company’s solutions are innovative development and testing processes such as the PlusOne continuous improvement framework and VeriTest® managed testing services. Lionbridge combines local program management with solution centers in North America, India, China and Poland. This delivery model utilizes Lionbridge’s worldwide infrastructure and enables Lionbridge to offer high-quality, cost effective product engineering options that Lionbridge believes optimize clients’ existing resources, helps them get products to market faster, and reduces their cost of support and maintenance of their technology applications.

Testing.    Lionbridge provides a variety of testing services which are offered to clients under the VeriTest® brand. VeriTest services include enterprise-scale managed test teams, test process design, test automation, functional testing, performance testing, globalization testing, and product certification. The Company’s testing services help organizations improve product usability and customer satisfaction, while reducing the time and cost associated with QA, testing, and support. VeriTest globalization testing determines whether the product is ready for international markets by ensuring that locale-dependent functions work as intended within the local hardware and software environment of the end user. As part of its testing services, Lionbridge helps clients implement a QA continuous process improvement method, provide ROI dashboards to track improvements, deploy a Test Automation framework and reduce test software costs.

For example, for a Fortune 100 provider of business and consumer technology products, Lionbridge provides a complete testing solution for many of the company’s information management and printing technologies. Lionbridge tests the client’s applications for functionality, interoperability, usability, environmental impact, duration, and full system performance – to insure that the products meet the high quality standards required by the end customer while still meeting the providers’ costs and time to market goals. Lionbridge has applied traditional headcount and physical plant cost management methods, and introduced innovative process improvements, to meet client budget, time-to-market, and quality objectives of its testing processes. Lionbridge believes that through its product engineering and testing services, the client is able to bring higher quality products to market faster and at reduced cost.

Global Crowdsourcing.    Lionbridge provides specialized search relevance, online content editorial, keyword optimization and related services for clients with global search engines and online marketing initiatives. Lionbridge’s global crowdsourcing solutions include providing insight into the intent of local online users through a global community of more than 90,000 pre-qualified, bi-lingual professionals across 100+ countries and languages. Lionbridge’s multilingual search, content and regulatory relevance solutions enable clients to improve their search engine, online content and hosted application performance to deliver more relevant results for queries generated, websites accessed and applications used in each of the client’s target global markets. Lionbridge’s multilingual keyword optimization solutions enable companies to optimize online content to ensure more effective placement and positioning in search engine results. Lionbridge’s global crowdsourcing solutions build on Lionbridge’s skills for managing on-demand resources across a wide range of global markets. The community is managed by a dedicated Lionbridge Program Management Office. Ultimately, clients use this information to support global revenue growth and increase the relevance of their advertising and marketing initiatives in local markets. Lionbridge believes its global crowdsourcing solutions enable clients to improve their global sales and marketing efforts and lower their customer acquisition costs.

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

For one government agency, Lionbridge provides telephonic interpretation services, onsite interpretation services and translation services during interviews of individuals seeking asylum or protection from removal to their home countries. As a result, Lionbridge believes that this government agency can promote greater reliability in understanding and evaluating claims. For a large healthcare information service provider, Lionbridge provides interpretation services that link patients with interpreters who translate the confidential communications between the patients and healthcare providers. Lionbridge believes that this enables the healthcare information provider to effectively and efficiently service its total of approximately 500 non-English speaking users per month.

See Note 12 of Notes to Consolidated Financial Statements included as part of Item 15 of this Form 10-K for financial information relating to Lionbridge’s operating segments and geographic areas of operation. Segment revenue in dollars and as a percentage of total revenue is included in the “Results of Operations” of Item 7.

Sales and Marketing

Substantially all of Lionbridge’s revenue has been generated through its dedicated direct sales force based in the Americas, Europe and Asia who sell the full range of Lionbridge solutions. The Lionbridge sales approach involves planning for an organization’s unique ongoing requirements, including future versions of products, and ongoing support, maintenance, and training, related to both technology products and content.

Clients

Lionbridge clients are predominantly Global 2000 companies in the technology, mobile and telecommunications, internet and media, life sciences, government, manufacturing, automotive, retail and aerospace sectors. Lionbridge provided services in excess of $50,000 to approximately 400 clients worldwide for the year ended December 31, 2010. The following companies are representative Lionbridge clients, each of whom purchased more than $2.0 million in services from Lionbridge in the year ended December 31, 2010:

Adobe	Google	Pearson
Canon	HP	Philips
Caterpillar	Johnson & Johnson	Porsche
Cisco	LRN	Rolls Royce
Dell	Microsoft	Samsung
eBay	Motorola	SkillSoft
EMC	Nokia	U.S. Department of Justice
Golden Living	Oracle	Verizon

In 2010, 2009 and 2008, Microsoft accounted for 20%, 21% and 20% of total revenue, respectively. In 2010, Google accounted for 11% of total revenue. No other client accounted for greater than 10% of total revenue in 2009 and 2008. Lionbridge’s ten largest clients accounted for 56%, 57% and 55% of revenue in 2010, 2009 and 2008, respectively.

Competition

Lionbridge provides a broad range of solutions for worldwide delivery of technology and content to its clients. The market for its solutions is highly fragmented, and Lionbridge has many competitors. Additionally, many potential customers address their translation, development and testing requirements through in-house capabilities and/or by using software to automate process, while others outsource their needs to providers such as Lionbridge. Lionbridge’s current competitors include the following:

—	Existing and prospective clients’ internal translation, localization, testing and development departments;

—

Localization or translation services and technology providers such as SDL International plc, Translations.com, Welocalize and Moravia as well as the regional vendors of translation services specializing in specific languages in various geographic areas; and

—

Information Technology consulting and software development and testing services organizations such as Beyondsoft, Persistent Systems Ltd., Ness Technologies, Wipro Ltd., HCL, and Symphony Services that provide outsourced Application Development and Management and testing services.

Lionbridge may also face competition from a number of other companies in the future, including some companies that currently seek translation, development or testing services from Lionbridge. Other potential entrants into Lionbridge’s market include India-based offshore development organizations that are providing a range of software development, testing and maintenance services for global technology companies that require translation of the products and applications they provide. As content management software is deployed internationally, these firms may be required to assist their customers with maintaining multilingual databases. While today these companies are often working with Lionbridge to assist in meeting their customers’ needs, it is possible that over time they will expand into offering competitive services.

From time to time, new companies may enter Lionbridge’s global language and content industry. Although Lionbridge builds unique applications and utilizes machine translation software licensed from third parties, Lionbridge’s technology does not preclude or inhibit others from entering its market.

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

Government Contracts

A number of Lionbridge’s customers within its interpretation segment are government entities. Lionbridge is party to two contracts with the U.S. government which account for a material portion of the Company’s Interpretation revenues. Both of these contracts were renewed for multi-year terms in 2009. In the past, Lionbridge has typically been successful in maintaining existing relationships with government entities; however, there is no guarantee that it may continue to do so in the future. In addition, government entities often reserve the right to change the scope of engagements with limited notice, for lack of approved funding or at their convenience.

Intellectual Property Rights

Lionbridge’s success is dependent, in part, upon its proprietary methodologies and practices, including its Translation Workspace language platform, applications of its machine translation technologies, its Freeway portal technology, its proprietary linguistic testing practices and methodologies, its language assets and other intellectual property rights. Lionbridge has patents or patent applications pending relating to its language automation translation memory engine, its machine translation applications and its Translation Workspace and GeoFluent technologies and believes that the duration of these patents is adequate relative to the expected lives of their applications. Patents that have already been issued have remaining terms that range from 8-12 years. Lionbridge relies on a combination of trade secret, license, nondisclosure and other contractual agreements, and copyright and trademark laws to protect its intellectual property rights. Existing trade secret and copyright laws afford Lionbridge only limited protection. Lionbridge enters into confidentiality agreements with its employees, contractors and clients, and limits access to and distribution of Lionbridge’s and Lionbridge’s clients’ proprietary information. Lionbridge cannot assure that these arrangements will be adequate to deter misappropriation of its proprietary information or that it will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Employees

As of December 31, 2010, Lionbridge had approximately 4,500 full-time equivalent employees. Of these, 3,800 were service delivery professionals and 700 were management and administrative personnel performing sales, operations, marketing, process and technology, research and development, finance, accounting, and administrative functions.

Lionbridge has employees in Norway, Poland and Finland who are represented by trade unions, and there are works councils in the Netherlands, France, Germany, Denmark, Finland, and Spain. Lionbridge has never experienced a work stoppage and believes that its employee relations are good.

Compliance with Environmental Laws

Lionbridge conducts its operations in 26 countries and accordingly, is subject to the laws and regulations of each of those countries, many of which have announced or enacted initiatives designed to reduce carbon emissions in the atmosphere. Lionbridge’s business does not involve manufacturing or other processes that are significant contributors to excessive carbon emissions and does not believe its current operating model requires modification in order to comply with these regulations. Lionbridge has a robust program of telecommuting among its world-wide workforce which results in a reduced global footprint due to reduced office and infrastructure occupancy and reduced commuting costs and emissions.

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

Lionbridge derives a significant portion of its revenues from large projects and programs for a limited number of large clients. In addition, a significant portion of Lionbridge’s revenue is linked to the product release cycles and production schedules of its clients, and, in particular, to certain key clients. As a result, Lionbridge performs varying amounts of work for specific clients from year-to-year based on their product release cycles and production schedules. A major client in one year may not have use for a similar level of Lionbridge’s services in another year. Although we generally enter into long-term contracts with our clients, the volume of work we perform for specific clients may vary from year-to-year or quarter-to-quarter. Our contracts may allow our clients to terminate the contract early. There can be no assurance that we will be able to retain these major clients or that, if we were to lose one or more of our major clients, we would be able to replace such clients with clients that generate a comparable amount of revenues. A number of factors could cause us to lose business or revenue from a client, and some of these factors are not predictable and are beyond our control. For example, a client may demand price reductions, change its procurement strategy, move work in-house or reduce previously forecasted demand. In most cases, if a client terminates its contract with us or does not meet its forecasted demand, we have no contractual recourse even if we have hired and trained service professionals to provide services to the client. Consequently, the loss of one or more of our major clients, or the inability to generate anticipated revenues from them, would have a material adverse effect on our business, results of operations and financial condition.

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

For the years ended December 31, 2010 and 2009, Lionbridge’s largest client accounted for 20% and 21% of its revenue, respectively, and its five largest clients accounted for approximately 47% and 46% of its revenue, respectively. As a result, the loss of any major client or a significant reduction in a large project’s scope could materially reduce Lionbridge’s revenue and cash flow, and adversely affect its ability to maintain profitability.

Fluctuations in the mix of customer demand for the Company’s various types of solution offerings could impact Lionbridge’s financial performance and impact Lionbridge’s ability to forecast performance.

Due to fluctuations in customer needs, changes in customer industries, and general economic conditions, customer demand for the range of the Company’s offerings varies from time to time and is not predictable. In addition Lionbridge gross margins vary by customer. Generally, the profitability of an account increases over time. As a result, the mix of solutions provided by Lionbridge to its customers varies at any given time, both within a quarter and from quarter-to-quarter. These variations in service mix impact gross margins and the predictability of gross margins for any period. Therefore, Lionbridge believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful. You should not rely on the results of any one quarter as an indication of Lionbridge’s future performance. Lionbridge may not experience profitability or margin increases in future years comparable to those experienced in some prior years.

Unfavorable conditions in the United States and global economies may adversely affect demand for Lionbridge’s services, which would in turn, adversely affect future revenues and operating results.

The negative global economic environment in the latter part of 2008 and during 2009 altered customer demand for Lionbridge’s services and, in some cases, made customers more cautious and conservative in their decisions to procure Lionbridge’s service offerings. The global recession has had a negative impact on the revenue of many of Lionbridge’s customers and caused them to delay and alter their introduction of new product offerings. Accordingly, customer demand for Lionbridge’s services may not return to the levels that existed prior to 2009. In addition, many of Lionbridge’s clients are seeking to consolidate their current service providers. In some cases, the range and breadth of our service offerings is not as broad as its customers demand. Lionbridge’s ability to sustain growth and our profitability in the current environment is dependent upon its ability to maintain and/or gain a greater share of the business within its clients, and to attract new clients. There can be no assurance that Lionbridge will be able to do so in the future.

More generally, future unfavorable changes in global economic and political conditions, including recession, inflation, fluctuating energy costs, geopolitical issues, and unrest, and the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S., may contribute to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, could precipitate an economic slowdown including a recession. If the economic climate in the U.S. and abroad deteriorates, there could be a negative impact on business and customer spending patterns. More specifically, Lionbridge’s customers or potential customers may cancel, reduce or delay their purchases of our solutions or payment for such solutions, which would adversely impact our revenues, collections of customer receivables and ultimately our profitability.

Potential tightening of credit in financial markets may also adversely affect the ability of customers to obtain financing for their operations and could result in a decrease in or cancellation of orders for Lionbridge’s solutions. In addition, during economic downturns companies may slow the rate at which they pay their vendors or become unable to pay their debts as they become due. If any of our significant clients do not pay amounts owed to us in a timely manner or becomes unable to pay such amounts to us at a time when we have substantial amounts receivable from such client, reserves for doubtful accounts and write-offs of accounts receivable may increase, and in turn our cash flow and profitability may suffer.

The Company cannot predict global economic conditions or when and to what extent these conditions may affect our customers. The Company can not ensure that its business financial condition or results of operations will not be adversely impacted by any negative economic conditions.

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

Lionbridge offers its web-based language technologies on a subscription, or Software-as-a-Service (“SaaS”), service offering. The Company’s current SaaS product includes Translation Workspace™. The Company expects general availability for its second SaaS product, GeoFluent ™ in 2011. These SaaS-based offerings are available to translators and enterprises on a subscription basis, independent of otherwise engaging Lionbridge as the translation services provider. Lionbridge is providing Translation Workspace on a subscription basis to individual translators and agencies for their use with their customers, as well as to corporations and enterprises. Lionbridge will continue to devote capital, personnel and management attention to developing these new services and offerings. These services and offerings will present technological, marketing and management challenges that differ from the challenges the Company faces in its existing core localization business. The success of this expansion and Lionbridge’s future growth and profitability in connection with this initiative will depend in large part on its ability to attract and retain subscribers and to constantly improve the tools and solutions offered and adapt them to changing customer needs. Lionbridge cannot assure you that these web-based solutions and strategy will be successful or that they will be profitable, or if they are profitable, that they will provide an adequate return on capital expended. If Lionbridge is not successful in marketing, selling, developing and deploying these new solutions, its business, financial results and reputation may be harmed.

Defects or disruptions in Lionbridge’s newly introduced web-based tool and service offerings could diminish demand for those offerings and subject the Company to liability.

SaaS offerings may contain undetected errors when first introduced or when new versions or enhancements are released. Since Lionbridge’s customers use our web-based services for important aspects of their business, any errors, defects, disruptions in service or other performance problems with the Company’s service could hurt its reputation and may damage Lionbridge’s customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to Lionbridge, the Company could lose future subscribers or customers may make warranty claims against Lionbridge, which could result in an increase in the Company’s provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

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

The market for Lionbridge’s SaaS-based service offerings is immature and volatile, and if it develops more slowly than the Company expects, Lionbridge’s business could be harmed.

The market for SaaS-based services is emerging and it is uncertain whether SaaS-based services will achieve and sustain high levels of demand and market acceptance. Lionbridge’s success will depend to a substantial extent on the willingness of translators and enterprises, large and small, to subscribe to SaaS-based tools and services for translation requirements. Some potential users may be reluctant or unwilling to use SaaS-based services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If they do not perceive the benefits of subscribing to SaaS-based tools and services, then the market for these services may not develop at all, or it may develop more slowly than the Company expects, either of which may adversely affect Lionbridge’s operating results.

Acceptance of Lionbridge’s SaaS-based tools, technology and service offerings by companies with the need for translated content on a real-time basis and translation professionals is critical to the future growth of this aspect of the Company’s business. Factors that may affect market acceptance of Lionbridge’s service include:

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

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies may occur. For example, the Company believes increased regulation may occur in the area of data privacy and in status of employment. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm Lionbridge’s web-based tools and services business as well as reduce demand for its services by customers that provide Internet-based services.

Demand for subscription fee-based translation tools such as Lionbridge’s and demand for the Company’s high quality translation services could decline if effective tools and solutions become available for free.

Presently there are a number of free translation tools offering limited access to machine translation and translation management applications. If these free offerings become more sophisticated or comprehensive, and become better able to produce more accurate translations and production efficiencies, demand for Lionbridge’s solutions and products, particularly its real-time machine translation offering known as GeoFluent, may decline.

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

Lionbridge conducts a large portion of its business in international markets. For the years ended December 31, 2010 and 2009, respectively, 41% and 46% of Lionbridge’s revenue was denominated in foreign currencies. In addition, 66% and 67% of its costs and expenses for the years ended December 31, 2010 and 2009, respectively, were denominated in foreign currencies. Therefore, the Company is exposed to the risk of an increase in the value of the foreign currencies relative to the U.S. Dollar, which would increase the value of those expenses when measured in U.S. Dollars. Lionbridge’s foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of certain assets and liabilities create fluctuations that may result in translations gains or losses. Management selectively engages in foreign exchange hedging transactions (typically, forward contracts) designed to minimize its exposure to foreign exchange rate fluctuations. Management regularly reviews the hedging program and will make adjustments as necessary, including suspending or accelerating hedging activities based on its judgment of the efficacy of such programs under anticipated market and economic conditions. However, there can be no assurance that our foreign currency management strategy will adequately protect our financial condition or results of operation from the effects of future exchange rate fluctuations.

Lionbridge may not realize the anticipated benefits of current or future cost reduction and restructuring initiatives.

Lionbridge has initiated cost reduction actions to improve its operating cost structure, reduce overhead and better position itself competitively. These cost reduction initiatives include measures designed to better align operating expenses with expected revenue levels, resource reallocations, head count reductions and technology deployments. The timing and implementation of cost reduction initiatives is dependent upon a number of factors, including customer needs and transition requirements, local statutory and regulatory requirements, and economic conditions. Future cost reduction initiatives could result in current period charges and expenses that could impact Lionbridge’s operating results. The anticipated benefits of these cost reduction actions may be negatively impacted by foreign currency exchange rate fluctuations. Lionbridge cannot guarantee that these measures, or other expense reduction measures we take in the future, will result in the expected cost savings.

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

Lionbridge engages resources in multiple countries worldwide and from time-to-time places them in workplaces of its customers. Lionbridge also may engage in redundancy or other reduction in force actions in light of any decline in demand for its services due to global economic conditions. Risks related to these activities include:

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

Lionbridge’s business strategy includes the transition of service execution to its global delivery centers located in India, China, Poland and Slovakia. The rate at which such services may be transitioned and the timing of any transition is difficult to predict and is dependent on customer demand for such services and customer acceptance of such any such transition. Accordingly, changes in the location of service execution may not produce the anticipated financial benefit and the Company may not realize the anticipated benefits of service execution in its Global Delivery Centers to the extent anticipated, or as rapidly as anticipated, all of which could adversely affect Lionbridge’s business, financial condition or results of operations.

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

Lionbridge has made significant acquisitions in the past. The Company may make acquisitions in the future as part of its long-term business strategy. Lionbridge may not realize the anticipated benefits of any acquisition, or Lionbridge may not realize the anticipated benefits as quickly as originally anticipated. In particular, the process of integrating acquired companies into the Company’s existing business may result in unforeseen difficulties and delays. These risks include:

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

As part of its growth strategy, Lionbridge may pursue and make selected acquisitions of complementary businesses. Lionbridge does not have specific personnel dedicated solely to pursuing and making acquisitions. As a result, if Lionbridge pursues any acquisition, its management, in addition to their operational responsibilities, could spend a significant amount of time and management and financial resources to pursue and integrate the acquired business with its existing business. To fund the purchase price of an acquisition, Lionbridge might use capital stock, cash or a combination of both. Alternatively, Lionbridge may borrow money from a bank or other lender. If it uses capital stock, Lionbridge’s stockholders will experience dilution. If it uses cash or debt financing, Lionbridge’s financial liquidity may be reduced. In addition, from an accounting perspective, an acquisition may involve amortization of significant amounts of other intangible assets that could adversely affect Lionbridge’s ability to maintain profitability.

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

Lionbridge conducts business and has operations and clients throughout the world. As a result, Lionbridge’s business is subject to political unrest and economic fluctuations in various countries and to more cost-intensive social insurance and employment laws and regulations, particularly in Europe. In addition, as Lionbridge continues to employ and retain personnel throughout the world and to comply with various employment laws, it may face difficulties in integrating such personnel on a cost-efficient basis. In the U.S. and certain other countries, new employment and labor laws and regulations have been proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. There can be no assurance that the corporate policies Lionbridge has in place to help reduce its exposure to these risks will be effective or that the Company will not experience losses as a result of these risks. As Lionbridge aligns its worldwide workforce, it may face difficulties and expense in reducing its workforce in certain high cost countries and regions, including Europe. To date, Lionbridge has been able to successfully staff its international operations, but if Lionbridge seeks to expand its operations, it may become more difficult to manage its international business. In addition, Lionbridge’s ability to engage individual interpreters and translators as contractors rather than employees may be impacted by changes in employment laws, regulations and interpretations in certain jurisdictions, which may expose Lionbridge to additional costs and expenses. In addition, compliance with complex foreign and U.S. laws and regulations that apply to Lionbridge’s international operations increases the Company’s cost of doing business in international jurisdictions and could expose the Company to fines or penalties. These numerous and sometimes conflicting laws and regulations include import and export requirements, trade restrictions, tax laws, sanctions, data privacy requirements, labor laws, U.S. laws and regulations such as the Foreign Corrupt Practices Act and the regulations of the Office of Foreign Asset Controls (OFAC), and local laws. Violations of these law and regulations could result in fines, criminal sanctions, prohibitions on the conduct of Lionbridge’s business and damage to the Company’s reputation. Although Lionbridge has implemented policies and procedures designed to ensure compliance with these laws, the Company cannot guarantee compliance. Any such violations could materially damage the Company’s reputation, its ability to attract and retain employees, our business and our operating results. Lionbridge’s and its clients’ abilities to conduct business may also be affected by wars, political unrest, terrorism, natural disasters or the impact of diseases such as avian influenza. Furthermore, as a result of operating in international markets, Lionbridge is subject to longer payment cycles from many of its customers and may experience greater difficulties in timely accounts receivable collections. If Lionbridge fails to manage these operations successfully, its ability to service its clients and grow its business will be seriously impeded.

Goodwill and other intangible assets represent a portion of Lionbridge’s assets; any impairment of Lionbridge’s goodwill or other intangible assets will adversely impact its net income.

At December 31, 2010, Lionbridge had goodwill and other intangible assets of approximately $19.3 million, net of accumulated amortization, which represented approximately 12.3% of its total assets. Lionbridge’s goodwill is subject to an impairment test on an annual basis, and both goodwill and other intangible assets are also tested whenever events and circumstances indicate that they may be impaired. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services, increased competition, an increase in operating or other costs, additional volatility in international currencies, the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Lionbridge recorded a goodwill impairment charge of $120.6 million during the year ended December 31, 2008. Although the Company does not believe that an impairment of Lionbridge’s remaining goodwill or other intangible assets exists at this time, in the event that such a condition or event occurs, we may record additional charges which could have a material adverse effect on our results of operations.

If Lionbridge does not respond to future advances in technology and changes in customer demands, its business and results of operations may be adversely affected.

The demand for Lionbridge’s services may be substantially affected, in large part, by future advances in technology and changes in customer demands. Lionbridge’s success will depend on its ability to address the increasingly sophisticated and varied needs of its existing and prospective clients. Lionbridge cannot assure you that there will be a demand for its services in the future. Lionbridge’s success in servicing its clients will be largely dependent on its development of strategic business solutions and methodologies in response to technological advances and client preferences. For example, Lionbridge’s services are based on a hosted internet-based language technology platform, core components of which include Lionbridge’s Translation Workspace technology.

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

A system failure could cause delays or interruptions of service, which could cause Lionbridge to lose clients, including subscribers to its translation service offerings.

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

For the years ended December 31, 2010 and 2009, Lionbridge achieved an operating profit of $3.0 million and $1.4 million, respectively. For the year ended December 31, 2008, Lionbridge incurred an operating loss of $114.2 million, which included a $120.6 million goodwill impairment charge. For the years ended December 31, 2007, 2006 and 2005, Lionbridge achieved operating profits of $9.0 million, $15.0 million, and $1.3 million, respectively. However, prior to 2005, Lionbridge incurred substantial losses and may incur losses in the future. Lionbridge has an accumulated deficit of $236.7 million as of December 31, 2010. Lionbridge intends to continue to invest in internal expansion, infrastructure, select acquisitions and its sales and marketing efforts. Lionbridge cannot assure you that it will continue to achieve operating profits in the future or will generate net income in the future.

Changes in, or interpretations of, tax rules and regulations may adversely affect Lionbridge’s effective tax rates.

Lionbridge is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining Lionbridge’s worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Lionbridge is subject to the continual examination by tax authorities in certain jurisdictions and the Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although Lionbridge believes its tax estimates are reasonable, the final determination of tax audits could be materially different than what is reflected in historical income tax provisions and accruals, and could result in a material effect on the Company’s income tax provision, net income, or cash flows in the period or periods for which that determination is made. If additional taxes are assessed, the possibility exists for an adverse impact on Lionbridge’s financial results.

In addition, unanticipated changes in Lionbridge’s tax rates could affect its future results of operations. Lionbridge’s future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenues in countries with low statutory tax rates, or by changes in the valuation of the Company’s deferred tax assets or liabilities.

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

If future results are different than anticipated, there may be adjustments to stock- based compensation expense.

Lionbridge uses stock-based compensation as one of its central incentive and retention components for its key employees. A portion of stock-based compensation expense relates to long-term performance-based stock incentive awards, which will vest only if future revenue and/or profitability levels are met. If these revenue and/or profitability levels are not fully met, all or some portion of the equity will be forfeited, and previously recorded stock-based compensation expense will be adjusted which if material, could affect future earnings.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Lionbridge maintains solution centers in North America, South America, Europe and Asia. Lionbridge’s headquarters and principal administrative, finance, legal, sales and marketing, investor relations and information technology operations are located in Waltham, Massachusetts. Its principal operational facilities are located as follows:

—	North America—Bellevue, Washington; Boise, Idaho; Boulder, Colorado; Framingham, Massachusetts; Madison Heights, Michigan; San Diego, California; Washington, D.C.; and Montreal, Canada

—	South America—Brazil, Chile

—	Europe—Belgium, Denmark, England, Finland, France, Germany, Ireland, Italy, The Netherlands, Norway, Portugal, Poland, Slovakia, Spain, Sweden

—	Asia—China, India, Japan, South Korea, Singapore, Taiwan, Thailand

Item 3.	Legal Proceedings

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals have been filed objecting to the definition of the settlement class and fairness of the settlement, five of which have been dismissed with prejudice. Two appeal briefs have been filed by the remaining five objector groups, and those appeals remain pending. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

The Company does not expect any liability from these proceedings, if any, to have a material adverse effect on its financial position, results of operations or liquidity.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 28, 2011, there were 828 holders of record of Lionbridge’s common stock. Lionbridge’s common stock is listed and traded on the Nasdaq Global Market under the symbol “LIOX”.

The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock for the past eight quarters, all as reported by the Nasdaq Global Market of the Nasdaq Stock Market LLC.

	High	Low
2010
First Quarter	$3.75	$2.25
Second Quarter	$6.21	$3.51
Third Quarter	$5.40	$4.05
Fourth Quarter	$5.27	$3.13

2009
First Quarter	$1.92	$0.94
Second Quarter	$1.98	$0.94
Third Quarter	$3.10	$1.77
Fourth Quarter	$2.80	$1.85

During 2010, the Company purchased 158,517 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested, 9,669 of these restricted shares were purchased during the quarter ended December 31, 2010 at an average price per share of $4.36. The following table provides information about Lionbridge’s purchases of restricted shares for the year ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2010 – January 31, 2010	58,945	$2.39
February 1, 2010 – February 28, 2010	17,427	$3.14
May 1, 2010 – May 31, 2010	66,761	$5.31
June 1, 2010 – June 30, 2010	475	$5.21
July 1, 2010 – July 31, 2010	477	$4.88
September 1, 2010 – September 30, 2010	4,763	$4.33
October 1, 2010 – October 31, 2010	5,193	$4.78
November 1, 2010 – November 30, 2010	2,288	$4.17
December 1, 2010 – December 31, 2010	2,188	$3.55

	158,517	$3.90

In addition, upon the termination of employees during the year ended December 31, 2010, 419,751 unvested restricted shares were forfeited, 6,625 of which were forfeited in the quarter ended December 31, 2010. The following table provides information about Lionbridge’s forfeited restricted shares for the year ended December 31, 2010:

Period	Total Number of Shares Forfeited
February 1, 2010 – February 28, 2010	15,250
March 1, 2010 – March 31, 2010	23,250
April 1, 2010 – April 30, 2010	1,000
July 1, 2010 – July 31, 2010	2,500
September 1, 2010 – September 30, 2010	371,126
November 1, 2010 – November 30, 2010	6,625

419,751

In September 2007, Lionbridge announced that its Board of Directors authorized the repurchase up to $12.0 million of shares of the Company’s outstanding common stock. As of December 31, 2007, the Company acquired 3,159,095 shares of its common stock for $10.2 million at a volume weighted average price of $3.24 per share. In February 2008, the Company’s Board of Directors authorized an incremental repurchase program of up to $12.0 million of the Company’s common stock according to working capital requirements and management discretion. In connection with this incremental repurchase program, during 2008 the Company acquired 1,490,568 shares of its common stock for $4.3 million at a volume weighted average price of $2.92 per share. As of December 31, 2010, under the combined programs the Company has purchased 4,649,663 shares of its common stock at a volume weighted average price of $3.14 per share and total cost of $14.6 million, however no shares were purchased in 2009 or 2010.

Lionbridge currently intends to retain any earnings for its use in its business. Lionbridge has not paid any cash dividends on its capital stock in the last two completed fiscal years and does not currently anticipate paying any cash dividends on its capital stock in the foreseeable future.

The following chart compares the total stockholder return on a cumulative basis of $100 invested in Lionbridge’s common stock for the period from December 31, 2005 through December 31, 2010 to the Nasdaq Composite Index, Russell 2000 Index, Morningstar Business Services and the Hemscott Business Software & Services Index.

	2005	2006	2007	2008	2009	2010
LIONBRIDGE TECHNOLOGIES, INC.	100.00	91.74	50.57	17.81	32.76	52.56
NASDAQ COMPOSITE INDEX	100.00	110.25	121.88	73.10	106.22	125.36
RUSSELL 2000 INDEX	100.00	118.37	116.51	77.15	98.11	124.46
MORNINGSTAR BUSINESS SERVICES	100.00	113.36	126.89	83.71	112.25	126.77
HEMSCOTT BUSINESS SOFTWARE & SERVICES	100.00	118.47	122.87	79.23	147.41	189.23

The Stock Performance Graph furnished shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6.	Selected Financial Data

The selected consolidated financial data as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 have been derived from the audited consolidated financial statements of Lionbridge which appear as part of Item 15 of this Form 10-K. The selected consolidated financial data as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 have been derived from audited consolidated financial statements of Lionbridge that are not included in this Form 10-K.

The historical results presented are not necessarily indicative of future results. You should read the data set forth below in conjunction with the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$405,238	$389,250	$461,432	$451,994	$418,884
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	275,474	264,038	314,137	302,059	277,814
Sales and marketing	31,218	28,777	33,551	32,841	30,483
General and administrative	74,087	74,056	87,872	87,041	74,286
Research and development	3,880	4,026	5,273	3,375	2,811
Depreciation and amortization	4,901	4,619	4,741	5,186	5,536
Amortization of acquisition-related intangible assets	4,892	5,520	8,441	8,453	8,696
Goodwill impairment	—	—	120,587	—	—
Merger, restructuring and other charges	7,762	6,842	1,007	4,019	4,232

Total operating expenses	402,214	387,878	575,609	442,974	403,858

Income (loss) from operations	3,024	1,372	(114,177)	9,020	15,026
Interest expense:
Interest on outstanding debt	939	1,777	3,872	5,403	7,712
Accretion of discount on debt and deferred financing costs	311	177	177	190	858
Accelerated recognition of discount and deferred financing costs on early repayment of debt	—	—	—	—	2,129
Interest income	87	122	527	699	427
Other (income) expense, net	1,749	3,732	2,603	3,347	3,779

Income (loss) before income taxes	112	(4,192)	(120,302)	779	975
Provision for (benefit from) income taxes	1,402	(184)	(997)	4,991	5,877

Net loss	$(1,290)	$(4,008)	$(119,305)	$(4,212)	$(4,902)

Net loss per share: (1)
Basic and diluted	$(0.02)	$(0.07)	$(2.14)	$(0.07)	$(0.08)
Weighted average number of shares outstanding:
Basic and diluted	56,690	56,036	55,837	59,297	58,997

(1)	See Note 2 to Lionbridge’s consolidated financial statements for an explanation of the basis used to calculate net loss per share.

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$28,206	$27,432	$37,978	$32,248	$27,354
Working capital	40,795	36,182	57,163	64,460	60,893
Total assets	156,976	152,719	184,182	333,063	321,500
Long-term debt, less current portion and discounts	24,700	24,700	55,700	71,751	77,855
Capital lease obligations, less current portion	14	15	47	207	150
Stockholders’ equity	45,174	41,029	39,670	156,154	156,688

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Founded in 1996, Lionbridge is a leading provider of language, development and testing solutions that enable clients to develop, release, manage and maintain their technology applications and content globally. Lionbridge Global Language and Content (“GLC”) solutions enable the translation, localization and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Lionbridge GLC solutions involve translating, localizing and adapting content and products to meet the language and cultural requirements of users throughout the world. As part of its GLC solutions, Lionbridge also develops eLearning content and technical documentation. Lionbridge GLC solutions are based on the Company’s Web-based language technology platforms and global service delivery model which make the translation and localization processes more efficient for Lionbridge clients and translators.

Through its Global Development and Testing (“GDT”) solutions, Lionbridge develops, optimizes and maintains IT applications and performs testing to ensure the quality, interoperability, usability, relevance and performance of clients’ software, consumer technology products, web sites and content. Lionbridge has deep domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model. Lionbridge also provides specialized search relevance testing, keyword optimization and related services for clients with global search engines and online marketing initiatives.

Lionbridge also provides interpretation services to government organizations and businesses that require human interpreters for non-English speaking individuals.

Lionbridge provides a full suite of language, testing and development solutions to businesses in diverse end markets including technology, mobile and telecommunications, internet and media, life sciences, government, automotive, retail and aerospace. Lionbridge’s solutions include: translation and localization; interpretation; language technology; technical authoring and eLearning; product engineering; application development and maintenance and testing; and global professional crowdsourcing. Lionbridge’s services enable global organizations to increase market penetration and speed adoption of global content and products, enhance return on enterprise application investments, increase workforce productivity and reduce costs.

In 2010 and 2009, Lionbridge’s operating profit was $3.0 million and $1.4 million, respectively, with net losses of $1.3 million and $4.0 million, respectively. In 2008, Lionbridge’s operating loss was $114.2 million (which included a goodwill impairment charge of $120.6 million) with a net loss of $119.3 million. In 2007, 2006 and 2005, Lionbridge’s operating profit was $9.0 million, $15.0 million and $1.3 million, respectively, with a net loss of $4.2 million, $4.9 million and $3.9 million, respectively. Lionbridge had an accumulated deficit of $236.7 million at December 31, 2010.

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

Lionbridge’s GLC services include Translation Workspace, the Company’s hosted proprietary, internet-architected translation memory application that simplifies translation management. This SaaS application is available to translators on a subscription basis. Access revenue is billed in advance and generally recognized over the subscription period. Incremental overage fees are recognized in the period incurred.

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

Valuation of Goodwill and Other Intangible Assets.    Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include: an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2010 and 2009, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded in either year. Estimating future cash flows requires management to make projections that can materially differ from actual results.

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

Significant Acquisitions

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2010 have resulted in the cumulative recognition of approximately $204.3 million of goodwill and other intangible assets on its balance sheet. As more fully discussed in Notes 2 and 4 to Lionbridge’s consolidated financial statements, the company recorded a noncash goodwill impairment charge of $120.6 million in the fourth quarter of 2008. Other acquired intangible assets are amortized over periods ranging from one to twelve years. Lionbridge did not have any acquisitions in the three year period ended December 31, 2010.

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

Merger, Restructuring and Other Charges

Lionbridge recorded $7.8 million of restructuring and other charges in the year ended December 31, 2010. The $7.8 million included $5.7 million for workforce reductions in Europe, the Americas and Asia consisting of 70 technical staff, 8 administrative staff and 6 sales staff, $1.2 million recorded for vacated facilities and associated site closure costs, $673,000 of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions and $270,000 for the accelerated amortization of long-lived assets in connection with vacated facilities, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. Of these charges, $7.7 million related to the Company’s GLC segment and $133,000 related to the GDT segment. Of the $4.0 million of cash payments related to restructuring in 2010, $3.9 million and $89,000 related to the GLC and GDT segments, respectively.

Lionbridge recorded $6.8 million of restructuring and other charges in the year ended December 31, 2009. The $6.8 million included $4.4 million for workforce reductions in Europe, the Americas and Asia consisting of 179 technical staff, 25 administrative staff and 18 sales staff, and $2.4 million recorded for vacated facilities, recorded pursuant to the guidance of ASC 420 and ASC 712, and related literature. Of the $2.4 million recorded for vacated facilities, $1.5 million was a revision of estimated liability recorded on a certain vacated facility. Of these charges, $6.5 million related to the Company’s GLC segment, $260,000 related to the GDT segment, $32,000 related to Corporate and Other and $20,000 related to the Interpretation segment. Of the $4.5 million of cash payments related to restructuring in 2009, $4.1 million, $292,000, $32,000 and $20,000 related to the GLC, GDT, Corporate and Other and Interpretation segments, respectively.

Lionbridge recorded $1.0 million of restructuring and other charges in the year ended December 31, 2008. The $1.0 million included $684,000 for workforce reductions in Europe consisting of 26 staff and 4 administrative staff and $323,000 recorded for vacated facilities, recorded pursuant to the guidance of ASC 420 and ASC 712, and related literature. Of these charges, $927,000 related to the Company’s GLC segment, $55,000 related to the Interpretation segment and $25,000 related to the GDT segment. Of the $2.4 million of cash payments related to restructuring in 2008, $2.2 million, $168,000 and $45,000 related to the GLC, GDT and Interpretation segments, respectively.

The following table summarizes the merger and restructuring reserve activity (excluding the $270,000 long-lived asset accelerated amortization in 2010) for the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Beginning balance, January 1	$3,261,000	$933,000	$2,365,000
Employee severance:
Restructuring charges recorded	5,721,000	4,410,000	684,000
Cash payments related to liabilities recorded on exit or disposal activities	(2,977,000)	(3,436,000)	(1,353,000)

	2,744,000	974,000	(669,000)

Vacated facility/lease termination:
Restructuring charges recorded	1,001,000	879,000	323,000
Revisions of estimated liabilities	673,000	1,492,000	(53,000)
Cash payments related to liabilities assumed and recorded on business combinations	(57,000)	(220,000)	(671,000)
Cash payments related to liabilities recorded on exit or disposal activities	(1,015,000)	(797,000)	(362,000)

	602,000	1,354,000	(763,000)

Ending balance, December 31	$6,607,000	$3,261,000	$933,000

At December 31, 2010, the consolidated balance sheet includes accruals totaling $6.6 million primarily related to employee terminations costs and vacated facilities. Lionbridge currently anticipates that $5.0 million of this will be fully utilized in 2011. The remaining $1.6 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

Non-Cash Charges

Stock-Based Compensation

Lionbridge recorded stock-based compensation of approximately $4.0 million, $3.6 million and $5.4 million in 2010, 2009 and 2008, respectively, in connection with stock options and restricted stock awards.

Lionbridge issued 2,065,511 and 1,280,897 shares of restricted common stock and restricted stock units with a fair market value of $6.3 million and $2.2 million in 2010 and 2009, respectively. Of the total 2,065,511 shares of restricted common stock and restricted stock units issued in 2010, 1,197,000 have restrictions on disposition which lapse over four years from the date of grant, 26,511 have restrictions on disposition which lapse over thirteen months from the date of grant, and 842,000 restricted shares were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance based stock incentive awards under the Corporation’s 2005 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two or three calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee. Lionbridge currently expects to amortize the following unamortized compensation in connection with restricted stock awards outstanding as of December 31, 2010 in the years ending:

Year ending December 31,
2011	$2,811,000
2012	1,722,000
2013	646,000
2014	68,000

$5,247,000

For the years ended December 31, 2010, 2009 and 2008, 470,500, 314,125 and 365,000 stock options were granted, respectively.

Lionbridge currently expects to amortize the following amounts of stock-based compensation related to stock options outstanding as of December 31, 2010 in the years ending:

Year ending December 31,
2011	$481,000
2012	200,000
2013	123,000
2014	26,000

$830,000

Executive Summary

In 2010, the Company implemented many aspects of its long term strategy to grow its organization through large, recurring relationships with global organizations; transform its market position in its translation business from that of a leading provider of translation services into a strategic provider of services and technologies for multilingual communications; and accelerate its market leadership through innovative translation, development and testing solutions. The Company’s recent achievements include:

—

Establishing and growing recurring relationships with some of the world’s most respected global organizations. Lionbridge maintains strong recurring client relationships. In 2010, 84% of the Company’s revenue was derived from clients that had procured solutions from Lionbridge every quarter for 12 consecutive quarters or longer. During the year, the Company expanded and extended relationships with several of its existing large clients and established new relationships with organizations in the technology, life sciences and entertainment sectors.

—

In its GLC segment, Lionbridge continued to diversify its client base by securing new business with large organizations in the technology, entertainment, retail and life sciences industries. Lionbridge believes that many of these new clients have chosen Lionbridge as their provider largely because the Company’s service and technology solutions enable these organizations to get their products to market expeditiously, efficiently, and in a high quality manner. In 2011, the Company also expects to strengthen its GLC business by growing revenue from clients in specific vertical markets.

—

In its GDT segment, Lionbridge grew its revenue and added new management leadership including the addition of a new VP of Sales and new General Manager. During the year, Lionbridge GDT successfully offset revenue declines by securing a new, large-scale program with an existing client, renewing a large contract with a long-standing client, and establishing new relationships with large organizations in the entrainment and media industry and in the life sciences sector. In 2011, the Company expects to grow its GDT business by expanding its existing client relationships and establishing new client programs that utilize Lionbridge’s technical expertise in developing and testing Web, SaaS, smartphone and tablet applications.

—

During 2010, Lionbridge maintained and strengthened its relationships with two major clients in its Interpretation segment. In 2011 Lionbridge expects these relationships, one of which has been in place for more than two decades, to expand. The Company also expects to increase its sales and operations focus in this segment and to establish new relationships with other government agencies.

—

Expanding its market opportunities by investing in SaaS technology development.    Over the past several years, Lionbridge developed and scaled Translation Workspace, a global internet-architected platform to manage language assets in real-time, in a private, hosted environment. In 2010, the Company completed the migration of Translation Workspace from an internal productivity technology into a commercially-available, multi-tenant SaaS-based application that can be accessed by translators and agencies around the world. Lionbridge believes Translation Workspace offers unique capabilities for aggregating, sequencing and managing translation memories and other language assets within a subscriber-specific, private cloud workspace. By the end of 2010, more than 2,200 translators and agencies in over 80 countries had subscribed to and adopted Translation Workspace as a translation productivity platform. In 2011, the Company expects to expand Translation Workspace with additional subscriptions from translators, agencies and to extend the offering to enterprise clients. The Company also expects to expand the features of Translation Workspace by providing subscribers with access to a Lionbridge platform called GeoWorkz.com that will allow subscribers to view, access and apply for job postings from Lionbridge program managers across 35 offices in over 26 countries that are managing translation, localization and other programs for the Company’s portfolio of global clients.

Also in 2010, Lionbridge established a partnership with IBM to develop and commercialize GeoFluent, a real time translation technology that can instantly translate content and communications into multiple languages. Industry analysts in the translation sector estimate that global enterprises translate less than 10% of their enterprise content due to the time and cost requirements of traditional translation services and the quality and privacy barriers of free translation tools on the Web. Lionbridge believes GeoFluent may offer a cost-effective, comprehensible, real-time translation solution that significantly reduces the time, cost and quality constraints of other translation methods. GeoFluent includes an IBM-developed machine translation engine, a proprietary Lionbridge customization solution to increase comprehension and usability of translation, a set of pre-built user interfaces, Application Programming Interfaces (APIs) for easy integration into enterprise applications, and access to Lionbridge’s translation memory capability. During 2010, a number of enterprises used beta versions of GeoFluent and expressed interest in using GeoFluent more broadly to translate content such as online support chat, user-generated Website content and other communications that require fast, efficient translation. Lionbridge expects to make GeoFluent generally available in 2011. By offering a real time multilingual communication solution, Lionbridge believes it can help organizations increase customer loyalty, expand revenue opportunities and reduce the cost of global support.

During the year, Lionbridge invested in its technology development and infrastructure to support the commercialization of Translation Workspace and the development of GeoFluent. By expanding the market for Translation Workspace and by introducing GeoFluent as a real time automated translation application, Lionbridge believes it will effectively reach its goals of transforming the Lionbridge business to incorporate both services and technology, which in turn may allow it to expand its market leadership and increase revenue growth opportunities.

—

Extending Lionbridge Leadership in human capital management.    Lionbridge has established expertise in identifying, qualifying and interacting with a large population of independent, freelance professionals in over 100 markets who have specific language, domain, technical or locale-specific knowledge that Lionbridge utilizes in its service delivery to its clients. In 2010, Lionbridge extended its global crowdsourcing capability by increasing the number of qualified freelance professionals and by extending the crowdsourcing services it provides to clients. In addition to its existing crowdsourcing offerings for translation, interpretation, and multilingual search relevance rating, the Company added new crowdsourcing services including online content editorial, multilingual keyword optimization and regulatory compliance monitoring. These newly expanded crowdsourcing services help clients determine if their search engine results, web content and hosted applications are consistent with user expectations in local markets. In 2011, Lionbridge believes its global crowdsourcing solutions will enable it to expand its relationships with existing clients and secure new relationships with both large enterprises and marketing agencies by offering assessments that may be used to increase global organizations’ online revenue, enhance customer experience and lower their customer acquisition costs.

—

Optimizing Global Scale    Over the past several years, Lionbridge has built a global infrastructure that optimizes its core service offerings. In 2010, the Company expanded the scale and breadth of client solutions through the deployment of technology, the growth of its crowdsourcing capabilities and enhancements of its delivery capabilities in India, China and Poland. This expansion has allowed Lionbridge to secure new client relationships by providing an integrated solution that combines technology, vertical market knowledge and global scale to enhance clients’ global delivery of products and Web content. In 2011 Lionbridge expects to expand its marketing and sales initiatives to focus on revenue opportunities that utilize its global scale and expertise as an integrated services and technology offering that combines its translation, testing and development capabilities.

—

Adjusting its cost structure to respond more quickly to changes in customer demand.    Despite many achievements in its GLC segment, one of Lionbridge’s largest customers in its GLC segment postponed several of its technology release projects in the second half of the year, which had a negative impact on Lionbridge’s revenue in 2010. To adjust its cost structure to respond to the variable demand for the Company’s services, the Company undertook a number of cost-cutting and restructuring activities in 2010. Lionbridge believes these activities enabled the Company to enhance the efficiency of its global operations that support it GLC segment in 2010 and that these actions will continue to increase the efficiency of its GLC cost structure in the future.

In 2011, the Company expects sales to increase from 2010 primarily as a result of organic growth driven by anticipated increases in revenue from several large recurring client relationships in its GLC and GDT segments; new relationships with organizations in specific vertical markets such as life sciences, manufacturing and retail; new subscribers and enterprise clients for its Translation Workspace and GeoFluent SaaS offerings and new revenue opportunities for its global crowdsourcing offerings. The Company expects moderate demand for solutions that help clients expand their revenue opportunities in the U.S. and European markets during 2011, with significantly higher demand for solutions that help clients grow their revenue opportunities in developing economies. Lionbridge expects to offset traditional pricing pressure for certain new projects and contract renewals by utilizing its technology, global scale and by continuing its ongoing cost management and operational efficiency initiatives. To facilitate the growth of its SaaS offerings and to meet client demand for certain development and testing programs in its GDT segment, Lionbridge expects to continue to increase its software development activities and personnel, and make additional investments in leasehold improvements which is likely to increase the Company’s capital expenditure expenses in 2011.

In 2011 Lionbridge expects to continue to implement aspects of its long-term strategy by establishing recurring relationships with large clients, providing the capability, capacity, and in-country expertise its clients require, and by extending its SaaS technology to new potential customers. As a result, Lionbridge expects to increase its market opportunities, improve operational efficiency, and enhance productivity for its clients, which may in turn, accelerate Lionbridge’s revenue and profitability growth opportunities.

Financial Overview

During 2010, certain customers resumed projects that had been delayed or postponed in 2009 due to the global economic slowdown at that time, although other customers continued to delay previously scheduled projects. In addition, in many cases, projects were resumed with reduced scope. Customers continue to enter into new engagements cautiously and conservatively, likely due to uncertain economic conditions and their internal cost-containment directives. Despite this, the Company’s revenue increased 4.1% and net loss decreased by $2.7 million year-over-year reflecting the effectiveness of the Company’s ongoing cost management activities and its technology-assisted production model which increase production efficiency and reduce overhead costs.

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

Certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro and other currencies, as a large portion of its cost of revenue and general and administrative expenses are payable in Euros and other currencies, while the majority of its revenues are recorded in U.S. Dollars. Approximately 41% of Lionbridge’s revenue is denominated in non-U.S. Dollars but more than 66% of the Company’s costs are denominated in non-U.S. Dollar, principally the Euro. During 2010, the value of the U.S. Dollar relative to the Euro strengthened by 5.0% from the prior year. This strengthening had an unfavorable foreign currency impact on revenue for 2010, particularly in the GLC segment. In addition, the Company’s operating income and net income for 2010 were unfavorably impacted by foreign currency translation due to the strengthening of the U.S. Dollar relative to the Euro and certain other currencies.

The Company’s liquidity position remains strong, in part due to effective cash management actions. Lionbridge generated approximately $8.0 million in cash flow from operations in 2010. The Company’s cash as of December 31, 2010 was $28.2 million and the Company concluded 2010 in a net cash positive position.

Revenue increased 4.1% year-over-year, indicating renewed customer demand for the Company’s service offerings, particularly in the Company’s GLC segment. The Company believes that the more efficient cost and operating structure implemented in 2010, coupled with its continued investment in innovative language technologies, will allow the Company to enhance its operating results in 2011, particularly if customer demand for the Company’s services continues to strengthen.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenue.

	Year Ended December 31,
	2010	2009	2008
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	68.0	67.8	68.1
Sales and marketing	7.7	7.4	7.3
General and administrative	18.3	19.0	19.0
Research and development	1.0	1.0	1.2
Depreciation and amortization	1.2	1.2	1.0
Amortization of acquisition-related intangible assets	1.2	1.4	1.8
Goodwill impairment	—	—	26.1
Merger, restructuring and other charges	1.9	1.8	0.2

Total operating expenses	99.3	99.6	124.7

Income (loss) from operations	0.7	0.4	(24.7)
Interest expense:
Interest on outstanding debt	0.2	0.5	0.8
Amortization of deferred financing charges	0.1	—	0.1
Interest income	—	—	0.1
Other expense, net	0.4	1.0	0.6

Income (loss) before income taxes	—	(1.1)	(26.1)
Provision for (benefit from) income taxes	0.3	(0.1)	(0.2)

Net loss	(0.3)%	(1.0)%	(25.9)%

Revenue.    The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the years ended December 31, 2010, 2009 and 2008, respectively:

	2010		2009		2008
GLC	$289,588,000	71%	$281,734,000	72%	$338,831,000	73%
GDT	95,929,000	24%	84,203,000	22%	95,492,000	21%
Interpretation	19,721,000	5%	23,313,000	6%	27,109,000	6%

Total revenue	$405,238,000	100%	$389,250,000	100%	$461,432,000	100%

In 2010, total revenue was $405.2 million, an increase of $16.0 million, or 4.1% from $389.3 million in 2009. This period-over-period increase in total revenue was primarily due to approximately $21.2 million of organic growth, or 5.4%, partially offset by decreased revenue of $5.2 million as a result of the U.S. Dollar strengthening against certain foreign currencies, in particular the Euro, as compared to the prior year. Lionbridge conducts a large portion of its business in international markets. Approximately 41% of its revenue for the year ended December 31, 2010 is denominated in foreign currencies, primarily the Euro. A fluctuation in foreign currency exchange rates primarily affects the GLC segment. Revenue increases during 2010 in the GLC and GDT segments were $7.9 million and $11.7 million, respectively, as compared to 2009. Revenue decline during 2010 in the Interpretation segment was $3.6 million as compared to 2009. In 2009, total revenue was $389.3 million, a decrease of $72.2 million, or 15.6% from $461.4 million in 2008. Revenue decline during 2009 in each of the GLC, GDT and Interpretation segments was $57.1 million, $11.3 million and $3.8 million, respectively, as compared to 2008. The Company’s decline in revenue was primarily due to decreased demand for the Company’s services as a result of the recessionary global economic environment and, in the GLC segment, as a result of the strengthened U.S. Dollar. Of the total $72.2 million decrease, approximately $60.8 million was a result of decreased demand for the Company’s services due to the global economic slowdown and approximately $11.4 million was due to the strengthening of the U.S. Dollar against most foreign currencies.

Revenue from the Company’s GLC business for the year ended December 31, 2010 increased $7.9 million, or 2.8%, to $289.6 million from $281.7 million for the year ended December 31, 2009. As compared to 2009, GLC revenue revenues increased approximately $12.7 million due to organic growth reflecting increased demand for the Company’s services, particularly from existing customers, partially offset by decreased revenue of approximately $4.8 million as a result of the U.S. Dollar strengthening against certain foreign currencies, in particular against the Euro. In 2009, revenue from the Company’s GLC business was $281.7 million, a decrease of $57.1 million, or 16.9% from $338.8 million for the year ended December 31, 2008. As compared to 2008, GLC revenue decreased approximately $46.6 million due to the global economic slowdown resulting in decreased demand for the Company’s services, particularly from existing customers and approximately $10.5 million due to the strengthening in the U.S. Dollar’s exchange rates, in particular against the Euro. The decrease in GLC revenue was partially offset by revenue from new customer engagements initiated during 2009.

Revenue from the Company’s GDT business for the year ended December 31, 2010 was $95.9 million, an increase of $11.7 million, or 13.9%, from $84.2 million for the year ended December 31, 2009. The period-over-period increases in GDT revenue were primarily due to increased revenue from expanded relationships with, and new programs from existing customers. In 2009, revenue from the Company’s GDT business was $84.2 million, a decrease of $11.3 million, or 11.8%, from $95.5 million in 2008. The decrease in GDT revenue for the year ended December 31, 2009 was primarily due to decreased revenue from existing customer engagements and was partially offset by a new program with an existing customer. Revenue in the GDT business is not materially impacted by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation business for the year ended December 31, 2010 was $19.7 million, a decrease of $3.6 million, or 15.4%, from $23.3 million for the year ended December 31, 2009. The decrease in Interpretation revenue for the year ended December 31, 2010 was primarily due to decreased revenue from one large customer engagement. In 2009, revenue from the Company’s Interpretation business was $23.3 million, a decrease of $3.8 million, or 14.0%, from $27.1 million in 2008. The decrease in Interpretation revenue for the year ended December 31, 2009 was primarily due to decreased revenue from one large customer engagement. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Lionbridge’s ten largest customers accounted for 56% of revenue in 2010 as compared to 57% of revenue in 2009 and 55% of revenue in 2008.

Cost of Revenue.    Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the prior year and as a percentage of revenue for the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	% Change 2009 to 2010	2009	% Change 2008 to 2009	2008
GLC:
Cost of revenue	$193,848,000	1.6%	$190,719,000	(18.7)%	$234,508,000
Percentage of revenue	66.9%		67.7%		69.2%
GDT:
Cost of revenue	64,620,000	18.2%	54,688,000	(8.1)%	59,541,000
Percentage of revenue	67.4%		64.9%		62.4%
Interpretation:
Cost of revenue	17,006,000	(8.7)%	18,631,000	(7.3)%	20,088,000
Percentage of revenue	86.2%		79.9%		74.1%

Total cost of revenue	$275,474,000		$264,038,000		$314,137,000

Percentage of revenue	68.0%		67.8%		68.1%

During 2010, as a percentage of revenue, cost of revenue increased to 68.0% as compared to 67.8% for the same period of the prior year. This increase was primarily the result of customer and work mix changes in the Company’s GDT segment and decreased revenue levels in the Interpretation segment. The increased cost of revenue percentage was partially offset by cost saving initiatives implemented in 2009 and 2010 in its GLC segment, and continued benefits realized from the deployment and use of Lionbridge’s language management technology platform in addition to the strengthening of the U.S. Dollar against certain foreign currencies, particularly the Euro, as compared to 2009.

For the year ended December 31, 2010, cost of revenue was $275.5 million, an increase of $11.5 million, or 4.4%, as compared to $264.0 million for the same period of 2009. This increase was primarily associated with the $16.0 million increase in revenue as compared to the prior year, offset by approximately $2.8 million of reduced expenses attributable to the strengthening of the U.S. Dollar’s exchange rate against certain foreign currencies, in particular the Euro. For the year ended December 31, 2009, cost of revenue decreased $50.1 million, or 15.9%, to $264.0 million as compared to $314.1 million for the prior year. The decrease was primarily associated with the $72.2 million decrease in revenue as compared to the corresponding period of the prior year. The decrease also includes approximately $14.5 million due to the strengthened U.S. Dollar against most foreign currencies, particularly the Euro.

Each segment provides distinctive services with different gross margins. For the year ended December 31, 2010, GLC, GDT and Interpretation accounted for approximately 71.5%, 23.8% and 4.7% of the total revenue. For the year ended December 31, 2009 GLC, GDT and Interpretation accounted for approximately 72.4%, 21.6% and 6.0% of the total revenue.

Cost of revenue as a percentage of revenue in the Company’s GLC business decreased to 66.9% for the year ended December 31, 2010, as compared to 67.7% for the same period of the prior year. For the year ended December 31, 2010, GLC cost of revenue increased $3.1 million to $193.8 million as compared to $190.7 million for the corresponding period of the prior year. This increase is primarily associated with the $7.9 million increase in revenue as compared to the corresponding period of the prior year, offset by reduced expenses of approximately $2.5 million attributable to the strengthening of the U.S. Dollar exchange rate against certain foreign currencies, as compared to the corresponding period of 2009.

In 2009, cost of revenue as a percentage of revenue in the Company’s GLC business decreased to 67.7%, as compared to 69.2% for the same period of the prior year. The decrease was primarily the result of cost saving initiatives implemented in 2008, benefits realized from the restructuring activities initiated in the beginning of 2009, the strengthening of the U.S. Dollar against most foreign currencies, particularly the Euro, and continued benefits of the deployment and use of Lionbridge’s language management technology platform. Cost of revenue decreased $43.8 million to $190.7 million compared to $234.5 million for the same period of the prior year. The decrease in cost is primarily associated with the $57.1 million decrease in revenue as compared to the corresponding period of the prior year. The decrease also includes approximately $12.6 million of cost reduction due to the strengthened U.S. Dollar against most foreign currencies as compared to the year ended December 31, 2008.

Cost of revenue as a percentage of revenue in the Company’s GDT business increased to 67.4% for the year ended December 31, 2010, as compared to 64.9% for the same period of the prior year, primarily due to changes in customer mix and an increase in U.S.-based customer delivery. For the year ended December 31, 2010, GDT cost of revenue was $64.6 million, an increase of $9.9 million, or 18.2%, as compared to $54.7 million for the same period of 2009. This increase was primarily associated with the $11.7 million increase in revenue as compared to the corresponding period of the prior year. The Company’s GDT business was not materially impacted by foreign currency exchange rate fluctuations in 2010.

In 2009, cost of revenue as a percentage of revenue in the Company’s GDT business increased to 64.9%, as compared to 62.4% for the same period of the prior year. The increase was primarily due to work mix variance in services and incremental reimbursable expenses related to a new program with an existing customer, partially offset by the strengthening of the U.S. Dollar against the Indian Rupee and the Euro for the year ended December 31, 2009 as compared to the same period of the prior year. For the year ended December 31, 2009, GDT cost of revenue decreased $4.9 million, or 8.1%, to $54.7 million as compared to $59.5 million for the corresponding period of the prior year. This decrease was primarily associated with the $11.3 million decrease in revenue period-over-period. The decrease also includes approximately $1.5 million due to the strengthening of the U.S. Dollar against foreign currencies as compared to the year ended December 31, 2008.

Cost of revenue as a percentage of revenue in the Company’s Interpretation business increased to 86.2% for the year ended December 31, 2010, as compared to 79.9% for the same period of the prior year. This increase reflects the unfavorable impact of pricing and work mix variations in services as compared to the corresponding period of the prior year. For the year ended December 31, 2010, cost of revenue was $17.0 million, a decrease of $1.6 million, or 8.7%, as compared to $18.6 million for the same period of 2009. This decrease was primarily associated with the $3.6 million decrease in revenue year-over-year. The Company’s Interpretation segment is not materially impacted by foreign currency exchange rate fluctuations.

In 2009, cost of revenue as a percentage of revenue in the Company’s Interpretation business increased to 79.9%, as compared to 74.1% for the same period of the prior year. The increase is primarily due to decreased revenue levels, pricing and work mix variations in services as compared to the prior year. For the year ended December 31, 2009, Interpretation cost of revenue decreased $1.5 million, or 7.3%, to $18.6 million as compared to $20.1 million for the prior year. This decrease was primarily associated with the $3.8 million decrease in revenue period-over-period.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Total sales and marketing expenses	$31,218,000	$28,777,000	$33,551,000
Increase (decrease) from prior year	2,441,000	(4,774,000)
Percentage of revenue	7.7%	7.4%	7.3%

For the year ended December 31, 2010, sales and marketing expenses increased $2.4 million to $31.2 million as compared to $28.8 million for the corresponding period of the prior year. This increase is primarily attributable to increased compensation and travel costs to support the $16.0 million increase in revenue, year-over-year, partially offset by reduced expenses as the result of cost saving initiatives implemented during 2009 and 2010, primarily employee compensation and benefits. Sales and marketing expenses for 2010 were not materially impacted by fluctuations in foreign currency exchange rates. As a percentage of revenue, sales and marketing expenses increased to 7.7% as compared to 7.4% for the same period of the prior year. This increase is primarily attributable to higher compensation and travel expense to support the $16.0 million increase in revenue year-over-year and investment in future sales and marketing.

In 2009, sales and marketing expenses decreased $4.8 million, or 14.2%, to $28.8 million as compared to $33.6 million for the corresponding period of the prior year. This decrease was primarily attributable to decreased compensation levels as a result of the $72.2 decrease in revenue, year-over-year. Approximately $1.1 million of the $4.8 million decrease was due to the strengthening of the U.S. Dollar against foreign currencies. With the decrease in revenue levels, sales and marketing expenses, as a percent of revenue, increased slightly to 7.4% as compared to 7.3% for the year ended December 31, 2008.

General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Total general and administrative expenses	$74,087,000	$74,056,000	$87,872,000
Increase (decrease) from prior year	31,000	(13,816,000)
Percentage of revenue	18.3%	19.0%	19.0%

For the year ended December 31, 2010, general and administrative expenses remained flat at $74.1 million as compared to the same period of the prior year. The flat general and administrative expense, year-over-year, reflects the Company’s investment in general and administrative infrastructures for the emerging businesses during 2010, offset by the favorable benefit of the restructuring and cost saving initiatives implemented in 2009 and 2010. General and administrative expenses for 2010 were not materially impacted by fluctuations in foreign currency exchange rates. As a percentage of revenue, general and administrative expenses decreased to 18.3% for 2010 as compared to 19.0% for the same period of the prior year. This decrease is primarily associated with the $16.0 million increase in revenue for year-over-year.

In 2009, general and administrative expenses decreased $13.8 million, or 15.7%, to $74.1 million as compared to $87.9 million for the corresponding period of the prior year. The majority of this decrease was the result of cost saving initiatives implemented during 2008 and early 2009, primarily reductions in employee compensation and benefits, and lower stock-based compensation expense. In addition, approximately $3.5 million of the decrease was attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro and Indian Rupee. As a percentage of revenue, general and administrative expenses remained consistent at 19.0% for the year ended December 31, 2009, as compared to the same period of the prior year.

Research and Development.    Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system, its Translation Workspace SaaS-based offering, and development of GeoFluent based on automated machine translation technology licensed from IBM. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Total research and development expenses	$3,880,000	$4,026,000	$5,273,000
Decrease from prior year	146,000	1,247,000
Percentage of revenue	1.0%	1.0%	1.2%

For the year ended December 31, 2010, research and development expenses decreased $146,000 to $3.9 million as compared to $4.0 million for the prior year. This decrease in research and development expenses is primarily the result of an increase in the internal and external capitalized costs for the development of the Company’s web-based hosted language management technology platform and new SaaS-based offerings. Research and development expenses for 2010 were not materially impacted by fluctuations in foreign currency exchange rates.

In 2009, research and development expenses decreased $1.2 million to $4.0 million as compared to $5.3 million for the prior year. Approximately $237,000 of the decrease was attributable to the strengthening of the

U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro and Indian Rupee, as compared to the corresponding period of the prior year. The remainder of the decrease in research and development expenses was primarily the result of an increase in the internal and external capitalized costs for the development of the Company’s web-based hosted language management technology platform and new SaaS-based offering.

Depreciation and Amortization.    Depreciation and amortization expense relates to property and equipment that is being recognized over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Total depreciation and amortization expense	$4,901,000	$4,619,000	$4,741,000
Increase (decrease) from prior year	282,000	(122,000)
Percentage of revenue	1.2%	1.2%	1.0%

For the year ended December 31, 2010, depreciation and amortization expense increased by $282,000 to $4.9 million, as compared to $4.6 million for the year ended December 31, 2009. This increase is primarily the result of the depreciation of increased internal and external capitalized costs for the development of the Company’s web-based hosted management technology platform and SaaS-based offering. Capitalized costs related to the Company’s customizable real-time automated machine translation technology (known as GeoFluent) licensed from IBM have not yet been amortized as the commercial version of the technology is under development and not ready for its intended use. Depreciation and amortization expense for 2010 was not materially impacted by fluctuations in foreign currency exchange rates.

In 2009, depreciation and amortization expense decreased by $122,000 to $4.6 million, as compared to $4.7 million for the year ended December 31, 2008. This decrease was primarily attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro and Indian Rupee, as compared to the prior year.

Amortization of Acquisition-related Intangible Assets.    Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets from acquired businesses. Amortization expense for 2010, 2009 and 2008 of $4.9 million, $5.5 million and $8.4 million, respectively, relates to the amortization of identifiable intangible assets acquired from BGS.

Goodwill Impairment.    In accordance with ASC 350, goodwill is reviewed for impairment on an annual basis. At December 31, 2010 and 2009, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for the years ended December 31, 2010 and 2009. At December 31, 2008, the Company performed its annual test of goodwill to determine if an impairment existed. It was determined that the carrying value of the Company’s goodwill related to its GLC reporting unit exceeded the implied fair value of goodwill. As a result, Lionbridge recorded a goodwill impairment charge of $120.6 million for the year ended December 31, 2008.

Interest Expense.    Interest expense represents interest paid or payable on debt and the amortization of deferred financing costs. The following table shows interest expense, dollar changes from the prior year and as a percentage of revenue for the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Total interest expense	$1,250,000	$1,954,000	$4,049,000
Decrease from prior year	704,000	2,095,000
Percentage of revenue	0.3%	0.5%	0.9%

For the year ended December 31, 2010, interest expense decreased $704,000 to $1.3 million, as compared to $2.0 million for the year ended December 31, 2009. The decrease reflects lower average borrowings and lower interest rates in 2010 as compared to 2009. In addition, interest expense for 2009 includes the effect of the interest rate swap. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2010, the Company’s interest rate swap matured. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt.

In 2009, interest expense decreased $2.0 million to $2.0 million from $4.0 million, as compared to the prior year. The decrease reflected lower average borrowings and lower interest rates in 2009 as compared to 2008. In addition, interest expense for 2009 included the effect of the interest rate swap.

Other Expense, Net.     The Company recognized $1.7 million in other expense, net, for the year ended December 31, 2010 primarily due to foreign currency transaction losses, as a result of the U.S. Dollar’s strengthening against certain foreign currencies, as compared to the net position and variance during the corresponding periods of prior year. In 2009, the Company recognized $3.7 million in other expense, net, primarily due to $2.6 million of foreign currency transaction losses, as a result of the U.S. Dollar’s strengthening against certain foreign currencies, as compared to the net position and variance during the corresponding periods of prior year, partially offset by $1.4 million relating to the reduction of an indemnification receivable related to indemnified reserves for uncertain tax positions related to the BGS acquisition. A corresponding $1.4 million benefit was recorded in the provision for income taxes for the reduction of the indemnified reserves.

Provision for Income Taxes.    The following table shows the provision for income taxes and the effective income tax rate for the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Provision for (benefit from) income taxes	$1,402,000	$(184,000)	$(997,000)
Effective income tax rate	1,251.8%	4.4%	0.8%

The income tax provision increased $1.6 million to an expense of $1.4 million in 2010 from $(184,000) in 2009. The 2010 provision for income taxes is primarily attributable to $1.7 million of current income tax expense resulting from profits in various foreign jurisdictions, a $753,000 deferred tax benefit in foreign jurisdictions primarily related to the reversal of deferred tax liabilities for acquired intangible assets and the recognition of deferred tax assets, and a $284,000 net increase in the reserve for uncertain tax positions.

The Company recognizes tax reserves for uncertainty in income taxes and adjusts these reserves when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may be materially different from our current estimate of the tax exposure. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

The Company’s unrecognized tax benefits include transfer pricing exposures from allocation of income between jurisdictions. Lionbridge believes that it is reasonably possible that approximately $397,000 of its unrecognized tax positions, consisting of several items in various jurisdictions, may be recognized by the end of 2011 as a result of a lapse of the statute of limitations.

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

Quarterly Results of Operations

The following tables set forth unaudited consolidated quarterly financial data for the periods indicated. Lionbridge derived this data from its unaudited consolidated financial statements, and, in the opinion of management, they have been prepared on the same basis as Lionbridge’s audited consolidated financial statements for the years ended December 31, 2010 and 2009, and include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) (Amounts in thousands) Quarter Ended
	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009
Revenue	$100,365	$99,221	$104,872	$100,780	$104,997	$97,822	$98,028	$88,403
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	69,322	67,564	69,643	68,945	69,778	67,384	65,703	61,173
Sales and marketing	8,595	8,190	7,465	6,968	7,141	6,921	7,022	7,693
General and administrative	18,565	18,032	18,698	18,792	18,902	17,909	18,442	18,803
Research and development	1,149	1,021	952	758	826	919	1,096	1,185
Depreciation and amortization	1,330	1,266	1,175	1,130	1,169	1,155	1,154	1,141
Amortization of acquisition-related intangible assets	1,223	1,223	1,223	1,223	1,380	1,380	1,380	1,380
Merger, restructuring and other charges	1,881	4,026	666	1,189	2,864	1,340	1,645	993

Total operating expenses	102,065	101,322	99,822	99,005	102,060	97,008	96,442	92,368

Income (loss) from operations	(1,700)	(2,101)	5,050	1,775	2,937	814	1,586	(3,965)
Interest expense:
Interest on outstanding debt	169	191	282	297	349	426	465	537
Amortization of deferred financing costs	24	199	44	44	44	44	45	44
Interest income	24	30	8	25	24	19	20	59
Other (income) expense, net	599	1,607	(731)	274	17	2,990	720	5

Income (loss) before income taxes	(2,468)	(4,068)	5,463	1,185	2,551	(2,627)	376	(4,492)
Provision for (benefit from) income taxes	84	(295)	905	708	220	(1,612)	624	584

Net income (loss)	$(2,552)	$(3,773)	$4,558	$477	$2,331	$(1,015)	$(248)	$(5,076)

Net income (loss) per share of common stock:
Basic	$(0.04)	$(0.07)	$0.08	$0.01	$0.04	$(0.02)	$(0.00)	$(0.09)
Diluted	$(0.04)	$(0.07)	$0.08	$0.01	$0.04	$(0.02)	$(0.00)	$(0.09)
Weighted average number of shares outstanding:
Basic	56,927	56,814	56,619	56,367	56,155	56,099	56,011	55,857
Diluted	56,927	56,814	59,854	58,221	57,162	56,099	56,011	55,857

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

Out of Period Adjustment

During the three-month interim period ended December 31, 2010, the Company identified an error in the presentation of its Consolidated Statement of Cash Flows for the first, second and third quarters of 2010 associated with a deferred payment of $1.0 million for certain software licensed during the first quarter of 2010. The amount deferred was erroneously reported in the Purchases of Property and Equipment line of the Cash Flow from Investing Activities section of the Consolidated Statement of Cash Flows, with the unpaid balance included in the other accrued expenses line in the Changes in Operating Assets and Liabilities component of the Cash Provided By (Used In) Operations section of the Consolidated Statement of Cash Flows.

The Company corrected this error during the three-month interim period ended December 31, 2010, which had the effect of reducing both the net cash provided by operating activities and net cash used in investing activities by $1.0 million. The Company has evaluated this error and does not believe that this amount is material to any interim periods during 2010.

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

Liquidity and Capital Resources

The following table shows cash and cash equivalents, working capital, net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Cash and cash equivalents	$28,206,000	$27,432,000	$37,978,000
Working capital	40,795,000	36,182,000	57,163,000
Net cash provided by operating activities	7,984,000	23,208,000	29,828,000
Net cash used in investing activities	(7,967,000)	(3,066,000)	(5,670,000)
Net cash provided by (used in) financing activities	690,000	(31,125,000)	(20,141,000)

In 2010, Lionbridge’s working capital increased $4.6 million to $40.8 million at December 31, 2010, as compared to $36.2 million at December 31, 2009. The increase was primarily due to an increase in cash and cash equivalents, accounts receivable, unbilled receivables, accrued restructuring and other current assets, partially offset primarily by a decrease in accounts payable and deferred revenue.

As of December 31, 2010, cash and cash equivalents totaled $28.2 million, an increase of $774,000 from $27.4 million at December 31, 2009. The increase was primarily due to $8.0 million of cash generated by the business, $814,000 of cash received from forward contract hedges, $701,000 of cash received from the issuance of common stock under option plans, partially offset by $8.8 million used to purchase property and equipment.

Accounts receivable and unbilled receivables at December 31, 2010 totaled $75.2 million, an increase of $2.5 million from $72.7 million at December 31, 2009. As of December 31, 2010, other current assets increased $1.3 million to $9.6 million from $8.3 million at December 31, 2009. Current liabilities totaled $72.2 million, a decrease of $57,000 from $72.3 million at December 31, 2009.

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

Net cash provided by operating activities was $8.0 million in 2010 as compared to $23.2 million in 2009. The primary source of cash in 2010 was a $3.2 million increase in accrued restructuring and a $2.4 million decrease in other assets, partially offset by other changes including a net loss of $1.3 million (net of $13.7 million in depreciation, amortization and other non-cash expenses and gains), a $3.6 million increase in accounts receivable, a $528,000 increase in unbilled receivables a $349,000 decrease in accounts payable, accrued expenses and deferred revenue.

In 2009, net cash provided by operating activities was $23.2 million as compared to $29.8 million in 2008. The primary source of cash in 2009 was a $12.7 million decrease in accounts receivable, a $1.0 million decrease in unbilled receivables, a $1.8 million decrease in other assets, partially offset by other changes including a net loss of $4.0 million (net of $13.3 million in depreciation, amortization and other non-cash expenses and gains), a $1.5 million net decrease in accounts payable, accrued expenses and deferred revenue.

Lionbridge has not experienced any significant trends in accounts receivable and unbilled receivables other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities increased $4.9 million to $8.0 million in 2010 as compared to $3.1 million in 2009. The primary use of cash in investing activity in 2010 was $8.8 million for the purchase of property and equipment, partially offset by $814,000 in proceeds from forward contract hedges. In 2009, net cash used in investing activities decreased $2.6 million to $3.1 million as compared to $5.7 million in 2008. The primary use of cash in investing activity in 2009 was $3.1 million for the purchase of property and equipment.

Net cash provided by financing activities increased $31.8 million to $690,000 in 2010 as compared to $31.1 million of net cash used in financing activities for the corresponding period of 2009. Cash provided by financing activities consisted of $701,000 of proceeds from the issuance of common stock under option plans and $11,000 for payments of capital lease obligations. In 2009, net cash used in financing activities was $31.1 million as compared to $20.1 of net cash used in financing activities in 2008. Net cash used in financing activities in 2009 primarily included $31.0 million of payments of long-term debt, $3.5 million of payments of short-term debt, and $3.5 million of proceeds from the issuance of short-term debt.

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

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving credit agreement dated as of December 31, 2006, as the amended to date (the “Credit Agreement”), which was scheduled to expire in December 2011. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.75% – 2.50%, depending on certain conditions. At December 31, 2010, $24.7 million was outstanding with an interest rate of 2.0%. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid or payable and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of December 31, 2010.

Lionbridge anticipates that its present cash and cash equivalents position and available financing under its Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the at least the next twelve months.

Contractual Obligations

The following table summarizes Lionbridge’s contractual cash obligations at December 31, 2010 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Capital leases	$14	$14	$—	$—	$—
Debt	24,700	—	—	24,700	—
Interest on debt (1)	1,987	497	993	497	—
Operating leases	45,105	11,394	14,329	5,193	14,189

	$71,806	$11,905	$15,322	$30,390	$14,189

(1)	Interest payment amounts are projected using market rates as of December 31, 2010. Future interest payments may differ from these projections based on changes in market interest rates.

As of December 31, 2010, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest and penalties was $8.1 million. The Company is unable to make a reasonably reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

As of December 31, 2010, Lionbridge did not have any material purchase obligations, or material long-term commitments other than those included in the table above reflected on its consolidated balance sheet.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

In September 2009, the Emerging Issues Task Force (the “EITF”) reached final consensus on the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue is effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2011. The Company has evaluated this issue and does not believe it will materially impact its financial statements.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), an update to an accounting standard that requires additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. This update is effective for interim periods and fiscal years ending after December 15, 2010 and did not have an impact on the Company’s financial statements included herein.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will adopt this guidance in the event it consummates a business acquisition in the future.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other” (“ASU 2010-28”), an amendment to goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not anticipate any impact from the adoption of this guidance since it does not have any reporting units with zero or negative carrying amounts at December 31, 2010.

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

Interest Rate Risk.    Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of December 31, 2010, $24.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $50,000 impact on the Company’s interest expense based on the $24.7 million outstanding at December 31, 2010 with an interest rate of 2.0%. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2010, the interest rate swap matured. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk.    Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 66% and 67% of its costs and expenses in 2010 and 2009, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 17% and 13% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of December 31, 2010 and 2009, respectively, while 16% and 10% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of December 31, 2010 and 2009, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $57.9 million and $34.0 million as of December 31, 2010 and 2009, respectively. The principal foreign currency applicable to our business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at December 31, 2010.

Item 8.	Financial Statements and Supplementary Data

Lionbridge’s consolidated financial statements together with the related notes and the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, are set forth beginning on page 50 of this Form 10-K.

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

In connection with the preparation of this Form 10-K, as of December 31, 2010, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010. This conclusion was communicated to the Audit Committee.

Management’s Annual Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective at December 31, 2010 based on the criteria set forth in Internal Control-Integrated Framework.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting.    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2011.

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information relating to directors and executive officers of Lionbridge is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2011, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2010.

Lionbridge has adopted a code of conduct that applies to all employees, including its principal executive officer, principal financial officer, and principal accounting officer. A copy of the code of ethics is available on Lionbridge’s Web site.

Item 11.	Executive Compensation

Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2011, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information relating to security ownership of certain beneficial owners and management and information on securities for issuance under equity compensation plans is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2011, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information relating to certain relationships and related transactions, and director independence is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2011, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2010.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal auditor fees and services is set forth under “Principal Auditor Fees and Services” in Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2011, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2010.

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

(3)	Exhibits

Exhibit No.	Exhibit

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Amended and Restated By-laws of Lionbridge Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-26933) filed on October 30, 2008, and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	1998 Stock Plan, as amended and restated (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2004, and incorporated herein by reference).

10.2**	Form of Restricted Stock Agreement under the 1998 Stock Plan (filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2003, and incorporated herein by reference).

10.3**	Amended and Restated Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on May 5, 2009, and incorporated herein by reference).

10.4**	Form of Restricted Stock Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.5**	Form of Incentive Stock Option Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.6**	Form of Non-Qualified Stock Option Agreement For Officers and Employees under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.7**	Lionbridge Deferred Compensation Plan for Independent Directors (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.8**	Independent Director Compensation Plan, Amended and Restated as of April 4, 2008 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on April 7, 2008, and incorporated herein by reference).

10.9**	Independent Directors’ Compensation Policy Amended and Restated as of March 10, 2009 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on March 13, 2009, and incorporated herein by reference).

10.10**	Form of Restricted Stock Unit Agreement for Independent Directors (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.11**	Form of Non-Qualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit

10.12	Lease dated as of July 10, 2006 between Abaco Urbanizacao E Empreendimentos Limitada and Lionbridge Participações, Ltda. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.13	Lease dated as of July 11, 2006, between Taifun Real sp. zo.o and Lionbridge Poland sp. zo.o. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.14	Third Amendment to Lease dated October 31, 2006, between 492 OCP LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.26 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2006, and incorporated herein by reference).

10.15	Lease dated as of March 14, 2007, between TCAM Core Property Fund Operating LP and Lionbridge US, Inc. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2007, and incorporated herein by reference).

10.16	Lease amendment dated as of May 1, 2007, between Société Civile Immobilière Core Sophia and Lionbridge Technologies SARL (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.17	Lease amendment dated as of June 4, 2007, between IEF Vastgoad Pluto B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.18	First Amendment to the Lease Agreement dated as of June 5, 2008 between iAnywhere Solutions, Inc. and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference.)

10.19	Fifth Amendment to Office Lease dated as of July 3, 2008 between BCCC Property LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference).

10.20	Seventh Amendment to the Lease Agreement dated as of July 10, 2008 between Sterling Realty Organization Co. and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference).

10.21*	Lease dated July 28, 2008 between Lionbridge (Thailand) Ltd and Silom Building and Service Co., Ltd.

10.22	Lease Agreement dated as of December 23, 2008 between Horizon West Property Management, Inc. and Lionbridge US, Inc. (filed as Exhibit 10.30 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2008, and incorporated herein by reference).

10.23	Lease dated as of January 28, 2009, between Virgo Chanin Business Centers LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.38 to the Annual Report on Form 10-K (File No. 000-26933) for the year period ending December 31, 2009, and incorporated herein by reference.)

10.24	Lease dated as of February 25, 2009, between Bernardo Summit LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter period ending March 31, 2009, and incorporated herein by reference.)

10.25	First Amendment to Lease dated June 2, 2009, between Horizon West Property Management, Inc. and Lionbridge US, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2009, and incorporated herein by reference).

Exhibit No.	Exhibit

10.26	Termino de Contrato, Finiquito y Contrato de Arrendamiento (Lease) dated July 27, 2009, between Union Investment Chile V S.A. and Lionbridge Chile Traducciones Limitada (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.27*	Lease dated August 6, 2009 between Technopolis Plc and Lionbridge Testing Services Oy.

10.28	Lease dated August 18, 2009, between Lambhar Singh Rai and Sukhjit Kaur Rai and Cosmic Concepts Limited and Lionbridge (UK) Limited (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.29	Underlease dated August 19, 2009, between The Secretary of State for Environment Food and Rural Affairs, Lionbridge (UK) Limited, and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.30*	Lease dated November 19, 2009 between National IT Industry Promotion Agency and L10nbridge Korea Co. Ltd.

10.31*	Lease dated January 17, 2010 between Huan-Yi Enterprises Co., Ltd, Liao-Su-Jen and Lionbridge of Europe B.V. Taiwan Branch.

10.32*	Lease dated April 1, 2010 between Mitsubishi Estate Co., Ltd. and Lionbridge Japan K.K.

10.33*	Lease dated April 23, 2010 between Fata Assicurazioni Danni SpA and Lionbridge Italy Srl.

10.34	Lease dated as of April 26, 2010 between ADF Properties LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.35	Lease dated as of May 12, 2010 between Promociones Inmobiliarias Capital 7, SL and Lionbridge Espana SL (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.36	Lease dated as of May 31, 2010 between Beijing Tongshun Real Estate Development Co., Ltd. and Beijing Lionbridge Global Solutions Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.37	Lease dated as of June 22, 2010 between Dominion Corporate Trustees Limited and Dominion Trust Limited and Lionbridge (UK) Limited (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.38	Lease dated as of September 16, 2010 between British and Malayan Trustees Limited in its capacity as trustee of Frasers Commercial Trust, Orrick Investments Pte. Limited and Lionbridge Singapore Pte. Ltd. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2010, and incorporated herein by reference).

10.39*	Lease dated as of October 12, 2010 between Beijing Oriental Plaza Co., Ltd. and Huanqui Tonglian WFOE (Lionbridge (Beijing) Technologies, Inc.

10.40*	Lease dated as of October 12, 2010 between Beijing Oriental Plaza Co., Ltd. and Beijing Global Solutions Technologies, Inc.

10.41*	Lease and license agreement dated December 20, 2010 between Lake View Developers and Lionbridge Technologies Private Limited.

Exhibit No.	Exhibit

10.42**	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.43**	Non-competition Agreement between the Lionbridge Technologies, Inc. and Henri Broekmate dated March 24, 2004, (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2004, and incorporated herein by reference).

10.44**	Form of Restricted Stock Unit Agreement under the Lionbridge 1998 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2004, and incorporated herein by reference).

10.45**	Form of Restricted Stock Unit Award Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2006, and incorporated herein by reference).

10.46**	Rory Cowan Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.47**	Rory Cowan Performance-Based Stock Option Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.48**	Employment and Business Protection Agreement, effective as of September 17, 2007, between Donald M. Muir and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on September 11, 2007, and incorporated herein by reference).

10.49**	Amended and Restated Lionbridge Change of Control Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on November 5, 2008, and incorporated herein by reference).

10.50**	Amended and Restated Change of Control Agreement between Lionbridge and Executive Officers (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 5, 2008, and incorporated herein by reference).

10.51**	Amended and Restated Employment Agreement dated October 31, 2008 between Rory J. Cowan and Lionbridge Technologies, Inc. (filed as Exhibit 10.49 to the Annual Report on Form 10-K (File No. 000-26933) for the period ended December 31, 2010, and incorporated herein by reference).

10.52**	Form of Management Incentive Plan Agreement for Executive Officers (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 0000-26933) filed on February 10, 2010, and incorporated herein by reference).

10.53**	Form of Long-Term Performance-Based Award Agreement for Executive Officers (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on February 10, 2010, and incorporated herein by reference).

10.54**	Form of Long-Term Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 000-26933) filed on June 18, 2010, as amended, and incorporated herein by reference).

10.55	Credit Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

Exhibit No.	Exhibit

10.56	Pledge Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.57	Security Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.58	Joinder Agreement dated as of October 30, 2009, by and among Lionbridge Global Sourcing Solutions, Inc., Lionbridge Technologies, Inc., HSBC Bank USA, National Association, as administrative agent for the benefit of the Lenders (filed as Exhibit 10.1 to the Current Report Form 8-K (File No. 000-26933) filed on November 5, 2009, and incorporated herein by reference).

10.59	Amendment and Joinder Agreement dated as of January 22, 2007, among Lionbridge Technologies, Inc., HSBC Bank USA, NA and the parties named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.60	Charge on Shares of Lionbridge International (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.61	Charge on Shares of Lionbridge International Finance Limited (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.62	Notes issued by Lionbridge International Finance Limited to the Lenders under the Credit Agreement (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.63	Amendment No. 3 to Credit Agreement dated as of September 30, 2010 by and among Lionbridge Technologies, Inc., Lionbridge International Finance Limited, the Foreign Guarantors, the US Guarantors, and HSBC Bank USA, N.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on October 5, 2010, and incorporated herein by reference).

14	Lionbridge Technologies, Inc. Code of Conduct (filed as Exhibit 14 to the Form 10-K (File No. 000-26933) for the period ending December 31, 2007, and incorporated herein by reference).

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Furnished herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lionbridge Technologies, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Lionbridge Technologies, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 15, 2011

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$28,206	$27,432
Accounts receivable, net of allowances of $500 at December 31, 2010 and 2009, respectively	57,763	55,501
Unbilled receivables	17,471	17,246
Other current assets	9,585	8,290

Total current assets	113,025	108,469
Property and equipment, net	16,394	12,681
Goodwill	9,675	9,675
Other intangible assets, net	9,588	14,480
Other assets	8,294	7,414

Total assets	$156,976	$152,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,185	$20,831
Accrued compensation and benefits	17,080	16,524
Accrued outsourcing	9,506	9,539
Accrued merger and restructuring	5,036	1,773
Other accrued expenses	10,573	10,705
Income taxes payable	763	1,421
Deferred revenue	11,073	11,484
Other current liabilities	14	10

Total current liabilities	72,230	72,287

Long-term debt, less current portion	24,700	24,700
Deferred income taxes, long-term	730	643
Other long-term liabilities	14,142	14,060
Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 60,084,269 and 58,192,394 shares issued and outstanding at December 31, 2010 and 2009, respectively	601	582
Additional paid-in capital	262,540	258,449
Accumulated deficit	(236,704)	(235,414)
Accumulated other comprehensive income	18,737	17,412

Total stockholders’ equity	45,174	41,029

Total liabilities and stockholders’ equity	$156,976	$152,719

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2010	2009	2008
Revenue	$405,238	$389,250	$461,432
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	275,474	264,038	314,137
Sales and marketing	31,218	28,777	33,551
General and administrative	74,087	74,056	87,872
Research and development	3,880	4,026	5,273
Depreciation and amortization	4,901	4,619	4,741
Amortization of acquisition-related intangible assets	4,892	5,520	8,441
Goodwill impairment	—	—	120,587
Merger, restructuring and other charges	7,762	6,842	1,007

Total operating expenses	402,214	387,878	575,609

Income (loss) from operations	3,024	1,372	(114,177)
Interest expense:
Interest on outstanding debt	939	1,777	3,872
Amortization of deferred financing costs	311	177	177
Interest income	87	122	527
Other expense, net	1,749	3,732	2,603

Income (loss) before income taxes	112	(4,192)	(120,302)
Provision for (benefit from) income taxes	1,402	(184)	(997)

Net loss	$(1,290)	$(4,008)	$(119,305)

Net loss per share of common stock:
Basic and diluted	$(0.02)	$(0.07)	$(2.14)
Weighted average number of shares outstanding:
Basic and diluted	56,690	56,036	55,837

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Par Value
Balance at January 1, 2008	57,592,936	576	253,924	(112,101)	13,755	156,154
Issuance of restricted stock	1,065,473	11	(11)			—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(87,266)	(1)	(260)			(261)
Common stock issued for option exercises	238,616	2	375			377
Stock-based compensation (net of unvested restricted stock forfeitures)	(105,188)	(1)	5,428			5,427
Shares repurchased	(1,490,568)	(15)	(4,330)			(4,345)
Comprehensive loss:
Net loss				(119,305)		(119,305)	$(119,305)
Other comprehensive income:
Unrealized loss on cash flow hedge					(150)	(150)	(150)
Impact to revalue unfunded projected benefit obligation					292	292	292
Translation adjustment					1,481	1,481	1,481

Comprehensive loss							$(117,682)

Balance at December 31, 2008	57,214,003	$572	$255,126	$(231,406)	$15,378	$39,670
Issuance of restricted stock	1,353,882	14	(14)			—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(163,366)	(2)	(269)			(271)
Common stock issued for option exercises	3,000		5			5
Stock-based compensation (net of unvested restricted stock forfeitures)	(215,125)	(2)	3,601			3,599
Comprehensive loss:
Net loss				(4,008)		(4,008)	$(4,008)
Other comprehensive income:
Unrealized gain on cash flow hedge					391	391	391
Impact to revalue unfunded projected benefit obligation					168	168	168
Translation adjustment					1,475	1,475	1,475

Comprehensive loss							$(1,974)

Balance at December 31, 2009	58,192,394	$582	$258,449	$(235,414)	$17,412	$41,029
Issuance of restricted stock	2,171,036	21	(21)			—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(158,517)	(2)	(613)			(615)
Common stock issued for option exercises	521,418	5	1,521			1,526
Stock-based compensation (net of unvested restricted stock forfeitures)	(419,751)	(3)	4,043			4,040
Shares repurchased	(222,311)	(2)	(839)			(841)
Comprehensive loss:
Net loss				(1,290)		(1,290)	$(1,290)
Other comprehensive income:
Impact to revalue unfunded projected benefit obligation					110	110	110
Translation adjustment					1,215	1,215	1,215

Comprehensive gain							$35

Balance at December 31, 2010	60,084,269	$601	$262,540	$(236,704)	$18,737	$45,174

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(1,290)	$(4,008)	$(119,305)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	4,892	5,520	8,441
Stock-based compensation	4,040	3,599	5,427
Non-cash merger, restructuring and other charges	270	—	—
Amortization of deferred financing costs	311	177	177
Depreciation and amortization	4,901	4,619	4,741
Goodwill impairment	—	—	120,587
Provision for doubtful accounts	81	(144)	186
Gain on disposal of fixed assets	(14)	(5)	(235)
Deferred income taxes	(753)	(2,435)	(5,746)
Net realized and unrealized foreign currency gains (losses) on forward contracts	(814)	—	473
Changes in operating assets and liabilities:
Accounts receivable	(3,642)	12,686	14,551
Unbilled receivables	(528)	1,003	5,070
Other current assets	(1,173)	1,618	1,638
Other assets	(1,188)	174	695
Accounts payable	(879)	1,534	1,001
Accrued compensation and benefits	447	(4,216)	(2,986)
Accrued outsourcing	214	94	(2,603)
Accrued merger and restructuring	3,240	(25)	(1,018)
Income taxes payable	(688)	(2,024)	441
Other accrued expenses	801	4,119	3,669
Deferred revenue	(244)	922	(5,376)

Net cash provided by operating activities	7,984	23,208	29,828

Cash flows from investing activities:
Purchases of property and equipment	(8,787)	(3,068)	(8,347)
Proceeds from sale of property and equipment	6	2	2,640
Purchase price adjustment for businesses acquired	—	—	212
Net proceeds from (payments of) forward contract hedges	814	—	(175)

Net cash used in investing activities	(7,967)	(3,066)	(5,670)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	3,500	8,900
Payments of short-term debt	—	(3,500)	(8,900)
Payments of long-term debt	—	(31,000)	(16,052)
Proceeds from issuance of common stock under option and employee stock purchase plans	701	5	377
Shares repurchased	—	—	(4,345)
Payments of capital lease obligations	(11)	(130)	(121)

Net cash provided by (used in) financing activities	690	(31,125)	(20,141)

Net increase (decrease) in cash and cash equivalents	707	(10,983)	4,017
Effects of exchange rate changes on cash and cash equivalents	67	437	1,713
Cash and cash equivalents at beginning of year	27,432	37,978	32,248

Cash and cash equivalents at end of year	$28,206	$27,432	$37,978

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation:

Nature of the Business

Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”) provides a suite of language, development and testing solutions to businesses, particularly in the technology, mobile and telecommunications, internet and media, life sciences, government, manufacturing, automotive, retail and aerospace industries. Lionbridge is a leading provider of language, development and testing solutions that enable clients to develop, release, manage and maintain their technology applications and content globally Lionbridge’s solutions include product and content globalization; content and eLearning courseware development; interpretation services; application development and maintenance; software and hardware testing; product certification and competitive analysis. Lionbridge has three operating segments: Global Language and Content (“GLC”), Global Development and Testing (“GDT”) and Interpretation. As part of its GLC solutions, Lionbridge also develops eLearning content and technical documentation. Lionbridge GLC solutions are based on the Company’s internet-architected language technology platform and global service delivery model which make the translation process more efficient for Lionbridge clients and translators. Through its GDT solutions, Lionbridge develops, optimizes and maintains IT applications and performs testing to ensure the quality, interoperability, usability and performance of clients’ software, consumer technology products, web sites and content. Lionbridge’s testing services, which are offered under the VeriTest brand, also include product certification and competitive analysis. Lionbridge has substantial domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model. Lionbridge provides interpretation services for government, business and healthcare organizations that require experienced linguists to facilitate communication. Lionbridge has its head office in the United States, with operations in Europe, Asia, India, North America, and Latin America.

Lionbridge anticipates that its present cash and cash equivalents position and available financing under its Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future. Should the Company require additional funding, the Company’s access to capital markets as a means of funding any anticipated cash needs may be limited due to global economic market conditions. Moreover, the Company may not be able to access additional debt financing on the same or substantially similar terms as those in the Credit Agreement due to volatility and instability in worldwide credit markets. Management is committed to pursuing alternative financing arrangements or reducing expenditures as necessary to meet the Company’s cash requirements through 2011 if necessary.

Out of Period Adjustment

During the three-month interim period ended December 31, 2010, the Company identified an error in the presentation of its Consolidated Statement of Cash Flows for the first, second and third quarters of 2010 associated with a deferred payment of $1.0 million for certain software licensed during the first quarter of 2010. The amount deferred was erroneously reported in the Purchases of Property and Equipment line of the Cash Flow from Investing Activities section of the Consolidated Statement of Cash Flows, with the unpaid balance included in the other accrued expenses line in the Changes in Operating Assets and Liabilities component of the Cash Provided By (Used In) Operations section of the Consolidated Statement of Cash Flows.

The Company corrected this error during the three-month interim period ended December 31, 2010, which had the effect of reducing both the net cash provided by operating activities and net cash used in investing activities by $1.0 million. The Company has evaluated this error and does not believe that this amount is material to any interim periods during 2010.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company corrected these errors during the three month interim period ended December 31, 2009, which had the effect of increasing the consolidated income tax provision by $121,000 for the three month interim period ended December 31, 2009 and decreasing the consolidated tax provision by $170,000 for the year ended December 31, 2009; and reducing operating expenses by $283,000 for the three month interim period ended December 31, 2009 and for the year ended December 31, 2009. The Company has evaluated these errors and does not believe that these amounts are material to the consolidated financial statements for the years ended December 31, 2008, 2007 or 2006, or any interim periods within those years and 2009, and that the correction of these errors is not material to the year ended December 31, 2009.

Reclassification

Certain prior period cash flow amounts have been reclassified to conform to current year presentation.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Lionbridge’s GLC services include Translation Workspace, the Company’s hosted proprietary, internet-architected translation memory application that simplifies translation management. This SaaS application is available to translators on a subscription basis. Access revenue is billed one month in advance and generally recognized over the subscription period. Incremental overage fees are recognized in the period incurred.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were approximately $92,000, $129,000 and $307,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Foreign Currency Translation

The functional currency for each of Lionbridge’s foreign operations is predominantly the local currency of the country in which those operations are based. Revenues and expenses of foreign operations are translated into U.S. Dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. Dollars at year-end rates of exchange. The Company has reflected resulting translation gains of $1.2 million, $1.5 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, in accumulated other comprehensive income, which is a component of stockholders’ equity. These unrealized gains and losses are primarily attributable to the fluctuation in value between the U.S. Dollar and the Euro. For the purpose of disclosure of comprehensive income (loss), Lionbridge does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as Lionbridge intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Realized and unrealized foreign currency transaction gains or losses, arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies, are included in other expense, net in the consolidated statements of operations and resulted in losses of $1.8 million, $2.1 million and $3.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Financial Instruments

Lionbridge enters into foreign currency forward contracts with commercial banks to hedge exposure to foreign currency assets and liabilities recorded on its balance sheet and utilizes interest rate swaps to manage interest rate risk. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings. The Company had no foreign exchange forward contracts outstanding at December 31, 2010.

On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2010, the interest rate swap matured. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. The interest rate swap is designated as a cash flow hedge under the guidance of ASC 815, “Derivatives and Hedging” (“ASC 815”) and changes in the fair value are recorded to other comprehensive income.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The cost of property and equipment is depreciated over the estimated useful lives of the assets using the straight-line method, based upon the following asset lives:

Computer software and equipment	1 to 7 years
Building and building improvements	5 to 40 years
Furniture and office equipment	3 to 10 years
Leasehold improvements	Shorter of lease term or useful life of asset

Goodwill and Other Intangible Assets

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 20109 and 2009, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for either year.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentrations of Credit Risk and Significant Customers

Financial instruments which potentially subject Lionbridge to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with several investment grade financial institutions. Investments consist of time deposits with maturities less than 30 days. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. Microsoft accounted for approximately 7% and 16% of consolidated accounts receivable at December 31, 2010 and 2009, respectively. No other client individually accounted for more than 10% of consolidated accounts receivable at December 31, 2010 or 2009. Lionbridge generally does not require collateral or other security against trade receivable balances; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

Fair Value of Financial Instruments

Financial instruments are carried in the consolidated financial statements at amounts that approximate fair values at December 31, 2010 and 2009. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. The Company recognizes all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC 815, “Derivatives and Hedging—Net Settlement”. The Company records changes in the fair value of derivative instruments in earnings unless deferred hedge accounting criteria is met. For derivative instruments designated as fair value hedges, the Company records the changes in fair value of both the derivative instrument and the hedged item in earnings.

Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force (the “EITF”) reached final consensus on the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue is effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2011. The Company has evaluated this issue and does not believe it will materially impact its financial statements.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), an update to an accounting standard that requires additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. This update is effective for interim periods and fiscal years ending after December 15, 2010 and did not have an impact on the Company’s financial statements included herein.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will adopt this guidance in the event it consummates a business acquisition in the future.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other” (“ASU 2010-28”), an amendment to goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not anticipate any impact from the adoption of this guidance since it does not have any reporting units with zero or negative carrying amounts at December 31, 2010.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment:

Property and equipment consisted of the following at December 31:

	2010	2009
Computer software and equipment	$29,737,000	$29,049,000
Land, buildings and building improvements	980,000	980,000
Furniture and office equipment	5,221,000	6,304,000
Leasehold improvements	6,596,000	7,031,000

	42,534,000	43,364,000
Less: Accumulated depreciation and amortization	(26,140,000)	(30,683,000)

	$16,394,000	$12,681,000

Depreciation and amortization expense was $4.9 million, $4.6 million and $4.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

4.    Goodwill and Other Intangible Assets:

Changes in the carrying amount of goodwill on a total consolidated basis and by reportable segment for the years ended December 31, 2010 and 2009 consisted of the following:

	GLC	GDT	Total
Balance at December 31 ,2008, gross	$120,587,000	$9,675,000	$130,262,000
Accumulated goodwill impairment	(120,587,000)	—	(120,587,000)

Balance at December 31, 2009, net	$—	$9,675,000	$9,675,000
Balance at December 31, 2009, gross	$120,587,000	$9,675,000	$130,262,000
Accumulated goodwill impairment	(120,587,000)	—	(120,587,000)

Balance at December 31, 2010, net	$—	$9,675,000	$9,675,000

Included in “Other intangible assets, net” in the Company’s consolidated balance sheet are other intangible assets that are subject to amortization. The following table summarizes other intangible assets as of December 31, 2010 and 2009, respectively:

	2010			2009
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$(22,412,000)	$9,588,000	$32,000,000	$(19,583,000)	$12,417,000
BGS acquired customer contracts	14,000,000	(14,000,000)	—	14,000,000	(11,937,000)	2,063,000
BGS acquired technology	2,317,000	(2,317,000)	—	2,317,000	(2,317,000)	—

	$48,317,000	$(38,729,000)	$9,588,000	$48,317,000	$(33,837,000)	$14,480,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated annual amortization expense related to these intangible assets is as follows:

Year ending December 31,
2011	$2,332,000
2012	1,921,000
2013	1,583,000
2014	1,304,000
2015	1,075,000
Thereafter	1,373,000

$9,588,000

Impairment

Lionbridge has three reporting units: (1) GLC, (2) GDT, and (3) Interpretation. As of December 31, 2010 and 2009, no goodwill was assigned to our Interpretation reporting unit. The Company performs an annual impairment test of its goodwill as required under the provisions of ASC 350 on December 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. ASC 350 requires that the impairment test be performed through the application of a two-step process. The first step compares the carrying value of the Company’s reporting units to their estimated fair values as of the test date. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any. As of December 31 2010 and 2009, the Company performed its annual impairment test for goodwill at the reporting unit level and, after conducting the first step, determined that it was not necessary to conduct the second step as it concluded that the fair value of its reporting units substantially exceeded their carrying value. Accordingly, as of December 31, 2010 and 2009, the Company determined no adjustment to goodwill was necessary. For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

5.    Debt:

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving credit agreement dated as of December 31, 2006, as the amended to date (the “Credit Agreement”), which was scheduled to expire in December 2011. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.75% – 2.50%, depending on certain conditions. At December 31, 2010, $24.7 million was outstanding with an interest rate of 2.0%. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid or payable and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of December 31, 2010.

6.    Commitments and Contingencies:

Operating Lease Commitments

The Company leases certain equipment and office space under noncancelable agreements which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases (excluding recognition of sublease income) at December 31, 2010 were as follows:

Year ending December 31,
2011	$11,394,000
2012	8,209,000
2013	6,120,000
2014	2,846,000
2015	2,347,000
Thereafter	14,189,000

$45,105,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lionbridge recorded total rental expense of $14.5 million, $15.6 million and $16.8 million in 2010, 2009 and 2008, respectively.

Guarantor Arrangements

When as part of an acquisition the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. In September 2005, the Company acquired all of the stock of Bowne Global Solutions (“BGS”). Since those dates, the Company has not received any claims for events that occurred prior to such acquisition. The Company believes that there are no such liabilities outside the ordinary course of business related to the acquisition of BGS. Accordingly, the Company has no liabilities recorded for these guarantees as of December 31, 2010. Moreover, pursuant to the terms of the acquisition agreement with BGS, BGS is obligated to indemnify the Company for tax liabilities incurred prior to the September 1, 2005 acquisition date. This indemnification obligation continues in perpetuity with respect to tax liabilities arising prior to the acquisition date.

Under the terms of the Company’s existing Credit Agreement dated as of December 21, 2006, with HSBC Bank USA, National Association, the Company has guaranteed the obligations of certain of its subsidiaries that are borrowers under the terms of the Credit Agreement. The maximum potential amount of future payments the Company could be required to make for such obligations is equal to the maximum amount of borrowings under the Credit Agreement at such time.

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

Based upon Lionbridge’s historical experience, contractual limitations of liability applicable to such indemnities, and information known as of December 31, 2010, the Company believes its liability on the above guarantees and indemnities at December 31, 2010 is immaterial.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals have been filed objecting to the definition of the settlement class and fairness of the settlement, five of which have been dismissed with prejudice. Two appeal briefs have been filed by the remaining five objector groups, and those appeals remain pending. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not expect any liability from these proceedings, if any, to have a material advance effect on its financial position, results of operations or liquidity.

7.    Stockholders’ Equity and Stock-Based Compensation:

Stock Repurchase

In September 2007, Lionbridge announced that its Board of Directors authorized the repurchase up to $12.0 million of shares of the Company’s outstanding common stock. As of December 31, 2007, the Company acquired 3,159,095 shares of its common stock for $10.2 million at a volume weighted average price of $3.24 per share. In February 2008, the Company’s Board of Directors authorized an incremental repurchase program of up to $12.0 million of the Company’s common stock according to working capital requirements and management discretion. In connection with this incremental repurchase program, during 2008 the Company acquired 1,490,568 shares of its common stock for $4.3 million at a volume weighted average price of $2.92 per share. As of December 31, 2010, under the combined programs the Company has purchased 4,649,663 shares of its common stock at a volume weighted average price of $3.14 per share and total cost of $14.6 million, however no shares were purchased in 2009 or 2010.

In December 2010, the Company repurchased 222,311 shares of the Company’s common stock from employees to cover the cost and tax withholding obligation for options exercised.

Stock Option Plans

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Stock Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. The maximum number of shares of common stock available for issuance under the 2005 Plan is 8,500,000 shares. At December 31, 2010, there were 2,003,647 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period.

Lionbridge’s 1998 Stock Option Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. At December 31, 2010 there were no options available for future grant under the 1998 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the 1998 Plan. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2010:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2009	5,346,212	$5.32
Granted	470,500	$3.18
Exercised	(521,418)	$2.93		$403
Canceled (forfeited and expired)	(838,571)	$7.20

Outstanding as of December 31, 2010	4,456,723	$5.02	2.6	$2,767

Exercisable as of December 31, 2010	3,350,618	$5.25	2.0	$1,974

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $3.69 as of December 31, 2010, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of in-the-money options outstanding as of December 31, 2010 was 1,814,660. The total number of in-the-money options exercisable as of December 31, 2010 was 1,205,965.

The weighted average grant date fair value of options, as determined under ASC 718 granted during the years ended December 31, 2010, 2009 and 2008 was $1.83, $0.90 and $1.53 per share respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $403,000, $3,000 and $285,000, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2010, 2009 and 2008 was approximately $701,000, $5,000 and $377,000, respectively. The total fair value of shares vested during the year ended December 31, 2010, 2009 and 2008 was $2.0 million, $1.9 million and $3.1 million, respectively. Total compensation expense related to stock options was $905,000, $1.3 million and $2.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $830,000 and will be recognized over an estimated weighted average period of approximately 2.2 years.

The Company settles employee stock option exercises with newly issued shares of common stock.

Valuation Assumptions for Stock Options

For the years ended December 31, 2010, 2009 and 2008, 470,500, 314,125 and 365,000 stock options were granted, respectively. The fair value of each option (excluding market-based awards discussed below) was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	1.27 to 2.55%	1.71 to 2.13%	1.52 to 2.53%
Expected volatility	74.9 to 79.4%	68.9 to 76.2%	66.2 to 67.7%
Expected life (years)	4.1	3.9 to 4.2	4.0 to 4.2
Dividend yield	0%	0%	0%

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Restricted Stock Awards

Lionbridge issued 2,065,511 and 1,280,897 shares of restricted common stock and restricted stock units with a fair market value of $6.3 million and $2.2 million in 2010 and 2009, respectively. Of the total 2,065,511 shares of restricted common stock and restricted stock units issued in 2010, 1,197,000 have restrictions on disposition which lapse over four years from the date of grant, 26,511 have restrictions on disposition which lapse over thirteen months from the date of grant, and 842,000 restricted shares were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance based stock incentive awards under the Corporation’s 2005 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two or three calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Total compensation expense related to all restricted stock awards was $3.1 million, $2.3 million and $3.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2010, 2009 and 2008 was $3.05, $1.69 and $2.83 per share respectively. The total fair value of restricted stock awards vested during the year ended December 31, 2010, 2009 and 2008 was $2.7 million, $1.5 million and $1.4 million, respectively.

The following table summarizes non-vested restricted stock awards activity for the year ended December 31, 2010:

	Non-vested Number of Restricted Share Awards	Grant Date Fair Value
Non-vested balance at December 31, 2009	2,397,310	$2.80
Granted at fair market value	2,065,511	$3.05
Vested	(736,531)	$3.83
Forfeited	(436,751)	$2.92

Non-vested balance at December 31, 2010	3,289,539	$2.22

Lionbridge currently expects to amortize $5,247,000 of unamortized compensation in connection with restricted stock awards outstanding as of December 31, 2010 over an estimated weighted average period of approximately 2.2 years.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Income Taxes:

The components of the provision (benefit) for income taxes are as follows for the years ended December 31:

	2010	2009	2008
Current:
Federal	$160,000	$(8,000)	$153,000
State	304,000	255,000	210,000
Foreign	1,691,000	2,004,000	4,386,000

Total current provision	$2,155,000	$2,251,000	$4,749,000

Deferred:
Foreign	$(753,000)	$(2,435,000)	$(4,628,000)
Domestic	—	—	(1,118,000)

Total deferred provision (benefit)	$(753,000)	$(2,435,000)	$(5,746,000)

Total provision (benefit) for income taxes	$1,402,000	$(184,000)	$(997,000)

The components of the income (loss) before income taxes were as follows for the years ended December 31:

	2010	2009	2008
United States	$342,000	$(2,369,000)	$(118,086,000)
Foreign	(230,000)	(1,823,000)	(2,216,000)

Income (loss) before income taxes	$112,000	$(4,192,000)	$(120,302,000)

The differences between the income tax provision and income taxes computed using the applicable U.S. federal statutory tax rate are as follows for the years ended December 31:

	2010	2009	2008
Statutory tax rate	$38,000	$(1,425,000)	$(40,903,000)
State income taxes	553,000	365,000	(842,000)
Foreign rate differential	(720,000)	(453,000)	(2,526,000)
Foreign taxes	74,000	423,000	—
Valuation allowance	(1,041,000)	1,178,000	5,053,000
Unrealized foreign exchange gains	—	—	962,000
Stock-based compensation	(74,000)	189,000	1,805,000
Permanent differences	2,660,000	(687,000)	(1,203,000)
Goodwill	—	—	34,010,000
Tax revenue and other	(88,000)	226,000	2,647,000

Effective tax	$1,402,000)	$(184,000)	$(997,000)

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated deferred tax assets (liabilities) of the Company were as follows at December 31:

	2010	2009
U.S. net operating loss carryforwards	$41,990,000	$45,295,000
Foreign net operating loss carryforwards	46,150,000	52,697,000
Difference in accounting for amortization and depreciation	758,000	(564,000)
Goodwill amortization	6,749,000	6,379,000
Reserves and accruals	2,032,000	1,619,000
Tax credits carryforwards	2,486,000	2,267,000
Stock-based compensation	5,971,000	5,216,000
Deferred revenue	365,000	1,853,000
Other	2,979,000	3,080,000
Valuation allowance	(107,957,000)	(116,992,000)

Net deferred tax asset (liability)	$1,523,000	$850,000

The net deferred tax assets at December 31, 2010 and 2009 both relate primarily to net operating loss and tax credit carryforwards in foreign jurisdictions.

Lionbridge’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered Lionbridge’s history of losses and concluded that, with the exception of certain foreign tax jurisdictions, it is more-likely-than-not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been established against those tax assets resulting in a net decrease to the valuation allowance of $9.0 million in 2010. Management has determined that the likelihood of realizing the deferred tax assets of certain tax jurisdictions is more-likely-than-not and, accordingly, has recorded a net deferred tax asset of $1.5 million as of December 31, 2010. Management reevaluates the positive and negative evidence periodically.

At December 31, 2010, Lionbridge had net operating loss carryforwards for U.S. federal income tax purposes of $99 million that may be used to offset future taxable income, which begin to expire in 2020. Of this amount, $12.6 million relates to deductions from the exercise of stock options of which approximately $5.0 million is tracked separately and not included in the Company’s deferred tax asset (in accordance with ASC 718). The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. The Company has federal research and development tax credits which may be used to offset future income tax of $148,000, which begin to expire in 2019. The Company has federal foreign tax credits which may be used to offset future income tax of $312,000, which begin to expire in 2011. Additionally, Lionbridge has non-U.S. net operating loss carryforwards of $172 million which begin to expire in 2011.

At December 31, 2010, unrepatriated earnings of non-U.S. subsidiaries totaled $78.4 million. No provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits.

As of the year ended December 31, 2010, Lionbridge’s Indian subsidiary has a tax holiday granted in 2003 by the Indian government’s Department of Electronics and is exempt from corporate income tax on its operating profits based on its location in a qualified Software Technology Park of India (STPI), and the fact that it is engaged in software technology. This tax holiday expires at the end of the Indian subsidiary’s March 31, 2011

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax year. This tax holiday resulted in estimated income tax savings of $974,000, $1.5 million and $1.5 million for the Indian subsidiary for December 31, 2010, 2009 and 2008, respectively.

Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

In connection with the acquisition of BGS, Bowne agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. As of December 31, 2010, the unrecognized tax benefits related to the acquisition of BGS and subject to indemnification were approximately $1.5 million, exclusive of $535,000 for estimated interest and penalties.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Total	Lionbridge	Indemnification
Balance at January 1, 2008	$4,884,000	$2,068,000	$2,816,000
Additions based on tax positions related to the current year	945,000	945,000	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	(63,000)	—	(63,000)
Reductions due to lapse of applicable statute of limitations	(154,000)	(154,000)	—

Balance at December 31, 2008	$5,612,000	$2,859,000	$2,753,000
Additions based on tax positions related to the current year	829,000	829,000	—
Additions for tax positions of prior years	1,042,000	1,042,000	—
Reductions for tax positions of prior years	(205,000)	(205,000)	—
Settlements	(932,000)	—	(932,000)
Reductions due to lapse of applicable statute of limitations	(461,000)	(300,000)	(161,000)

Balance at December 31, 2009	$5,885,000	$4,225,000	$1,660,000
Additions based on tax positions related to the current year	466,000	466,000	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(25,000)	(25,000)	—
Settlements	—	—	—
Reductions due to lapse of applicable statute of limitations	(369,000)	(197,000)	(172,000)

Balance at December 31, 2010	$5,957,000	$4,469,000	$1,488,000

As of December 31, 2010 and 2009, the total amount of unrecognized tax benefits was $6.0 million and $5.9 million, respectively, which, if recognized, would favorably affect the effective income tax rate in future periods. Lionbridge accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. The total amount of accrued interest and penalties related to the Company’s unrecognized tax benefits was $2.2 million and $1.9 million as of December 31, 2010 and 2009, respectively. The Company believes that it is reasonably possible that approximately $397,000 of its unrecognized tax positions, consisting

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of several items in various jurisdictions, may be recognized by the end of 2011 as a result of a lapse of the statue of limitations. The Company or one of its subsidiaries files income tax returns in the U.S. and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for years after 1997. The tax years which remain subject to examination by tax authorities in foreign jurisdictions, including Canada, Finland, Germany, India, and Poland, as of December 31, 2010 include years 2003 through 2009.

9.    Merger, Restructuring and Other Charges:

Lionbridge recorded $7.8 million of restructuring and other charges in the year ended December 31, 2010. The $7.8 million included $5.7 million for workforce reductions in Europe, the Americas and Asia consisting of 70 technical staff, 8 administrative staff and 6 sales staff, $1.2 million recorded for vacated facilities and associated site closure costs, $673,000 of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions and $270,000 for the accelerated amortization of long-lived assets in connection with vacated facilities, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. Of these charges, $7.7 million related to the Company’s GLC segment and $133,000 related to the GDT segment. Of the $4.0 million of cash payments related to restructuring in 2010, $3.9 million and $89,000 related to the GLC and GDT segments, respectively.

Lionbridge recorded $6.8 million of restructuring and other charges in the year ended December 31, 2009. The $6.8 million included $4.4 million for workforce reductions in Europe, the Americas and Asia consisting of 179 technical staff, 25 administrative staff and 18 sales staff, and $2.4 million recorded for vacated facilities, recorded pursuant to the guidance of ASC 420 and ASC 712, and related literature. Of the $2.4 million recorded for vacated facilities, $1.5 million was a revision of estimated liability recorded on a certain vacated facility. Of these charges, $6.5 million related to the Company’s GLC segment, $260,000 related to the GDT segment, $32,000 related to Corporate and Other and $20,000 related to the Interpretation segment. Of the $4.5 million of cash payments related to restructuring in 2009, $4.1 million, $292,000, $32,000 and $20,000 related to the GLC, GDT, Corporate and Other and Interpretation segments, respectively.

Lionbridge recorded $1.0 million of restructuring and other charges in the year ended December 31, 2008. The $1.0 million included $684,000 for workforce reductions in Europe consisting of 26 staff and 4 administrative staff and $323,000 recorded for vacated facilities, recorded pursuant to the guidance of ASC 420 and ASC 712, and related literature. Of these charges, $927,000 related to the Company’s GLC segment, $55,000 related to the Interpretation segment and $25,000 related to the GDT segment. Of the $2.4 million of cash payments related to restructuring in 2008, $2.2 million, $168,000 and $45,000 related to the GLC, GDT and Interpretation segments, respectively.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the merger and restructuring reserve activity (excluding the $270,000 long-lived asset accelerated amortization in 2010) for the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Beginning balance, January 1	$3,261,000	$933,000	$2,365,000
Employee severance:
Restructuring charges recorded	5,721,000	4,410,000	684,000
Cash payments related to liabilities recorded on exit or disposal activities	(2,977,000)	(3,436,000)	(1,353,000)

	2,744,000	974,000	(669,000)

Vacated facility/lease termination:
Restructuring charges recorded	1,001,000	879,000	323,000
Revisions of estimated liabilities	673,000	1,492,000	(53,000)
Cash payments related to liabilities assumed and recorded on business combinations	(57,000)	(220,000)	(671,000)
Cash payments related to liabilities recorded on exit or disposal activities	(1,015,000)	(797,000)	(362,000)

	602,000	1,354,000	(763,000)

Ending balance, December 31	$6,607,000	$3,261,000	$933,000

At December 31, 2010, the consolidated balance sheet includes accruals totaling $6.6 million primarily related to employee terminations costs and vacated facilities. Lionbridge currently anticipates that $5.0 million of this will be fully utilized in 2011. The remaining $1.6 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

10.	Fair Value Measurements

On January 1, 2008, Lionbridge adopted ASC 820 for fair value measurements. The adoption of ASC 820 did not materially impact Lionbridge’s financial position, results of operations or liquidity. In accordance with ASC 820, Lionbridge elected to defer until January 1, 2009 the adoption of this guidance for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820 for those assets and liabilities within the scope of the guidance did not have a material impact on Lionbridge’s financial position, results of operations or liquidity. Lionbridge did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed on a recurring basis as of December 31, 2010.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities are an interest rate swap and foreign exchange forward contracts whose fair value were determined using pricing models predicated upon observable market spot and forward rates. The interest rate swap is designated as a cash flow hedge under the guidance of ASC 815, “Derivatives and Hedging” (“ASC 815”) and changes in the fair value are recorded to other comprehensive income. On July 31, 2010, the Company’s interest rate swap matured. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings as other (income) expense. The Company did not have any foreign exchange forward contracts outstanding at either December 31, 2010 or 2009.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge does not have any financial assets and liabilities as of December 31, 2010 designated as Level 3.

The following tables set forth the financial assets and liabilities as of December 31, 2010 and 2009 that Lionbridge measured at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Lionbridge does not have any financial assets or liabilities (including money market accounts and interest rate swaps) as of December 31, 2010 which would require fair value measurement under the guidance of ASC 820.

	Level 1	Level 2	Level 3	Balance as of December 31, 2009
Assets:
Money market accounts	$123,000	$—	$—	$123,000
Liabilities:
Interest rate swap	$—	$292,000	$—	$292,000

11.	Employee Benefit Plans:

Lionbridge maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees may participate in the 401(k) plan subject to certain eligibility requirements. Under the 401(k) plan, a participant may contribute a maximum of 50% of his or her pre-tax salary, commissions and bonuses through payroll deductions (up to the statutorily prescribed annual limit, or $16,500 in 2010) to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the Board of Directors, Lionbridge may make discretionary profit-sharing contributions into the 401(k) plan for all eligible employees. For the years ended December 31, 2010, 2009 and 2008, discretionary contributions totaled $807,000, $345,000, and $761,000, respectively. In addition, as of December 31, 2010, the Company maintained defined benefit pension plans for employees in The Netherlands, China and Norway, a defined contribution plan for employees in France, Ireland, the United Kingdom, Canada, Slovakia, Belgium, Denmark, Finland, Sweden and India, and benefit retirement plans in Japan and Korea resulting in contributions charged to operations of $4.2 million, $5.0 million and $5.6 million in 2010, 2009 and 2008, respectively. In total, Lionbridge’s consolidated results of operations include employee benefit contribution charges of $5.0 million, $5.3 million and $6.4 million for the years ended December 31, 2010, 2009 and 2008.

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

Global Language and Content (“GLC”)—this segment includes solutions that enable the translation, localization and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Lionbridge GLC solutions involve translating, localizing and adapting content and products to meet the language and cultural requirements of users throughout the world. As part of its GLC solutions, Lionbridge also develops eLearning content and technical documentation. Lionbridge GLC solutions are based on the Company’s SaaS-based language technology platforms and applications, and its global service delivery model which make the translation and localization processes more efficient for Lionbridge clients and subscribers.

Global Development and Testing (“GDT”)—this segment includes Lionbridge’s development, engineering and testing services for software, hardware, websites, search engines and content. Specifically, through its GDT solutions, Lionbridge develops, optimizes and maintains IT applications and performs testing to ensure the quality, interoperability, usability and performance of clients’ software, search engines, consumer technology products, web sites, and content. Lionbridge’s testing services, which are offered under the VeriTest brand, also include product certification and competitive analysis. Lionbridge has deep domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model. Lionbridge also provides specialized search relevance testing, keyword optimization and related services for clients with global search engines and online marketing initiatives.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents information about the reported net income (loss) of the Company for the years ended December 31, 2010, 2009 and 2008. The Company has reclassified prior year data due to the changes made in its reportable segments. Asset information, other than goodwill, by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
2010
External revenue	$289,588,000	$95,929,000	$19,721,000	$—	$405,238,000
Cost of revenue (exclusive of depreciation and amortization)	193,848,000	64,620,000	17,006,000	—	275,474,000
Depreciation and amortization	3,445,000	864,000	130,000	5,354,000	9,793,000
Other operating expenses	72,511,000	12,336,000	2,326,000	—	87,173,000

Segment contribution	19,784,000	18,109,000	259,000	(5,354,000)	32,798,000
Interest expense and other unallocated items	—	—	—	(32,686,000)	(32,686,000)

Income (loss) before income taxes	19,784,000	18,109,000	259,000	(38,040,000)	112,000
Provision for income taxes	—	—	—	(1,402,000)	(1,402,000)

Net income (loss)	19,784,000	18,109,000	259,000	(39,442,000)	(1,290,000)

2009
External revenue	$281,734,000	$84,203,000	$23,313,000	$—	$389,250,000
Cost of revenue (exclusive of depreciation and amortization)	190,719,000	54,688,000	18,631,000	—	264,038,000
Depreciation and amortization	2,993,000	993,000	143,000	6,010,000	10,139,000
Other operating expenses	70,863,000	12,013,000	2,532,000	—	85,408,000

Segment contribution	17,159,000	16,509,000	2,007,000	(6,010,000)	29,665,000
Interest expense and other unallocated items	—	—	—	(33,857,000)	(33,857,000)

Income (loss) before income taxes	17,159,000	16,509,000	2,007,000	(39,867,000)	(4,192,000)
Benefit from income taxes	—	—	—	184,000	184,000

Net income (loss)	17,159,000	16,509,000	2,007,000	(39,683,000)	(4,008,000)

2008
External revenue	$338,831,000	$95,492,000	$27,109,000	$—	$461,432,000
Cost of revenue (exclusive of depreciation and amortization)	234,508,000	59,541,000	20,088,000	—	314,137,000
Depreciation and amortization	3,389,000	710,000	166,000	8,917,000	13,182,000
Goodwill impairment	120,587,000	—	—	—	120,587,000
Other operating expenses	79,578,000	15,433,000	3,661,000	—	98,672,000

Segment contribution	(99,231,000)	19,808,000	3,194,000	(8,917,000)	(85,146,000)
Interest expense and other unallocated items	—	—	—	(35,156,000)	(35,156,000)

Income (loss) before income taxes	(99,231,000)	19,808,000	3,194,000	(44,073,000)	(120,302,000)
Benefit from income taxes	—	—	—	997,000	997,000

Net income (loss)	(99,231,000)	19,808,000	3,194,000	(43,076,000)	(119,305,000)

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2010, 2009 and 2008, Microsoft accounted for 20%, 21% and 20% of total revenue, respectively. In 2010, Google accounted for 11% of total revenue. No other client accounted for greater than 10% of total revenue in 2009, 2008 or 2007. Revenue from Microsoft and Google is included in the revenue of both the GLC and GDT segments.

A summary of Lionbridge’s revenue and long-lived assets by geographical region is as follows:

	Year Ended December 31,
	2010	2009	2008
Revenue:
United States	$165,437,000	$142,420,000	$115,234,000
Ireland	60,074,000	58,683,000	107,773,000
India	35,165,000	36,966,000	56,417,000
Japan	23,936,000	26,568,000	31,738,000
Spain	23,916,000	28,255,000	26,127,000
Finland	20,610,000	24,202,000	30,179,000
Germany	19,533,000	18,907,000	25,770,000
Poland	19,104,000	15,036,000	17,622,000
China	18,043,000	16,585,000	15,649,000
United Kingdom	13,315,000	13,186,000	15,900,000
Canada	11,198,000	11,457,000	14,084,000
France	10,478,000	11,952,000	15,622,000
The Netherlands	8,899,000	5,901,000	10,200,000
Sweden	7,640,000	8,097,000	10,570,000
Korea	7,230,000	5,991,000	5,304,000
Slovakia	5,793,000	5,968,000	6,192,000
Belgium	5,248,000	5,638,000	7,526,000
Singapore	5,230,000	4,680,000	4,590,000
Denmark	4,998,000	5,301,000	8,095,000
Italy	4,923,000	5,496,000	5,233,000
Other	10,405,000	11,754,000	19,560,000
Eliminations	(75,937,000)	(73,793,000)	(87,953,000)

	$405,238,000	$389,250,000	$461,432,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign revenue is presented based on the country in which projects are managed.

	December 31,
	2010	2009	2008
Long-lived assets:
United States	$12,229,000	$7,717,000	$7,866,000
Ireland	4,366,000	4,101,000	3,733,000
India	2,820,000	2,705,000	3,015,000
Germany	1,097,000	1,290,000	1,356,000
Japan	1,069,000	646,000	1,098,000
China	721,000	618,000	923,000
Spain	535,000	306,000	397,000
United Kingdom	533,000	636,000	411,000
Poland	222,000	394,000	697,000
Finland	150,000	311,000	456,000
Korea	150,000	130,000	85,000
Denmark	128,000	142,000	165,000
France	111,000	365,000	392,000
Singapore	109,000	111,000	202,000
Italy	96,000	118,000	137,000
The Netherlands	69,000	110,000	127,000
Other	285,000	395,000	777,000

	$24,690,000	$20,095,000	$21,837,000

13.	Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2010	2009	2008
Interest paid	$946,000	$1,699,000	$3,650,000

Income taxes paid, net	$2,627,000	$3,830,000	$6,085,000

14.	Valuation and Qualifying Accounts:

The following table sets forth activity in Lionbridge’s accounts receivable reserve:

Year Ended:	Balance at Beginning of Year	Charges to Operations	(Deductions)/ Recoveries	Balance at End of Year
December 31, 2008	689,000	180,000	(184,000)	685,000
December 31, 2009	685,000	41,000	(226,000)	500,000
December 31, 2010	500,000	81,000	(81,000)	500,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity in Lionbridge’s deferred tax asset valuation allowance:

Year Ended:	Balance at Beginning of Year	Additions	(Deductions)	Balance at End of Year
December 31, 2008	$86,389,000	$8,413,000	$(6,963,000)	$87,839,000
December 31, 2009	87,839,000	31,705,000	(2,552,000)	116,992,000
December 31, 2010	116,992,000	845,000	(9,880,000)	107,957,000

15.	Net Income (Loss) per Share:

Options, unvested restricted stock and warrants outstanding to purchase 7,292,000, 7,260,000 and 7,543,000 shares of common stock for the years ended December 31, 2010, 2009 and 2008, respectively, were not included in the calculations of diluted net income (loss) per share, as their effect would be anti-dilutive.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2011

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

Name	Title	Date

/s/ RORY J. COWAN Rory J. Cowan	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 15, 2011

/s/ DONALD M. MUIR Donald M. Muir	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2011

/s/ GUY L. DE CHAZAL Guy L. de Chazal	Director	March 15, 2011

/s/ CLAUDE P. SHEER Claude P. Sheer	Director	March 15, 201

/s/ PAUL KAVANAGH Paul Kavanagh	Director	March 15, 2011

/s/ EDWARD A. BLECHSCHMIDT Edward A. Blechschmidt	Director	March 15, 2011

/s/ STEVEN R. FISHER Steven R. Fisher	Director	March 15, 2011

/s/ JACK NOONAN Jack Noonan	Director	March 15, 2011

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2010

Exhibit No.	Exhibit

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Amended and Restated By-laws of Lionbridge Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-26933) filed on October 30, 2008, and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	1998 Stock Plan, as amended and restated (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2004, and incorporated herein by reference).

10.2**	Form of Restricted Stock Agreement under the 1998 Stock Plan (filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2003, and incorporated herein by reference).

10.3**	Amended and Restated Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on May 5, 2009, and incorporated herein by reference).

10.4**	Form of Restricted Stock Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.5**	Form of Incentive Stock Option Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.6**

Form of Non-Qualified Stock Option Agreement For Officers and Employees under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Current Report on Form 8-K

(File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.7**	Lionbridge Deferred Compensation Plan for Independent Directors (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.8**	Independent Director Compensation Plan, Amended and Restated as of April 4, 2008 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on April 7, 2008, and incorporated herein by reference).

10.9**	Independent Directors’ Compensation Policy Amended and Restated as of March 10, 2009 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on March 13, 2009, and incorporated herein by reference).

10.10**	Form of Restricted Stock Unit Agreement for Independent Directors (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.11**	Form of Non-Qualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit

10.12	Lease dated as of July 10, 2006 between Abaco Urbanizacao E Empreendimentos Limitada and Lionbridge Participações, Ltda. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.13	Lease dated as of July 11, 2006, between Taifun Real sp. zo.o and Lionbridge Poland sp. zo.o. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.14	Third Amendment to Lease dated October 31, 2006, between 492 OCP LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.26 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2006, and incorporated herein by reference).

10.15	Lease dated as of March 14, 2007, between TCAM Core Property Fund Operating LP and Lionbridge US, Inc. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2007, and incorporated herein by reference).

10.16	Lease amendment dated as of May 1, 2007, between Société Civile Immobilière Core Sophia and Lionbridge Technologies SARL (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.17	Lease amendment dated as of June 4, 2007, between IEF Vastgoad Pluto B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.18	First Amendment to the Lease Agreement dated as of June 5, 2008 between iAnywhere Solutions, Inc. and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference.)

10.19	Fifth Amendment to Office Lease dated as of July 3, 2008 between BCCC Property LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference).

10.20	Seventh Amendment to the Lease Agreement dated as of July 10, 2008 between Sterling Realty Organization Co. and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference).

10.21*	Lease dated July 28, 2008 between Lionbridge (Thailand) Ltd and Silom Building and Service Co., Ltd.

10.22	Lease Agreement dated as of December 23, 2008 between Horizon West Property Management, Inc. and Lionbridge US, Inc. (filed as Exhibit 10.30 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2008, and incorporated herein by reference).

10.23	Lease dated as of January 28, 2009, between Virgo Chanin Business Centers LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.38 to the Annual Report on Form 10-K (File No. 000-26933) for the year period ending December 31, 2009, and incorporated herein by reference.)

10.24	Lease dated as of February 25, 2009, between Bernardo Summit LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter period ending March 31, 2009, and incorporated herein by reference.)

10.25

First Amendment to Lease dated June 2, 2009, between Horizon West Property Management, Inc. and Lionbridge US, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q

(File No. 000-26933) for the quarter ended June 30, 2009, and incorporated herein by reference).

Exhibit No.	Exhibit

10.26	Termino de Contrato, Finiquito y Contrato de Arrendamiento (Lease) dated July 27, 2009, between Union Investment Chile V S.A. and Lionbridge Chile Traducciones Limitada (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.27*	Lease dated August 6, 2009 between Technopolis Plc and Lionbridge Testing Services Oy.

10.28	Lease dated August 18, 2009, between Lambhar Singh Rai and Sukhjit Kaur Rai and Cosmic Concepts Limited and Lionbridge (UK) Limited (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.29	Underlease dated August 19, 2009, between The Secretary of State for Environment Food and Rural Affairs, Lionbridge (UK) Limited, and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.30*	Lease dated November 19, 2009 between National IT Industry Promotion Agency and L10nbridge Korea Co. Ltd.

10.31*	Lease dated January 17, 2010 between Huan-Yi Enterprises Co., Ltd, Liao-Su-Jen and Lionbridge of Europe B.V. Taiwan Branch.

10.32*	Lease dated April 1, 2010 between Mitsubishi Estate Co., Ltd. and Lionbridge Japan K.K.

10.33*	Lease dated April 23, 2010 between Fata Assicurazioni Danni SpA and Lionbridge Italy Srl.

10.34	Lease dated as of April 26, 2010 between ADF Properties LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.35	Lease dated as of May 12, 2010 between Promociones Inmobiliarias Capital 7, SL and Lionbridge Espana SL (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.36	Lease dated as of May 31, 2010 between Beijing Tongshun Real Estate Development Co., Ltd. and Beijing Lionbridge Global Solutions Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.37	Lease dated as of June 22, 2010 between Dominion Corporate Trustees Limited and Dominion Trust Limited and Lionbridge (UK) Limited (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.38	Lease dated as of September 16, 2010 between British and Malayan Trustees Limited in its capacity as trustee of Frasers Commercial Trust, Orrick Investments Pte. Limited and Lionbridge Singapore Pte. Ltd. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2010, and incorporated herein by reference).

10.39*	Lease dated as of October 12, 2010 between Beijing Oriental Plaza Co., Ltd. and Huanqui Tonglian WFOE (Lionbridge (Beijing) Technologies, Inc.

10.40*	Lease dated as of October 12, 2010 between Beijing Oriental Plaza Co, Ltd. and Beijing Global Solutions Technologies, Inc.

10.41*	Lease and license agreement dated December 20, 2010 between Lake View Developers and Lionbridge Technologies Private Limited.

10.42**	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2003, and incorporated herein by reference).

Exhibit No.	Exhibit

10.43**	Non-competition Agreement between the Lionbridge Technologies, Inc. and Henri Broekmate dated March 24, 2004, (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2004, and incorporated herein by reference).

10.44**	Form of Restricted Stock Unit Agreement under the Lionbridge 1998 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2004, and incorporated herein by reference).

10.45**	Form of Restricted Stock Unit Award Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2006, and incorporated herein by reference).

10.46**	Rory Cowan Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.47**	Rory Cowan Performance-Based Stock Option Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.48**	Employment and Business Protection Agreement, effective as of September 17, 2007, between Donald M. Muir and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on September 11, 2007, and incorporated herein by reference).

10.49**	Amended and Restated Lionbridge Change of Control Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on November 5, 2008, and incorporated herein by reference).

10.50**	Amended and Restated Change of Control Agreement between Lionbridge and Executive Officers (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 5, 2008, and incorporated herein by reference).

10.51**	Amended and Restated Employment Agreement dated October 31, 2008 between Rory J. Cowan and Lionbridge Technologies, Inc. (filed as Exhibit 10.49 to the Annual Report on Form 10-K (File No. 000-26933) for the period ended December 31, 2010, and incorporated herein by reference).

10.52**	Form of Management Incentive Plan Agreement for Executive Officers (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 0000-26933) filed on February 10, 2010, and incorporated herein by reference).

10.53**	Form of Long-Term Performance-Based Award Agreement for Executive Officers (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on February 10, 2010, and incorporated herein by reference).

10.54**	Form of Long-Term Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 000-26933) filed on June 18, 2010, as amended, and incorporated herein by reference).

10.55	Credit Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.56	Pledge Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

Exhibit No.	Exhibit

10.57	Security Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.58	Joinder Agreement dated as of October 30, 2009, by and among Lionbridge Global Sourcing Solutions, Inc., Lionbridge Technologies, Inc., HSBC Bank USA, National Association, as administrative agent for the benefit of the Lenders (filed as Exhibit 10.1 to the Current Report Form 8-K (File No. 000-26933) filed on November 5, 2009, and incorporated herein by reference).

10.59	Amendment and Joinder Agreement dated as of January 22, 2007, among Lionbridge Technologies, Inc., HSBC Bank USA, NA and the parties named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.60	Charge on Shares of Lionbridge International (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.61	Charge on Shares of Lionbridge International Finance Limited (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.62	Notes issued by Lionbridge International Finance Limited to the Lenders under the Credit Agreement (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.63	Amendment No. 3 to Credit Agreement dated as of September 30, 2010 by and among Lionbridge Technologies, Inc., Lionbridge International Finance Limited, the Foreign Guarantors, the US Guarantors, and HSBC Bank USA, N.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on October 5, 2010, and incorporated herein by reference).

14	Lionbridge Technologies, Inc. Code of Conduct (filed as Exhibit 14 to the Form 10-K (File No. 000-26933) for the period ending December 31, 2007, and incorporated herein by reference).

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*

Certification of Rory J. Cowan, the Company’s principal executive officer as required by

Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Donald M. Muir, the Company’s principal financial officer as required by

Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Furnished herewith.