Form 10-Q
period 2011-03-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2011-05-09
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2011 was 61,594,289.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,346	$28,206
Accounts receivable, net of allowance of $500 at March 31, 2011 and December 31, 2010	53,926	57,763
Unbilled receivables	21,077	17,471
Other current assets	11,468	9,585

Total current assets	111,817	113,025
Property and equipment, net	17,827	16,394
Goodwill	9,675	9,675
Other intangible assets, net	9,005	9,588
Other assets	8,321	8,294

Total assets	$156,645	$156,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,796	$18,185
Accrued compensation and benefits	17,968	17,080
Accrued outsourcing	10,953	9,506
Accrued restructuring	3,937	5,036
Income taxes payable	1,270	763
Accrued expenses and other current liabilities	8,755	10,587
Deferred revenue	11,100	11,073

Total current liabilities	75,779	72,230

Long-term debt	24,700	24,700
Deferred income taxes, long-term	730	730
Other long-term liabilities	14,391	14,142
Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 61,591,977 and 60,084,269 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	616	601
Additional paid-in capital	263,721	262,540
Accumulated deficit	(242,150)	(236,704)
Accumulated other comprehensive income	18,858	18,737

Total stockholders’ equity	41,045	45,174

Total liabilities and stockholders’ equity	$156,645	$156,976

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue	$99,652	$100,780
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	71,736	68,945
Sales and marketing	8,278	6,968
General and administrative	18,625	18,792
Research and development	1,396	758
Depreciation and amortization	1,291	1,130
Amortization of acquisition-related intangible assets	583	1,223
Restructuring charges	2,103	1,189

Total operating expenses	104,012	99,005

Income (loss) from operations	(4,360)	1,775
Interest expense:
Interest on outstanding debt	149	297
Amortization of deferred financing costs	25	44
Interest income	17	25
Other expense, net	458	274

Income (loss) before income taxes	(4,975)	1,185
Provision for income taxes	471	708

Net income (loss)	$(5,446)	$477

Net income (loss) per share of common stock:
Basic	$(0.09)	$0.01
Diluted	$(0.09)	$0.01
Weighted average number of common shares outstanding:
Basic	57,523	56,367
Diluted	57,523	58,221

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(5,446)	$477
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	1,091	895
Amortization of deferred financing charges	25	44
Depreciation and amortization	1,291	1,130
Amortization of acquisition-related intangible assets	583	1,223
Deferred income taxes	23	55
Net realized foreign currency loss on forward contracts	635	—
Other	(22)	3
Changes in operating assets and liabilities:
Accounts receivable	5,607	4,291
Unbilled receivables	(3,233)	(6,988)
Other current assets	(1,906)	(3,499)
Other assets	(23)	(815)
Accounts payable	1,914	1,677
Income tax payable	512	(743)
Accrued compensation and benefits	(294)	1,082
Accrued outsourcing	1,171	613
Accrued restructuring	(1,229)	377
Accrued expenses and other liabilities	(1,303)	1,339
Deferred revenue	(343)	(604)

Net cash provided by (used in) operating activities	(947)	557

Cash flows from investing activities:
Purchases of property and equipment	(2,945)	(4,160)
Payments of forward contracts	(635)	—

Net cash used in investing activities	(3,580)	(4,160)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	3,000	—
Payments of short-term debt	(3,000)	—
Proceeds from issuance of common stock under stock option plans	78	17
Payments of capital lease obligations	(3)	(2)

Net cash provided by financing activities	75	15

Net decrease in cash and cash equivalents	(4,452)	(3,588)
Effects of exchange rate changes on cash and cash equivalents	1,592	(766)
Cash and cash equivalents at beginning of period	28,206	27,432

Cash and cash equivalents at end of period	$25,346	$23,078

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Nature of the Business

The accompanying condensed consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, all of a normal nature, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with U.S. generally accepted accounting principles. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Out of Period Adjustment

During the three-month interim period ended March 31, 2011, the Company identified two out of period immaterial errors related to revenue recognition in the fourth quarter of 2010 and certain gross receipts taxes for the period of 2007 through 2010. The Company corrected these errors during the three-month interim period ended March 31, 2011, which had the effect of reducing net income by $320,000, comprised of a $108,000 reduction in revenue, a $30,000 increase in cost of revenue and a $182,000 increase in general and administrative expenses. The Company has evaluated these errors and does not believe the amounts are material to any periods impacted.

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Stock Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. On May 1, 2009, the stockholders of the Company approved an amendment to the 2005 Plan increasing the maximum number of shares of common stock available for issuance under the 2005 Plan by 4,500,000 shares to 8,500,000 shares. At March 31, 2011, there were 401,022 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight-line basis over the option vesting period.

Shortly after the end of the first quarter, on May 3, 2011, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2011 Stock Incentive Plan (the “2011 Plan”), which had been previously adopted by the Lionbridge Board of Directors on January 27, 2011. The 2011 Plan provides for the issuance of 4,500,000 shares of common stock to officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries in the form of stock options, shares of restricted stock, restricted stock units and other forms of equity. No further grants of equity under the 2005 Plan will be made. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2011 Plan. Under the terms of the 2011 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight-line basis over the option vesting period.

Lionbridge’s 1998 Stock Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. At March 31, 2011 there were no options available for future grant under the 1998 Plan. Options to purchase common stock under the 1998 Plan had been granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 1998 Plan vested over a four-year period: 25% of the option shares vested one year from the date of grant and the remaining option shares vested at the rate of 12.5% each six month period thereafter. Stock options granted under the 1998 Plan generally expire ten years (five years in certain cases) from the date of grant. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Restricted Stock Awards

Lionbridge issued 1,576,500 and 83,000 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2005 Stock Incentive Plan, during the three-month period ended March 31, 2011 with a fair market value of $6.5 million. Of the total 1,659,500 shares of restricted common stock and restricted stock units issued in the three-month period ended March 31, 2011, 1,319,500 have restrictions on disposition which lapse over four years from the date of grant and 340,000 restricted shares were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance-based stock incentive awards under the Corporation’s 2005 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals and records expense accordingly. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Stock-based Compensation

The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $1.1 million and $895,000 for the three-month periods ended March 31, 2011 and 2010, respectively, classified in the statement of operations line items as follows:

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$24,000	$19,000
Sales and marketing	197,000	151,000
General and administrative	852,000	699,000
Research and development	18,000	26,000

Total stock-based compensation expense	$1,091,000	$895,000

As of March 31, 2011, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.3 million and will be recognized over an estimated weighted average period of approximately 3.0 years. Lionbridge currently expects to amortize $9.3 million of unamortized compensation in connection with restricted stock awards outstanding as of March 31, 2011 over an estimated weighted average period of approximately 2.9 years.

3. UNBILLED RECEIVABLES

Unbilled receivables represent revenue recognized not yet billed. Unbilled receivables are calculated for each individual project based on the proportional delivery of services at the balance sheet date. Billing of amounts in unbilled receivables occurs according to customer-agreed payment schedules or upon completion of specified project milestones. All of Lionbridge’s projects in unbilled receivables are expected to be billed and collected within one year.

4. DEBT

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving credit agreement dated as of December 31, 2006, as the amended to date (the “Credit Agreement”), which had been scheduled to expire in December 2011. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.75% – 2.50%, depending on certain conditions. At March 31, 2011, $24.7 million was outstanding with an interest rate of 2.0%. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of March 31, 2011.

5. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net income (loss), the net change in the funded status of defined benefit postretirement plans, unrealized gains and losses on a cash flow hedge and the net change in foreign currency translation adjustment. Total comprehensive loss was $4.8 million for the three-month period ended March 31, 2011 and total comprehensive gain was $6,000 for the three-month period ended March 31, 2010.

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

Shares used in calculating basic and diluted earnings per share for the three-month periods ended March 31, 2011 and 2010, respectively, are as follows:

	Three Months Ended March 31,
	2011	2010
Weighted average number of shares of common stock outstanding — basic	57,523,000	56,367,000
Dilutive common stock equivalents relating to options and restricted stock	—	1,854,000

Weighted average number of shares of common stock outstanding — diluted	57,523,000	58,221,000

Options and unvested restricted stock to purchase 8,154,000 and 4,184,000 shares of common stock for the three-month periods ended March 31, 2011 and 2010, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

7. RESTRUCTURING CHARGES

During the three-month period ended March 31, 2011, Lionbridge recorded $2.1 million of restructuring charges. The $2.1 million of restructuring charges recorded in the three-month period ended March 31, 2011 included $1.9 million for workforce reductions in Europe, the Americas and Asia consisting of 14 technical staff, 2 administrative staff and 1 sales staff, $106,000 recorded for vacated facilities and associated site closure costs, $59,000 of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. Of these charges, $2.1 million related to the Company’s Global Language and Content (“GLC”) segment and $9,000 related to the Interpretation segment. The Company made $3.1 million of cash payments in the three-month period ended March 31, 2011 with $3.1 million and $9,000 related to the GLC and Interpretation segments, respectively.

During the three-month period ended March 31, 2010, Lionbridge recorded $1.2 million of restructuring charges. The $1.2 million of restructuring charges recorded in the three-month period ended March 31, 2010 included $1.1 million for workforce reductions in Europe, the Americas and Asia consisting of 10 technical staff, 1 administrative staff and 1 sales staff, and $95,000 recorded for vacated facilities, recorded pursuant to the guidance of ASC 420, ASC 712, and related literature. The total $1.2 million of these charges related to the Company’s GLC segment. The Company made $1.3 million of cash payments in the three-month period ended March 31, 2010 with $1.3 million and $2,000 related to the GLC and GDT segments, respectively.

The following table summarizes the accrual activity for the three months ended March 31, 2011 and 2010, respectively, by initiative:

	2011	2010
Beginning balance, January 1	$6,607,000	$3,261,000
Employee severance:
Restructuring charges recorded	1,935,000	1,073,000
Cash payments related to liabilities recorded on exit or disposal activities	(3,015,000)	(800,000)

	(1,080,000)	273,000

Vacated facility/Lease termination:
Restructuring charges recorded	106,000	42,000
Revision of estimated liabilities	59,000	52,000
Cash payments related to liabilities assumed and recorded on business combinations	—	(30,000)
Cash payments related to liabilities recorded on exit or disposal activities	(100,00)	(489,000)

	65,000	(425,000)

Ending balance, March 31	$5,592,000	$3,109,000

At March 31, 2011, the Company’s consolidated balance sheet includes accruals totaling $5.6 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $3.9 million of these will be fully paid within twelve months. The remaining $1.7 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

8. INCOME TAXES

The provision for income taxes for the three-month periods ended March 31, 2011 and 2010 was $471,000 and $708,000, respectively. The tax provision for the three-month period ended March 31, 2011 consists primarily of taxes on income in foreign jurisdictions, a deferred tax benefit related to the recognition of deferred tax assets and a reduction in deferred tax liabilities in certain foreign jurisdictions, as well as a foreign tax benefit of $415,000 related to a refund received for an amended 2008 tax filing, and taxes, interest and penalties recorded in relation to the Company’s uncertain tax positions.

The tax provision for the three-month period ended March 31, 2010 consists primarily of taxes on income in foreign jurisdictions, a deferred tax benefit related to the recognition of deferred tax assets and a reduction in deferred tax liabilities in certain foreign jurisdictions, and taxes, interest and penalties recorded in relation to the company’s uncertain tax positions.

The balance of unrecognized tax benefits at March 31, 2011, not including interest and penalties, was $6.0 million, which, if recognized, would affect the effective income tax rate in future periods. Lionbridge also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At March 31, 2011, Lionbridge had approximately $2.2 million of interest and penalties accrued related to unrecognized tax benefits.

In connection with the Company’s 2005 acquisition of Bowne Global Solutions (“BGS”), Bowne & Co., Inc. (“Bowne”) agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. At March 31, 2011 $1.5 million of the gross unrecognized tax benefits and $538,000 of the accrued interest and penalties related to the acquisition of BGS are subject to indemnification. The Company believes that it is reasonably possible that approximately $442,000 of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.

The Company conducts business globally and in the normal course of business is subject to examination by local, state and federal jurisdictions in the United States as well as in multiple foreign jurisdictions. Currently, no Internal Revenue Service audits are underway and audits in foreign jurisdictions are in varying stages of completion. Open audit years are dependent upon the tax jurisdiction and range from 2003 to 2010.

At March 31, 2011, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely.

Through March 31, 2011, Lionbridge’s Indian subsidiary had a tax holiday granted by the Indian government and was exempt from corporate income tax on its operating profits. This tax holiday expired at the end of the Indian subsidiary’s March 31, 2011 tax year, and the Indian subsidiary is subject to corporate income tax effective April 1, 2011.

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

Global Language and Content (“GLC”)—this segment includes solutions and software services that enable the translation, localization and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Lionbridge GLC solutions involve translating, localizing and adapting content and products to meet the language and cultural requirements of users throughout the world. As part of its GLC solutions, Lionbridge also develops technical documentation and eLearning content. Lionbridge GLC solutions are based on the Company’s Software-as-a-Service (“SaaS”)-based language technology platforms and applications, and its global service delivery model which make the translation and localization processes more efficient for Lionbridge clients and subscribers.

Global Development and Testing (“GDT”)—this segment includes Lionbridge’s development, engineering and testing services for software, hardware, websites, search engines and content. Specifically, through its GDT solutions, Lionbridge develops, optimizes and maintains IT applications and performs testing to ensure the quality, interoperability, usability and performance of clients’ software, search engines, consumer technology products, web sites, and content. Lionbridge’s testing services, which are offered under the VeriTest brand, also include product certification and competitive analysis. Lionbridge has deep domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model. Lionbridge also provides professional global crowdsourcing including specialized search relevance testing, keyword optimization and related services for clients with global search engines and online marketing initiatives.

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

The table below presents information about the reported net income (loss) of the Company for the three-month periods ended March 31, 2011 and 2010. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
Three Months Ended March 31, 2011
External revenue	$69,107,000	$24,710,000	$5,835,000	$—	$99,652,000
Cost of revenue (exclusive of depreciation and amortization)	49,071,000	17,527,000	5,138,000	—	71,736,000
Depreciation and amortization	932,000	184,000	27,000	730,000	1,873,000
Other operating expenses	18,456,000	3,356,000	668,000	—	22,480,000

Segment contribution	648,000	3,643,000	2,000	(730,000)	3,563,000
Interest expense and other unallocated items	—	—	—	(8,538,000)	(8,538,000)

Income (loss) before income taxes	648,000	3,643,000	2,000	(9,268,000)	(4,975,000)
Provision for from income taxes	—	—	—	(471,000)	(471,000)

Net income (loss)	648,000	3,643,000	2,000	(9,739,000)	(5,446,000)

Three Months Ended March 31, 2010
External revenue	$72,538,000	$23,346,000	$4,896,000	$—	$100,780,000
Cost of revenue (exclusive of depreciation and amortization)	49,183,000	15,288,000	4,474,000	—	68,945,000
Depreciation and amortization	756,000	237,000	35,000	1,325,000	2,353,000
Other operating expenses	17,792,000	2,867,000	536,000	—	21,195,000

Segment contribution	4,807,000	4,954,000	(149,000)	(1,325,000)	8,287,000
Interest expense and other unallocated items	—	—	—	(7,102,000)	(7,102,000)

Income (loss) before income taxes	4,807,000	4,954,000	(149,000)	(8,427,000)	1,185,000
Provision for income taxes	—	—	—	(708,000)	(708,000)

Net income (loss)	4,807,000	4,954,000	(149,000)	(9,135,000)	477,000

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2010, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for the year ended December 31, 2010. There were no events or changes in circumstances during the first quarter of 2011 which indicated that an assessment of the impairment of goodwill and other intangible assets was required.

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

Other intangible assets arose from the acquisition of BGS and consisted of BGS customer relationships, which are being amortized using an economic consumption method over an estimated useful life of 3 to 12 years.

The following table summarizes other intangible assets at March 31, 2011 and December 31, 2010, respectively.

	March 31, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$(22,995,000)	$9,005,000	$32,000,000	$(22,412,000)	$9,588,000

	$32,000,000	$(22,995,000)	$9,005,000	$32,000,000	$(22,412,000)	$9,588,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at March 31, 2011 in the fiscal periods as follows:

Year ending December 31,
2011	$1,750,000
2012	1,921,000
2013	1,583,000
2014	1,304,000
2015	1,075,000
Thereafter	1,372,000

$9,005,000

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any financial assets and liabilities at either March 31, 2011 or December 31, 2010 designated as Level 1.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities are an interest rate swap and foreign exchange forward contracts whose fair value were determined using pricing models predicated upon observable market spot and forward rates. The interest rate swap is designated as a cash flow hedge under the guidance of ASC 815, “Derivatives and Hedging” (“ASC 815”) and changes in the fair value are recorded to other comprehensive income. On July 31, 2010, the Company’s interest rate swap matured. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings as other (income) expense. The Company did not have any foreign exchange forward contracts outstanding at either March 31, 2011 or December 31, 2010.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not have any financial assets and liabilities at either March 31, 2011 or December 31, 2010 designated as Level 3.

13. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-29, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations, “(ASU 2010-29”)”, an amendment to goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have an impact on the Company since it did not have any reporting units with zero or negative carrying amounts at March 31, 2011.

        In January 2010, the FASB issued ASU 2010-06, “Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), that amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy. These disclosures and clarification were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements. These additional disclosures were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the further provisions of ASU 2010-06 on January 1, 2011 which did not have a material impact on its consolidated financial statements.

In October 2009, the Emerging Issues Task Force (“EITF”) reached final consensus on ASU 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements”, (“ASU 2009-13”), which addresses the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue is effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2011. The Company adopted this guidance and concluded it did not have a material impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 15, 2011 (SEC File No. 000-26933) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The forward-looking statements in this Form 10-Q are made as of the date of this filing only, and Lionbridge does not undertake to update or supplement these statements due to changes in circumstances or otherwise, except as required by law.

Introduction

Lionbridge is a leading provider of language, development and testing solutions that enable clients to develop, release, manage and maintain their technology applications and content globally. Lionbridge Global Language and Content (“GLC”) solutions enable the translation, localization and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Lionbridge GLC solutions involve translating, localizing and adapting content and products to meet the language and cultural requirements of users throughout the world. As part of its GLC solutions, Lionbridge also develops technical documentation and eLearning content. Lionbridge GLC solutions are based on the Company’s Web-based language technology platforms and global service delivery model which make the translation and localization processes more efficient for Lionbridge clients and translators. Certain of these Web-based language technologies are also available on a subscription basis to translators, enterprises and other third parties.

Through its Global Development and Testing (“GDT”) solutions, Lionbridge develops, optimizes and maintains IT applications and performs testing to ensure the quality, interoperability, usability, relevance and performance of clients’ software, consumer technology products, web sites and content. Lionbridge has deep domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model. Lionbridge also provides professional global crowdsourcing including specialized search relevance testing, keyword optimization and related services for clients with global search engines and online marketing initiatives.

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

During 2010 and continuing in the first quarter of 2011, Lionbridge invested in technology development, infrastructure, sales and marketing to support the development and commercialization of GeoFluent™, a SaaS-based, customizable, real-time automated translation technology that instantly translates content and communications into multiple languages. GeoFluent is based on IBM’s machine translation engine and is the result of a technology partnership between Lionbridge and IBM. GeoFluent offers enterprises the ability to increase their multilingual communications through an easy-to-use application that translates online chat sessions, Websites and documents in real-time. Lionbridge has secured several beta customers for GeoFluent and expects to market GeoFluent on a broader scale in 2011. The Company has also continued to develop and market Translation Workspace™, its SaaS-based translation productivity technology for translators and agencies. By introducing GeoFluent as a real time automated translation application and continuing to enhance Translation Workspace, Lionbridge believes it will effectively reach its goals of transforming the Lionbridge business to incorporate both services and technology, which in turn may allow it to expand its market leadership and increase growth opportunities.

For the three-month period ended March 31, 2011, Lionbridge’s loss from operations was $4.4 million, with a net loss of $5.4 million. For the year ended December 31, 2010, the Company’s income from operations was $3.0 million with a net loss of $1.3 million. As of March 31, 2011, the Company had an accumulated deficit of $242.2 million.

Certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro and other currencies, as a large portion of its cost of revenue and general and administrative expenses are payable in Euros and other currencies, while the majority of its revenues are recorded in U.S. Dollars. During the quarter ended March 31, 2011, the value of the U.S. Dollar relative to other currencies weakened from the quarter ended March 31, 2010. This resulted in a small favorable foreign currency impact on revenue for the three months ended March 31, 2011, particularly in the GLC segment. In addition, the Company’s operating income and net income for the three-month period ended March 31, 2011 were negatively impacted by weakening in the U.S. Dollar against other currencies as compared to the corresponding period of 2010.

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

Lionbridge’s GLC segment includes Translation Workspace, the Company’s hosted proprietary, internet-architected translation memory application that simplifies translation management. This SaaS application is available to translators on a subscription basis. Access revenue is billed in advance and generally recognized over the subscription period. Incremental overage fees are recognized in the period incurred.

Lionbridge provides integrated full-service offerings throughout a client’s product and content lifecycle, including GLC and GDT services. Such multiple-element service offerings are governed by ASC 605-25, “Multiple-Element Arrangements” (“ASC 605-25”). For these arrangements where the GLC and GDT services have independent value to the customer, and there is evidence of fair value for each service, the combined service arrangement is bifurcated into separate units for accounting treatment. In instances where it is not possible to bifurcate a project, direct and incremental costs attributable to each component are deferred and recognized together with the service revenue upon delivery. The determination of fair value requires the use of significant judgment. Lionbridge determines the fair value of service revenues based upon its recent pricing for those services when sold separately and/or prevailing market rates for similar services. Upon adoption of ASU 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements”, there has been no material change to the determination of units of accounting or timing of revenue recognition.

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

Valuation of Goodwill and Other Intangible Assets

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include: an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2010, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for the year ended December 31, 2010. Estimating future cash flows requires management to make projections that can materially differ from actual results. There were no events or changes in circumstances during the first quarter of 2011 which indicated that an assessment of the impairment of goodwill and other intangible assets was required.

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

Restructuring Charges

During the three-month period ended March 31, 2011, Lionbridge recorded $2.1 million of restructuring charges. The $2.1 million of restructuring charges recorded in the three-month period ended March 31, 2011 included $1.9 million for workforce reductions in Europe, the Americas and Asia consisting of 14 technical staff, 2 administrative staff and 1 sales staff, $106,000 recorded for vacated facilities and associated site closure costs, $59,000 of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420 and ASC 712, and related literature. Of these charges, $2.1 million related to the Company’s Global Language and Content (“GLC”) segment and $9,000 related to the Interpretation segment. The Company made $3.1 million of cash payments in the three-month period ended March 31, 2011 with $3.1 million and $9,000 related to the GLC and Interpretation segments, respectively.

During the three-month period ended March 31, 2010, Lionbridge recorded $1.2 million of restructuring charges. The $1.2 million of restructuring charges recorded in the three-month period ended March 31, 2010 included $1.1 million for workforce reductions in Europe, the Americas and Asia consisting of 10 technical staff, 1 administrative staff and 1 sales staff, and $95,000 recorded for vacated facilities, recorded pursuant to the guidance of ASC 420, ASC 712, and related literature. The total $1.2 million of these charges related to the Company’s GLC segment. The Company made $1.3 million of cash payments in the three-month period ended March 31, 2010 with $1.3 million and $2,000 related to the GLC and GDT segments, respectively.

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

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2005 Stock Incentive Plan (the “2005 Plan”), which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. On May 1, 2009, the stockholders of the Company approved an amendment to the 2005 Plan increasing the maximum number of shares of common stock available for issuance under the 2005 Plan by 4,500,000 shares to 8,500,000 shares. At March 31, 2011, there were 401,022 options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight-line basis over the option vesting period.

Shortly after the end of the first quarter, on May 3, 2011, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2011 Stock Incentive Plan (the “2011 Plan”), which had been previously adopted by the Lionbridge Board of Directors on January 27, 2011. The 2011 Plan provides for the issuance of 4,500,000 shares of common stock to officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries in the form of stock options, shares of restricted stock, restricted stock units and other forms of equity. No further grants of equity under the 2005 Plan will be made. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2011 Plan. Under the terms of the 2011 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight-line basis over the option vesting period.

Lionbridge’s 1998 Stock Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. At March 31, 2011 there were no options available for future grant under the 1998 Plan. Options to purchase common stock under the 1998 Plan had been granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 1998 Plan vested over a four-year period: 25% of the option shares vested one year from the date of grant and the remaining option shares vested at the rate of 12.5% each six month period thereafter. Stock options granted under the 1998 Plan generally expire ten years (five years in certain cases) from the date of grant. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Restricted Stock Awards

Lionbridge issued 1,576,500 and 83,000 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2005 Stock Incentive Plan, during the three-month period ended March 31, 2011 with a fair market value of $6.5 million. Of the total 1,659,500 shares of restricted common stock and restricted stock units issued in the three-month period ended March 31, 2011, 1,319,500 have restrictions on disposition which lapse over four years from the date of grant and 340,000 restricted shares were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance-based stock incentive awards under the Corporation’s 2005 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals and records expense accordingly. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Stock-based Compensation

The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance of ASC 718. Total compensation expense related to stock options, market-based restricted stock awards and time-based restricted stock awards was $1.1 million and $895,000 for the three-month periods ended March 31, 2011 and 2010, respectively, classified in the statement of operations line items as follows:

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$24,000	$19,000
Sales and marketing	197,000	151,000
General and administrative	852,000	699,000
Research and development	18,000	26,000

Total stock-based compensation expense	$1,091,000	$895,000

As of March 31, 2011, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.3 million and will be recognized over an estimated weighted average period of approximately 3.0 years. Lionbridge currently expects to amortize $9.3 million of unamortized compensation in connection with restricted stock awards outstanding as of March 31, 2011 over an estimated weighted average period of approximately 2.9 years.

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended March 31,
	2011	2010
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	72.0	68.4
Sales and marketing	8.3	6.9
General and administrative	18.7	18.6
Research and development	1.4	0.8
Depreciation and amortization	1.3	1.1
Amortization of acquisition-related intangible assets	0.6	1.2
Restructuring charges	2.1	1.2

Total operating expenses	104.4	98.2

Income (loss) from operations	(4.4)	1.8
Interest expense:
Interest on outstanding debt	0.1	0.3
Amortization of deferred financing costs	—	—
Interest income	—	—
Other expense, net	0.5	0.3

Income (loss) before income taxes	(5.0)	1.2
Provision for income taxes	0.5	0.7

Net income (loss)	(5.5)%	0.5%

Revenue. The following table shows GLC, GDT, and Interpretation revenues in dollars and as a percentage of total revenue for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011		2010
GLC	$69,107,000	69%	$72,538,000	72%
GDT	24,710,000	25%	23,346,000	23%
Interpretation	5,835,000	6%	4,896,000	5%

Total revenue	$99,652,000	100%	$100,780,000	100%

Revenue for the quarter ended March 31, 2011 was $99.7 million, a decrease of $1.1 million, or 1.1%, from $100.8 million for the quarter ended March 31, 2010. A significant portion of Lionbridge’s revenue is linked to the product release cycles and production schedules of a limited number of large clients in the technology sector. During the first quarter of 2011, the Company’s 1.1% year-over-year revenue decline was primarily attributable to a decline in the scope and frequency of projects from a certain large customer in the technology sector, particularly in its GLC segment, and was partially offset by an increase in revenue related to new client programs. Although Lionbridge conducts a large portion of its business in international markets, the Company’s revenue for the quarter ended March 31, 2011 was not materially impacted by fluctuations in foreign currency exchange rates as compared to the corresponding period of the prior year.

Revenue from the Company’s GLC segment was $69.1 million for the quarter ended March 31, 2011, a decrease of $3.4 million, or 4.7%, from $72.5 million for the quarter ended March 31, 2010. The decrease in GLC revenue for the quarter ended March 31, 2011 as compared to the corresponding period of the prior year was primarily due to decreased revenue from a certain large customer in the technology sector. Revenue in the GLC segment for the quarter ended March 31, 2011 was not materially impacted by fluctuations in foreign currency exchange rates as compared to the corresponding period of the prior year.

Revenue from the Company’s GDT segment was $24.7 million for the quarter ended March 31, 2011, an increase of $1.4 million, or 5.8%, from $23.3 million for the quarter ended March 31, 2010. The period-over-period increase in GDT revenue was primarily due to expanded relationships with existing customers. Revenue in the GDT segment is not materially impacted by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation segment was $5.8 million for the quarter ended March 31, 2011, an increase of $939,000, or 19.2%, from $4.9 million for the quarter ended March 31, 2010. The increase in Interpretation revenue for the quarter ended March 31, 2011 was primarily due to increased revenue from one large customer engagement. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client engagements. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31, 2011	% Change Q1 10 to Q1 11	Three Months Ended March 31, 2010
GLC:
Cost of revenue	$49,071,000	(0.2)%	$49,183,000
Percentage of revenue	71.0%		67.8%
GDT:
Cost of revenue	17,527,000	14.7%	15,288,000
Percentage of revenue	70.9%		65.5%
Interpretation:
Cost of revenue	5,138,000	14.8%	4,474,000
Percentage of revenue	88.1%		91.4%

Total cost of revenue	$71,736,000		$68,945,000

Percentage of revenue	72.0%		68.4%

For the quarter ended March 31, 2011, as a percentage of revenue, cost of revenue increased to 72.0% as compared to 68.4% for the quarter ended March 31, 2010. This increase was primarily the result of decreased revenue levels in the Company’s GLC segment, customer and work mix changes in the Company’s GLC and GDT segments, and the weakening of the U.S. Dollar against certain foreign currencies. The increased cost of revenue percentage was partially offset by cost saving initiatives implemented in 2010 in its GLC segment, and continued benefits realized from the deployment and use of Lionbridge’s language management technology platform.

For the quarter ended March 31, 2011, cost of revenue increased $2.8 million, or 4.1%, to $71.7 million as compared to $68.9 million for the corresponding period of the prior year. This increase was primarily the result of customer and work mix changes and approximately $601,000 of the increase is attributable to the depreciation of the U.S. Dollar’s exchange rate against most foreign currencies, as compared to the quarter ended March 31, 2010.

For the quarter ended March 31, 2011, cost of revenue as a percentage of revenue in the Company’s GLC segment increased to 71.0% as compared to 67.8% for the quarter ended March 31, 2010, primarily due to decreased revenue levels, increases in expense for translation outsourcing and internal labor due to work mix changes and the weakening of the U.S. Dollar against certain foreign currencies. For the quarter ended March 31, 2011, GLC cost of revenue decreased $112,000 to $49.1 million as compared to $49.2 million for the corresponding period of the prior year. This decrease was primarily the result of cost saving initiatives implemented in 2010 and continued benefits realized from the deployment and use of Lionbridge’s language management technology platform, partially offset by approximately $545,000 attributable to the weakening of the U.S. Dollar against certain foreign currencies and increases in expenses for outsourcing and internal labor as a result of changes in customer and work mix, as compared to the corresponding period of the prior year.

For the quarter ended March 31, 2011, cost of revenue as a percentage of revenue in the Company’s GDT segment increased to 70.9% as compared to 65.5% for the quarter ended March 31, 2010. For the quarter ended March 31, 2011, GDT cost of revenue increased $2.2 million, or 14.7%, to $17.5 million as compared to $15.3 million for the corresponding period of the prior year. This increase was primarily attributable to the $1.4 million increase in revenue and customer work mix variances period-over-period.

For the quarter ended March 31, 2011, cost of revenue as a percentage of revenue in the Company’s Interpretation segment decreased to 88.1% as compared to 91.4% for the quarter ended March 31, 2010. This decrease is primarily due to pricing and work mix variations in services, partially offset by increased revenue period-over-period. For the quarter ended March 31, 2011, Interpretation cost of revenue increased $664,000, or 14.8%, to $5.1 million as compared to $4.5 million for the corresponding period of the prior year. The increase is primarily due to increased revenue levels, partially offset by pricing and work mix variations in services as compared to the prior year. The Company’s Interpretation segment is not materially impacted by foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Total sales and marketing expenses	$8,278,000	$6,968,000
Increase from prior year	1,310,000
Percentage of revenue	8.3%	6.9%

Sales and marketing expenses increased $1.3 million, or 18.8%, for the three months ended March 31, 2011 as compared to the corresponding period of 2010. As a percentage of revenue, sales and marketing expenses increased to 8.3% for the three months ended March 31, 2011 as compared to 6.9% for the three months ended March 31, 2010. These increases are primarily attributable to increased compensation related to the Company’s investment in future sales and marketing. Sales and marketing expenses were not materially impacted by fluctuations in foreign currency exchange rates period-over-period.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Total general and administrative expenses	$18,625,000	$18,792,000
Decrease from prior year	167,000
Percentage of revenue	18.7%	18.6%

General and administrative expenses decreased $167,000, or 0.9%, for the three months ended March 31, 2011 as compared to the corresponding period of 2010. This decrease is primarily a result of the favorable benefit of the restructuring and cost saving initiatives implemented in 2010, partially offset by approximately $164,000 of increased expenses due to the depreciation of the U.S. Dollar against certain foreign exchange currencies as compared to the corresponding period of 2010. As a percentage of revenue, general and administrative expenses increased to 18.7% for the quarter ended March 31, 2011, as compared to 18.6%, for the same period of the prior year. This increase is primarily due to the items noted above and the decrease in revenue period-over-period.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system, its Translation Workspace SaaS-based offering, and development of GeoFluent based on automated machine translation technology licensed from IBM. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Total research and development expense	$1,396,000	$758,000
Increase from prior year	638,000
Percentage of revenue	1.4%	0.8%

Research and development expenses increased $638,000 for the three months ended March 31, 2011 as compared to the corresponding period of 2010. This increase is primarily attributable to increase headcount to support the development of the Company’s web-based hosted language management technology platform, its Translation Workspace Software-as-a-Service offering and development of automated machine translation technology licensed from IBM. Research and development expenses were not materially impacted by fluctuations in foreign currency exchange rates period-over-period.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Total depreciation and amortization expense	$1,291,000	$1,130,000
Increase from prior year	161,000
Percentage of revenue	1.3%	1.1%

Depreciation and amortization expense increased by $161,000 for the three months ended March 31, 2011 as compared to the corresponding period of 2010. This increase is primarily the result of the depreciation of increased internal and external capitalized costs for the development of the Company’s web-based hosted management technology platform and SaaS-based offering. Capitalized costs related to the Company’s customizable real-time automated machine translation technology (known as GeoFluent) licensed from IBM have not yet been amortized as the commercial version of the technology is under development and not ready for its intended use. Depreciation and amortization expense was not materially impacted by fluctuations in foreign currency exchange rates period-over-period.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months ended March 31, 2011 and 2010 of $583,000 and $1.2 million, respectively, relates solely to the amortization of identifiable intangible assets acquired from BGS in 2005.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the quarter ended March 31, 2011 of $174,000 decreased $167,000 from $341,000 for the quarter ended March 31, 2010. This decrease reflects the impact of the maturity of the Company’s interest rate swap in July 2010. Interest expense for the quarter ended March 31, 2010 included $124,000 for the Company’s interest rate swap.

Other Expense, Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $458,000 in other expense, net, in the three months ended March 31, 2011 as compared to $274,000 in the corresponding period of 2010. The variations are primarily attributable to the variances in the Euro against other currencies in the periods, as compared to the net position and variance during the corresponding periods of the prior year in addition, to a net realized and unrealized foreign currency loss of $635,000 on forward contracts recorded in the three-month period ended March 31, 2011.

Provision for Income Taxes. The following table shows the provision for income taxes expense in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Total provision for income taxes	$471,000	$708,000
Decrease from prior year	237,000
Percentage of revenue	0.5%	0.7%

The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions, taxes, interest and penalties associated with uncertain tax positions, a deferred tax benefit for the recognition of deferred tax assets and a reduction of deferred tax liabilities related to the intangible assets from the BGS acquisition. The tax provision increased $237,000 to $471,000 for the quarter ended March 31, 2011 from $708,000 in the corresponding period of 2010. These decreases are primarily due to lower foreign profits which are subject to tax by the foreign jurisdictions due to treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model as well as a foreign tax benefit of $415,000 related to a refund received for an amended 2008 tax filing.

Out of Period Adjustment

During the three-month interim period ended March 31, 2011, the Company identified two out of period immaterial errors related to revenue recognition in the fourth quarter of 2010 and certain gross receipts taxes for the period of 2007 through 2010. The Company corrected these errors during the three-month interim period ended March 31, 2011, which had the effect of reducing net income by $320,000, comprised of a $108,000 reduction in revenue, a $30,000 increase in cost of revenue and a $182,000 increase in general and administrative expenses. The Company has evaluated these errors and does not believe the amounts are material to any periods impacted.

Liquidity and Capital Resources

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving credit agreement dated as of December 31, 2006, as the amended to date (the “Credit Agreement”), which had been scheduled to expire in December 2011. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.75% – 2.50%, depending on certain conditions. At March 31, 2011, $24.7 million was outstanding with an interest rate of 2.0%. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of March 31, 2011.

The following table shows cash and cash equivalents and working capital at March 31, 2011 and at December 31, 2010:

	March 31, 2011	December 31, 2010
Cash and cash equivalents	$25,346,000	$28,206,000
Working capital	36,038,000	40,795,000

Lionbridge’s working capital decreased $4.8 million to $36.0 million at March 31, 2011, as compared to $40.8 million at December 31, 2010; accounts receivable and unbilled receivables totaled $75.0 million, an increase of $231,000 as compared to December 31, 2010; and other current assets increased by $1.9 million as compared to December 31, 2010. Current liabilities totaled $75.8 million at March 31, 2011, an increase of $3.5 million from December 31, 2010.

The following table shows the net cash provided by (used in) operating activities, net cash used in investing activities, and net cash provided by financing activities for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$(947,000)	$557,000
Net cash used in investing activities	(3,580,000)	(4,160,000)
Net cash provided by financing activities	75,000	15,000

Net cash used in operating activities was $947,000 for the three months ended March 31, 2011, as compared to net cash provided by operating activities of $557,000 for the corresponding period of 2010. The $947,000 cash used in operating activities was due to a net loss of $5.4 million (inclusive of $3.6 million in depreciation, amortization, stock-based compensation and other non-cash expenses), a $2.4 million net decrease in accounts receivable and unbilled receivables, a $1.9 million increase in other operating assets, a $771,000 increase in accounts payable, accrued expenses and other operating liabilities, and a $343,000 decrease in deferred revenue. Lionbridge has not experienced any significant trends in accounts receivable and unbilled receivables other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities decreased $580,000 to $3.6 million for the three months ended March 31, 2011, as compared to $4.2 million for the corresponding period of 2010. The primary investing activity in the three months ended March 31, 2011 was $2.9 million for the purchase of property and equipment and $635,000 for payments of forward contracts.

In the three months ended March 31, 2010, net cash used in investing activities was $4.2 million, primarily for the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2011 was $75,000, an increase of $60,000 as compared to $15,000 for the corresponding period of 2010. Cash provided by financing activities consisted of $78,000 of proceeds from the issuance of common stock under option plans, $3,000 for payments of capital lease obligations, $3.0 million proceeds from the issuance of short-term debt and $3.0 million payments of short-term debt.

In the three months ended March 31, 2010, net cash provided by financing activities was $15,000. Cash provided by financing activities consisted of $17,000 of proceeds from the issuance of common stock under option plans and $2,000 for payments of capital lease obligations.

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

Contractual Obligations

As of March 31, 2011, there were no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Tax provisions during the three months ended March 31, 2011, primarily related to taxes and accrued interest, have increased the balance of unrecognized tax benefits by $158,000 to $8.3 million.

Approximately $2.0 million of this balance is related to tax liabilities accruing on or prior to the acquisition of BGS on September 1, 2005. Bowne & Co., Inc. has agreed to indemnify Lionbridge for these amounts. The Company believes that it is reasonably possible that approximately $442,000 of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-29, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations, “(ASU 2010-29”)”, an amendment to goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have an impact on the Company since it did not have any reporting units with zero or negative carrying amounts at March 31, 2011.

In January 2010, the FASB issued ASU 2010-06, “Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), that amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy. These disclosures and clarification were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements. These additional disclosures were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the further provisions of ASU 2010-06 on January 1, 2011 which did not have a material impact on its consolidated financial statements.

In October 2009, the Emerging Issues Task Force (“EITF”) reached final consensus on ASU 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements”, (“ASU 2009-13”), which addresses the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue is effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2011. The Company adopted this guidance and concluded it did not have a material impact on its financial statements.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of March 31, 2011, $24.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $49,000 impact on the Company’s interest expense based on the $24.7 million outstanding at March 31, 2011 with an interest rate of 2.0%. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2010, the interest rate swap matured. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, 64% and 66% of its costs and expenses for the three-month period ended March 31, 2011 and 2010, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 15% and 17% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of March 31, 2011 and December 31, 2010, respectively, while 15% and 16% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of March 31, 2011 and December 31, 2010, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $59.6 million and $57.9 million as of March 31, 2011 and December 31, 2010, respectively. The principal foreign currency applicable to our business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at March 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 15, 2011 (SEC File No. 000-26933) (the “2010 Annual Report”) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. There have been no material changes in Lionbridge’s risk factors from those disclosed in Lionbridge’s 2010 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2011, the Company withheld 135,917 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2011 – January 31, 2011	123,853	$3.87
February 1, 2011 – February 28, 2011	11,389	$3.64
March 1, 2011 – March 31, 2011	675	$3.68

Total	135,917	$3.85

In addition, upon the termination of employees during the quarter ended March 31, 2011, 10,875 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended March 31, 2011:

Period	Total Number of Shares Forfeited
January 1, 2011 – January 31, 2011	8,250
March 1, 2011 – March 31, 2011	2,625

Total	10,875

Item 6.	Exhibits

(a)	Exhibits.

10.1*	Deed of Lease effective January 26, 2011 between Ascendas IT Park (Chennai) Limited and Lionbridge Technologies Private Limited.

10.2*	Agreement for Services effective January 26, 2011 between Ascendas IT Park (Chennai) Limited and Lionbridge Technologies Private Limited.

10.3*	Lease Agreement dated February 1, 2011 between Taifun Real sp.zo.o. and Lionbridge Poland Sp. zo.o.

10.4*	Sub-lease dated February 4, 2011 between Frontline the International Foundation for the Protection of Human Rights Defenders Trust and Lionbridge International.

10.5*	Office Lease dated February 24, 2011 between Columbia Tech Center LLC and Lionbridge Technologies, Inc.

10.6*	Office Lease Agreement No. Chor Or 2554/008 dated March 1, 2011 between Silom Building and Service Co., Ltd. and Lionbridge (Thailand) Ltd.

10.7*	Service Agreement No. Chor Or (Bor) 2554/008 dated March 1, 2011 between Silom Building and Service Co., Ltd. and Lionbridge (Thailand) Ltd.

10.8	Form of Management Incentive Plan Agreement (Filed as Exhibit 10.1 to the Current Report on Form 8-K (File Number: 000-26933) filed on February 1, 2011), and incorporated herein by reference.

10.9	Form of 2011 Long-Term Performance-based Stock Incentive Award Agreement (LTIP) (Filed as Exhibit 10.2 to the Current Report Form 8-K (File Number: 000-26933) filed on February 1, 2011) and incorporated herein by reference.

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *†	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Furnished herewith.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/s/ DONALD M. MUIR
Donald M. Muir
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: May 9, 2011