Form 10-Q
period 2011-06-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2011-08-08
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2011 was 61,986,901.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,084	$28,206
Accounts receivable, net of allowance of $500 at June 30, 2011 and December 31, 2010	67,739	57,763
Unbilled receivables	17,346	17,471
Other current assets	12,840	9,585

Total current assets	118,009	113,025
Property and equipment, net	20,298	16,394
Goodwill	9,675	9,675
Other intangible assets, net	8,422	9,588
Other assets	8,126	8,294

Total assets	$164,530	$156,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,553	$18,185
Accrued compensation and benefits	18,598	17,080
Accrued outsourcing	12,928	9,506
Accrued restructuring	2,846	5,036
Income taxes payable	1,632	763
Accrued expenses and other current liabilities	9,564	10,587
Deferred revenue	11,245	11,073

Total current liabilities	79,366	72,230

Long-term debt	24,700	24,700
Deferred income taxes, long-term	730	730
Other long-term liabilities	15,265	14,142
Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 61,990,213 and 60,084,269 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	620	601
Additional paid-in capital	264,412	262,540
Accumulated deficit	(240,428)	(236,704)
Accumulated other comprehensive income	19,865	18,737

Total stockholders’ equity	44,469	45,174

Total liabilities and stockholders’ equity	$164,530	$156,976

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$113,245	$104,872	$212,897	$205,652
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	78,808	69,643	150,544	138,588
Sales and marketing	8,701	7,465	16,979	14,433
General and administrative	18,657	18,698	37,282	37,490
Research and development	1,518	952	2,914	1,710
Depreciation and amortization	1,435	1,175	2,726	2,305
Amortization of acquisition-related intangible assets	583	1,223	1,166	2,446
Restructuring and other charges	643	666	2,746	1,855

Total operating expenses	110,345	99,822	214,357	198,827

Income (loss) from operations	2,900	5,050	(1,460)	6,825
Interest expense:
Interest on outstanding debt	185	282	334	579
Amortization of deferred financing costs	25	44	50	88
Interest income	15	8	32	33
Other (income) expense, net	423	(731)	881	(457)

Income (loss) before income taxes	2,282	5,463	(2,693)	6,648
Provision for income taxes	560	905	1,031	1,613

Net income (loss)	$1,722	$4,558	$(3,724)	$5,035

Net income (loss) per share of common stock:
Basic	$0.03	$0.08	$(0.06)	$0.09
Diluted	$0.03	$0.08	$(0.06)	$0.09
Weighted average number of common shares outstanding:
Basic	57,815	56,619	57,671	56,495
Diluted	59,548	59,854	57,671	59,191

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(3,724)	$5,035
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	2,479	1,994
Amortization of deferred financing charges	50	88
Depreciation and amortization	2,726	2,305
Amortization of acquisition-related intangible assets	1,166	2,446
Non-cash restructuring charges	—	331
Deferred income taxes	67	194
Net realized and unrealized foreign currency (gains) losses on forward contracts	607	(911)
Other	(23)	28
Changes in operating assets and liabilities:
Accounts receivable	(7,556)	(2,949)
Unbilled receivables	607	(2,678)
Other current assets	(3,178)	(1,451)
Other assets	204	(791)
Accounts payable	2,386	(335)
Income tax payable	882	(1,105)
Accrued compensation and benefits	(110)	2,272
Accrued outsourcing	3,015	2,171
Accrued restructuring	(2,400)	(93)
Accrued expenses and other liabilities	161	3,677
Deferred revenue	(302)	(1,068)

Net cash provided by (used in) operating activities	(2,943)	9,160

Cash flows from investing activities:
Purchases of property and equipment	(6,698)	(5,891)
Payments of forward contracts	(607)	—

Net cash used in investing activities	(7,305)	(5,891)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	10,000	—
Payments of short-term debt	(10,000)	—
Proceeds from issuance of common stock under stock option plans	93	198
Payments of capital lease obligations	(7)	(5)

Net cash provided by financing activities	86	193

Effects of exchange rate changes on cash and cash equivalents	2,040	(2,042)
Net increase (decrease) in cash and cash equivalents	(8,122)	1,420
Cash and cash equivalents at beginning of period	28,206	27,432

Cash and cash equivalents at end of period	$20,084	$28,852

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

Out of Period Adjustment

During the three-month interim period ended March 31, 2011, the Company identified certain out of period immaterial errors related to revenue recognition in the fourth quarter of 2010 and certain gross receipts taxes for the period of fiscal years 2007 through 2010. The Company corrected these errors during the three-month interim period ended March 31, 2011, which had the effect of reducing net income by $320,000, comprised of a $108,000 reduction in revenue, a $30,000 increase in cost of revenue and a $182,000 increase in general and administrative expenses.

During the three-month interim period ended June 30, 2011, the Company identified certain out of period immaterial errors related to revenue recognition in the fourth quarter of 2010 and first quarter of 2011 and certain property tax accruals for the period of fiscal year 2007 through the first quarter of 2011. The Company corrected these errors during the three-month interim period ended June 30, 2011, which had the effect of decreasing net income by $16,000, comprised of a $210,000 reduction in revenue and a $194,000 decrease in general and administrative expenses.

The Company has evaluated these errors and does not believe the amounts are material to any periods impacted and the correction of these errors is not material to the condensed consolidated financial statements for the three and six months ended June 30, 2011 or to the projected annual results for the fiscal 2011 year.

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

On May 3, 2011, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2011 Stock Incentive Plan (the “2011 Plan”), which had been previously adopted by the Lionbridge Board of Directors on January 27, 2011 and replaces the Lionbridge 2005 Stock Incentive Plan (the “2005 Plan”). The 2011 Plan provides for the issuance of 4,500,000 shares of common stock to officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries in the form of stock options, shares of restricted stock, restricted stock units and other forms of equity. Options to purchase common stock under the 2011 Plan are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 2011 Plan vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2011 Plan. Under the terms of the 2011 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options granted under the 2011 Plan are amortized using a straight-line basis over the option vesting period. At June 30, 2011, there were 4,377,924 options available for future grant under the 2011 Plan.

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the 2005 Plan, which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. On May 1, 2009, the stockholders of the Company approved an amendment to the 2005 Plan increasing the maximum number of shares of common stock available for issuance under the 2005 Plan by 4,500,000 shares to 8,500,000 shares. At June 30, 2011, there were no options available for future grant under the 2005 Plan because, in connection with the approval of the 2011 Plan, no further grants of equity under the 2005 Plan are to be made on or after May 3, 2011. Options to purchase common stock under the 2005 Plan are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 2005 Plan vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight-line basis over the option vesting period.

Lionbridge’s 1998 Stock Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the 1998 Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. At June 30, 2011 there were no options available for future grant under the 1998 Plan. Options to purchase common stock under the 1998 Plan had been granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 1998 Plan vested over a four-year period: 25% of the option shares vested one year from the date of grant and the remaining option shares vested at the rate of 12.5% each six month period thereafter. Stock options granted under the 1998 Plan generally expire ten years (five years in certain cases) from the date of grant. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options granted under the 1998 Plan may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Restricted Stock Awards

Lionbridge issued 1,797,000 and 231,826 shares of restricted common stock and restricted stock units, respectively, under the 2005 Plan and the 2011 Plan, during the six-month period ended June 30, 2011 with a fair market value of $7.4 million. Of the total 2,028,826 shares of restricted common stock and restricted stock units issued in the six-month period ended June 30, 2011, 1,632,750 have restrictions on disposition which lapse over four years from the date of grant, 56,076 have restrictions on disposition which lapse over thirteen months from the date of grant, and 340,000 restricted shares were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance-based stock incentive awards under the 2005 Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals and records expense accordingly. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Stock-based Compensation

The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. Total compensation expense related to stock options, performance-based restricted stock awards and time-based restricted stock awards was $1.4 million and $1.1 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $2.5 million and $2.0 million for the six-month periods ended June 30, 2011 and 2010, respectively, classified in the statement of operations line items as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$28,000	$19,000	$52,000	$39,000
Sales and marketing	247,000	163,000	444,000	314,000
General and administrative	1,097,000	893,000	1,949,000	1,592,000
Research and development	16,000	24,000	34,000	49,000

Total stock-based compensation expense	$1,388,000	$1,099,000	$2,479,000	$1,994,000

As of June 30, 2011, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.3 million and will be recognized over an estimated weighted average period of approximately 2.8 years. Lionbridge currently expects to amortize $9.2 million of unamortized compensation in connection with restricted stock awards outstanding as of June 30, 2011 over an estimated weighted average period of approximately 2.8 years.

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

4. DEBT

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving credit agreement dated as of December 31, 2006, as the amended to date (the “Credit Agreement”), which had been scheduled to expire in December 2011. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.75% – 2.50%, depending on certain conditions. At June 30, 2011, $24.7 million was outstanding with an interest rate of 2.2%. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of June 30, 2011.

5. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of net income (loss), the net change in the funded status of defined benefit postretirement plans, unrealized gains and losses on a cash flow hedge and the net change in foreign currency translation adjustment. Total comprehensive income was $2.2 million and $3.7 million for the three-month periods ended June 30, 2011 and 2010, respectively. Total comprehensive loss was $2.6 million for the six-month period ended June 30, 2011 and total comprehensive income was $3.7 million for the six-month period ended June 30, 2010.

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

Shares used in calculating basic and diluted earnings per share for the three and six-month periods ended June 30, 2011 and 2010, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average number of shares of common stock outstanding—basic	57,815,000	56,619,000	57,671,000	56,495,000
Dilutive common stock equivalents relating to options and restricted stock	1,733,000	3,235,000	—	2,696,000

Weighted average number of shares of common stock outstanding—diluted	59,548,000	59,854,000	57,671,000	59,191,000

Options and unvested restricted stock to purchase 5,316,000 and 3,046,000 shares of common stock for the three-month periods ended June 30, 2011 and 2010, respectively, and 7,924,000 and 3,380,000 for the six-month periods ended June 30, 2011 and 2010, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

7. RESTRUCTURING CHARGES

During the six-month period ended June 30, 2011, Lionbridge recorded $2.7 million of restructuring charges. The $2.7 million of restructuring charges recorded in the six-month period ended June 30, 2011 included $2.5 million for workforce reductions in Europe, the Americas and Asia consisting of 24 technical staff, 3 administrative staff and 1 sales staff, $140,000 recorded for vacated facilities and associated site closure costs, $97,000 of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. Of these charges, $2.7 million related to the Company’s Global Language and Content (“GLC”) segment and $9,000 related to the Interpretation segment. The Company made $4.8 million of cash payments in the six-month period ended June 30, 2011 with $4.8 million and $9,000 related to the GLC and Interpretation segments, respectively.

During the six-month period ended June 30, 2010, Lionbridge recorded $1.9 million of restructuring charges. The $1.9 million of restructuring charges recorded in the six-month period ended June 30, 2010 included $1.1 million for workforce reductions in Europe and the United States consisting of 11 technical staff, 1 administrative staff and 1 sales staff, $362,000 recorded for vacated facilities and $331,000 for the accelerated amortization of long-lived assets in connection with vacated facilities, recorded pursuant to the guidance of ASC 420 and ASC 712, and related literature. Of these charges, $1.6 million related to the Company’s GLC segment and $171,000 related to the GDT segment. The Company made $2.4 million of cash payments in the six-month period ended June 30, 2010 with $2.3 million and $81,000 related to the GLC and GDT segments, respectively.

The following table summarizes the accrual activity (excluding the $331,000 long-lived asset accelerated amortization in the six-month period ended June 30, 2010) for the six months ended June 30, 2011 and 2010, respectively, by initiative:

	2011	2010
Beginning balance, January 1	$6,607,000	$3,261,000
Employee severance:
Restructuring charges recorded	2,504,000	1,111,000
Cash payments related to liabilities recorded on exit or disposal activities	(4,520,000)	(1,682,000)

	(2,016,000)	(571,000)

Vacated facility/Lease termination:
Restructuring charges recorded	140,000	192,000
Revision of estimated liabilities	97,000	170,000
Cash payments related to liabilities assumed and recorded on business combinations	—	(60,000)
Cash payments related to liabilities recorded on exit or disposal activities	(313,000)	(680,000)

	(76,000)	(378,000)

Ending balance, June 30	$4,515,000	$2,312,000

At June 30, 2011, the Company’s consolidated balance sheet includes accruals totaling $4.5 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $2.8 million of these will be fully paid within twelve months. The remaining $1.7 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

8. INCOME TAXES

The provisions for income taxes for the three-month periods ended June 30, 2011 and 2010 were $560,000 and $905,000, respectively. The provisions for income taxes for the six-month periods ended June 30, 2011 and 2010 were $1.0 million and $1.6 million, respectively. The tax provisions for the three and six-month periods ended June 30, 2011 consisted primarily of taxes on income in foreign jurisdictions, a deferred tax benefit related to the recognition of deferred tax assets and a reduction in deferred tax liabilities in certain foreign jurisdictions, as well as a tax benefit for the release of certain existing reserves for uncertain tax positions, primarily due to expiration of statutes of limitations, and taxes, interest and penalties recorded in relation to the Company’s uncertain tax positions. The tax provision for the six-month period also includes a foreign tax benefit of $415,000 related to a refund received for an amended 2008 tax filing.

The tax provisions for the three and six-month periods ended June 30, 2010 consisted primarily of taxes on income in foreign jurisdictions, a deferred tax benefit related to the recognition of deferred tax assets and reduction in deferred tax liabilities in certain foreign jurisdictions, and taxes, interest and penalties recorded in relation to the Company’s uncertain tax positions.

The balance of unrecognized tax benefits at June 30, 2011, not including interest and penalties, was $5.9 million, which, if recognized, would affect the effective income tax rate in future periods. Lionbridge also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At June 30, 2011, Lionbridge had approximately $2.2 million of interest and penalties accrued related to unrecognized tax benefits.

In connection with the Company’s 2005 acquisition of Bowne Global Solutions (“BGS”), Bowne & Co., Inc. (“Bowne”) (which has since been acquired by R.R. Donnelley & Sons Co.) agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. At June 30, 2011 $1.4 million of the gross unrecognized tax benefits and $536,000 of the accrued interest and penalties related to the acquisition of BGS are subject to indemnification. The Company believes that it is reasonably possible that approximately $1.3 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.

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

At June 30, 2011, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely.

Through March 31, 2011, Lionbridge’s Indian subsidiary had a tax holiday granted by the Indian government and was exempt from corporate income tax on its operating profits. This tax holiday expired at the end of the Indian subsidiary’s March 31, 2011 tax year and the Indian subsidiary is subjected to corporate income tax effective April 1, 2011.

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

The table below presents information about the reported net income (loss) of the Company for the three and six-month periods ended June 30, 2011 and 2010. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
Three Months Ended June 30, 2011
External revenue	$79,523,000	$27,589,000	$6,133,000	$—	$113,245,000
Cost of revenue (exclusive of depreciation and amortization)	53,729,000	19,716,000	5,363,000	—	78,808,000
Depreciation and amortization	1,014,000	256,000	26,000	722,000	2,018,000
Other operating expenses	18,980,000	3,707,000	397,000	—	23,084,000

Segment contribution	5,800,000	3,910,000	347,000	(722,000)	9,335,000
Interest expense and other unallocated items	—	—	—	(7,053,000)	(7,053,000)

Income (loss) before income taxes	5,800,000	3,910,000	347,000	(7,775,000)	2,282,000
Provision for income taxes	—	—	—	(560,000)	(560,000)

Net income (loss)	5,800,000	3,910,000	347,000	(8,335,000)	1,722,000

Three Months Ended June 30, 2010
External revenue	$75,202,000	$24,582,000	$5,088,000	$—	$104,872,000
Cost of revenue (exclusive of depreciation and amortization)	49,131,000	16,242,000	4,270,000	—	69,643,000
Depreciation and amortization	806,000	226,000	34,000	1,332,000	2,398,000
Other operating expenses	17,823,000	2,835,000	578,000	—	21,236,000

Segment contribution	7,442,000	5,279,000	206,000	(1,332,000)	11,595,000
Interest expense and other unallocated items	—	—	—	(6,132,000)	(6,132,000)

Income (loss) before income taxes	7,442,000	5,279,000	206,000	(7,464,000)	5,463,000
Provision for income taxes	—	—	—	(905,000)	(905,000)

Net income (loss)	7,442,000	5,279,000	206,000	(8,369,000)	4,558,000

Six Months Ended June 30, 2011
External revenue	$148,630,000	$52,299,000	$11,968,000	$—	$212,897,000
Cost of revenue (exclusive of depreciation and amortization)	102,800,000	37,243,000	10,501,000	—	150,544,000
Depreciation and amortization	1,946,000	440,000	53,000	1,453,000	3,892,000
Other operating expenses	37,436,000	7,063,000	1,065,000	—	45,564,000

Segment contribution	6,448,000	7,553,000	349,000	(1,453,000)	12,897,000
Interest expense and other unallocated items	—	—	—	(15,590,000)	(15,590,000)

Income (loss) before income taxes	6,448,000	7,553,000	349,000	(17,043,000)	(2,693,000)
Provision for income taxes	—	—	—	(1,031,000)	(1,031,000)

Net income (loss)	6,448,000	7,553,000	349,000	(18,074,000)	(3,724,000)

Six Months Ended June 30, 2010
External revenue	$147,740,000	$47,928,000	$9,984,000	$—	$205,652,000
Cost of revenue (exclusive of depreciation and amortization)	98,314,000	31,530,000	8,744,000	—	138,588,000
Depreciation and amortization	1,562,000	463,000	69,000	2,657,000	4,751,000
Other operating expenses	35,615,000	5,702,000	1,114,000	—	42,431,000

Segment contribution	12,249,000	10,233,000	57,000	(2,657,000)	19,882,000
Interest expense and other unallocated items	—	—	—	(13,234,000)	(13,234,000)

Income (loss) before income taxes	12,249,000	10,233,000	57,000	(15,891,000)	6,648,000
Provision for income taxes	—	—	—	(1,613,000)	(1,613,000)

Net income (loss)	12,249,000	10,233,000	57,000	(17,504,000)	5,035,000

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2010, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for the year ended December 31, 2010. There were no events or changes in circumstances during the six months ended June 30, 2011 which indicated that an assessment of the impairment of goodwill and other intangible assets was required.

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

The following table summarizes other intangible assets at June 30, 2011 and December 31, 2010, respectively.

	June 30, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$(23,578,000)	$8,422,000	$32,000,000	$(22,412,000)	$9,588,000

	$32,000,000	$(23,578,000)	$8,422,000	$32,000,000	$(22,412,000)	$9,588,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at June 30, 2011 in the fiscal periods as follows:

Year ending December 31,
2011	$1,167,000
2012	1,921,000
2013	1,583,000
2014	1,304,000
2015	1,075,000
Thereafter	1,372,000

$8,422,000

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals were been filed objecting to the definition of the settlement class and fairness of the settlement, five of which were dismissed with prejudice on October 6, 2010. On May 17, 2011, the Court of Appeals dismissed four of the remaining appeals and remanded the final appeal to the District Court to determine whether the appellant has standing to object to the settlement. The District Court has yet to rule on that issue. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any financial assets and liabilities at either June 30, 2011 or December 31, 2010 designated as Level 1.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities are an interest rate swap and foreign exchange forward contracts whose fair value were determined using pricing models predicated upon observable market spot and forward rates. The interest rate swap is designated as a cash flow hedge under the guidance of ASC 815, “Derivatives and Hedging” (“ASC 815”) and changes in the fair value are recorded to other comprehensive income. On July 31, 2010, the Company’s interest rate swap matured. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings as other (income) expense. The Company did not have any foreign exchange forward contracts outstanding at either June 30, 2011 or December 31, 2010.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not have any financial assets and liabilities at either June 30, 2011 or December 31, 2010 designated as Level 3.

13. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”), authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Although the Company will need to modify the presentation of certain information to comply with the requirements of this guidance, the Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”), an amendment to achieve common fair value measurement and disclosure requirements in GAAP and international financial reporting standards (“IFRS”). The amendments explain how to measure fair value and will improve the comparability of fair value measurement presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. This authoritative guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations” “(ASU 2010-29”)”, an amendment to goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have an impact on the Company since it did not have any reporting units with zero or negative carrying amounts at June 30, 2011.

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

In October 2009, the Emerging Issues Task Force (“EITF”) reached final consensus on ASU 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which addresses the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue is effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2011. The Company adopted this guidance and concluded it did not have a material impact on its financial statements.

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

During 2010 and the first six months of 2011, Lionbridge has invested in technology development, infrastructure, sales and marketing to support the development and commercialization of GeoFluent™, a SaaS-based, customizable, real-time automated translation technology that instantly translates content and communications into multiple languages. GeoFluent is based on IBM’s machine translation engine and is the result of a technology partnership between Lionbridge and IBM. GeoFluent offers enterprises the ability to increase their multilingual communications through an easy-to-use application that translates online chat sessions, Websites and documents in real-time. In May 2011 the Company announced general availability of the GeoFluent application and expects to enter into subscription agreements for the technology in the coming quarters. The Company has also continued to develop and market Translation Workspace™, its SaaS-based translation productivity technology for translators and agencies. By introducing GeoFluent as a real-time automated translation application and continuing to enhance Translation Workspace, Lionbridge believes it will effectively reach its goals of transforming the Lionbridge business to incorporate both services and technology, which in turn may allow it to expand its market leadership and increase growth opportunities.

For the six-month period ended June 30, 2011, Lionbridge’s loss from operations was $1.5 million, with a net loss of $3.7 million. For the year ended December 31, 2010, the Company’s income from operations was $3.0 million with a net loss of $1.3 million. As of June 30, 2011, the Company had an accumulated deficit of $240.4 million.

Certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro and other currencies, as a large portion of its cost of revenue and general and administrative expenses are payable in Euros and other currencies, while the majority of its revenues are recorded in U.S. Dollars. During the three and six months ended June 30, 2011, the value of the U.S. Dollar relative to other currencies weakened by approximately 11.8% and 8.4%, respectively, from the corresponding periods of 2010. This resulted in favorable foreign currency impact on revenue for the three and six months ended June 30, 2011, particularly in the GLC segment. In addition, the Company’s operating income and net income for the three and six-month periods ended June 30, 2011 were negatively impacted by weakening in the U.S. Dollar against other currencies as compared to the corresponding period of 2010, particularly in the GLC segment.

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

Product and content globalization and product certification projects are fixed price contracts and revenue is recognized as services are delivered. Depending on specific contractual provisions and the nature of the deliverable, revenue is recognized (1) on a proportional performance model based on level of effort, (2) as milestones are achieved or (3) when final deliverables have been met. Amounts billed in excess of revenue recognized are recorded as deferred revenue.

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

Lionbridge’s GLC segment includes Translation Workspace, the Company’s hosted proprietary, internet-architected translation memory application that simplifies translation management. This SaaS-based application is available to translators on a subscription basis. Access revenue is billed in advance and generally recognized over the subscription period. Incremental overage fees are recognized in the period incurred.

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

Revenue includes reimbursement of travel and out-of-pocket expenses and certain facilities costs with equivalent amounts of expense recorded in cost of revenue.

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

Valuation of Goodwill and Other Intangible Assets

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include: an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2010, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for the year ended December 31, 2010. Estimating future cash flows requires management to make projections that can materially differ from actual results. There were no events or changes in circumstances during the six months ended June 30, 2011 which indicated that an assessment of the impairment of goodwill and other intangible assets was required.

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

Restructuring Charges

During the six-month period ended June 30, 2011, Lionbridge recorded $2.7 million of restructuring charges. The $2.7 million of restructuring charges recorded in the six-month period ended June 30, 2011 included $2.5 million for workforce reductions in Europe, the Americas and Asia consisting of 24 technical staff, 3 administrative staff and 1 sales staff, $140,000 recorded for vacated facilities and associated site closure costs, and $97,000 of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. Of these charges, $2.7 million related to the Company’s Global Language and Content (“GLC”) segment and $9,000 related to the Interpretation segment. The Company made $4.8 million of cash payments in the six-month period ended June 30, 2011 with $4.8 million and $9,000 related to the GLC and Interpretation segments, respectively.

During the six-month period ended June 30, 2010, Lionbridge recorded $1.9 million of restructuring charges. The $1.9 million of restructuring charges recorded in the six-month period ended June 30, 2010 included $1.1 million for workforce reductions in Europe and the United States consisting of 11 technical staff, 1 administrative staff and 1 sales staff, $362,000 recorded for vacated facilities and $331,000 for the accelerated amortization of long-lived assets in connection with vacated facilities, recorded pursuant to the guidance of ASC 420 and ASC 712, and related literature. Of these charges, $1.6 million related to the Company’s GLC segment and $171,000 related to the GDT segment. The Company made $2.4 million of cash payments in the six-month period ended June 30, 2010 with $2.3 million and $81,000 related to the GLC and GDT segments, respectively.

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

On May 3, 2011, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2011 Stock Incentive Plan (the “2011 Plan”), which had been previously adopted by the Lionbridge Board of Directors on January 27, 2011 and replaces the Lionbridge 2005 Stock Incentive Plan (the “2005 Plan”). The 2011 Plan provides for the issuance of 4,500,000 shares of common stock to officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries in the form of stock options, shares of restricted stock, restricted stock units and other forms of equity. Options to purchase common stock under the 2011 Plan are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2011 Plan. Under the terms of the 2011 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options granted under the 2011 Plan are amortized using a straight-line basis over the option vesting period. At June 30, 2011, there were 4,377,924 options available for future grant under the 2011 Plan.

In November 2005, the stockholders of Lionbridge Technologies, Inc. approved the 2005 Plan, which had been previously adopted by the Lionbridge Board of Directors on October 7, 2005, for officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries. On May 1, 2009, the stockholders of the Company approved an amendment to the 2005 Plan increasing the maximum number of shares of common stock available for issuance under the 2005 Plan by 4,500,000 shares to 8,500,000 shares. At June 30, 2011, there were no options available for future grant under the 2005 Plan because, in connection with the approval of the 2011 Plan, no further grants of equity under the 2005 Plan are to be made on or after May 3, 2011. Options to purchase common stock under the 2005 Plan are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 2005 Plan vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight-line basis over the option vesting period.

Lionbridge’s 1998 Stock Plan (the “1998 Plan”) provides for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the 1998 Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. At June 30, 2011 there were no options available for future grant under the 1998 Plan. Options to purchase common stock under the 1998 Plan had been granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 1998 Plan vested over a four-year period: 25% of the option shares vested one year from the date of grant and the remaining option shares vested at the rate of 12.5% each six month period thereafter. Stock options granted under the 1998 Plan generally expire ten years (five years in certain cases) from the date of grant. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options granted under the 1998 Plan may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Restricted Stock Awards

Lionbridge issued 1,797,000 and 231,826 shares of restricted common stock and restricted stock units, respectively, under the 2005 Plan and 2011 Plan, during the six-month period ended June 30, 2011 with a fair market value of $7.4 million. Of the total 2,028,826 shares of restricted common stock and restricted stock units issued in the six-month period ended June 30, 2011, 1,632,750 have restrictions on disposition which lapse over four years from the date of grant, 56,076 have restrictions on disposition which lapse over thirteen months from the date of grant, and 340,000 restricted shares were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance-based stock incentive awards under the 2005 Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals and records expense accordingly. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Stock-based Compensation

The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. Total compensation expense related to stock options, performance-based restricted stock awards and time-based restricted stock awards was $1.4 million and $1.1 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $2.5 million and $2.0 million for the six-month periods ended June 30, 2011 and 2010, respectively, classified in the statement of operations line items as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$28,000	$19,000	$52,000	$39,000
Sales and marketing	247,000	163,000	444,000	314,000
General and administrative	1,097,000	893,000	1,949,000	1,592,000
Research and development	16,000	24,000	34,000	49,000

Total stock-based compensation expense	$1,388,000	$1,099,000	$2,479,000	$1,994,000

As of June 30, 2011, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.3 million and will be recognized over an estimated weighted average period of approximately 2.8 years. Lionbridge currently expects to amortize $9.2 million of unamortized compensation in connection with restricted stock awards outstanding as of June 30, 2011 over an estimated weighted average period of approximately 2.8 years.

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	69.6	66.4	70.7	67.4
Sales and marketing	7.7	7.1	8.0	7.0
General and administrative	16.4	17.9	17.5	18.3
Research and development	1.3	0.9	1.3	0.8
Depreciation and amortization	1.3	1.1	1.3	1.1
Amortization of acquisition-related intangible assets	0.5	1.2	0.6	1.2
Restructuring charges	0.6	0.6	1.3	0.9

Total operating expenses	97.4	95.2	100.7	96.7

Income (loss) from operations	2.6	4.8	(0.7)	3.3
Interest expense:
Interest on outstanding debt	0.2	0.3	0.2	0.3
Amortization of deferred financing costs	—	—	—	—
Interest income	—	—	—	—
Other (income) expense, net	0.4	(0.7)	0.4	(0.2)

Income (loss) before income taxes	2.0	5.2	(1.3)	3.2
Provision for income taxes	0.5	0.9	0.5	0.8

Net income (loss)	1.5%	4.3%	(1.8)%	2.4%

Revenue. The following table shows GLC, GDT, and Interpretation revenues in dollars and as a percentage of total revenue for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
GLC	$79,523,000	70%	$75,202,000	72%	$148,630,000	70%	$147,740,000	72%
GDT	27,589,000	24%	24,582,000	23%	52,299,000	25%	47,928,000	23%
Interpretation	6,133,000	6%	5,088,000	5%	11,968,000	5%	9,984,000	5%

Total revenue	$113,245,000	100%	$104,872,000	100%	$212,897,000	100%	$205,652,000	100%

Revenue for the quarter ended June 30, 2011 was $113.2 million, an increase of $8.4 million, or 8.0%, from $104.9 million for the quarter ended June 30, 2010. Lionbridge conducts a large portion of its business in international markets. Approximately 38.5% of its revenue for the quarter ended June 30, 2011 is denominated in foreign currencies. The principal foreign currency applicable to Lionbridge’s business is the Euro. Approximately 28.4% of revenue for the quarter ended June 30, 2011 was denominated in Euro, and a majority of this revenue is concentrated in the GLC business. Accordingly, volatility in foreign currency exchange rates primarily affects the GLC business. During the quarter ended June 30, 2011, the U.S. Dollar was significantly weaker against most foreign currencies, in particular the Euro, as compared to the quarter ended June 30, 2010. The increase of $8.4 million consists of $4.3 million, $3.0 million and $1.1 million of revenue growth in GLC, GDT, and Interpretation, respectively. As compared to the three months ended June 30, 2010, revenue increased approximately $3.8 million, or 3.6%, as the result of organic growth and approximately $4.6 million, or 4.4%, due to the significant decline in the exchange rate of the U.S. Dollar against most foreign currencies period-over-period. Revenue for the six months ended June 30, 2011 was $212.9 million, an increase of $7.2 million, or 3.5%, from $205.7 million for the six months ended June 30, 2010. The increase of $7.2 million consists of $890,000, $4.4 million and $2.0 million of revenue growth in GLC, GDT, and Interpretation, respectively. As compared to the six months ended June 30, 2010, revenue increased approximately $2.6 million, or 1.3%, as the result of organic growth, and approximately $4.6 million, or 2.2%, due to the impact of foreign exchange rate fluctuations. The U.S. Dollar was significantly weaker against certain foreign currencies, in particular the Euro, during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. A significant portion of Lionbridge’s revenue is linked to the product release cycles and production schedules of a limited number of large clients in the technology sector. During the six months ended June 30, 2011, the Company’s year-over-year revenue growth was negatively impacted by a decline in the scope and number of projects from a certain large customer in the technology sector, particularly impacting its GLC segment, and was attributable to changes in that customer’s product release cycles and other customer-related cost-containment initiatives, particularly during the first quarter of 2011. This decline was partially offset by an increase in revenue related services for other new and existing customers.

Revenue from the Company’s GLC business for the quarter ended June 30, 2011 increased $4.3 million, or 5.8%, to $79.6 million from $75.2 million for the quarter ended June 30, 2010 primarily due to the decline in the foreign exchange rate between U.S. Dollar and other currencies, in particular the Euro, and to a lesser extent an increase in revenue related to new customer programs. For the six months ended June 30, 2011, revenue from the Company’s GLC business was $148.6 million, an increase of $890,000, or 0.6%, from $147.7 million for the six months ended June 30, 2010. As compared to the six months ended June 30, 2010, revenue increased approximately $4.5 million due to the impact of the weakened U.S. Dollar against most foreign currencies, while organic growth declined by approximately $3.6 million during the six months ended June 30, 2011 due to decreased revenue from a certain large customer in the technology sector.

Revenue from the Company’s GDT segment was $27.6 million for the quarter ended June 30, 2011, an increase of $3.0 million, or 12.2%, from $24.6 million for the quarter ended June 30, 2010. For the six months ended June 30, 2011, revenue from the Company’s GDT segment was $52.3 million, an increase of $4.4 million, or 9.1%, from $47.9 million for the six months ended June 30, 2010. The period-over-period increases in GDT revenue were primarily due to new or expanded customer engagements. Revenue in the GDT segment is not materially impacted by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation segment was $6.1 million for the quarter ended June 30, 2011, an increase of $1.0 million, or 20.5%, from $5.1 million for the quarter ended June 30, 2010. For the six months ended June 30, 2011 revenue from the Company’s Interpretation business was $12.0 million, an increase of $2.0 million, or 19.9%, from $10.0 million for the six months ended June 30, 2010. The period-over-period increases in Interpretation revenue were primarily due to increased revenue and more favorable terms from one large customer engagement. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client engagements. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the three and six-month period of the prior year and as a percentage of revenue for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30, 2011	% Change Q2 10 to Q2 11	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	% Change Six Months 10 to Six Months 11	Six Months Ended June 30, 2010
GLC:
Cost of revenue	$53,729,000	9.4%	$49,131,000	$102,800,000	4.6%	$98,314,000
Percentage of revenue	67.6%		65.3%	69.2%		66.5%
GDT:
Cost of revenue	19,716,000	21.4%	16,242,000	37,243,000	18.1%	31,530,000
Percentage of revenue	71.5%		66.1%	71.2%		65.8%
Interpretation:
Cost of revenue	5,363,000	25.6%	4,270,000	10,501,000	20.1%	8,744,000
Percentage of revenue	87.4%		83.9%	87.7%		87.6%

Total cost of revenue	$78,808,000		$69,643,000	$150,544,000		$138,588,000

Percentage of revenue	69.6%		66.4%	70.7%		67.4%

For the quarter ended June 30, 2011, as a percentage of revenue, cost of revenue increased to 69.6% as compared to 66.4% for the quarter ended June 30, 2010 primarily due to the negative impact of the decline in the exchange rate of the U.S. Dollar against most foreign currencies and changes in the revenue and service mix. The increased cost of revenue percentage was partially offset by cost saving initiatives implemented in 2010 in the Company’s GLC segment, and continued benefits realized from the deployment and use of Lionbridge’s language management technology platform.

For the quarter ended June 30, 2011, cost of revenue increased $9.2 million, or 13.2%, to $78.8 million as compared to $69.6 million for the corresponding period of the prior year. The increase was primarily in support of the $8.4 million increase of incremental revenue as compared to the corresponding period of the prior year and is inclusive of approximately $5.5 million attributable to the depreciation of the U.S. Dollar against foreign currencies as noted above, with the balance due to changes in the revenue and service mix period-over-period. For the six months ended June 30, 2011, cost of revenue was $150.5 million, an increase of $12.0 million, or 8.6%, as compared to $138.6 million for the same period of 2010. This increase was primarily in support of the $7.4 million increase of incremental revenue as compared to the six months ended June 30, 2010. Approximately $6.0 million of the increase is attributable to depreciation of the U.S. Dollar against certain currencies as noted above.

For the quarter ended June 30, 2011, cost of revenue as a percentage of revenue in the Company’s GLC business increased to 67.6% as compared to 65.3% for the quarter ended June 30, 2010. For the quarter ended June 30, 2011, GLC cost of revenue increased $4.6 million, or 9.4%, to $53.7 million as compared to $49.1 million for the same quarter of the prior year. This increase reflects the negative impact of the decline in the exchange rate of the U.S. Dollar against most foreign currencies and the higher costs for translation outsourcing due to work mix changes. For the six months ended June 30, 2011, GLC cost of revenue increased $4.5 million, or 4.6%, to $102.8 million as compared to $98.3 million for the corresponding period of the prior year. This increase is primarily attributable to the $5.2 million impact of the depreciation of the U.S. Dollar against foreign currencies, as compared to the six months ended June 30, 2010. The increased cost of revenue was partially offset by cost saving initiatives implemented in 2010 in the Company’s GLC segment, and continued benefits realized from the deployment and use of Lionbridge’s language management technology platform.

For the quarter ended June 30, 2011, cost of revenue as a percentage of revenue in the Company’s GDT segment increased to 71.5% as compared to 66.1% for the quarter ended June 30, 2010. For the quarter ended June 30, 2011, GDT cost of revenue increased $3.5 million, or 21.4%, to $19.7 million as compared to $16.2 million for the corresponding period of the prior year. For the six months ended June 30, 2011, cost of revenue was $37.2 million, an increase of $5.7 million, or 18.1%, as compared to $31.5 million for the same period of 2010. These increases were primarily attributable to significant changes in customer work mix, and to a lesser extent the $4.4 million increase in revenue period-over-period.

For the quarter ended June 30, 2011, cost of revenue as a percentage of revenue in the Company’s Interpretation segment increased to 87.4% as compared to 83.9% for the quarter ended June 30, 2010. This decrease is primarily attributable to pricing and work mix variations in services, partially offset by increased revenue period-over-period. For the quarter ended June 30, 2011, Interpretation cost of revenue increased $1.1 million, or 25.6%, to $5.4 million as compared to $4.3 million for the corresponding period of the prior year. The increase is primarily due to increased revenue levels, partially offset by pricing and work mix variations in services as compared to the prior year. For the six months ended June 30, 2011, cost of revenue as a percentage of revenue in the Company’s Interpretation segment increased to 87.7% as compared to 87.6% for the corresponding period of the prior year. For the six months ended June 30, 2011, Interpretation cost of revenue increased

$1.8 million, or 20.1%, to $10.5 million as compared to $8.7 million for the corresponding period of the prior year. These increases are primarily due to increased revenue levels, partially offset by pricing and work mix variations in services as compared to the prior year. The Company’s Interpretation segment is not materially impacted by foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three and six-month period of the prior year and as a percentage of revenue for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total sales and marketing expenses	$8,701,000	$7,465,000	$16,979,000	$14,433,000
Increase from prior year	1,236,000		2,546,000
Percentage of revenue	7.7%	7.1%	8.0%	7.0%

Sales and marketing expenses increased $1.2 million, or 16.6%, for the three months ended June 30, 2011 as compared to the corresponding period of 2010. As a percentage of revenue, sales and marketing expenses increased to 7.7% for the three months ended June 30, 2011 as compared to 7.1% for the three months ended June 30, 2010. These increases are primarily attributable to increased compensation related to the Company’s investment in sales and marketing, approximately $321,000 of increased expenses attributable to the depreciation of the U.S. Dollar’s exchange rate against most foreign currencies, and increased compensation to support the $8.4 million increase in revenue period-over-period.

Sales and marketing expenses increased $2.5 million, or 17.6%, for the six months ended June 30, 2011 as compared to the corresponding period of 2010. As a percentage of revenue, sales and marketing expenses increased to 8.0% for the six months ended June 30, 2011 as compared to 7.0% for the six months ended June 30, 2010. These increases are primarily attributable to increased compensation related to the Company’s investment in sales and marketing, approximately $382,000 of increased expenses attributable to the depreciation of the U.S. Dollar’s exchange rate against most foreign currencies, and increased compensation to support the $7.2 million increase in revenue, year-over-year.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total general and administrative expenses	$18,657,000	$18,698,000	$37,282,000	$37,490,000
Decrease from prior year	41,000		208,000
Percentage of revenue	16.4%	17.9%	17.5%	18.3%

General and administrative expenses decreased $41,000, or 0.2%, for the three months ended June 30, 2011 as compared to the corresponding period of 2010 despite approximately $1.0 million of increased expenses due to the depreciation of the U.S. Dollar against certain foreign exchange currencies as compared to the corresponding period of 2010. As a percentage of revenue, general and administrative expenses decreased to 16.4% for the quarter ended June 30, 2011, as compared to 17.9%, for the same period of the prior year. These decreases are primarily attributable to the increase in revenue period-over-period.

General and administrative expenses decreased $208,000, or 0.6%, for the six months ended June 30, 2011 as compared to the corresponding period of 2010 despite approximately $1.2 million of increased expenses due to the depreciation of the U.S. Dollar against certain foreign exchange currencies as compared to the corresponding period of 2010. Approximately 56.6% of general and administrative expenses are denominated in non-U.S. Dollars and of that amount a majority of these expenses related to rent and compensation expense. This decrease reflects reduced expenses as the result of cost saving initiatives implemented in 2010, primarily employee compensation and benefits expense. As a percentage of revenue, general and administrative expenses decreased to 17.5% for the six months ended June 30, 2011, as compared to 18.3%, for the same period of the prior year. This decrease is primarily associated with the $7.2 million increase in revenue for the six months ended June 30, 2011, as compared to the corresponding period of the prior year and the result of the cost saving initiatives implemented during 2010.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system, its Translation Workspace SaaS-based offering, and development of GeoFluent based on automated machine translation technology licensed from IBM. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total research and development expense	$1,518,000	$952,000	$2,914,000	$1,710,000
Increase from prior year	566,000		1,204,000
Percentage of revenue	1.3%	0.9%	1.3%	0.8%

Research and development expenses increased $566,000 for the three months ended June 30, 2011 as compared to the corresponding period of 2010. This increase is primarily attributable to an increase in headcount to support the development of the Company’s web-based hosted language management technology platform, its Translation Workspace SaaS-based offering and development of automated machine translation technology licensed from IBM (known as GeoFluent). Approximately $92,000 of the increase is due to the depreciation of the U.S. Dollar against most foreign currencies period-over-period.

Research and development expenses increased $1.2 million for the six months ended June 30, 2011 as compared to the corresponding period of 2010. This increase is primarily attributable to increase headcount to support the development of the Company’s web-based hosted language management technology platform, its Translation Workspace SaaS-based offering and its GeoFluent real-time machine translation technology offering. Approximately $91,000 of the increase is due to the depreciation of the U.S. Dollar against most foreign currencies, year-over-year.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total depreciation and amortization expense	$1,435,000	$1,175,000	$2,726,000	$2,305,000
Increase from prior year	260,000		421,000
Percentage of revenue	1.3%	1.1%	1.3%	1.1%

Depreciation and amortization expense increased by $260,000 for the three months ended June 30, 2011 as compared to the corresponding period of 2010. This increase is primarily the result of depreciation of the increased investment in internal and external capitalized costs for the Company’s web-based hosted management technology platform and SaaS-based offering. During the second quarter of 2011, the Company announced general availability of its customizable real-time automated machine translation technology known as GeoFluent. Amortization of capitalized costs related to GeoFluent was initiated during the second quarter of 2011. Approximately $66,000 of the increase is due to the depreciation of the U.S. Dollar against most foreign currencies, period-over-period.

Depreciation and amortization expense increased by $421,000 for the six months ended June 30, 2011 as compared to the corresponding period of 2010. This increase is primarily the result of depreciation of the increased investment in internal and external capitalized costs for the Company’s web-based hosted management technology platform and SaaS-based offering and the amortization of capitalized costs related to the Company’s customizable real-time automated machine translation technology as noted above. Approximately $73,000 of the increase is due to the depreciation of the U.S. Dollar against most foreign currencies, year-over-year.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months ended June 30, 2011 and 2010 of $583,000 and $1.2 million, respectively, and for the six months ended June 30, 2011 and 2010 of $1.2 million and $2.4 million, respectively, relate solely to the amortization of identifiable intangible assets acquired from BGS in 2005.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the quarter ended June 30, 2011 of $210,000 decreased $116,000 from $326,000 for the quarter ended June 30, 2010. The decrease reflects the impact of lower interest rates for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010. This decrease also reflects the impact of the maturity of the Company’s interest rate swap in July 2010. Interest expense for the quarter ended June 30, 2010 included $128,000 for the Company’s interest rate swap. Interest expense for the six months ended June 30, 2011 of $384,000 decreased $283,000 from $667,000 for the six months ended June 30, 2010. The decrease reflects the impact of lower interest rates during the six-month period, year-over-year. This decrease also reflects the impact of the maturity of the Company’s interest rate swap in July 2010. Interest expense for the six months ended June 30, 2010 included $251,000 for the Company’s interest rate swap.

Other Expense, Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $423,000 and $881,000 in other expense, net, in the three and six months ended June 30, 2011, respectively, as compared to $731,000 and $457,000 in other income, net, in the corresponding periods of the prior year. The variations are primarily attributable to net realized and unrealized foreign currency gains of $28,000 and net realized and unrealized foreign currency losses of $607,000 on forward contracts recorded in the three and six-months periods ended June 30, 2011 as compared to net realized and unrealized foreign currency gains of $911,000 and $910,000 on forward contracts recorded in the three and six-month periods ended June 30, 2010, respectively. In addition, the variations are due to differences among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year.

Provision for Income Taxes. The following table shows the provision for income taxes expense in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total provision for income taxes	$560,000	$905,000	$1,031,000	$1,613,000
Decrease from prior year	345,000		582,000
Percentage of revenue	0.5%	0.9%	0.5%	0.8%

The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions, taxes, interest and penalties associated with uncertain tax positions, a deferred tax benefit for the recognition of deferred tax assets and a reduction of deferred tax liabilities related to the intangible assets from the BGS acquisition. The tax provision decreased $345,000 to $560,000 for the quarter ended June 30, 2011 from $905,000 in the corresponding period of 2010 and $582,000 to $1.0 million for the six months ended June 30, 2011 from $1.6 million in the corresponding period of the prior year. These decreases are primarily due to lower foreign profits which are subject to tax by the foreign jurisdictions due to treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model, a foreign tax benefit of $415,000 related to a refund received for an amended 2008 tax filing, and the release of certain existing reserves for uncertain tax positions, primarily due to expiration of statutes of limitations.

Out of Period Adjustment

During the three-month interim period ended March 31, 2011, the Company identified certain out of period immaterial errors related to revenue recognition in the fourth quarter of 2010 and certain gross receipts taxes for the period of fiscal years 2007 through 2010. The Company corrected these errors during the three-month interim period ended March 31, 2011, which had the effect of reducing net income by $320,000, comprised of a $108,000 reduction in revenue, a $30,000 increase in cost of revenue and a $182,000 increase in general and administrative expenses.

During the three-month interim period ended June 30, 2011, the Company identified certain out of period immaterial errors related to revenue recognition in the fourth quarter of 2010 and first quarter of 2011 and certain property tax accruals for the period of fiscal year 2007 through the first quarter of 2011. The Company corrected these errors during the three-month interim period ended June 30, 2011, which had the effect of decreasing net income by $16,000, comprised of a $210,000 reduction in revenue and a $194,000 decrease in general and administrative expenses.

The Company has evaluated these errors and does not believe the amounts are material to any periods impacted and the correction of these errors is not material to the condensed consolidated financial statements for the three and six months ended June 30, 2011 or to the projected annual results for the fiscal 2011 year.

Liquidity and Capital Resources

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving credit agreement dated as of December 31, 2006, as the amended to date (the “Credit Agreement”), which had been scheduled to expire in December 2011. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.75% – 2.50%, depending on certain conditions. At June 30, 2011, $24.7 million was outstanding with an interest rate of 2.2%. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of June 30, 2011.

The following table shows cash and cash equivalents and working capital at June 30, 2011 and at December 31, 2010:

	June 30, 2011	December 31, 2010
Cash and cash equivalents	$20,084,000	$28,206,000
Working capital	38,643,000	40,795,000

Lionbridge’s working capital decreased $2.2 million to $38.6 million at June 30, 2011, as compared to $40.8 million at December 31, 2010; accounts receivable and unbilled receivables totaled $85.1 million, an increase of $9.9 million as compared to December 31, 2010; and other current assets increased by $3.3 million as compared to December 31, 2010. Current liabilities totaled $79.4 million at June 30, 2011, an increase of $7.1 million from December 31, 2010.

The following table shows the net cash provided by (used in) operating activities, net cash used in investing activities, and net cash provided by financing activities for the six months ended June 30, 2011 and 2010, respectively:

	Six Months Ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$(2,943,000)	$9,160,000
Net cash used in investing activities	(7,305,000)	(5,891,000)
Net cash provided by financing activities	86,000	193,000

Net cash used in operating activities was $2.9 million for the six months ended June 30, 2011, as compared to net cash provided by operating activities of $9.2 million for the corresponding period of 2010. The $2.9 million net cash used in operating activities was due to a net loss of $3.7 million (inclusive of $6.9 million in depreciation, amortization, stock-based compensation and other non-cash expenses), a $6.9 million net increase in accounts receivable and unbilled receivables, a $2.9 million increase in other operating assets, a $4.0 million increase in accounts payable, accrued expenses and other operating liabilities, and a $302,000 decrease in deferred revenue. Lionbridge has not experienced any significant trends in accounts receivable and unbilled receivables other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing.

In the six months ended June 30, 2010, net cash provided by operating activities was $9.2 million. Net cash provided by operating activities was due to net income of $5.0 million (inclusive of $6.3 million in depreciation, amortization, stock-based compensation and other non-cash expenses), a $5.6 million net increase in accounts receivable and unbilled receivables, a $2.0 million increase in other operating assets, a $6.6 million increase in accounts payable, accrued expenses and other operating liabilities, and a $1.1 million decrease in deferred revenue.

Net cash used in investing activities increased $1.4 million to $7.3 million for the six months ended June 30, 2011, as compared to $5.9 million for the corresponding period of 2010. The primary investing activity in the six months ended June 30, 2011 was $6.7 million for the purchase of property and equipment and $607,000 for payments of forward contracts.

In the six months ended June 30, 2010, net cash used in investing activities was $5.9 million, primarily for the purchase of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2011 was $86,000, a decrease of $107,000 as compared to $193,000 for the corresponding period of 2010. Net cash provided by financing activities consisted of $93,000 of proceeds from the issuance of common stock under option plans, $7,000 for payments of capital lease obligations, $10.0 million proceeds from the issuance of short-term debt and $10.0 million payments of short-term debt.

In the six months ended June 30, 2010, net cash provided by financing activities was $193,000. Net cash provided by financing activities consisted of $198,000 of proceeds from the issuance of common stock under option plans and $5,000 for payments of capital lease obligations.

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

Contractual Obligations

As of June 30, 2011, there were no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Tax provisions during the six months ended June 30, 2011, primarily related to taxes , accrued interest, and the release of existing reserves for uncertain tax positions, which have increased the balance of unrecognized tax benefits by an insignificant amount to $8.1 million.

Approximately $2.0 million of this balance is related to tax liabilities accruing on or prior to the acquisition of BGS on September 1, 2005. Bowne & Co., Inc. (which has since been acquired by R.R. Donnelley & Sons Co.) agreed to indemnify Lionbridge for these amounts. The Company believes that it is reasonably possible that approximately $1.3 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”), authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Although the Company will need to modify the presentation of certain information to comply with the requirements of this guidance, the Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”) an amendment to achieve common fair value measurement and disclosure requirements in GAAP and international financial reporting standards (“IFRS”). The amendments explain how to measure fair value and will improve the comparability of fair value measurement presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. This authoritative guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations” “(ASU 2010-29”)”, an amendment to goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have an impact on the Company since it did not have any reporting units with zero or negative carrying amounts at June 30, 2011.

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

In October 2009, the Emerging Issues Task Force (“EITF”) reached final consensus on ASU 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which addresses the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue is effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2011. The Company adopted this guidance and concluded it did not have a material impact on its financial statements.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of June 30, 2011, $24.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $54,000 impact on the Company’s interest expense based on the $24.7 million outstanding at June 30, 2011 with an interest rate of 2.2%. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2010, the interest rate swap matured. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, 64% and 65% of its costs and expenses for the six-month periods ended June 30, 2011 and 2010, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 14% and 17% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of June 30, 2011 and December 31, 2010, respectively, while 15% and 16% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of June 30, 2011 and December 31, 2010, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $48.1 million and $57.9 million as of June 30, 2011 and December 31, 2010, respectively. The principal foreign currency applicable to the Company’s business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at June 30, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement, five of which were dismissed with prejudice on October 6, 2010. On May 17, 2011, the Court of Appeals dismissed four of the remaining appeals and remanded the final appeal to the District Court to determine whether the appellant has standing to object to the settlement. The District Court has yet to rule on that issue. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. While Lionbridge cannot guarantee the outcome of these proceedings, the Company believes that the final result of this lawsuit will have no material effect on its consolidated financial condition, results of operations, or cash flows.

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

During the quarter ended June 30, 2011, the Company withheld 46,803 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
May 1, 2011 – May 31, 2011	46,353	$3.37
June 1, 2011 – June 30, 2011	450	$2.99

Total	46,803	$3.36

In addition, upon the termination of employees during the quarter ended June 30, 2011, 17,063 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended June 30, 2011:

Period	Total Number of Shares Forfeited
April 1, 2011 – April 30, 2011	688
May 1, 2011 – May 31, 2011	16,375

Total	17,063

Item 6.	Exhibits

(a)	Exhibits.

10.1**	Amended and Restated Non-Employee Director Compensation Plan (Filed as Exhibit 10.1 to the Current Report Form 8-K (File Number: 000-26933) filed on May 6, 2011) and incorporated herein by reference.

10.2	Lionbridge Technologies, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) (Filed as Exhibit 10.1 to the Registration Statement Form S-8 (File Number: 000-26933) filed on May 16, 2011) and incorporated herein by reference.

10.3	Form of Non-Qualified Stock Option Agreement (For Officers and Employees) under the 2011 Plan (Filed as Exhibit 10.2 to the Registration Statement Form S-8 (File Number: 000-26933) filed on May 16, 2011) and incorporated herein by reference.

10.4	Form of Non-Qualified Stock Option Agreement (For Non-Employee Directors) under the 2011 Plan (Filed as Exhibit 10.3 to the Registration Statement Form S-8 (File Number: 000-26933) filed on May 16, 2011) and incorporated herein by reference.

10.5	Form of Restricted Stock Agreement under the 2011 Plan (Filed as Exhibit 10.4 to the Registration Statement Form S-8 (File Number: 000-26933) filed on May 16, 2011) and incorporated herein by reference

10.6	Form of Restricted Stock Unit Agreement under the 2011 Plan (Filed as Exhibit 10.5 to the Registration Statement Form S-8 (File Number: 000-26933) filed on May 16, 2011) and incorporated herein by reference.

10.7	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2011 Plan (Filed as Exhibit 10.6 to the Registration Statement Form S-8 (File Number: 000-26933) filed on May 16, 2011) and incorporated herein by reference.

10.8*	Lease executed June 28, 2011 between Margot og Thorvald Dreyers Fond (the Margot and Thorvald Dreyer Foundation), Chalotte Dreyer and Susan Dryer and Lionbridge Denmark A/S.

31.1*	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101††	The following financial information from Lionbridge Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 8, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
†	Furnished herewith.
††	As provided in Rule 406T of regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 f the Securities and Exchange Act of 1934.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ DONALD M. MUIR
Donald M. Muir
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 8, 2011