Form 10-K
period 2011-12-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2012-03-14
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-26933

LIONBRIDGE TECHNOLOGIES, INC.

(Exact Name of registrant as specified in its charter)

DELAWARE	04-3398462
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1050 Winter Street, Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 434-6000

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Securities to be registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒

Non-accelerated filer  ☐    (Do not check if small reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2011, was approximately $177.9 million (based on the closing price of the registrant’s Common Stock on June 30, 2011, of $3.18 per share).

The number of shares outstanding of the registrant’s $.01 par value Common Stock as of February 29, 2012 was 63,201,962.

DOCUMENTS INCORPORATED BY REFERENCE

Lionbridge intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011. Portions of such proxy statement are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2011

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

About Lionbridge

Lionbridge is a leading provider of language, content and testing solutions that enable clients to optimize, release, manage, test and maintain their technology applications and content in global markets. Lionbridge enjoys long-term, recurring relationships with clients across industries. These clients rely on the Company’s global scale, innovative technology and in-market expertise to bring their products, content, and services to global markets and facilitate online customer engagement in local markets worldwide. Lionbridge has three operating segments:

Global Language and Content (“GLC”): Lionbridge GLC solutions enable the authoring, translation, localization and worldwide multilingual release of clients’ products, online content and related sales and marketing information, technical support and training material. Lionbridge GLC solutions involve translating, localizing and adapting content and products to meet the language, cultural, technical and industry-specific requirements of users in local markets throughout the world. As part of its GLC solutions, Lionbridge also develops and authors technical documentation. Lionbridge GLC solutions utilize the Company’s cloud-based technology platforms and applications, and its global service delivery model which make the translation, localization and content authoring processes more efficient for Lionbridge and its clients.

Global Development and Testing (“GDT”): Through its GDT solutions, Lionbridge optimizes, tests and maintains IT applications to ensure the quality, interoperability, usability, relevance and performance of clients’ software, search engines, consumer technology products, web sites, and content. Lionbridge has deep domain experience in testing, optimizing and maintaining applications in a cost-efficient, blended on-site and offshore model. As part of its GDT offering, Lionbridge also provides specialized enterprise crowdsourcing services including search relevance testing for its clients’ online marketing initiatives.

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

Lionbridge provides a full suite of language, testing and content solutions to businesses in diverse end markets including technology, internet and media, mobile and telecommunications, life sciences, government, manufacturing, automotive, aerospace, manufacturing and retail. Lionbridge’s solutions include translation and localization; interpretation; language technology; technical authoring; application testing; and enterprise crowdsourcing. The Company’s services enable global organizations to increase international market share, broaden worldwide product adoption, support customers in global markets and accelerate online customer engagement across languages, geographies and technical platforms.

Lionbridge provides the following core benefits to clients:

Global Scale.    With approximately 4,500 employees worldwide, Lionbridge operates solution centers in 26 countries. Lionbridge utilizes its global resources and proven program management capabilities to provide client delivery teams that are designed to have the optimal technical, linguistic and industry-specific expertise and skills to meet each client’s specific needs. Lionbridge’s global infrastructure enables Lionbridge to deliver high-value, cost-effective services and to meet its clients’ technical, linguistic, vertical market and geographic requirements.

In-Country Knowledge and Expertise.    Lionbridge service offerings are based on the Company’s ability to combine its own network of program and project managers, technical experts and delivery personnel around the world with an external network of pre-qualified, in-country independent professionals. The Company has access to a network of more than 90,000 translators, interpreters, subject-matter experts, and web raters in more than 100 countries. This comprehensive crowd of professionals allows the Company to provide its clients with the optimal combination of in-country, local market knowledge and global expertise in technology, language and online content. As a result, clients can efficiently deliver products and online content that are technically, linguistically and culturally relevant for their target buyers in local markets worldwide.

Cloud-based Translation Technologies.    Lionbridge solutions include technologies designed to make translation processes more efficient, productive and consistent. A core component of Lionbridge’s technology platform is Translation Workspace™, a cloud-based, multi-tenant translation memory application that simplifies translation processes and allows for automated, in context, use of previously translated words, phrases and glossaries. Lionbridge uses Translation Workspace to increase the effectiveness, efficiency and consistency of its service delivery for clients. Lionbridge also offers GeoFluent™, a cloud-based, customizable, automated translation technology that instantly translates content and communications into multiple languages. GeoFluent offers enterprises the ability to increase their multilingual communications through an automated application that translates websites, online chat sessions, user forums and technical blogs in real-time. Lionbridge believes its clients can use its comprehensive suite of cloud-based translation technologies to improve their translation production processes, increase the availability of multilingual content and communications, reduce the costs of global technical support and bring their content and products to market more quickly.

Integrated Full-Service Offering.    Lionbridge is able to serve as an outsourcing partner throughout a client’s content and product lifecycle. Clients can utilize Lionbridge’s comprehensive solutions to develop, optimize, release and maintain their global content, websites and technology applications for their customers, prospects, partners and employees throughout the world. This unified suite of solutions allows Lionbridge to serve as its clients’ single outsource provider for developing, releasing, testing and maintaining multilingual content and technology across global end markets. By outsourcing to a large-scale provider, such as Lionbridge, organizations are able to focus on their core competencies, drive process improvements and speed the process of communicating large amounts of information to customers, prospects and employees worldwide.

Lionbridge was incorporated in Delaware in September 1996. Its principal executive offices are located at 1050 Winter Street, Waltham, Massachusetts 02451, its telephone number is (781) 434-6000, and its Web site is www.lionbridge.com. Lionbridge makes available, free of charge, on its Web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as other reports it files with the SEC and amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. Lionbridge’s filings with the Securities and Exchange Commission are also available on the Web at www.sec.gov.

Lionbridge Services

Lionbridge provides a full suite of language, development and testing solutions. Our three offering segments consist of the following:

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

Content Translation.    Lionbridge adapts web content, interactive media, and marketing information to meet cultural, linguistic and business requirements of international markets. Lionbridge content translation services help organizations effectively communicate with their customers, prospects, partners and employees on a worldwide basis. By utilizing technology and integrating with its clients’ content management processes and systems, Lionbridge is able to manage the translation process in an automation-assisted manner for large volumes of content. Lionbridge combines technical writing and translation expertise, design and production capabilities, program management, standards-based automation technology, industry-specific knowledge and process optimization techniques to provide high-quality, client-specific solutions for multilingual content.

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

Global Marketing Operations.    In 2011 Lionbridge introduced its Global Marketing Operations (“GMO”) offering, a service for managing digital marketing campaigns across languages, technical platforms and local content. Lionbridge GMO combines the Company’s existing capabilities in language, content, global production management, and local market knowledge to create an integrated solution aimed at helping marketing executives provide a globally consistent, locally relevant online customer experience in international markets. In 2011 the Company secured several GMO client programs. For one global organization, Lionbridge is providing a range of GMO solutions including search engine optimized web translation, global website management and support, and global campaign operations. Lionbridge believes this integrated GMO solution is helping the client increase global brand consistency and provide effective marketing content that is optimized for prospects and customers in more than 35 local markets worldwide.

Language Technology.    Lionbridge offers language technology solutions to enterprises, freelance translators and translation agencies on a Software-as-a-Service (“SaaS”) basis. Lionbridge offers two SaaS-based language technologies, Translation Workspace, a productivity technology for translators and agencies and GeoFluent, a customized machine translation technology developed through our partnership with IBM Research.

Translation Workspace is a multi-tenant translation productivity technology that helps translators, agencies and enterprises manage and sequence their language assets in real-time, collaborate instantly with other translators and providers, monitor project productivity, automate quality assurance and engage qualified resources within a private work environment. Many subscribers use Translation Workspace to ensure consistency of translated content by reusing previously translated content in an accurate manner, as well as to gain real-time visibility into the progress and productivity of projects, collaborate with project teams and to access work from Lionbridge.

GeoFluent is a machine-translation technology that automatically translates content and communications into multiple languages on a real-time basis. The GeoFluent platform includes an IBM-developed machine translation engine, a proprietary Lionbridge customization solution to increase quality and usability of translation, a set of pre-built user interfaces, Application Programming Interfaces (“APIs”) for easy integration into enterprise applications, and access to Lionbridge’s translation memory capability. Several enterprises have expressed interest in using GeoFluent to translate content and communications they are not able to translate using traditional methods due to time or cost constraints.

Technical Authoring and Documentation.    Technical authoring is the creation, design and deployment of user-focused product documentation and training related assets using rich media, text, images, and animations. Lionbridge provides technical authoring, production and integration of content for print, web, multimedia, mobile device, and proprietary displays. As part of this solution, Lionbridge creates content and integrates applications for authoring and managing content.

For example, Lionbridge is working with a leading provider of power systems and services for use on land, at sea and in the air. Lionbridge provides technical authoring and illustration for documentation that is used by technicians in the process of repairing, maintaining and operating aircraft, marine (ship) engines, power and energy generating equipment. Lionbridge technical authoring and illustration is used in the client’s print documentation, electronic media and content management systems. Lionbridge manages the program across its solution centers in the U.S., UK, Germany and India. Lionbridge believes that this integrated solution is enabling this client to produce high quality technical documentation while reducing its costs and shortening time to market.

Global Language and Content Services Delivery.    By integrating language technology and skills, global resources, content creation expertise, skilled program management capabilities, and local market knowledge Lionbridge provides a unified approach to developing, releasing and maintaining multilingual content and technology applications and offers a high-return solution for worldwide delivery and support.

Lionbridge maintains long-term, strategic relationships with an extensive network of third-party individual, local-country translators and other language professionals, including independent agencies and freelance professionals. Lionbridge also directly employs program and project managers, linguistic engineers, publishers, editors and quality assurance specialists. Lionbridge uses a combination of translation software, internal expertise as well as external translation professionals for its translation and localization services. This approach allows Lionbridge to provide client delivery teams that have the appropriate combination of linguistic, technology and industry domain expertise and local country presence to meet each client’s specific needs. This flexible and scalable model also enables Lionbridge to manage large, complex client engagements while minimizing its fixed costs.

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

Lionbridge’s delivery of its GLC services is based on its proprietary Excellence in Operations (“LEO”) methodology. LEO is a process framework to assure quality and on-time deliverables to customers, internal teams and external partners. LEO is a tested, repeatable process designed to ensure consistency around the world. A roadmap for effective service delivery, LEO offers a unified, systematic approach to adapting products and content to a target locale’s technical, linguistic and cultural expectations. Lionbridge’s LEO incorporates regional best practices and consolidates them into a standardized set of global processes to ensure repeatability, predictability and common expectations across various operating centers. LEO defines our customer feedback management approach specifying how to execute timely root cause analysis and improvement plans managed through our global customer feedback tool CCDB (“Customer Care Database”). LEO standardizes processes throughout every Lionbridge solution center, defines key activities, and specifies goals for each project. Our team of experienced auditors execute globally tracked checks against the LEO framework in each of our sites and across our accounts to identify improvements and ensure every customer receives the same high level of quality. Lionbridge’s process-oriented approach to production enables Lionbridge to deliver high-quality applications and content across multiple technology platforms, languages and cultures in a timely fashion, while continually improving process and service delivery for Lionbridge clients.

Global Development and Testing Services (“GDT”)

Testing.    Lionbridge provides a variety of testing services which are offered to clients under the VeriTest® brand. VeriTest services include enterprise-scale managed test teams, test process design, test automation, functional testing, performance testing, globalization testing, and product certification. The Company’s testing services are aimed at helping organizations improve product usability and customer satisfaction, while reducing the time and cost associated with quality assurance (“QA”), testing, and support. VeriTest globalization testing services determine whether the product is ready for international markets by ensuring that locale-dependent functions work as intended within the local hardware and software environment of the end user. As part of its testing services, Lionbridge helps clients implement a QA continuous process improvement method, provide return on investment dashboards to track improvements, deploy a Test Automation framework and reduce test software costs.

For example, for a Fortune 100 provider of business and consumer technology products, Lionbridge provides a complete testing solution for many of the company’s information management and printing technologies. Lionbridge tests the client’s applications for functionality, interoperability, usability, environmental impact, duration, and full system performance – to ensure that the products meet the high quality standards required by the end customer while still meeting the providers’ costs and time to market goals. Lionbridge has applied traditional headcount and physical plant cost management methods, and introduced innovative process improvements, to meet client budget, time-to-market, and quality objectives of its testing processes. Lionbridge believes that through its product engineering and testing services, the client is able to bring higher quality products to market faster and at reduced cost.

Enterprise Crowdsourcing.    Lionbridge provides a range of crowdsourcing services that build on Lionbridge’s skills for managing on-demand resources across a wide range of global markets. As part of its enterprise crowdsourcing service, the Company helps organizations evaluate business processes to determine which jobs or tasks are best suited to crowdsourcing solutions, and then administers the entire crowdsourcing process for the client including finding, recruiting, screening, and paying independent workers with specific skills in global markets.

For example, for one global search engine company Lionbridge provides crowdsourcing services that provide insight into the intent of online users in local markets worldwide through a global community of more than 90,000 pre-qualified, bi-lingual professionals across 100+ countries and languages. As a result, Lionbridge believes it is helping this client deliver more relevant search results for queries generated in each of the client’s target global markets. Another client relied on Lionbridge enterprise crowdsourcing services to monitor regulatory changes across numerous countries. This enabled the client to gain essential regulatory knowledge via a crowdsourcing model at 30% less cost than using a large accounting firm. Lionbridge believes its enterprise crowdsourcing solutions enable clients to improve their online marketing efforts in local markets, increase efficiency and lower labor and staffing costs.

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

Clients

Lionbridge clients are predominantly Global 2000 companies in the technology, mobile and telecommunications, internet and media, life sciences, government, manufacturing, automotive, retail and aerospace sectors. Lionbridge provided services in excess of $50,000 to approximately 400 clients worldwide for the year ended December 31, 2011. The following companies are representative Lionbridge clients, each of whom purchased more than $2.0 million in services from Lionbridge in the year ended December 31, 2011:

Adobe	Golden Living	Philips
Canon	Google	Porsche
Caterpillar	HP	PTC
Cisco	LRN	Research in Motion
CNET	Microsoft	Rolls Royce
Dell	Motorola	Samsung
Eli Lilly	Nokia	SkillSoft
EMC	Pearson	Studec
Expedia	Pfizer	U.S. Department of Justice

In 2011, 2010 and 2009, Microsoft accounted for 17%, 20% and 21% of total revenue, respectively. In 2011 and 2010, Google accounted for 12% and 11% of total revenue, respectively. No other client accounted for greater than 10% of total revenue in 2011, 2010 or 2009. Lionbridge’s ten largest clients accounted for 56%, 56% and 57% of revenue in 2011, 2010 and 2009, respectively.

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

—

Translation or localization services and technology providers such as SDL International plc, Translations.com, Welocalize and Moravia as well as the regional vendors of translation services specializing in specific languages in various geographic areas; and

—	Information Technology consulting and software development and testing services organizations such as Globallogic, Beyondsoft, Symphony Services, AppLabs, Cognizant, and HCL.

Lionbridge may also face competition from a number of other companies in the future, including some companies that currently seek translation, development or testing services from Lionbridge. Other potential entrants into Lionbridge’s market include India-based and China-based development organizations that are providing a range of software development, testing and maintenance services for global technology companies that require translation of the products and applications they provide. As content management software is deployed internationally, these firms may be required to assist their customers with maintaining multilingual databases. While today these companies are often working with Lionbridge to assist in meeting their customers’ needs, it is possible that over time they will expand into offering competitive services.

From time to time, new companies may enter Lionbridge’s global language and content industry. Although Lionbridge builds unique applications and utilizes machine translation software licensed from third parties, Lionbridge’s technology does not preclude or inhibit others from entering its market.

Lionbridge believes the principal competitive factors in providing its services include its global infrastructure which supports cost-effective, high-quality client delivery worldwide; its ability to provide clients a comprehensive set of services that address multiple phases of a client’s content and technology application lifecycle; its project management expertise; its proprietary, web-based language technology platform; quality and speed of service delivery; vertical industry expertise; expertise and presence in certain geographic areas and corporate reputation. Lionbridge believes it has competed favorably with respect to these factors and has a strong reputation in its industry.

Government Contracts

Many of Lionbridge’s customers within its Interpretation segment are Federal, State or local government entities. A material portion of Lionbridge’s revenues from its Interpretations segment is derived from government entities, and in particular, from two contracts with the U.S. government, both of which were renewed for multi-year terms in 2009. Lionbridge has typically been successful in maintaining existing relationships with government entities and in renewing its contracts for successive multi-year terms; however, there is no guarantee that it may continue to do so in the future. In addition, government entities often reserve the right to change the scope of engagements with limited notice, for lack of approved funding or at their convenience.

Intellectual Property Rights

Lionbridge’s success is dependent, in part, upon its proprietary methodologies and practices, including its Translation Workspace language platform, applications of its machine translation technologies, its Freeway portal technology, its proprietary linguistic testing practices and methodologies, its language assets and other intellectual property rights. Lionbridge has patents or patent applications pending relating to its language automation translation memory engine, its machine translation applications and its Translation Workspace and GeoFluent technologies and believes that the duration of these patents is adequate relative to the expected lives of their applications. Patents that have already been issued have remaining terms that range from 5-14 years. Lionbridge relies on a combination of trade secret, license, nondisclosure and other contractual agreements, and copyright and trademark laws to protect its intellectual property rights. Existing trade secret and copyright laws afford Lionbridge only limited protection. Lionbridge enters into confidentiality agreements with its employees, contractors and clients, and limits access to and distribution of Lionbridge’s and Lionbridge’s clients’ proprietary information. Lionbridge cannot assure that these arrangements will be adequate to deter misappropriation of its proprietary information or that it will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Employees

As of December 31, 2011, Lionbridge had approximately 4,500 full-time equivalent employees. Of these, approximately 3,900 were service delivery professionals and 600 were management and administrative personnel performing sales, operations, marketing, process and technology, research and development, finance, accounting, and administrative functions.

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

For the years ended December 31, 2011 and 2010, Lionbridge’s largest client accounted for 17% and 20% of its revenue, respectively, and its five largest clients accounted for approximately 46% and 47% of its revenue, respectively. As a result, the loss of any major client or a significant reduction in a large project’s scope could materially reduce Lionbridge’s revenue and cash flow, and adversely affect its ability to maintain profitability.

Fluctuations in the mix of customer demand for the Company’s various types of solution offerings could impact Lionbridge’s financial performance and impact Lionbridge’s ability to forecast performance.

Due to fluctuations in customer needs, changes in customer industries, and general economic conditions, customer demand for the range of the Company’s offerings varies from time to time and is not predictable. In addition, customer’s software product localization requirements for high quality translation services may be affected by the mix of graphics and words in a particular language, thereby reducing the amount of content suitable for high quality, professional human-based translation. In addition, Lionbridge gross margins vary by customer. Generally, the profitability of an account increases over time. As a result, the mix of solutions provided by Lionbridge to its customers varies at any given time, both within a quarter and from quarter-to-quarter. These variations in service mix impact gross margins and the predictability of gross margins for any period. Therefore, Lionbridge believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful. You should not rely on the results of any one quarter as an indication of Lionbridge’s future performance. Lionbridge may not experience profitability or margin increases in future years comparable to those experienced in some prior years.

Procurement strategies and vendor consolidation as well as unfavorable conditions in the United States and global economies may adversely affect demand for Lionbridge’s services, which would in turn, adversely affect future revenues and operating results.

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

More generally, future unfavorable changes in global economic and political conditions, including economic and monetary instability in Europe, inflation, fluctuating energy costs, geopolitical issues, and unrest may contribute to increased volatility and diminished expectations for the global economy and global economic growth going forward. Continued instability in global economic conditions could negatively impact business and customer spending patterns. More specifically, Lionbridge’s customers or potential customers may cancel, reduce or delay their purchases of our solutions or payment for such solutions, which would adversely impact our revenues, collections of customer receivables and ultimately our profitability.

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

Lionbridge’s expansion into new SaaS-based product offerings may not succeed and may harm its , financial results and reputation.

Lionbridge offers its web-based language technologies on a subscription, or Software-as-a-Service (“SaaS”), service offering. The Company’s current SaaS products include Translation Workspace™ and GeoFluent ™. These SaaS-based offerings are available to translators and enterprises on a subscription basis, independent of otherwise engaging Lionbridge as the translation services provider. Lionbridge is providing Translation Workspace on a subscription basis to individual translators and agencies for their use with their customers, as well as to enterprises. Lionbridge has also offered GeoFluent to corporations and enterprises engaged in real-time, web-based communications. Lionbridge will continue to devote capital, personnel and management attention to developing these new services and offerings. These services and offerings will present technological, marketing and management challenges that differ from the challenges the Company faces in its existing localization business. The success of this expansion and Lionbridge’s future growth and profitability in connection with this initiative will depend in large part on its ability to attract and retain subscribers and to constantly improve the tools and solutions offered and adapt them to changing customer needs. Lionbridge cannot assure you that these web-based solutions and strategies will be successful or that they will be profitable, or if they are profitable, that they will provide an adequate return on capital expended. If Lionbridge is not successful in marketing, selling, developing and deploying these new solutions, its financial results and reputation may be harmed.

In addition, the market for SaaS-based translation solutions is emerging and it is uncertain whether SaaS-based services will achieve and sustain high levels of demand and market acceptance. Lionbridge’s successful expansion into new SaaS-based product offerings will depend to a substantial extent on the willingness of translators and enterprises, large and small, to subscribe to SaaS-based tools and services for translation requirements. Some potential users may be reluctant or unwilling to use SaaS-based services because they have concerns regarding the risk associated with security capabilities, among other things, of the technology delivery model associated with these services. If they do not perceive the benefits of subscribing to SaaS-based tools and services, then the market for these services may not develop at all, or it may develop more slowly than the Company expects, either of which may adversely affect Lionbridge’s financial results.

Defects or disruptions in Lionbridge’s newly introduced web-based tool and service offerings (including interruptions in service due to third parties) could diminish demand for those offerings and subject the Company to liability.

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

Lionbridge currently serves its customers from third-party data center hosting facilities located on the east coast of the United States. Any damage to, or failure of, these facilities could result in interruptions in its service. As Lionbridge continues to add capacity to its data centers, it may move or transfer data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of Lionbridge’s service. Further, any damage to, or failure of, Lionbridge’s systems generally could result in interruptions in its service. Interruptions in Lionbridge’s service may reduce its revenue, cause customers to terminate their subscriptions and adversely affect the Company’s renewal rates and its ability to attract new customers. Lionbridge’s business will also be harmed if its customers and potential customers believe the Company’s service is unreliable.

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

A failure by Lionbridge to comply with the covenants under its revolving credit facility could trigger a default under that facility if not cured.

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

Lionbridge conducts a large portion of its business in international markets. For the years ended December 31, 2011 and 2010, respectively, 38% and 41% of Lionbridge’s revenue was denominated in foreign currencies. In addition, 64% and 66% of its costs and expenses for the years ended December 31, 2011 and 2010, respectively, were denominated in foreign currencies. Therefore, the Company is exposed to the risk of an increase in the value of the foreign currencies relative to the U.S. Dollar, which would increase the value of those expenses when measured in U.S. Dollars. Lionbridge’s foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of certain assets and liabilities create fluctuations that may result in translations gains or losses. Management selectively engages in foreign exchange hedging transactions (typically, forward contracts) designed to minimize its exposure to foreign exchange rate fluctuations. Management regularly reviews the hedging program and will make adjustments as necessary, including suspending or accelerating hedging activities based on its judgment of the efficacy of such programs under anticipated market and economic conditions. However, there can be no assurance that our foreign currency management strategy will adequately protect our financial condition or results of operation from the effects of future exchange rate fluctuations.

Lionbridge may not realize the anticipated benefits of current or future cost reduction initiatives.

Lionbridge has initiated cost reduction actions to improve its operating cost structure, reduce overhead and better position itself competitively. These cost reduction initiatives include measures designed to better align operating expenses with expected revenue levels, resource reallocations, headcount reductions and technology deployments. The timing and implementation of cost reduction initiatives is dependent upon a number of factors, including customer needs and transition requirements, local statutory and regulatory requirements, and economic conditions. Future cost reduction initiatives could result in current period charges and expenses that could impact Lionbridge’s operating results. The anticipated benefits of these cost reduction actions may be negatively impacted by foreign currency exchange rate fluctuations. Lionbridge cannot guarantee that these measures, or other expense reduction measures we take in the future, will result in the expected cost savings.

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

Lionbridge conducts business and has operations and clients throughout the world. As a result, Lionbridge’s business is subject to political unrest and economic fluctuations in various countries and to more cost-intensive social insurance and employment laws and regulations, particularly in Europe. In addition, as Lionbridge continues to employ and retain personnel throughout the world and to comply with various employment laws, it may face difficulties in integrating such personnel on a cost-efficient basis. In the U.S. and certain other countries, new employment and labor laws and regulations have been proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. There can be no assurance that the corporate policies Lionbridge has in place to help reduce its exposure to these risks will be effective or that the Company will not experience losses as a result of these risks. As Lionbridge aligns its worldwide workforce, it may face difficulties and expense in reducing its workforce in certain high cost countries and regions, including Europe. To date, Lionbridge has been able to successfully staff its international operations, but if Lionbridge seeks to expand its operations, it may become more difficult to manage its international business. In addition, Lionbridge’s ability to engage individual interpreters and translators as contractors rather than employees may be impacted by changes in employment laws, regulations and interpretations in certain jurisdictions, which may expose Lionbridge to additional costs and expenses. In addition, compliance with complex foreign and U.S. laws and regulations that apply to Lionbridge’s international operations increases the Company’s cost of doing business in international jurisdictions and could expose the Company to fines or penalties. These numerous and sometimes conflicting laws and regulations include import and export requirements, trade restrictions, tax laws, sanctions, data privacy requirements, labor laws, U.S. laws and regulations such as the Foreign Corrupt Practices Act and the regulations of the Office of Foreign Asset Controls (“OFAC”), and local laws. Violations of these law and regulations could result in fines, criminal sanctions, prohibitions on the conduct of Lionbridge’s business and damage to the Company’s reputation. Although Lionbridge has implemented policies and procedures designed to ensure compliance with these laws, the Company cannot guarantee compliance. Any such violations could materially damage the Company’s reputation, its ability to attract and retain employees, our business and our operating results. Lionbridge’s and its clients’ abilities to conduct business may also be affected by wars, political unrest, terrorism, natural disasters or the impact of diseases such as avian influenza. Furthermore, as a result of operating in international markets, Lionbridge is subject to longer payment cycles from many of its customers and may experience greater difficulties in timely accounts receivable collections. If Lionbridge fails to manage these operations successfully, its ability to service its clients and grow its business will be seriously impeded.

Goodwill and other intangible assets represent a portion of Lionbridge’s assets; any impairment of Lionbridge’s goodwill or other intangible assets will adversely impact its net income.

At December 31, 2011, Lionbridge had goodwill and other intangible assets of approximately $16.9 million, net of accumulated amortization, which represented approximately 10.7% of its total assets. Lionbridge’s goodwill is subject to an impairment test on an annual basis, and both goodwill and other intangible assets are also tested whenever events and circumstances indicate that they may be impaired. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services, increased competition, an increase in operating or other costs, additional volatility in international currencies, the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Lionbridge recorded a goodwill impairment charge of $120.6 million during the year ended December 31, 2008. Although the Company does not believe that an impairment of Lionbridge’s remaining goodwill or other intangible assets exists at this time, in the event that such a condition or event occurs, we may record additional charges which could have a material adverse effect on our results of operations.

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

Lionbridge’s service delivery system is dependent on global electronic communications. System failures could cause delays or interruptions of service, which could cause Lionbridge to lose clients and subscribers and delay scheduled deliveries to customers.

Lionbridge’s translation service offerings in particular are dependent on its ability to communicate to its global network of operational sites and translation experts, primarily through web-based communications technologies. As a result, Lionbridge is dependent upon its ability to protect computer and telecommunications equipment and systems against damage from fire, power loss, telecommunications interruption or failure, natural disaster and other similar events. If Lionbridge experiences a temporary or permanent interruption affecting its access to our proprietary solutions, communications with global resources, or preventing its customers from accessing tools or solutions to which they have subscribed, Lionbridge’s business could be materially adversely affected. While Lionbridge maintains property and business interruption insurance, such insurance may not adequately compensate the Company for all losses that it may incur.

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

In all lines of our business, Lionbridge is involved in the storing and transmission of certain customer proprietary information. Accordingly, security breaches could expose Lionbridge to a risk of loss of this information, litigation and possible liability. If Lionbridge’s security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to Lionbridge’s data or its customers’ data, Lionbridge’s reputation could be damaged, the company’s business may suffer and the Company could incur significant liability. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to Lionbridge’s data or its customers’ data, which could result in significant legal and financial exposure and a loss of confidence in the security of the Company’s service that would harm its future business prospects. Because the techniques used to obtain unauthorized access, or to sabotage systems, change Lionbridge may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of Lionbridge’s security occurs, the market perception of the effectiveness of the Company’s security measures could be harmed and Lionbridge could lose sales and customers.

Lionbridge competes in highly competitive markets.

The markets for Lionbridge’s services are very competitive. Lionbridge cannot assure you that it will compete successfully against its competitors in the future. If Lionbridge fails to be competitive with other companies in the future, it may lose market share and its revenue could decline.

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

For the years ended December 31, 2011, 2010 and 2009, Lionbridge achieved an operating profit of $5.6 million, $3.0 million and $1.4 million, respectively. For the year ended December 31, 2008, Lionbridge incurred an operating loss of $114.2 million, which included a $120.6 million goodwill impairment charge. For the years ended December 31, 2007, 2006 and 2005, Lionbridge achieved operating profits of $9.0 million, $15.0 million, and $1.3 million, respectively. However, prior to 2005, Lionbridge incurred substantial losses and may incur losses in the future. Lionbridge has an accumulated deficit of $235.0 million as of December 31, 2011. Lionbridge intends to continue to invest in internal expansion, infrastructure, select acquisitions and its sales and marketing efforts. Lionbridge cannot be assured that it will continue to achieve operating profits in the future or will generate net income in the future.

Changes in, or interpretations of, tax rules and regulations may adversely affect Lionbridge’s effective tax rates.

Lionbridge is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining Lionbridge’s worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Lionbridge is subject to the continual examination by tax authorities in certain jurisdictions, most notably India, and the Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although Lionbridge believes its tax estimates are reasonable, the final determination of tax audits could be materially different than what is reflected in historical income tax provisions and accruals, and could result in a material effect on the Company’s income tax provision, net income, or cash flows in the period or periods for which that determination is made. If additional taxes are assessed, the possibility exists for an adverse impact on Lionbridge’s financial results.

The Indian taxing authorities issued assessment orders to our Indian subsidiary for the fiscal years ended March 31, 2006, March 31, 2007, and March 31, 2008. At issue in these assessments are several matters, the most significant of which is the redetermination of the arm’s-length profit related to intercompany transactions (“Transfer Pricing”). We are contesting all three years of assessments, and they are all at various stages of appeals. If we do not prevail in our appeals, we may incur an additional legal liability and obligations to pay additional interest, penalties and costs related to such matters.

Lionbridge’s future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, changes in relative amounts of income before taxes in the various jurisdictions in which Lionbridge operates that have differing statutory tax rates, or by changes in the valuation of the Company’s deferred tax assets or liabilities.

Lionbridge has sizeable net operating losses which currently have a valuation allowance recorded against them, based on management’s review of both the positive and negative evidence, and their determination that it is more-likely-than-not that all or a portion of the deferred tax asset will not be realized. In the United States the Company has a substantial net operating loss with a valuation allowance recorded against it. Changes in the valuation allowance could have a substantial favorable impact on the effective tax rate in the period of release and an unfavorable impact in future periods.

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

Lionbridge maintains solution centers in North America, South America, Europe and Asia. Lionbridge’s headquarters and principal administrative, finance, legal, sales and marketing, investor relations and information technology operations are located in Waltham, Massachusetts. Its principal operational facilities are located as follows:

—	North America—Bellevue, Washington; Boise, Idaho; Framingham, Massachusetts; Madison Heights, Michigan; San Diego, California; Silver Spring, Maryland; Vancouver, Washington; and Montreal, Canada

—	South America—Brazil, Chile

—	Europe—Belgium, Denmark, England, Finland, France, Germany, Ireland, Italy, The Netherlands, Norway, Portugal, Poland, Slovakia, Spain, Sweden

—	Asia—China, India, Japan, South Korea, Singapore, Taiwan, Thailand

Item 3.	Legal Proceedings

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement. Five of those appeals were dismissed with prejudice on October 6, 2010. On May 17, 2011, the Court of Appeals dismissed four of the remaining appeals. On January 10, 2012, the last remaining appeal was dismissed with prejudice, as a result of which the settlement became final, by its terms. The Company’s financial contribution to the settlement is fully covered by insurance.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 29, 2012, there were 845 holders of record of Lionbridge’s common stock. Lionbridge’s common stock is listed and traded on the Nasdaq Global Market under the symbol “LIOX”.

The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock for the past eight quarters, all as reported by the Nasdaq Global Market of the Nasdaq Stock Market LLC.

	High	Low
2011
First Quarter	$4.28	$3.10
Second Quarter	$3.73	$2.57
Third Quarter	$3.56	$2.24
Fourth Quarter	$3.06	$1.94

2010
First Quarter	$3.75	$2.25
Second Quarter	$6.21	$3.51
Third Quarter	$5.40	$4.05
Fourth Quarter	$5.27	$3.13

During 2011, the Company purchased 210,353 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested, 19,460 of these restricted shares were purchased during the quarter ended December 31, 2011 at an average price per share of $2.47. The following table provides information about Lionbridge’s purchases of restricted shares for the year ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2011—January 31, 2011	123,853	$3.87
February 1, 2011—February 28, 2011	11,389	$3.64
March 1, 2011—March 31, 2011	675	$3.68
May 1, 2011—May 31, 2011	46,353	$3.37
June 1, 2011—June 30, 2011	450	$2.99
August 1, 2011—August 31, 2011	2,160	$3.33
September 1, 2011—September 30, 2011	6,013	$2.72
October 1, 2011—October 31, 2011	6,176	$2.88
November 1, 2011—November 30, 2011	1,568	$2.44
December 1, 2011—December 31, 2011	11,716	$2.26

	210,353	$3.58

In addition, upon the termination of employees during the year ended December 31, 2011, 178,063 unvested restricted shares were forfeited, 122,750 of which were forfeited in the quarter ended December 31, 2011. The following table provides information about Lionbridge’s forfeited restricted shares for the year ended December 31, 2011:

Period	Total Number of Shares Forfeited
January 1, 2011—January 31, 2011	8,250
March 1, 2011—March 31, 2011	2,625
April 1, 2011—April 30, 2011	688
July 1, 2011—July 31, 2011	6,875
August 1, 2011—August 31, 2011	15,625
September 1, 2011—September 30, 2011	21,250
October 1, 2011—October 31, 2011	6,875
November 1, 2011—November 30, 2011	44,750
December 1, 2011—December 31, 2011	71,125

178,063

Lionbridge currently intends to retain any earnings for its use in its business. Lionbridge has not paid any cash dividends on its capital stock in the last two completed fiscal years and does not currently anticipate paying any cash dividends on its capital stock in the foreseeable future.

The following chart compares the total stockholder return on a cumulative basis of $100 invested in Lionbridge’s common stock for the period from December 31, 2006 through December 31, 2011 to the Nasdaq Composite Index, Morningstar Business Services and 7389—Services—Business Services, NEC.

	2006	2007	2008	2009	2010	2011
LIONBRIDGE TECHNOLOGIES, INC.	100.00	55.14	19.41	35.72	57.31	35.57
NASDAQ COMPOSITE INDEX	100.00	110.65	66.42	96.54	114.06	113.16
MORNINGSTAR BUSINESS SERVICES	100.00	106.08	73.07	93.31	106.59	110.71
7389—SERVICES—BUSINESS SERVICES, NEC INDEX	100.00	97.38	62.37	99.97	120.20	128.85

The Stock Performance Graph furnished shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Equity Compensation Plan Information

Please see Part III, Item 11 for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Item 6.	Selected Financial Data

The selected consolidated financial data as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 have been derived from the audited consolidated financial statements of Lionbridge which appear as part of Item 15 of this Form 10-K. The selected consolidated financial data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 have been derived from audited consolidated financial statements of Lionbridge that are not included in this Form 10-K.

The historical results presented are not necessarily indicative of future results. You should read the data set forth below in conjunction with the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$427,856	$405,238	$389,250	$461,432	$451,994
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	296,221	275,474	264,038	314,137	302,059
Sales and marketing	33,563	31,218	28,777	33,551	32,841
General and administrative	75,047	74,087	74,056	87,872	87,041
Research and development	5,765	3,880	4,026	5,273	3,375
Depreciation and amortization	5,956	4,901	4,619	4,741	5,186
Amortization of acquisition-related intangible assets	2,332	4,892	5,520	8,441	8,453
Goodwill impairment	—	—	—	120,587	—
Restructuring and other charges	3,369	7,762	6,842	1,007	4,019

Total operating expenses	422,253	402,214	387,878	575,609	442,974

Income (loss) from operations	5,603	3,024	1,372	(114,177)	9,020
Interest expense:
Interest on outstanding debt	722	939	1,777	3,872	5,403
Accretion of discount on debt and deferred financing costs	100	311	177	177	190
Interest income	71	87	122	527	699
Other expense, net	3,195	1,749	3,732	2,603	3,347

Income (loss) before income taxes	1,657	112	(4,192)	(120,302)	779
Provision for (benefit from) income taxes	(71)	1,402	(184)	(997)	4,991

Net income (loss)	$1,728	$(1,290)	$(4,008)	$(119,305)	$(4,212)

Net income (loss) per share: (1)
Basic	$0.03	$(0.02)	$(0.07)	$(2.14)	$(0.07)
Diluted	$0.03	$(0.02)	$(0.07)	$(2.14)	$(0.07)
Weighted average number of shares outstanding:
Basic	57,859	56,690	56,036	55,837	59,297
Diluted	59,478	56,690	56,036	55,837	59,297

(1)	See Note 2 to Lionbridge’s consolidated financial statements for an explanation of the basis used to calculate net income (loss) per share.

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$25,219	$28,206	$27,432	$37,978	$32,248
Working capital	45,515	40,795	36,182	57,163	64,460
Total assets	157,747	156,976	152,719	184,182	333,063
Long-term debt, less current portion and discounts	24,700	24,700	24,700	55,700	71,751
Capital lease obligations, less current portion	—	14	15	47	207
Stockholders’ equity	51,292	45,174	41,029	39,670	156,154

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Founded in 1996, Lionbridge is a leading provider of language, content and testing solutions that enable clients to optimize, release, manage, test and maintain their technology applications and content in global markets. Lionbridge Global Language and Content (“GLC”) solutions enable the authoring, translation, localization and worldwide multilingual release of clients’ products, online content and related sales and marketing information, technical support and training material. Lionbridge GLC solutions involve translating, localizing and adapting content and products to meet the language, cultural, technical and industry-specific requirements of users in local markets throughout the world. As part of its GLC solutions, Lionbridge also develops and authors technical documentation. Lionbridge GLC solutions utilize the Company’s cloud-based technology platforms and applications, and its global service delivery model which make the translation, localization and content authoring processes more efficient for Lionbridge and its clients.

Through its Global Development and Testing (“GDT”) solutions, Lionbridge optimizes, tests and maintains IT applications to ensure the quality, interoperability, usability, relevance and performance of clients’ software, search engines, consumer technology products, web sites, and content. Lionbridge has deep domain experience in testing, optimizing and maintaining applications in a cost-efficient, blended on-site and offshore model. As part of its GDT offering, Lionbridge also provides specialized enterprise crowdsourcing services including search relevance testing for its clients’ online marketing initiatives.

Lionbridge also provides interpretation services for government, business and healthcare organizations that experienced linguists to facilitate communication for non-English speaking individuals.

Lionbridge provides a full suite of language, testing and content solutions to businesses in diverse end markets including technology, internet and media, mobile and telecommunications, life sciences, government, manufacturing, automotive, aerospace, manufacturing and retail. Lionbridge’s solutions include translation and localization; interpretation; language technology; technical authoring; application testing; and enterprise crowdsourcing. The Company’s services enable global organizations to increase international market share, broaden worldwide product adoption, support customers in global markets and accelerate online customer engagement across languages, geographies and technical platforms.

In 2011, 2010 and 2009, Lionbridge’s operating profit was $5.6 million, $3.0 million and $1.4 million, respectively. In 2011, Lionbridge’s net income was $1.7 million. In 2010 and 2009, Lionbridge’s net loss was $1.3 million and $4.0 million, respectively. In 2008, Lionbridge’s operating loss was $114.2 million (which included a goodwill impairment charge of $120.6 million) with a net loss of $119.3 million. In 2007, Lionbridge’s operating profit was $9.0 million with a net loss of $4.2 million. Lionbridge had an accumulated deficit of $235.0 million at December 31, 2011.

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

Revenue Recognition.    Lionbridge recognizes revenue as services are performed and amounts are earned in accordance with ASC 605-20, “Services” (“ASC 605-20”). Lionbridge considers amounts to be earned when (1) persuasive evidence of an arrangement has been obtained; (2) services are delivered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees.

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

Lionbridge occasionally provides integrated full-service offerings throughout a client’s product and content lifecycle, including GLC and GDT services. Such multiple-element service offerings are governed by ASC 605-25, “Multiple-Element Arrangements” (“ASC 605-25”). For these arrangements where the GLC and GDT services have independent value to the customer, and there is evidence of selling price for each service, the combined service arrangement is bifurcated into separate units for accounting treatment. In instances where it is not possible to bifurcate a project, direct and incremental costs attributable to each component are deferred and recognized together with the service revenue upon delivery. The determination of selling price requires the use of significant judgment. Lionbridge determines the selling price of service revenues based upon its recent pricing for those services when sold separately and/or prevailing market rates for similar services. Upon adoption of ASU 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements”, there has been no material change to the determination of units of accounting or timing of revenue recognition.

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

Allowance for Doubtful Accounts.    Lionbridge establishes an allowance for doubtful accounts to cover accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, Lionbridge analyzes the collectability of all accounts. Additionally, Lionbridge considers its historical bad debt experience and current economic trends in evaluating the allowance for doubtful accounts. Accounts written off in subsequent periods can differ materially from the allowance provided.

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

Valuation of Goodwill and Other Intangible Assets.    Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include: an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of a reporting unit will may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2011, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value substantially exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for the year ended December 31, 2011. Estimating future cash flows requires management to make projections that can materially differ from actual results.

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

Significant Acquisitions

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2011 have resulted in the cumulative recognition of approximately $204.3 million of goodwill and other intangible assets on its balance sheet. The Company recorded a noncash goodwill impairment charge of $120.6 million in the fourth quarter of 2008. Other acquired intangible assets are amortized over periods ranging from one to twelve years. Lionbridge did not have any acquisitions in the three year period ended December 31, 2011.

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

Restructuring Charges

Lionbridge recorded $3.4 million of restructuring charges in the year ended December 31, 2011. The $3.4 million included $2.8 million for workforce reductions in Europe, the Americas and Asia consisting of 53 technical staff, 7 administrative staff and 1 sales staff, $178,000 recorded for vacated facilities and associated site closure costs, $345,000 of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. Of these charges, $3.4 million related to the

Company’s Global Language and Content (“GLC”) segment and $9,000 related to the Interpretation segment. The Company made $7.1 million of cash payments related to restructuring in 2011, of which $7.1 million, $8,000 and $9,000 related to the GLC, GDT and Interpretation segments, respectively.

Lionbridge recorded $7.8 million of restructuring charges in the year ended December 31, 2010. The $7.8 million included $5.7 million for workforce reductions in Europe, the Americas and Asia consisting of 70 technical staff, 8 administrative staff and 6 sales staff, $1.2 million recorded for vacated facilities and associated site closure costs, $673,000 of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions and $270,000 for the accelerated amortization of long-lived assets in connection with vacated facilities, recorded pursuant to the guidance of ASC 420 and ASC 712, and related literature. Of these charges, $7.7 million related to the Company’s GLC segment and $133,000 related to the GDT segment. Of the $4.0 million of cash payments related to restructuring in 2010, $3.9 million and $89,000 related to the GLC and GDT segments, respectively.

Lionbridge recorded $6.8 million of restructuring charges in the year ended December 31, 2009. The $6.8 million included $4.4 million for workforce reductions in Europe, the Americas and Asia consisting of 179 technical staff, 25 administrative staff and 18 sales staff, and $2.4 million recorded for vacated facilities, recorded pursuant to the guidance of ASC 420 and ASC 712, and related literature. Of the $2.4 million recorded for vacated facilities, $1.5 million was a revision of estimated liability recorded on a certain vacated facility. Of these charges, $6.5 million related to the Company’s GLC segment, $260,000 related to the GDT segment, $32,000 related to Corporate and Other and $20,000 related to the Interpretation segment. Of the $4.5 million of cash payments related to restructuring in 2009, $4.1 million, $292,000, $32,000 and $20,000 related to the GLC, GDT, Corporate and Other and Interpretation segments, respectively.

The following table summarizes the merger and restructuring reserve activity (excluding the $270,000 long-lived asset accelerated amortization in 2010) for the years ended December 31, 2011, 2010 and 2009, respectively:

	2011	2010	2009
Beginning balance, January 1	$6,607,000	$3,261,000	$933,000
Employee severance:
Restructuring charges recorded	2,834,000	5,721,000	4,410,000
Cash payments related to liabilities recorded on exit or disposal activities	(6,395,000)	(2,977,000)	(3,436,000)

	(3,561,000)	2,744,000	974,000

Vacated facility/lease termination:
Restructuring charges recorded	178,000	1,001,000	879,000
Revisions of estimated liabilities	345,000	673,000	1,492,000
Cash payments related to liabilities assumed and recorded on business combinations	—	(57,000)	(220,000)
Cash payments related to liabilities recorded on exit or disposal activities	(702,000)	(1,015,000)	(797,000)

	(179,000)	602,000	1,354,000

Ending balance, December 31	$2,867,000	$6,607,000	$3,261,000

At December 31, 2011, the consolidated balance sheet includes accruals totaling $2.9 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.3 million of this will be fully utilized in 2012. The remaining $1.6 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

Non-Cash Charges

Stock-Based Compensation

Lionbridge recorded stock-based compensation of approximately $5.5 million, $4.0 million and $3.6 million in 2011, 2010 and 2009, respectively, in connection with stock options and restricted stock awards.

Lionbridge issued 2,134,826 and 2,065,511 shares of restricted common stock and restricted stock units with a fair market value of $7.9 million and $6.3 million in 2011 and 2010, respectively. Of the total 2,134,826 shares of restricted common stock and restricted stock units issued in 2011, 1,738,750 have restrictions on disposition which lapse over four years from the date of grant, 56,076 have restrictions on disposition which lapse over thirteen months from the date of grant, and 340,000 restricted shares were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance based stock incentive awards under the Corporation’s 2005 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee. Lionbridge currently expects to amortize the following unamortized compensation in connection with restricted stock awards outstanding as of December 31, 2011 in the years ending:

Year ending December 31,
2012	$3,769,000
2013	1,942,000
2014	1,295,000
2015	166,000

$7,172,000

For the years ended December 31, 2011, 2010 and 2009, 424,500, 470,500 and 314,125 stock options were granted, respectively.

Lionbridge currently expects to amortize the following amounts of stock-based compensation related to stock options outstanding as of December 31, 2011 in the years ending:

Year ending December 31,
2012	$435,000
2013	307,000
2014	187,000
2015	16,000

$945,000

Executive Summary

In 2011, Lionbridge implemented many aspects of its long term strategy which includes growing its business through large, recurring relationships with global organizations and leveraging its proven delivery model for translation to provide a broader set of global engagement solutions for its clients. The Company believes this expanded platform will enable us to increase our growth and profitability and allow our clients to connect, engage and support their customers more intelligently, effectively and consistently across languages, geographies, technology platforms and devices. Lionbridge’s ongoing strategy includes:

—

Expanding GAAP profitability.    In 2011 Lionbridge returned the business to GAAP profitability following a multi-year, multi-million dollar cost reduction program that enabled us to better align our cost structure with client demand. The Company’s increase in profitability in 2011 resulted from the operational efficiencies and related benefits of this restructuring program and our 6% year-on-year revenue growth. In 2012 Lionbridge expects to continue to grow our profitability by expanding our existing client relationships, establishing new client engagements across vertical markets, building on the market interest in our new offerings and technologies and continuing to manage our cost structure.

—

Growing recurring relationships with some of the world’s most respected global organizations.    Lionbridge maintains strong recurring client relationships. In 2011, 93% of our revenue was derived from clients that had procured solutions from Lionbridge every quarter for 12 consecutive quarters or longer. During the year, the Company expanded and extended relationships with several of our existing large clients and established new relationships with organizations in the consumer technology, life sciences, manufacturing and retail sectors.

—

Extending our Vertical Market Strategy.    Since our founding in 1996 Lionbridge has built and maintained long-term relationships with clients in the technology sector. Over the past several years, the Company expanded its growth opportunities by establishing relationships with clients in other industry sectors including automotive, mobile and telecommunications and life sciences. In 2011 Lionbridge further expanded its vertical market strategy by creating dedicated sales and operational teams to serve the unique needs of clients in specific, high potential vertical markets such as life sciences, automotive, aerospace, manufacturing, travel and retail. As a result, the Company expects many of these vertical markets to generate double-digit year-on-year growth in 2012 and 2013.

—

Establishing new offerings.    In 2011 Lionbridge introduced a new Global Marketing Operations (GMO) offering, a service for managing digital marketing campaigns across languages, technical platforms and local content. This offering brings together our existing capabilities in language, content and technology to create a unique, innovative solution for marketing executives within global enterprises. The Company believes GMO can increase the effectiveness of our clients’ in-country marketing campaigns and reduce their global campaign marketing costs by as much as 30%. In 2011 this new GMO offering enabled us to secure new engagements with large enterprises challenged by the complexity of providing a globally consistent, locally relevant customer experience in global markets. In 2011 Lionbridge established a growing revenue pipeline of business for GMO and expects this to be one of our fastest growing offerings in 2012.

—

Investing in SaaS technology.    Over the past two years Lionbridge has invested in and introduced two SaaS-based technology offerings—GeoFluent, its customized machine translation technology through a partnership with IBM Research, and Translation Workspace, its language productivity technology. In 2011 the Company continued to invest in, develop and market both applications.

Lionbridge’s recent development initiatives have focused on transforming and commercializing IBM Research’s real-time machine translation technology application into high-quality customized solution that can be rapidly deployed in large-scale enterprise environments. In May 2011 Lionbridge introduced general availability for GeoFluent and began refining our go-to-market strategy to focus on enterprises that manage global online customer care initiatives. During the year Lionbridge also established technology and marketing partnerships with companies that offer online chat technology and enterprise social media software applications. Over time, the Company believes GeoFluent can expand our growth opportunities by enabling us to offer enterprises an innovative, customized, automated translation solution for rapidly translating online chat, technical forums and blogs and other online communications that increase customer engagement and reduce support costs in global markets.

Also in 2011 Lionbridge expanded the development, sales and marketing of Translation Workspace. By the end of 2011, the Translation Workspace subscriber base grew by 50% over the prior year. More than 3,300 translators and agencies in over 80 countries use Translation Workspace as a translation productivity platform. Lionbridge also extended the offering to enterprise clients and secured its first contract with a large global enterprise that will use Translation Workspace to manage their community translation efforts. In 2012 Lionbridge will continue to invest in developing and marketing these SaaS technologies and expect to expand our revenue for both Translation Workspace and GeoFluent.

—

Extending our leadership in enterprise crowdsourcing.    To deliver our services effectively and efficiently Lionbridge have established expertise in identifying, qualifying and interacting with a large population of independent, freelance professionals in over 100 markets who have specific language, domain, technical or locale-specific knowledge. In 2011, Lionbridge began to expand this global crowdsourcing capability by increasing the number of qualified freelance professionals and by extending the crowdsourcing services we provide to clients. In addition to the Company’s existing crowdsourcing offerings for translation, interpretation, and multilingual search relevance rating, Lionbridge began to add new crowdsourcing services including services that help organizations evaluate business processes to determine which jobs or tasks are best suited to crowdsourcing solutions, and then administering for these clients the sourcing, recruiting, screening, and payment of independent workers with specific skills in global markets. In 2012, Lionbridge believes our enterprise crowdsourcing solutions will enable us to expand relationships with existing clients and secure new relationships with large enterprises by offering assessments that may be used to increase global organizations’ online revenue, enhance customer experience and lower their administrative costs.

—

Adjusting our cost structure to respond more quickly to changes in customer demand.    Despite many achievements in our GLC segment, one of our largest customers in this segment shifted translation spend related to several of its technology releases, which had a negative impact on Lionbridge’s revenue in 2011. To adjust our cost structure to respond to the variable demand for our services, Lionbridge continued to implement a number of cost-cutting and restructuring activities during the year. These activities enabled Lionbridge to enhance the efficiency of the Company’s global GLC operations and increase our total company profitability in 2011. Lionbridge believes these actions will continue to increase the efficiency of our cost structure in the future.

In 2012, Lionbridge expects revenue to increase from 2011 primarily as a result of growth driven by anticipated increases in revenue from several large recurring client relationships in our GLC and GDT segments; new relationships with organizations in specific vertical markets such as life sciences, aerospace, manufacturing and retail; new client engagements related to our GMO offerings, new revenue opportunities for its global crowdsourcing offerings and increased subscribers and enterprise clients for our Translation Workspace and GeoFluent SaaS offerings. Lionbridge expects moderate demand for solutions that help clients expand their revenue opportunities in the U.S. and European markets during 2012, with significantly higher demand for solutions that help clients grow their revenue opportunities in developing economies. Lionbridge expects to offset traditional pricing pressure for certain new projects and contract renewals by utilizing our technology, global scale and by continuing our ongoing cost management and operational efficiency initiatives. To facilitate the growth of our SaaS offerings, Lionbridge expects to continue to increase our software development activities and personnel in 2012.

In 2012, Lionbridge expects to continue to implement aspects of our long-term strategy by establishing recurring relationships with large clients, providing the capability, capacity, and in-country expertise our clients require, and by extending our new offerings and new technologies to potential customers. As a result, the Company expects to increase market opportunities, improve operational efficiency, and enhance productivity for its clients, which may in turn, accelerate Lionbridge’s revenue and profitability growth opportunities.

Financial Overview

During 2011, the Company’s revenue increased 5.6% and net income increased by $2.9 million year-over-year reflecting the effectiveness of the Company’s ongoing cost management activities and its technology-assisted production model which increase production efficiency and reduce overhead costs.

The Company has benefitted from long-term, recurring relationships with its large clients. More than 93% of the Company’s total revenue for 2011 was generated from clients that have utilized the Company’s services every quarter for 12 consecutive quarters or longer. Historically, the Company’s quarterly results have been impacted by the timing of product release cycles of its customers, particularly from customers in the technology sector. The Company expects that it will continue to generate and increase revenue from its long term customers and that demand for the Company’s services from new customers may continue to stabilize and possibly strengthen in 2012, although the timing and scope of engagements may vary.

Certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro and other currencies, as a large portion of its cost of revenue and general and administrative expenses are payable in Euros and other currencies, while the majority of its revenues are recorded in U.S. Dollars. Approximately 38% of Lionbridge’s revenue is denominated in non-U.S. Dollars but more than 61% of the Company’s costs are denominated in non-U.S. Dollar, principally the Euro. During 2011, the value of the U.S. Dollar relative to other currencies weakened by approximately 5.3% from the prior year. This resulted in favorable foreign currency impact on revenue for 2011. In addition, the Company’s operating income and net income (loss) for 2011 was negatively impacted by weakening in the U.S. Dollar against other currencies as compared to 2010, particularly in the GLC segment.

The Company’s liquidity position remains strong, in part due to effective cash management actions. Lionbridge generated approximately $9.8 million in cash flow from operations in 2011. The Company’s cash as of December 31, 2011 was $25.2 million and the Company concluded 2011 in a net cash positive position.

Revenue increased 5.6% year-over-year, indicating renewed customer demand for the Company’s service offerings, particularly in the Company’s GLC segment. The Company believes that the more efficient cost and operating structure implemented in 2011, coupled with its continued investment in innovative language technologies, will allow the Company to enhance its operating results in 2012, particularly if customer demand for the Company’s services continues to strengthen.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenue.

	Year Ended December 31,
	2011	2010	2009
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	69.2	68.0	67.8
Sales and marketing	7.8	7.7	7.4
General and administrative	17.5	18.3	19.0
Research and development	1.4	1.0	1.0
Depreciation and amortization	1.4	1.2	1.2
Amortization of acquisition-related intangible assets	0.6	1.2	1.4
Restructuring and other charges	0.8	1.9	1.8

Total operating expenses	98.7	99.3	99.6

Income from operations	1.3	0.7	0.4
Interest expense:
Interest on outstanding debt	0.2	0.2	0.5
Amortization of deferred financing charges	0.1	0.1	—
Interest income	(0.2)	—	—
Other expense, net	0.8	0.4	1.0

Income (loss) before income taxes	0.4	—	(1.1)
Provision for (benefit from) income taxes	—	0.3	(0.1)

Net income (loss)	0.4%	(0.3)%	(1.0)%

Revenue.    The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively:

	2011		2010		2009
GLC	$295,337,000	69%	$289,588,000	71%	$281,734,000	72%
GDT	109,536,000	26%	95,929,000	24%	84,203,000	22%
Interpretation	22,983,000	5%	19,721,000	5%	23,313,000	6%

Total revenue	$427,856,000	100%	$405,238,000	100%	$389,250,000	100%

In 2011, total revenue was $427.9 million, an increase of $22.6 million, or 5.6% from $405.2 million in 2010. This period-over-period increase in total revenue was primarily due to approximately $13.7 million of organic growth, or 3.4%, and approximately $8.9 million, or 2.2%, due to the decline in the exchange rate of the U.S. Dollar against most foreign currencies in particular the Euro, as compared to the prior year. Lionbridge conducts a large portion of its business in international markets. Approximately 38% of its revenue for the year ended December 31, 2011 was denominated in foreign currencies, primarily the Euro. A fluctuation in foreign currency exchange rates primarily affects the GLC segment. Revenue increases during 2011 in the GLC, GDT and Interpretation segments were $5.8 million, $13.6 million and $3.3 million respectively, as compared to 2010. In 2010, total revenue was $405.2 million, an increase of $16.0 million, or 4.1% from $389.3 million in 2009. This period-over-period increase in total revenue was primarily due to approximately $21.2 million of organic growth, or 5.4%, partially offset by decreased revenue of $5.2 million as a result of the U.S. Dollar strengthening against certain foreign currencies, in particular the Euro, as compared to the prior year. Revenue increases during 2010 in the GLC and GDT segments were $7.9 million and $11.7 million, respectively, as compared to 2009. Revenue decline during 2010 in the Interpretation segment was $3.6 million as compared to 2009.

Revenue from the Company’s GLC business for the year ended December 31, 2011 increased $5.8 million, or 2.0%, to $295.3 million from $289.6 million for the year ended December 31, 2010. As compared to 2010, GLC revenue increased approximately $8.5 million due to the impact of the decline in the exchange rate of the U.S. Dollar against most foreign currencies, in particular the Euro, period-over-period, partially offset by a decline of approximately $2.7 million during the year ended December 31, 2011 due to decreased revenue from a certain large customer in the technology sector primarily during the first quarter of 2011. In 2010, revenue from the Company’s GLC business for the year ended December 31, 2010 increased $7.9 million, or 2.8%, to $289.6 million from $281.7 million for the year ended December 31, 2009. As compared to 2009, GLC revenue increased approximately $12.7 million due to organic growth reflecting increased demand for the Company’s services, particularly from existing customers, partially offset by decreased revenue of approximately $4.8 million as a result of the U.S. Dollar strengthening against certain foreign currencies, in particular against the Euro.

Revenue from the Company’s GDT business for the year ended December 31, 2011 was $109.5 million, an increase of $13.6 million, or 14.2%, from $95.9 million for the year ended December 31, 2010. The period-over-period increase in GDT revenue was primarily due to expanded customer engagements with a large client in the technology sector and new customer engagements. In 2010, revenue from the Company’s GDT business for the year ended December 31, 2010 was $95.9 million, an increase of $11.7 million, or 13.9%, from $84.2 million for the year ended December 31, 2009. The period-over-period increases in GDT revenue were primarily due to increased revenue from expanded relationships with, and new programs from existing customers. Revenue in the GDT segment is not materially impacted by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation business for the year ended December 31, 2011 was $23.0 million, an increase of $3.3 million, or 16.5%, from $19.7 million for the year ended December 31, 2010. The period-over-period increase in Interpretation revenue was primarily due to increased volume and more favorable terms from one large customer engagement. In 2010, revenue from the Company’s Interpretation business was $19.7 million, a decrease of $3.6 million, or 15.4%, from $23.3 million for the year ended December 31, 2009. The decrease in Interpretation revenue for the year ended December 31, 2010 was primarily due to decreased volume from one large customer engagement. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Lionbridge’s ten largest customers accounted for 56% of revenue in 2011 as compared to 56% of revenue in 2010 and 57% of revenue in 2009.

Cost of Revenue.    Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the prior year and as a percentage of revenue for the years ended December 31, 2011, 2010 and 2009, respectively:

	2011	% Change 2010 to 2011	2010	% Change 2009 to 2010	2009
GLC:
Cost of revenue	$199,857,000	3.1%	$193,848,000	1.6%	$190,719,000
Percentage of revenue	67.7%		66.9%		67.7%
GDT:
Cost of revenue	76,601,000	18.5%	64,620,000	18.2%	54,688,000
Percentage of revenue	69.9%		67.4%		64.9%
Interpretation:
Cost of revenue	19,763,000	16.2%	17,006,000	(8.7)%	18,631,000
Percentage of revenue	86.0%		86.2%		79.9%

Total cost of revenue	$296,221,000		$275,474,000		$264,038,000

Percentage of revenue	69.2%		68.0%		67.8%

During 2011, as a percentage of revenue, cost of revenue increased to 69.2% as compared to 68.0% for the same period of the prior year. This increase was primarily the result of customer and work mix changes in the Company’s GLC and GDT segments, and the impact of the weakening of the U.S. Dollar against certain foreign currencies, particularly the Euro, as compared to 2010. The increased cost of revenue percentage was partially offset by cost saving initiatives implemented in 2010 and 2011 in its GLC segment, and continued benefits realized from the deployment and use of Lionbridge’s language management technology platform.

In 2010, as a percentage of revenue, cost of revenue increased to 68.0% as compared to 67.8% for the same period of the prior year. This increase was primarily the result of customer and work mix changes in the Company’s GDT segment and decreased revenue levels in the Interpretation segment. The increased cost of revenue percentage was partially offset by cost saving initiatives implemented in 2009 and 2010 in its GLC segment, and continued benefits realized from the deployment and use of Lionbridge’s language management technology platform in addition to the strengthening of the U.S. Dollar against certain foreign currencies, particularly the Euro, as compared to 2009.

For the year ended December 31, 2011, cost of revenue was $296.2 million, an increase of $20.7 million, or 7.5%, as compared to $275.5 million for the same period of 2010. This increase was primarily associated with the $22.6 million increase in revenue as compared to the prior year, and includes approximately $10.5 million incremental costs attributable to the weakening of the U.S. Dollar’s exchange rate against certain foreign currencies, in particular the Euro.

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

Each segment provides distinctive services with different gross margins. For the year ended December 31, 2011, GLC, GDT and Interpretation accounted for approximately 69.0%, 25.6% and 5.3% of the total revenue. For the year ended December 31, 2010, GLC, GDT and Interpretation accounted for approximately 71.5%, 23.8% and 4.7% of the total revenue.

Cost of revenue as a percentage of revenue in the Company’s GLC business increased to 67.7% for the year ended December 31, 2011, as compared to 66.9% for the same period of the prior year. For the year ended December 31, 2011, GLC cost of revenue increased $6.0 million to $199.9 million as compared to $193.8 million for the corresponding period of the prior year. This increase is primarily associated with incremental expenses of approximately $9.1 million attributable to the weakening of the U.S. Dollar exchange rate against certain foreign currencies, and the $5.8 million increase in revenue as compared to the corresponding period of the prior year.

In 2010, the cost of revenue as a percentage of revenue in the Company’s GLC business decreased to 66.9% for the year ended December 31, 2010, as compared to 67.7% for the same period of the prior year. For the year ended December 31, 2010, GLC cost of revenue increased $3.1 million to $193.8 million as compared to $190.7 million for the corresponding period of the prior year. This increase is primarily associated with the $7.9 million increase in revenue as compared to the corresponding period of the prior year, offset by reduced expenses of approximately $2.5 million attributable to the strengthening of the U.S. Dollar exchange rate against certain foreign currencies, as compared to the corresponding period of 2009.

Cost of revenue as a percentage of revenue in the Company’s GDT business increased to 69.9% for the year ended December 31, 2011, as compared to 67.4% for the same period of the prior year, primarily due to changes in customer mix, an increase in U.S.-based customer delivery, and a negative impact of approximately $1.3 million due to the decline in the exchange rate of the U.S. Dollar against certain foreign currencies. For the year ended December 31, 2011, GDT cost of revenue was $76.6 million, an increase of $12.0 million, or 18.5%, as compared to $64.6 million for the same period of 2010. This increase was primarily associated with the $13.6 million increase in revenue as compared to the corresponding period of the prior year, and to a lesser extent the impact of changes in service mix. The increase is inclusive of a negative impact of approximately $1.3 million due to the decline in the exchange rate of the U.S. Dollar against certain foreign currencies. In 2010, the cost of revenue as a percentage of revenue in the Company’s GDT business increased to 67.4% for the year ended December 31, 2010, as compared to 64.9% for the same period of the prior year, primarily due to changes in customer mix and an increase in U.S.-based customer delivery.

In 2010, GDT cost of revenue was $64.6 million, an increase of $9.9 million, or 18.2%, as compared to $54.7 million for the same period of 2009. This increase was primarily associated with the $11.7 million increase in revenue as compared to the corresponding period of the prior year. The Company’s GDT business was not materially impacted by foreign currency exchange rate fluctuations in 2010.

Cost of revenue as a percentage of revenue in the Company’s Interpretation business decreased to 86.0% for the year ended December 31, 2011, as compared to 86.2% for the same period of the prior year. This decrease is primarily due to higher pricing for a certain large customer, cost savings as a result of service process improvements and increased revenue period-over-period. For the year ended December 31, 2011, cost of revenue was $19.8 million, an increase of $2.8 million, or 16.2%, as compared to $17.0 million for the same period of 2010. This increase was primarily associated with the $3.3 million increase in revenue year-over-year.

In 2010, the cost of revenue as a percentage of revenue in the Company’s Interpretation business increased to 86.2% for the year ended December 31, 2010, as compared to 79.9% for the same period of the prior year. This increase reflects the unfavorable impact of pricing and work mix variations in services as compared to the corresponding period of the prior year. For the year ended December 31, 2010, cost of revenue was $17.0 million, a decrease of $1.6 million, or 8.7%, as compared to $18.6 million for the same period of 2009. This decrease was primarily associated with the $3.6 million decrease in revenue year-over-year. The Company’s Interpretation segment is not materially impacted by foreign currency exchange rate fluctuations.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2011, 2010 and 2009, respectively:

	2011	2010	2009
Total sales and marketing expenses	$33,563,000	$31,218,000	$28,777,000
Increase from prior year	2,345,000	2,441,000
Percentage of revenue	7.8%	7.7%	7.4%

For the year ended December 31, 2011, sales and marketing expenses increased $2.3 million to $33.6 million as compared to $31.2 million for the year ended December 31, 2010. This increase is primarily attributable to increased compensation and travel costs to support the $22.6 million increase in revenue, year-over-year. Sales and marketing expenses for 2011 were negatively impacted by approximately $664,000 due to fluctuations in foreign currency exchange rates. As a percentage of revenue, sales and marketing expenses increased to 7.8% as compared to 7.7% for the same period of the prior year. This increase is primarily attributable to higher compensation and travel expense, inclusive of the currency impact noted above, to support the $22.6 million increase in revenue year-over-year and investment in future sales and marketing.

In 2010, sales and marketing expenses increased $2.4 million to $31.2 million as compared to $28.8 million for the corresponding period of the prior year. This increase is primarily attributable to increased compensation and travel costs to support the $16.0 million increase in revenue, year-over-year. Sales and marketing expenses for 2010 were not materially impacted by fluctuations in foreign currency exchange rates. As a percentage of revenue, sales and marketing expenses increased to 7.7% as compared to 7.4% for the same period of the prior year. This increase is primarily attributable to higher compensation and travel expense to support the $16.0 million increase in revenue year-over-year and investment in future sales and marketing.

General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2011, 2010 and 2009, respectively:

	2011	2010	2009
Total general and administrative expenses	$75,047,000	$74,087,000	$74,056,000
Increase from prior year	960,000	31,000
Percentage of revenue	17.5%	18.3%	19.0%

For the year ended December 31, 2011, general and administrative expenses increased $960,000 to $75.0 million as compared to $74.1 million for the year ended December 31, 2010. Approximately $1.9 million of this increase was due to the negative impact of the depreciation of the U.S. Dollar against certain foreign exchange currencies as compared to 2010. These increases were partially offset by reduced expenses as the result of cost initiatives implemented in 2011 and 2010, primarily reductions in rent expense. Approximately 54.7% of general and administrative expenses are denominated in non-U.S. Dollars and of that amount a majority of these expenses related to rent and compensation expense. As a percentage of revenue, general and administrative expenses decreased to 17.5% for the year ended December 31, 2011, as compared to 18.3%, for the same period of the prior year. This decrease is primarily associated with the $22.6 million increase in revenue year-over-year.

In 2010, general and administrative expenses remained flat at $74.1 million as compared to the same period of the prior year. The flat general and administrative expense, year-over-year, reflects the Company’s investment in general and administrative infrastructures for the emerging businesses during 2010, offset by the favorable benefit of the restructuring and cost saving initiatives implemented in 2009 and 2010. General and administrative expenses for 2010 were not materially impacted by fluctuations in foreign currency exchange rates. As a percentage of revenue, general and administrative expenses decreased to 18.3% for 2010 as compared to 19.0% for the same period of the prior year. This decrease is primarily associated with the $16.0 million increase in revenue year-over-year.

Research and Development.    Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system, its Translation Workspace SaaS-based offering, and development of GeoFluent based on automated machine translation technology licensed from IBM. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2011, 2010 and 2009, respectively:

	2011	2010	2009
Total research and development expenses	$5,765,000	$3,880,000	$4,026,000
Increase (decrease) from prior year	1,885,000	(146,000)
Percentage of revenue	1.4%	1.0%	1.0%

For the year ended December 31, 2011, research and development expenses increased to $5.8 million as compared to $3.9 million for the year ended December 31, 2010. This increase is primarily attributable to an increase in headcount to support the development of the Company’s web-based hosted language management technology platform, its Translation Workspace SaaS-based offering and development of automated machine translation technology licensed from IBM (known as GeoFluent). Approximately $177,000 of the increase is due to the depreciation of the U.S. Dollar against most foreign currencies year-over-year.

In 2010, research and development expenses decreased $146,000 to $3.9 million as compared to $4.0 million for the prior year. This decrease in research and development expenses is primarily the result of an increase in the internal and external capitalized costs for the development of the Company’s web-based hosted language management technology platform and new SaaS-based offerings. Research and development expenses for 2010 were not materially impacted by fluctuations in foreign currency exchange rates.

Depreciation and Amortization.    Depreciation and amortization expense relates to property and equipment that is being recognized over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2011, 2010 and 2009, respectively:

	2011	2010	2009
Total depreciation and amortization expense	$5,956,000	$4,901,000	$4,619,000
Increase from prior year	1,055,000	282,000
Percentage of revenue	1.4%	1.2%	1.2%

For the year ended December 31, 2011, depreciation and amortization expense increased by $1.1 million to $6.0 million as compared to $4.9 million for the year ended December 31, 2010. This increase is primarily the result of depreciation of the increased investment in internal and external capitalized costs for the Company’s web-based hosted management technology platform, its Translation Workspace SaaS-based offering and its customizable real-time automated machine translation technology known as GeoFluent. Approximately $117,000 of the increase is due to the depreciation of the U.S. Dollar against most foreign currencies, year-over-year.

In 2010, depreciation and amortization expense increased by $282,000 to $4.9 million as compared to $4.6 million for the prior year. This increase is primarily the result of the depreciation of increased internal and external capitalized costs for the development of the Company’s web-based hosted management technology platform and SaaS-based offering. Depreciation and amortization expense for 2010 was not materially impacted by fluctuations in foreign currency exchange rates.

Amortization of Acquisition-related Intangible Assets.    Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets from acquired businesses. Amortization expense for 2011, 2010 and 2009 of $2.3 million, $4.9 million and $5.5 million, respectively, relates to the amortization of identifiable intangible assets acquired from BGS.

Interest Expense.    Interest expense represents interest paid or payable on debt and the amortization of deferred financing costs. The following table shows interest expense, dollar changes from the prior year and as a percentage of revenue for the years ended December 31, 2011, 2010 and 2009, respectively:

	2011	2010	2009
Total interest expense	$822,000	$1,250,000	$1,954,000
Decrease from prior year	428,000	704,000
Percentage of revenue	0.3%	0.3%	0.5%

For the year ended December 31, 2011, interest expense decreased $428,000 to $822,000 as compared to $1.3 million for the year ended December 31, 2010. The decrease reflects the impact of lower interest rates and lower amortization of deferred financing costs in 2011 as compared to 2010 as well as the impact of the maturity of the Company’s interest rate swap in July 2010.

In 2010, interest expense decreased $704,000 to $1.3 million, as compared to $2.0 million for the year ended December 31, 2009. The decrease reflects lower average borrowings and lower interest rates in 2010 as compared to 2009. In addition, interest expense for 2009 includes the effect of the interest rate swap. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2010, the Company’s interest rate swap matured. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt.

Other Expense, Net.    Other (income) expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. For the year ended December 31, 2011, the Company recognized $3.2 million in other expense, net, due to $1.1 million of foreign currency transaction losses attributable to differences among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year and $607,000 realized foreign currency losses on forward contracts. In addition, other expense, net for the year ended December 31, 2011 includes $2.0 million relating to the release of indemnified reserves for uncertain tax positions related to the Bowne Global Solutions (“BGS”) acquisition from Bowne & Co., Inc. (which has since been acquired by R.R. Donnelley & Sons Co.). A corresponding $2.0 million benefit was recorded in the provision for income taxes for the reduction of the indemnified reserves. In addition, other expense, net for the year ended December 31, 2011 includes $434,000 for the release of reserves related to uncertain pre-BGS acquisition property-related tax risks.

In 2010, the Company recognized $1.7 million in other expense, net, primarily due to foreign currency transaction losses, as a result of the U.S. Dollar’s strengthening against certain foreign currencies, as compared to the net position and variance during the corresponding periods of prior year. In 2009, the Company recognized

$3.7 million in other expense, net, primarily due to $2.6 million of foreign currency transaction losses, as a result of the U.S. Dollar’s strengthening against certain foreign currencies, as compared to the net position and variance during the corresponding periods of prior year, partially offset by $1.4 million relating to the release of indemnified reserves for uncertain tax positions related to the BGS acquisition. A corresponding $1.4 million benefit was recorded in the provision for income taxes for the reduction of the indemnified reserves.

Provision for (Benefit from) Income Taxes.    The following table shows the provision for income taxes and the effective income tax rate for the years ended December 31, 2011, 2010 and 2009, respectively:

	2011	2010	2009
Provision for (benefit from) income taxes	$(71,000)	$1,402,000	$(184,000)
Effective income tax rate	(4.3)%	1,251.8%	4.4%

The income tax provision decreased $1.5 million to a benefit of $(71,000) in 2011 from $1.4 million in 2010. The 2011 provision for income taxes is primarily attributable to $1.7 million of current income tax expense resulting from profits in various foreign jurisdictions, $303,000 of deferred tax expense in foreign jurisdictions, a benefit of $2.0 million from the release of indemnified reserves for uncertain tax positions related to the BGS acquisition and a benefit of $415,000 from the receipt of a tax refund in South Korea.

The Company recognizes tax reserves for uncertainty in income taxes and adjusts these reserves when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may be materially different from our current estimates. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

The Company’s unrecognized tax benefits include transfer pricing uncertainties from allocation of income between jurisdictions. Lionbridge believes that it is reasonably possible that approximately $628,000 of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized by the end of 2012 as a result of a lapse of the statute of limitations.

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

Quarterly Results of Operations

The following tables set forth unaudited consolidated quarterly financial data for the periods indicated. Lionbridge derived this data from its unaudited consolidated financial statements, and, in the opinion of management, they have been prepared on the same basis as Lionbridge’s audited consolidated financial statements for the years ended December 31, 2011 and 2010, and include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) (Amounts in thousands) Quarter Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
Revenue	$107,385	$107,574	$113,245	$99,652	$100,365	$99,221	$104,872	$100,780
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	72,015	73,662	78,808	71,736	69,322	67,564	69,643	68,945
Sales and marketing	8,608	7,976	8,701	8,278	8,595	8,190	7,465	6,968
General and administrative	18,327	19,438	18,657	18,625	18,565	18,032	18,698	18,792
Research and development	1,468	1,383	1,518	1,396	1,149	1,021	952	758
Depreciation and amortization	1,615	1,615	1,435	1,291	1,330	1,266	1,175	1,130
Amortization of acquisition-related intangible assets	583	583	583	583	1,223	1,223	1,223	1,223
Restructuring and other charges	67	556	643	2,103	1,881	4,026	666	1,189

Total operating expenses	102,683	105,213	110,345	104,012	102,065	101,322	99,822	99,005

Income (loss) from operations	4,702	2,361	2,900	(4,360)	(1,700)	(2,101)	5,050	1,775
Interest expense:
Interest on outstanding debt	196	192	185	149	169	191	282	297
Amortization of deferred financing costs	25	25	25	25	24	199	44	44
Interest income	22	17	15	17	24	30	8	25
Other (income) expense, net	2,545	(231)	423	458	599	1,607	(731)	274

Income (loss) before income taxes	1,958	2,392	2,282	(4,975)	(2,468)	(4,068)	5,463	1,185
Provision for (benefit from) income taxes	(1,079)	(23)	560	471	84	(295)	905	708

Net income (loss)	$3,037	$2,415	$1,722	$(5,446)	$(2,552)	$(3,773)	$4,558	$477

Net income (loss) per share of common stock:
Basic	$0.05	$0.04	$0.03	$(0.09)	$(0.04)	$(0.07)	$0.08	$0.01
Diluted	$0.05	$0.04	$0.03	$(0.09)	$(0.04)	$(0.07)	$0.08	$0.01
Weighted average number of shares outstanding:
Basic	57,859	58,012	57,815	57,523	56,927	56,814	56,619	56,367
Diluted	59,478	59,585	59,548	57,523	56,927	56,814	59,854	58,221

Lionbridge has experienced quarter-to-quarter variability in its revenue and operating profit. This variability is due to fluctuations in its clients’ release cycles, the length of its sales cycle, rapid growth, acquisitions, the emerging nature of the markets in which Lionbridge competes, global economic conditions, and exchange rate fluctuations. Lionbridge believes that quarter-to-quarter comparisons of results of operations are not necessarily meaningful. You should not rely on these comparisons as a measure of future performance.

Out of Period Adjustments

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

The Company has evaluated these errors and does not believe the amounts are material to any periods impacted and the correction of these errors is not material to the condensed consolidated financial statements for the year ended December 31, 2011 or any interim periods within the 2011 year.

Liquidity and Capital Resources

The following table shows cash and cash equivalents, working capital, net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the years ended December 31, 2011, 2010 and 2009, respectively:

	2011	2010	2009
Cash and cash equivalents	$25,219,000	$28,206,000	$27,432,000
Working capital	45,515,000	40,795,000	36,182,000
Net cash provided by operating activities	9,834,000	7,984,000	23,208,000
Net cash used in investing activities	(13,040,000)	(7,967,000)	(3,066,000)
Net cash provided by (used in) financing activities	90,000	690,000	(31,125,000)

In 2011, Lionbridge’s working capital increased $4.7 million to $45.5 million at December 31, 2011, as compared to $40.8 million at December 31, 2010. The increase was primarily due to increases in accounts receivable and unbilled receivables, and decreases in accounts payable, accrued outsourcing and other current assets, partially offset primarily by a decrease in cash and cash equivalents, other current assets, accrued expenses and deferred revenue.

As of December 31, 2011, cash and cash equivalents totaled $25.2 million, a decrease of $3.0 million from $28.2 million at December 31, 2010. The decrease was primarily due to $12.4 million for the purchase of property and equipment, $607,000 of payments of forward contract hedges, partially offset by $9.8 million of cash generated by the business and $104,000 of cash received from the issuance of common stock under option plans.

Accounts receivable and unbilled receivables at December 31, 2011 totaled $79.1 million, an increase of $3.9 million from $75.2 million at December 31, 2010. As of December 31, 2011, other current assets decreased $465,000 to $9.1 million from $9.6 million at December 31, 2010. Current liabilities totaled $67.9 million, a decrease of $4.3 million from $72.2 million at December 31, 2010.

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

Net cash provided by operating activities was $9.8 million in 2011 as compared to $8.0 million in 2010. The primary source of cash in 2011 was $1.7 million of net income (inclusive of $15.1 million in depreciation, amortization, stock-based compensation and other non-cash expenses), a $4.3 million net increase in accounts receivable and unbilled receivables, a $2.9 million decrease in other operating assets, a $5.6 million decrease in accounts payable, accrued expenses and deferred revenue.

In 2010, net cash provided by operating activities was $8.0 million as compared to $23.2 million in 2009. The primary source of cash in 2010 was a $3.2 million increase in accrued restructuring and a $2.4 million decrease in other assets, partially offset by other changes including a net loss of $1.3 million (net of $13.7 million in depreciation, amortization and other non-cash expenses and gains), a $3.6 million increase in accounts receivable, a $528,000 increase in unbilled receivables a $349,000 decrease in accounts payable, accrued expenses and deferred revenue.

Lionbridge has not experienced any significant trends in accounts receivable and unbilled receivables other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Net cash used in investing activities increased $5.1 million to $13.0 million in 2011 as compared to $8.0 million in 2010. The primary use of cash in investing activity in 2011 was $12.4 million for the purchase of property and equipment and $607,000 in payments of forward contract hedges.

In 2010, net cash used in investing activities increased $4.9 million to $8.0 million as compared to $3.1 million in 2009. The primary use of cash in investing activity in 2010 was $8.8 million for the purchase of property and equipment, partially offset by $814,000 in proceeds from forward contract hedges. The primary use of cash in investing activity in 2009 was $3.1 million for the purchase of property and equipment.

Net cash provided by financing activities decreased $600,000 to $90,000 in 2011 as compared to $690,000 in 2010. Cash provided by financing activities consisted of $104,000 of proceeds from the issuance of common stock under option plans and $14,000 for payments of capital lease obligations.

In 2010, net cash provided by financing activities increased $31.8 million to $690,000 as compared to $31.1 million of net cash used in financing activities for the corresponding period of 2009. Cash provided by financing activities consisted of $701,000 of proceeds from the issuance of common stock under option plans and $11,000 for payments of capital lease obligations. Net cash used in financing activities in 2009 primarily included $31.0 million of payments of long-term debt, $3.5 million of payments of short-term debt, and $3.5 million of proceeds from the issuance of short-term debt.

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

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving credit agreement dated as of December 31, 2006, as the amended to date (the “Credit Agreement”), which was scheduled to expire in December 2011. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.75% – 2.50%, depending on certain conditions. At December 31, 2011, $24.7 million was outstanding with an interest rate of 2.5%. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of December 31, 2011.

Lionbridge anticipates that its present cash and cash equivalents position and available financing under its Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for at least the next twelve months.

Contractual Obligations

The following table summarizes Lionbridge’s contractual cash obligations at December 31, 2011 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Debt	$24,700	—	24,700	—	—
Interest on debt (1)	1,730	629	629	472	—
Operating leases	53,775	14,004	18,036	8,473	13,262

	$80,205	$14,633	$43,365	$8,945	$13,262

(1)	Interest payment amounts are projected using market rates as of December 31, 2011. Future interest payments may differ from these projections based on changes in market interest rates.

As of December 31, 2011, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest and penalties was $6.2 million. Lionbridge believes that it is reasonably possible that approximately $628,000 of its unrecognized tax position, consisting of several items in various jurisdictions, may be recognized by the end of 2012 as a result of a lapse of the statute of limitations.

As of December 31, 2011, Lionbridge did not have any material purchase obligations, or material long-term commitments other than those included in the table above reflected on its consolidated balance sheet.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), authoritative guidance which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, “Compensation—Retirement Benefits—Multiemployer Plans” (“ASU 2011-09”) which pertains to an employer’s participation in multiemployer benefit plans, amending ASC Subtopic 715-80, “Disclosures about an Employer’s Participation in a Multiemployer Plan”. The amendment enhances the disclosures about significant multiemployer plans in which an employer participates, the level of the employer’s participation, the financial health of the plans and the nature of the employer’s commitments to the plans. The new disclosure requirements are required for fiscal years ending after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”), authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU 2011-12”), which defers the reclassifications from other comprehensive income to net income be presented on the face of the financial statements mandated by ASU 2001-05.Although the Company will need to modify the presentation of certain information to comply with the requirements of this guidance, the Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other” “(ASU 2010-28”)”, an amendment to goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments were first effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements since it did not have any reporting units with zero or negative carrying amounts.

In January 2010, the FASB issued ASU 2010-06, “Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), that amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy. These disclosures and clarification were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements. These additional disclosures were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the further provisions of ASU 2010-06 on January 1, 2011 which did not have a material impact on its consolidated financial statements.

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

Interest Rate Risk.    Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of December 31, 2011, $24.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $63,000 impact on the Company’s interest expense based on the $24.7 million outstanding at December 31, 2011 with an interest rate of 2.5%. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2010, the interest rate swap matured. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk.    Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. dollars, 64% and 66% of its costs and expenses in 2011 and 2010, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 17% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of each of December 31, 2011 and 2010, while 16% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of each of December 31, 2011 and 2010. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $48.4 million and $57.9 million as of December 31, 2011 and 2010, respectively. The principal foreign currency applicable to our business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the option to use derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at December 31, 2011.

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

In connection with the preparation of this Form 10-K, as of December 31, 2011, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011. This conclusion was communicated to the Audit Committee.

Management’s Annual Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective at December 31, 2011 based on the criteria set forth in Internal Control-Integrated Framework.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting.    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2012.

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information relating to directors and executive officers of Lionbridge is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2012, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2011.

Lionbridge has adopted a code of conduct that applies to all employees, including its principal executive officer, principal financial officer, and principal accounting officer. A copy of the code of ethics is available on Lionbridge’s Web site.

Item 11.	Executive Compensation

Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2012, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information relating to security ownership of certain beneficial owners and management and information on securities for issuance under equity compensation plans is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2012, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information relating to certain relationships and related transactions, and director independence is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2012, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2011.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal auditor fees and services is set forth under “Principal Auditor Fees and Services” in Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2012, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2011.

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

(File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.7**	Lionbridge Deferred Compensation Plan for Independent Directors (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.8**	Independent Director Compensation Plan, Amended and Restated as of April 4, 2008 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on April 7, 2008, and incorporated herein by reference).

10.9**	Independent Directors’ Compensation Policy Amended and Restated as of March 10, 2009 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on March 13, 2009, and incorporated herein by reference).

10.10**	Form of Restricted Stock Unit Agreement for Independent Directors (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.11**	Form of Non-Qualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit

10.12	Lease dated as of July 10, 2006 between Abaco Urbanizacao E Empreendimentos Limitada and Lionbridge Participações, Ltda. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.13	Lease dated as of July 11, 2006, between Taifun Real sp. zo.o and Lionbridge Poland sp. zo.o (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.14	Third Amendment to Lease dated October 31, 2006, between 492 OCP LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.26 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2006, and incorporated herein by reference).

10.15	Lease dated as of March 14, 2007, between TCAM Core Property Fund Operating LP and Lionbridge US, Inc. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2007, and incorporated herein by reference).

10.16	Lease amendment dated as of May 1, 2007, between Société Civile Immobilière Core Sophia and Lionbridge Technologies SARL (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.17	Lease amendment dated as of June 4, 2007, between IEF Vastgoad Pluto B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.18	First Amendment to the Lease Agreement dated as of June 5, 2008 between iAnywhere Solutions, Inc. and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference.)

10.19	Fifth Amendment to Office Lease dated as of July 3, 2008 between BCCC Property LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference).

10.20	Seventh Amendment to the Lease Agreement dated as of July 10, 2008 between Sterling Realty Organization Co. and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference).

10.21	Lease dated July 28, 2008 between Lionbridge (Thailand) Ltd and Silom Building and Service Co., Ltd.

10.22	Lease Agreement dated as of December 23, 2008 between Horizon West Property Management, Inc. and Lionbridge US, Inc. (filed as Exhibit 10.30 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2008, and incorporated herein by reference).

10.23	Lease dated as of January 28, 2009, between Virgo Chanin Business Centers LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.38 to the Annual Report on Form 10-K (File No. 000-26933) for the year period ending December 31, 2009, and incorporated herein by reference.)

10.24	Lease dated as of February 25, 2009, between Bernardo Summit LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter period ending March 31, 2009, and incorporated herein by reference.)

10.25	First Amendment to Lease dated June 2, 2009, between Horizon West Property Management, Inc. and Lionbridge US, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2009, and incorporated herein by reference).

Exhibit No.	Exhibit

10.26	Termino de Contrato, Finiquito y Contrato de Arrendamiento (Lease) dated July 27, 2009, between Union Investment Chile V S.A. and Lionbridge Chile Traducciones Limitada (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.27	Lease dated August 6, 2009 between Technopolis Plc and Lionbridge Testing Services Oy (filed as Exhibit 10.27 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.28	Lease dated August 18, 2009, between Lambhar Singh Rai and Sukhjit Kaur Rai and Cosmic Concepts Limited and Lionbridge (UK) Limited (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.29	Underlease dated August 19, 2009, between The Secretary of State for Environment Food and Rural Affairs, Lionbridge (UK) Limited, and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.30	Lease dated November 19, 2009 between National IT Industry Promotion Agency and L10nbridge Korea Co. Ltd. (filed as Exhibit 10.30 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.31	Lease dated January 17, 2010 between Huan-Yi Enterprises Co., Ltd, Liao-Su-Jen and Lionbridge of Europe B.V. Taiwan Branch (filed as Exhibit 10.31 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.32	Lease dated April 1, 2010 between Mitsubishi Estate Co., Ltd. and Lionbridge Japan K.K (filed as Exhibit 10.32 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.33	Lease dated April 23, 2010 between Fata Assicurazioni Danni SpA and Lionbridge Italy Srl (filed as Exhibit 10.33 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.34	Lease dated as of April 26, 2010 between ADF Properties LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.35	Lease dated as of May 12, 2010 between Promociones Inmobiliarias Capital 7, SL and Lionbridge Espana SL (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.36	Lease dated as of May 31, 2010 between Beijing Tongshun Real Estate Development Co., Ltd. and Beijing Lionbridge Global Solutions Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.37	Lease dated as of June 22, 2010 between Dominion Corporate Trustees Limited and Dominion Trust Limited and Lionbridge (UK) Limited (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.38	Lease dated as of September 16, 2010 between British and Malayan Trustees Limited in its capacity as trustee of Frasers Commercial Trust, Orrick Investments Pte. Limited and Lionbridge Singapore Pte. Ltd. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2010, and incorporated herein by reference).

Exhibit No.	Exhibit

10.39	Lease dated as of October 12, 2010 between Beijing Oriental Plaza Co., Ltd. and Huanqui Tonglian WFOE (Lionbridge (Beijing) Technologies, Inc. (filed as Exhibit 10.39 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.40	Lease dated as of October 12, 2010 between Beijing Oriental Plaza Co, Ltd. and Beijing Global Solutions Technologies, Inc. (filed as Exhibit 10.40 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.41	Lease and license agreement dated December 20, 2010 between Lake View Developers and Lionbridge Technologies Private Limited (filed as Exhibit 10.41 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.42	Deed of Lease effective January 26, 2011 between Ascendas IT Park (Chennai) Limited and Lionbridge Technologies Private Limited (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.43	Agreement for Services effective January 26, 2011 between Ascendas IT Park (Chennai) Limited and Lionbridge Technologies Private Limited (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.44	Lease Agreement dated February 1, 2011 between Taifun Real Sp.zo.o. and Lionbridge Poland Sp.zo.o. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.45	Sub-lease dated February 4, 2011 between Frontline the International Foundation for the Protection of Human Rights Defenders Trust and Lionbridge International (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.46	Office Lease dated February 24, 2011 between Columbia Tech Center LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.47	Office Lease Agreement No. Chor Or 2554/008 dated March 1, 2011 between Silom Building and Service Co., Ltd. and Lionbridge (Thailand) Limited (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.48	Service Agreement No. Chor Or (Bor) 2554/008 dated March 1, 2011 between Silom Building and Service Co., Ltd. and Lionbridge (Thailand) Limited (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.49	Lease executed June 28, 2011 between Margot og Thorvald Dreyers Fond (the Margot and Thorvald Dreyer Foundation), Charlotte Dreyer and Susan Dreyer and Lionbridge Denmark A/S (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2011, and incorporated herein by reference).

10.50	Lease executed September 15, 2011 between IEF Capital Vastgoed Rietveld (Amsterdam Overschiestraat ) B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2011, and incorporated herein by reference).

Exhibit No.	Exhibit

10.51	Lease executed July 21, 2011 between UCM/MDC-1010 Wayne LLC and Lionbridge Global Solutions II, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2011, and incorporated herein by reference).

10.52	Lease effective September 1, 2011 between Coventry University Enterprises Limited and Lionbridge (UK) Limited (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2011, and incorporated herein by reference).

10.53*	Amendment to Lease between Marite Oy and Lionbridge Oy executed September 15, 2011.

10.54*	Lease Agreement for Office Space between National IT Industry Promotion Agency and L10nbridge Korea Co. Ltd. effective November 21, 2011.

10.55*	Sixth Amendment to Lease dated December 21, 2011 between BP Bay Colony LLC (successor-in-interest to BCCC Property LLC) and Lionbridge Technologies, Inc.

10.56*	Commercial Lease Agreement between WH2005/NIAM III East Holding Ltd and Lionbridge Testing Services Oy executed October 28, 2011.

10.57**	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.58**	Non-competition Agreement between the Lionbridge Technologies, Inc. and Henri Broekmate dated March 24, 2004, (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2004, and incorporated herein by reference).

10.59**	Form of Restricted Stock Unit Agreement under the Lionbridge 1998 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2004, and incorporated herein by reference).

10.60**	Form of Restricted Stock Unit Award Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2006, and incorporated herein by reference).

10.61**	Rory Cowan Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.62**	Rory Cowan Performance-Based Stock Option Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.63**	Employment and Business Protection Agreement, effective as of September 17, 2007, between Donald M. Muir and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on September 11, 2007, and incorporated herein by reference).

10.64**	Amended and Restated Lionbridge Change of Control Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on November 5, 2008, and incorporated herein by reference).

10.65**	Amended and Restated Change of Control Agreement between Lionbridge and Executive Officers (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 5, 2008, and incorporated herein by reference).

Exhibit No.	Exhibit

10.66**	Amended and Restated Employment Agreement dated October 31, 2008 between Rory J. Cowan and Lionbridge Technologies, Inc. (filed as Exhibit 10.49 to the Annual Report on Form 10-K (File No. 000-26933) for the period ended December 31, 2010, and incorporated herein by reference).

10.67**	Form of Management Incentive Plan Agreement for Executive Officers (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 0000-26933) filed on February 10, 2010, and incorporated herein by reference).

10.68**	Form of Long-Term Performance-Based Award Agreement for Executive Officers (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on February 10, 2010, and incorporated herein by reference).

10.69**	Form of Long-Term Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 000-26933) filed on June 18, 2010, as amended, and incorporated herein by reference).

10.70**	Form of Management Incentive Plan Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K (Filed No. 000-26933) filed on February 1, 2011, and incorporated herein by reference).

10.71**	Form of 2011 Long-Term Performance-based Stock Incentive Award Agreement (LTIP) (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on February 1, 2011, and incorporated herein by reference).

10.72**	Amended and Restated Non-Employee Director Compensation Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on May 6, 2011, and incorporated herein by reference).

10.73**	Lionbridge Technologies, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) (filed as Exhibit 10.1 to the Registration Statement on Form S-8 (File No. 000-26933) filed on May 16, 2011, and incorporated herein by reference).

10.74**	Form of Non-Qualified Stock Option Agreement (For Officers and Employees) under the 2011 Plan (filed as Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 000-26933) filed on May 16, 2011, and incorporated herein by reference).

10.75**	Form of Non-Qualified Stock Option Agreement (For Non-Employee Directors) under the 2011 Plan (filed as Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 000-26933) filed on May 16, 2011, and incorporated herein by reference).

10.76**	Form of Restricted Stock Agreement under the 2011 Plan (filed as Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 000-26933) filed on May 16, 2011, and incorporated herein by reference).

10.77**	Form of Restricted Stock Unit Agreement under the 2011 Plan (filed as Exhibit 10.5 to the Registration Statement on Form S-8 (File No. 000-26933) filed on May 16, 2011, and incorporated herein by reference).

10.78**	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2011 Plan (filed as Exhibit 10.6 to the Registration Statement on Form S-8 (File No. 000-26933) filed on May 16, 2011, and incorporated herein by reference).

10.79**	Amended and Restated Lionbridge Technologies, Inc. 2011 Stock Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on November 2, 2011, and incorporated herein by reference).

Exhibit No.	Exhibit

10.80	Credit Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.81	Pledge Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.82	Security Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.83	Joinder Agreement dated as of October 30, 2009, by and among Lionbridge Global Sourcing Solutions, Inc., Lionbridge Technologies, Inc., HSBC Bank USA, National Association, as administrative agent for the benefit of the Lenders (filed as Exhibit 10.1 to the Current Report Form 8-K (File No. 000-26933) filed on November 5, 2009, and incorporated herein by reference).

10.84	Amendment and Joinder Agreement dated as of January 22, 2007, among Lionbridge Technologies, Inc., HSBC Bank USA, NA and the parties named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.85	Charge on Shares of Lionbridge International (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.86	Charge on Shares of Lionbridge International Finance Limited (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.87	Notes issued by Lionbridge International Finance Limited to the Lenders under the Credit Agreement (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.88	Amendment No. 3 to Credit Agreement dated as of September 30, 2010 by and among Lionbridge Technologies, Inc., Lionbridge International Finance Limited, the Foreign Guarantors, the US Guarantors, and HSBC Bank USA, N.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on October 5, 2010, and incorporated herein by reference).

14	Lionbridge Technologies, Inc. Code of Conduct (filed as Exhibit 14 to the Form 10-K (File No. 000-26933) for the period ending December 31, 2007, and incorporated herein by reference).

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*

Certification of Rory J. Cowan, the Company’s principal executive officer as required by

Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit

31.2*

Certification of Donald M. Muir, the Company’s principal financial officer as required by

Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101††	The following financial information from Lionbridge Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 14, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Furnished herewith.
††	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lionbridge Technologies, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Lionbridge Technologies, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2012

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$25,219	$28,206
Accounts receivable, net of allowances of $500 at December 31, 2011 and 2010, respectively	58,413	57,763
Unbilled receivables	20,665	17,471
Other current assets	9,120	9,585

Total current assets	113,417	113,025
Property and equipment, net	21,725	16,394
Goodwill	9,675	9,675
Other intangible assets, net	7,256	9,588
Other assets	5,674	8,294

Total assets	$157,747	$156,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,347	$18,185
Accrued compensation and benefits	15,696	17,080
Accrued outsourcing	10,907	9,506
Accrued restructuring	1,308	5,036
Other accrued expenses	8,105	10,587
Income taxes payable	1,482	763
Deferred revenue	11,057	11,073

Total current liabilities	67,902	72,230

Long-term debt, less current portion	24,700	24,700
Deferred income taxes, long-term	641	730
Other long-term liabilities	13,212	14,142
Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 61,903,518 and 60,084,269 shares issued and outstanding at December 31, 2011 and 2010, respectively	619	601
Additional paid-in capital	267,388	262,540
Accumulated deficit	(234,976)	(236,704)
Accumulated other comprehensive income	18,261	18,737

Total stockholders’ equity	51,292	45,174

Total liabilities and stockholders’ equity	$157,747	$156,976

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2011	2010	2009
Revenue	$427,856	$405,238	$389,250
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	296,221	275,474	264,038
Sales and marketing	33,563	31,218	28,777
General and administrative	75,047	74,087	74,056
Research and development	5,765	3,880	4,026
Depreciation and amortization	5,956	4,901	4,619
Amortization of acquisition-related intangible assets	2,332	4,892	5,520
Restructuring and other charges	3,369	7,762	6,842

Total operating expenses	422,253	402,214	387,878

Income from operations	5,603	3,024	1,372
Interest expense:
Interest on outstanding debt	722	939	1,777
Amortization of deferred financing costs	100	311	177
Interest income	71	87	122
Other expense, net	3,195	1,749	3,732

Income (loss) before income taxes	1,657	112	(4,192)
Provision for (benefit from) income taxes	(71)	1,402	(184)

Net income (loss)	$1,728	$(1,290)	$(4,008)

Net income (loss) per share of common stock:
Basic	$0.03	$(0.02)	$(0.07)
Diluted	$0.03	$(0.02)	$(0.07)
Weighted average number of shares outstanding:
Basic	57,859	56,690	56,036
Diluted	59,478	56,690	56,036

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Par Value
Balance at January 1, 2009	57,214,003	$572	$255,126	$(231,406)	$15,378	$39,670
Issuance of restricted stock	1,353,882	14	(14)			—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(163,366)	(2)	(269)			(271)
Common stock issued for option exercises	3,000		5			5
Stock-based compensation (net of unvested restricted stock forfeitures)	(215,125)	(2)	3,601			3,599
Comprehensive loss:
Net loss				(4,008)		(4,008)	$(4,008)
Other comprehensive income:
Unrealized loss on cash flow hedge					391	391	391
Impact to revalue unfunded projected benefit obligation					168	168	168
Translation adjustment					1,475	1,475	1,475

Comprehensive loss							$(1,974)

Balance at December 31, 2009	58,192,394	$582	$258,449	$(235,414)	$17,412	$41,029
Issuance of restricted stock	2,171,036	21	(21)			—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(158,517)	(2)	(613)			(615)
Common stock issued for option exercises	521,418	5	1,521			1,526
Stock-based compensation (net of unvested restricted stock forfeitures)	(419,751)	(3)	4,043			4,040
Shares repurchased	(222,311)	(2)	(839)			(841)
Comprehensive loss:
Net loss				(1,290)		(1,290)	$(1,290)
Other comprehensive income:
Impact to revalue unfunded projected benefit obligation					110	110	110
Translation adjustment					1,215	1,215	1,215

Comprehensive gain							$35

Balance at December 31, 2010	60,084,269	$601	$262,540	$(236,704)	$18,737	$45,174
Issuance of restricted stock	2,003,039	20	(20)			—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(210,353)	(2)	(751)			(753)
Common stock issued for option exercises	336,480	3	530			533
Stock-based compensation (net of unvested restricted stock forfeitures)	(178,063)	(2)	5,515			5,513
Shares repurchased	(131,854)	(1)	(426)			(427)
Comprehensive income:
Net income				1,728		1,728	$1,728
Other comprehensive income:
Impact to revalue unfunded projected benefit obligation					25	25	25
Translation adjustment					(501)	(501)	(501)

Comprehensive gain							$1,252

Balance at December 31, 2011	61,903,518	$619	$267,388	$(234,976)	$18,261	$51,292

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,728	$(1,290)	$(4,008)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	2,332	4,892	5,520
Stock-based compensation	5,515	4,040	3,599
Non-cash restructuring and other charges	—	270	—
Amortization of deferred financing costs	100	311	177
Depreciation and amortization	5,956	4,901	4,619
Provision for doubtful accounts	200	81	(144)
Gain on disposal of fixed assets	(24)	(14)	(5)
Deferred income taxes	303	(753)	(2,435)
Net realized and unrealized foreign currency gains (losses) on forward contracts	607	(814)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,049)	(3,642)	12,686
Unbilled receivables	(3,222)	(528)	1,003
Other current assets	358	(1,173)	1,618
Other assets	2,560	(1,188)	174
Accounts payable	924	(879)	1,534
Accrued compensation and benefits	(2,965)	447	(4,216)
Accrued outsourcing	1,539	214	94
Accrued restructuring	(3,735)	3,240	(25)
Income taxes payable	746	(688)	(2,024)
Other accrued expenses	(2,018)	801	4,119
Deferred revenue	(21)	(244)	922

Net cash provided by operating activities	9,834	7,984	23,208

Cash flows from investing activities:
Purchases of property and equipment	(12,433)	(8,787)	(3,068)
Proceeds from sale of property and equipment	—	6	2
Net proceeds from (payments of) forward contract hedges	(607)	814	—

Net cash used in investing activities	(13,040)	(7,967)	(3,066)

Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	23,500	—	3,500
Payments of borrowings on revolving line of credit	(23,500)	—	(3,500)
Payments of long-term debt	—	—	(31,000)
Proceeds from issuance of common stock under option and employee stock purchase plans	104	701	5
Payments of capital lease obligations	(14)	(11)	(130)

Net cash provided by (used in) financing activities	90	690	(31,125)

Net increase (decrease) in cash and cash equivalents	(3,116)	707	(10,983)
Effects of exchange rate changes on cash and cash equivalents	129	67	437
Cash and cash equivalents at beginning of year	28,206	27,432	37,978

Cash and cash equivalents at end of year	$25,219	$28,206	$27,432

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

Nature of the Business

Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”) provides a suite of content, development and testing solutions to businesses, particularly in the technology, mobile and telecommunications, internet and media, life sciences, government, manufacturing, automotive, retail, aerospace, education and financial services industries. Lionbridge is a leading provider of language, content and testing solutions that enable clients to optimize, release, manage and maintain their technology applications and content globally Lionbridge’s solutions include product and content globalization; interpretation services; application development and maintenance; software and hardware testing; product certification and competitive analysis. Lionbridge has three operating segments: Global Language and Content (“GLC”), Global Development and Testing (“GDT”) and Interpretation. As part of its GLC solutions, Lionbridge also develops and authors technical documentation. Lionbridge GLC solutions utilize the Company’s cloud-based technology platform and global service delivery model which make the translation, localization and authoring process more efficient for Lionbridge clients. Through its GDT solutions, Lionbridge optimizes, tests and maintains IT applications to ensure the quality, interoperability, usability relevance and performance of clients’ software, consumer technology products, web sites and content. Lionbridge’s testing services, which are offered under the VeriTest brand, also include product certification and competitive analysis. Lionbridge has substantial domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model. Lionbridge provides interpretation services for government, business and healthcare organizations that require experienced linguists to facilitate communication. Lionbridge has its head office in the United States, with operations in Europe, Asia, India, North America, and Latin America.

Lionbridge anticipates that its present cash and cash equivalents position and available financing under its Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future. Should the Company require additional funding, the Company’s access to capital markets as a means of funding any anticipated cash needs may be limited due to global economic market conditions. Moreover, the Company may not be able to access additional debt financing on the same or substantially similar terms as those in the Credit Agreement due to volatility and instability in worldwide credit markets. Management is committed to pursuing alternative financing arrangements or reducing expenditures as necessary to meet the Company’s cash requirements through 2012 if necessary.

Out of Period Adjustments

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has evaluated these errors and does not believe the amounts are material to any periods impacted and the correction of these errors is not material to the condensed consolidated financial statements for the year ended December 31, 2011 or any interim periods within the 2011 year.

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

Revenue Recognition

Lionbridge recognizes revenue as services are performed and amounts are earned in accordance with ASC 605-20, “Services” (“ASC 605-20”). Lionbridge considers amounts to be earned when (1) persuasive evidence of an arrangement has been obtained; (2) services are delivered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees.

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

Lionbridge’s GLC segment includes Translation Workspace, the Company’s hosted proprietary, internet-architected translation memory application that simplifies translation management. This SaaS-based application is available to translators on a subscription basis. SaaS-based revenue is billed in advance and generally recognized over the subscription period. Incremental overage fees are recognized in the period incurred.

Lionbridge occasionally provides integrated full-service offerings throughout a client’s product and content lifecycle, including GLC and GDT services. Such multiple-element service offerings are governed by ASC 605-25, “Multiple-Element Arrangements” (“ASC 605-25”). For these arrangements where the GLC and GDT services have independent value to the customer, and there is evidence of selling price for each service, the combined service arrangement is bifurcated into separate units for accounting treatment. In instances where it is not possible to bifurcate a project, direct and incremental costs attributable to each component are deferred and recognized together with the service revenue upon delivery. The determination of selling price requires the use of significant judgment. Lionbridge determines the selling price of service revenues based upon its recent pricing for those services when sold separately and/or prevailing market rates for similar services. Upon adoption of ASU 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements”, there has been no material change to the determination of units of accounting or timing of revenue recognition.

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

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were approximately $376,000, $92,000 and $129,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Foreign Currency Translation

The functional currency for each of Lionbridge’s foreign operations is predominantly the local currency of the country in which those operations are based. Revenues and expenses of foreign operations are translated into U.S. Dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. Dollars at year-end rates of exchange. The Company has reflected a resulting translation loss of $502,000 for the year ended December 31, 2011, and translation gains of $1.2 million and $1.5 million for the years ended December 31, 2010 and 2009, respectively, in accumulated other comprehensive income, which is a component of stockholders’ equity. These unrealized gains and losses are primarily attributable to the fluctuation

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in value between the U.S. Dollar and the Euro. For the purpose of disclosure of comprehensive income (loss), Lionbridge does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as Lionbridge intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Realized and unrealized foreign currency transaction gains or losses, arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies, are included in other expense, net in the consolidated statements of operations and resulted in losses of $1.7 million, $1.8 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Financial Instruments

Lionbridge enters into foreign currency forward contracts with commercial banks to hedge exposure to foreign currency assets and liabilities recorded on its balance sheet and utilizes interest rate swaps to manage interest rate risk. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings. The Company had no foreign exchange forward contracts outstanding at December 31, 2011.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost of property and equipment is depreciated over the estimated useful lives of the assets using the straight-line method, based upon the following asset lives:

Computer software and equipment	1 to 7 years
Building and building improvements	5 to 40 years
Furniture and office equipment	3 to 10 years
Leasehold improvements	Shorter of lease term or useful life of asset

Goodwill and Other Intangible Assets

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2011 and 2010, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for either year.

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset grouping are less than its carrying value. If it is determined that the asset group is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of acquired customer relationships (recorded with the acquisition of Bowne Global Solutions (“BGS”) in September 2005) include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates are used when accounting for the collectability of receivables, calculating revenue based on the proportional delivery of services, and valuing intangible assets, deferred tax assets, net assets of businesses acquired and accrued liabilities associated with compensation. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded.

Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net income (loss), the net change in the funded status of defined benefit postretirement plans, unrealized gains (losses) on a cash flow hedge and the net change in foreign currency translation adjustment.

Concentrations of Credit Risk and Significant Customers

Financial instruments which potentially subject Lionbridge to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equivalents with several investment grade financial institutions. Investments consist of time deposits with maturities less than 30 days. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. Hewlett Packard accounted for approximately 10% of consolidated accounts receivable at December 31, 2011. No other client individually accounted for more than 10% of consolidated accounts receivable at December 31, 2011 or 2010. Lionbridge generally does not require collateral or other security against trade receivable balances; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

Fair Value of Financial Instruments

Financial instruments are carried in the consolidated financial statements at amounts that approximate fair values at December 31, 2011 and 2010. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. The Company recognizes all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC 815, “Derivatives and Hedging—Net Settlement”. The Company records changes in the fair value of derivative instruments in earnings unless deferred hedge accounting criteria is met. For derivative instruments designated as fair value hedges, the Company records the changes in fair value of both the derivative instrument and the hedged item in earnings.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), authoritative guidance which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, “Compensation—Retirement Benefits—Multiemployer Plans” (“ASU 2011-09”) which pertains to an employer’s participation in multiemployer benefit plans, amending ASC Subtopic 715-80, “Disclosures about an Employer’s Participation in a Multiemployer Plan”. The amendment enhances the disclosures about significant multiemployer plans in which an employer participates, the level of the employer’s participation, the financial health of the plans and the nature of the employer’s commitments to the plans. The new disclosure requirements are required for fiscal years ending after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”), authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU 2011-12”), which defers the reclassifications from other comprehensive income to net income be presented on the face of the financial statements mandated by ASU 2001-05.Although the Company will need to modify the presentation of certain information to comply with the requirements of this guidance, the Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other” “(ASU 2010-28”)”, an amendment to goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments were first effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements since it did not have any reporting units with zero or negative carrying amounts.

In January 2010, the FASB issued ASU 2010-06, “Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), that amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy. These disclosures and clarification were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements. These additional disclosures were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the further provisions of ASU 2010-06 on January 1, 2011 which did not have a material impact on its consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3.	Property and Equipment:

Property and equipment consisted of the following at December 31:

	2011	2010
Computer software and equipment	$34,579,000	$29,737,000
Land, buildings and building improvements	980,000	980,000
Furniture and office equipment	5,213,000	5,221,000
Leasehold improvements	10,417,000	6,596,000

	51,189,000	42,534,000
Less: Accumulated depreciation and amortization	(29,464,000)	(26,140,000)

	$21,725,000	$16,394,000

Depreciation and amortization expense was $6.0 million, $4.9 million and $4.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

4.	Goodwill and Other Intangible Assets:

Changes in the carrying amount of goodwill on a total consolidated basis and by reportable segment for the years ended December 31, 2011 and 2010 consisted of the following:

	GLC	GDT	Total
Balance at December 31 ,2009, gross	$120,587,000	$9,675,000	$130,262,000
Accumulated goodwill impairment	(120,587,000)	—	(120,587,000)

Balance at December 31, 2010, net	$—	$9,675,000	$9,675,000
Balance at December 31, 2010, gross	$120,587,000	$9,675,000	$130,262,000
Accumulated goodwill impairment	(120,587,000)	—	(120,587,000)

Balance at December 31, 2011, net	$—	$9,675,000	$9,675,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in “Other intangible assets, net” in the Company’s consolidated balance sheet are other intangible assets that are subject to amortization. The following table summarizes other intangible assets as of December 31, 2011 and 2010, respectively:

	2011			2010
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$(24,744,000)	$7,256,000	$32,000,000	$(22,412,000)	$9,588,000
BGS acquired customer contracts	14,000,000	(14,000,000)	—	14,000,000	(14,000,000)	—
BGS acquired technology	2,317,000	(2,317,000)	—	2,317,000	(2,317,000)	—

	$48,317,000	$(41,061,000)	$7,256,000	$48,317,000	$(38,729,000)	$9,588,000

Estimated annual amortization expense related to these intangible assets is as follows:

Year ending December 31,
2012	$1,921,000
2013	1,583,000
2014	1,304,000
2015	1,075,000
2016	885,000
Thereafter	488,000

$7,256,000

Impairment

Lionbridge has three reporting units: (1) GLC, (2) GDT, and (3) Interpretation. As of December 31, 2011 and 2010, no goodwill was assigned to our GLC and Interpretation reporting units. The Company performs an annual impairment test of its goodwill as required under the provisions of ASC 350 on December 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. ASC 350 requires that the impairment test be performed through the application of a two-step process. The first step compares the carrying value of the Company’s reporting units to their estimated fair values as of the test date. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any. As of December 31, 2011 and 2010, the Company performed its annual impairment test for goodwill at the reporting unit level and, after conducting the first step, determined that it was not necessary to conduct the second step as it concluded that the fair value of its reporting units substantially exceeded their carrying value. Accordingly, as of December 31, 2011 and 2010, the Company determined no adjustment to goodwill was necessary. For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group.

5.	Debt:

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit agreement dated as of December 31, 2006, as the amended to date (the “Credit Agreement”), which was scheduled to expire in December 2011. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.75% – 2.50%, depending on certain conditions. At December 31, 2011, $24.7 million was outstanding with an interest rate of 2.5%. The fair value of debt approximates its current value of $24.7 million as of December 31, 2011. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of December 31, 2011. During 2011, the Company borrowed and paid back $23.5 million against its revolving line of credit.

6.	Commitments and Contingencies:

Operating Lease Commitments

The Company leases certain equipment and office space under noncancelable agreements which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases (excluding recognition of sublease income) at December 31, 2011 were as follows:

Year ending December 31,
2012	$14,004,000
2013	11,934,000
2014	6,102,000
2015	5,279,000
2016	3,194,000
Thereafter	13,262,000

$53,775,000

Lionbridge recorded total rental expense of $14.1 million, $14.5 million and $15.6 million in 2011, 2010 and 2009, respectively.

Guarantor Arrangements

When as part of an acquisition the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. In September 2005, the Company acquired all of the stock of Bowne Global Solutions (“BGS”). Since those dates, the Company has not received any claims for events that occurred prior to such acquisition. The Company believes that there are no such liabilities outside the ordinary course of business related to the acquisition of BGS. Accordingly, the Company has no liabilities recorded for these guarantees as of December 31, 2011. Moreover, pursuant to the terms of the acquisition agreement with BGS, BGS is obligated to indemnify the Company for tax liabilities incurred prior to the September 1, 2005 acquisition date. This indemnification obligation continues in perpetuity with respect to tax liabilities arising prior to the acquisition date.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based upon Lionbridge’s historical experience, contractual limitations of liability applicable to such indemnities, and information known as of December 31, 2011, the Company believes its liability on the above guarantees and indemnities at December 31, 2011 is immaterial.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement. Five of those appeals were dismissed with prejudice on October 6, 2010. On May 17, 2011, the Court of Appeals dismissed four of the remaining appeals. On January 10, 2012, the last remaining appeal was dismissed with prejudice, as a result of which the settlement became final, by its terms. The Company’s financial contribution to the settlement is fully covered by insurance.

7.	Stockholders’ Equity and Stock-Based Compensation:

Stock Repurchase

In 2011, the Company repurchased 210,353 shares of the Company’s common stock from employees to cover the cost and tax withholding obligation for options exercised.

Stock Option Plans

On May 3, 2011, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2011 Stock Incentive Plan (the “2011 Plan”), which had been previously adopted by the Lionbridge Board of Directors on January 27, 2011 and replaces the Lionbridge 2005 Stock Incentive Plan (the “2005 Plan”). The 2011 Plan provides for the issuance of 4,500,000 shares of common stock to officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries in the form of stock options, shares of restricted stock, restricted stock units and other forms of equity. Options to purchase common stock under the 2011 Plan are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally,

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock options granted under the 2011 Plan vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2011 Plan. Under the terms of the 2011 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options granted under the 2011 Plan are amortized using a straight-line basis over the option vesting period. At December 31, 2011, there were 4,264,924 shares available for future grant under the 2011 Plan.

Lionbridge’s 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the 2005 Plan is 8,500,000 shares and the 2005 Plan expired on May 3, 2011. There are no options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period.

Lionbridge’s 1998 Stock Option Plan (the “1998 Plan”) provided for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the Plan is 11,722,032 shares and the 1998 Plan expired on January 26, 2008. There are no future options available for future grant under the 1998 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire ten years (five years in certain cases) from the date of grant under the 1998 Plan. Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum, the par value per share of Lionbridge’s common stock.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2011:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2010	4,456,723	$5.02
Granted	424,500	$3.72
Exercised	(336,480)	$1.58		$512
Canceled (forfeited and expired)	(773,610)	$6.66

Outstanding as of December 31, 2011	3,771,133	$4.85	2.6	$1,267

Vested or expected to vest as of December 31, 2011	2,509,258	$5.40	1.6	$667

Exercisable as of December 31, 2011	2,811,249	$5.07	1.9	$1,003

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $2.29 as of December 31, 2011, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of options outstanding representing aggregate intrinsic value as of December 31, 2011 was 710,257. The total number of options exercisable representing aggregate intrinsic value as of December 31, 2011 was 603,818.

The weighted average grant date fair value of options, as determined under ASC 718 granted during the years ended December 31, 2011, 2010 and 2009 was $2.19, $1.83 and $0.90 per share respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $512,000, $403,000 and $3,000, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2011, 2010 and 2009 was approximately $104,000, $701,000 and $5,000, respectively. The total fair value of shares vested during the year ended December 31, 2011, 2010 and 2009 was $1.6 million, $2.0 million and $1.9 million, respectively. Total compensation expense related to stock options was $718,000, $905,000 and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $945,000 and will be recognized over an estimated weighted average period of approximately 2.5 years.

The Company settles employee stock option exercises with newly issued shares of common stock.

Valuation Assumptions for Stock Options

For the years ended December 31, 2011, 2010 and 2009, 424,500, 470,500 and 314,125 stock options were granted, respectively. The fair value of each option (excluding market-based awards discussed below) was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.89 to 2.11%	1.27 to 2.55%	1.71 to 2.13%
Expected volatility	78.8 to 81.7%	74.9 to 79.4%	68.9 to 76.2%
Expected life (years)	4.0 to 4.1	4.1	3.9 to 4.2
Dividend yield	0%	0%	0%

The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Restricted Stock Awards

Lionbridge issued 2,134,826 and 2,065,511 shares of restricted common stock and restricted stock units with a fair market value of $7.9 million and $6.3 million in 2011 and 2010, respectively. Of the total 2,134,826 shares of restricted common stock and restricted stock units issued in 2011, 1,738,750 have restrictions on disposition which lapse over four years from the date of grant, 56,076 have restrictions on disposition which lapse over thirteen months from the date of grant, and 340,000 restricted shares were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance based stock incentive

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards under the Corporation’s 2005 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Total compensation expense related to all restricted stock awards was $4.8 million, $3.1 million and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2011, 2010 and 2009 was $3.72, $3.05 and $1.69 per share respectively. The total fair value of restricted stock awards vested during the year ended December 31, 2011, 2010 and 2009 was $3.0 million, $2.7 million and $1.5 million, respectively.

The following table summarizes non-vested restricted stock awards activity for the year ended December 31, 2011:

	Non-vested Number of Restricted Share Awards	Grant Date Fair Value
Non-vested balance at December 31, 2010	3,289,539	$2.22
Granted at fair market value	2,134,826	$3.72
Vested	(831,602)	$3.56
Forfeited	(243,938)	$3.11

Non-vested balance at December 31, 2011	4,348,825	$3.44

Lionbridge currently expects to amortize $7.2 million of unamortized compensation in connection with restricted stock awards outstanding as of December 31, 2011 over an estimated weighted average period of approximately 2.4 years.

8.	Income Taxes:

The components of the provision (benefit) for income taxes are as follows for the years ended December 31:

	2011	2010	2009
Current:
Federal	$85,000	$160,000	$(8,000)
State	276,000	304,000	255,000
Foreign	(735,000)	1,691,000	2,004,000

Total current provision (benefit)	$(374,000)	$2,155,000	$2,251,000

Deferred:
Foreign	$303,000	$(753,000)	$(2,435,000)
Domestic	—	—	—

Total deferred provision (benefit)	$303,000	$(753,000)	$(2,435,000)

Total provision (benefit) for income taxes	$(71,000)	$1,402,000	$(184,000)

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the income (loss) before income taxes were as follows for the years ended December 31:

	2011	2010	2009
United States	$(2,324,000)	$342,000	$(2,369,000)
Foreign	3,981,000	(230,000)	(1,823,000)

Income (loss) before income taxes	$1,657,000	$112,000	$(4,192,000)

The differences between the income tax provision and income taxes computed using the applicable U.S. federal statutory tax rate are as follows for the years ended December 31:

	2011	2010	2009
Statutory tax	$563,000	$38,000	$(1,425,000)
State income taxes	628,000	553,000	365,000
Foreign rate differential	(2,090,000)	(720,000)	(453,000)
Foreign taxes	90,000	74,000	423,000
Valuation allowance	(1,286,000)	(1,041,000)	1,178,000
Stock-based compensation	(4,000)	(74,000)	189,000
Permanent differences	3,345,000	2,660,000	(687,000)
Changes in reserves for uncertain tax positions	(1,883,000)	478,000	301,000
Other	566,000	(566,000)	(75,000)

Effective tax	$(71,000)	$1,402,000	$(184,000)

The consolidated deferred tax assets (liabilities) of the Company were as follows at December 31:

	2011	2010
U.S. net operating loss carryforwards	$35,462,000	$41,990,000
Foreign net operating loss carryforwards	47,656,000	46,150,000
Amortization and depreciation of long-lived assets	309,000	758,000
Goodwill amortization	5,707,000	6,749,000
Reserves and accruals	1,899,000	2,032,000
Tax credits carryforwards	2,057,000	2,486,000
Stock-based compensation	7,005,000	5,971,000
Deferred revenue	217,000	365,000
Unrealized foreign exchange loss	2,710,000	2,574,000
Other	588,000	405,000
Valuation allowance	(102,455,000)	(107,957,000)

Net deferred tax asset (liability)	$1,155,000	$1,523,000

The net deferred tax assets at December 31, 2011 and December 31, 2010 both relate primarily to net operating loss and tax credit carryforwards in foreign jurisdictions.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lionbridge’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered Lionbridge’s history of losses and concluded that, with the exception of certain foreign tax jurisdictions, it is more-likely-than-not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been maintained against those tax assets resulting in a net decrease to the valuation allowance of $5.5 million in 2011. Management has determined that the likelihood of realizing the deferred tax assets of certain tax jurisdictions is more-likely-than-not and, accordingly, has recorded a net deferred tax asset of $1.2 million as of December 31, 2011. Management reevaluates the positive and negative evidence periodically.

At December 31, 2011, Lionbridge had net operating loss carryforwards for U.S. federal income tax purposes of $89 million that may be used to offset future taxable income, which begin to expire in 2020. Of this amount, $16.2 million relates to deductions from the exercise of stock options of which approximately $8.7 million is tracked separately and not included in the Company’s deferred tax asset (in accordance with ASC 718). The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. The Company has federal research and development tax credits which may be used to offset future income tax of $148,000, which begin to expire in 2019. The Company has federal foreign tax credits which may be used to offset future income tax of $312,000, which begin to expire in 2012. Additionally, Lionbridge has non-U.S. net operating loss carryforwards of $174 million which begin to expire in 2012.

At December 31, 2011, unrepatriated earnings of non-U.S. subsidiaries totaled $53.6 million. No provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits. Determination of the potential deferred income tax liability on these unrepatriated earnings if not practicable.

Lionbridge’s Indian subsidiary had its tax holiday expire on its March 31, 2011 tax year end. Now that the tax holiday has ended, the taxable profit is taxed at the full statutory rate, currently at 32.45%. At March 31, 2011, Lionbridge India has an Indian Minimum Alternative Tax (“MAT”) credit carryforward of $1.2 million, which is available to certain future Indian income tax liabilities, and which expires at various dates through 2018. This tax holding resulted in estimated income tax savings of $290,000, $974,000, and $1.5 million for the Indian subsidiary for December 31, 2011, 2010, and 2009, respectively.

Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

In connection with the acquisition of BGS, Bowne agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. As of December 31, 2011, the unrecognized tax benefits related to the acquisition of BGS and subject to indemnification were none.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Total	Lionbridge	Indemnification
Balance at January 1, 2009	$5,612,000	$2,859,000	$2,753,000
Additions based on tax positions related to the current year	829,000	829,000	—
Additions for tax positions of prior years	1,042,000	1,042,000	—
Reductions for tax positions of prior years	(205,000)	(205,000)	—
Settlements	(932,000)	—	(932,000)
Reductions due to lapse of applicable statute of limitations	(461,000)	(300,000)	(161,000)

Balance at December 31, 2009	$5,885,000	$4,225,000	$1,660,000
Additions based on tax positions related to the current year	466,000	466,000	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(25,000)	(25,000)	—
Settlements	—	—	—
Reductions due to lapse of applicable statute of limitations	(369,000)	(197,000)	(172,000)

Balance at December 31, 2010	$5,957,000	$4,469,000	$1,488,000
Additions based on tax positions related to the current year	391,000	391,000	—
Reductions for tax positions of prior years	—	—	—
Settlements	(1,424,000)	—	(1,424,000)
Reductions due to lapse of applicable statute of limitations	(431,000)	(367,000)	(64,000)

Balance at December 31, 2011	$4,493,000	$4,493,000	$—

As of December 31, 2011 and 2010, the total amount of unrecognized tax benefits was $4.5 million and $6.0 million, respectively, which, if recognized, would favorably affect the effective income tax rate in future periods. Lionbridge accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. The total amount of accrued interest and penalties related to the Company’s unrecognized tax benefits was $1.7 million and $2.2 million as of December 31, 2011 and 2010, respectively. The Company believes that it is reasonably possible that approximately $628,000 of its unrecognized tax positions, consisting of several items in various jurisdictions, may be recognized by the end of 2012 as a result of a lapse of the statute of limitations. The Company or one of its subsidiaries files income tax returns in the U.S. and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for years 2008 through present. The tax years which remain subject to examination by tax authorities in foreign jurisdictions, as of December 31, 2011 include years 2003 through present. Examinations are currently underway in certain jurisdictions, including Canada, Finland, Germany, India, and Poland as of December 31, 2011.

9.	Restructuring Charges:

Lionbridge recorded $3.4 million of restructuring charges in the year ended December 31, 2011. The $3.4 million included $2.8 million for workforce reductions in Europe, the Americas and Asia consisting of 53 technical staff, 7 administrative staff and 1 sales staff, $178,000 recorded for vacated facilities and associated site closure costs, $345,000 of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. Of these charges, $3.4 million related to the Company’s Global Language and Content (“GLC”) segment and $9,000 related to the Interpretation segment. The Company made $7.1 million of cash payments related to restructuring in 2011, $7.1 million, $8,000 and $9,000 related to the GLC, GDT and Interpretation segments, respectively.

Lionbridge recorded $7.8 million of restructuring charges in the year ended December 31, 2010. The $7.8 million included $5.7 million for workforce reductions in Europe, the Americas and Asia consisting of 70 technical staff, 8 administrative staff and 6 sales staff, $1.2 million recorded for vacated facilities and associated site closure costs, $673,000 of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions and $270,000 for the accelerated amortization of long-lived assets in connection with vacated facilities, recorded pursuant to the guidance of ASC 420 and ASC 712, and related literature. Of these charges, $7.7 million related to the Company’s GLC segment and $133,000 related to the GDT segment. Of the $4.0 million of cash payments related to restructuring in 2010, $3.9 million and $89,000 related to the GLC and GDT segments, respectively.

Lionbridge recorded $6.8 million of restructuring charges in the year ended December 31, 2009. The $6.8 million included $4.4 million for workforce reductions in Europe, the Americas and Asia consisting of 179 technical staff, 25 administrative staff and 18 sales staff, and $2.4 million recorded for vacated facilities, recorded pursuant to the guidance of ASC 420 and ASC 712, and related literature. Of the $2.4 million recorded for vacated facilities, $1.5 million was a revision of estimated liability recorded on a certain vacated facility. Of these charges, $6.5 million related to the Company’s GLC segment, $260,000 related to the GDT segment, $32,000 related to Corporate and Other and $20,000 related to the Interpretation segment. Of the $4.5 million of cash payments related to restructuring in 2009, $4.1 million, $292,000, $32,000 and $20,000 related to the GLC, GDT, Corporate and Other and Interpretation segments, respectively.

The following table summarizes the merger and restructuring reserve activity (excluding the $270,000 long-lived asset accelerated amortization in 2010) for the years ended December 31, 2011, 2010 and 2009, respectively:

	2011	2010	2009
Beginning balance, January 1	$6,607,000	$3,261,000	$933,000
Employee severance:
Restructuring charges recorded	2,834,000	5,721,000	4,410,000
Cash payments related to liabilities recorded on exit or disposal activities	(6,395,000)	(2,977,000)	(3,436,000)

	(3,561,000)	2,744,000	974,000

Vacated facility/lease termination:
Restructuring charges recorded	178,000	1,001,000	879,000
Revisions of estimated liabilities	345,000	673,000	1,492,000
Cash payments related to liabilities assumed and recorded on business combinations	—	(57,000)	(220,000)
Cash payments related to liabilities recorded on exit or disposal activities	(702,000)	(1,015,000)	(797,000)

	(179,000)	602,000	1,354,000

Ending balance, December 31	$2,867,000	$6,607,000	$3,261,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011, the consolidated balance sheet includes accruals totaling $2.9 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.3 million of this will be fully utilized in 2012. The remaining $1.6 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge does not have any financial assets and liabilities as of December 31, 2011 or 2010 designated as Level 1.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities have historically been an interest rate swap and foreign exchange forward contracts whose fair value were determined using pricing models predicated upon observable market spot and forward rates. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings as other (income) expense. The Company did not have any foreign exchange forward contracts outstanding at either December 31, 2011 or 2010. Lionbridge does not have any financial assets and liabilities as of December 31, 2011 or 2010 designated as Level 2.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge does not have any financial assets and liabilities as of December 31, 2011 or 2010 designated as Level 3.

11.	Employee Benefit Plans:

Lionbridge maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees may participate in the 401(k) plan subject to certain eligibility requirements. Under the 401(k) plan, a participant may contribute a maximum of 50% of his or her pre-tax salary, commissions and bonuses through payroll deductions (up to the statutorily prescribed annual limit, or $17,000 in 2011) to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the Board of Directors, Lionbridge may make discretionary profit-sharing contributions into the 401(k) plan for all eligible employees. For the years ended December 31, 2011, 2010 and 2009, discretionary contributions totaled $938,000, $807,000, and $345,000, respectively. In addition, as of December 31, 2011, the Company maintained defined benefit pension plans for employees in The Netherlands, China and Norway, a defined contribution plan for employees in France, Ireland, the United Kingdom, Canada, Slovakia, Poland, Belgium, Denmark, Finland, Sweden and India, and benefit retirement plans in Japan and Korea resulting in contributions charged to operations of $3.8 million, $4.2 million and $5.0 million in 2011, 2010 and 2009, respectively. In total, Lionbridge’s consolidated results of operations include employee benefit contribution charges of $4.7 million, $5.0 million and $5.3 million for the years ended December 31, 2011, 2010 and 2009.

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

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents information about the reported net income (loss) of the Company for the years ended December 31, 2011, 2010 and 2009. The Company has reclassified prior year data due to the changes made in its reportable segments. Asset information, other than goodwill, by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
2011
External revenue	$295,337,000	$109,536,000	$22,983,000	$—	$427,856,000
Cost of revenue (exclusive of depreciation and amortization)	199,857,000	76,601,000	19,763,000	—	296,221,000
Depreciation and amortization	4,074,000	1,238,000	90,000	2,886,000	8,288,000
Other operating expenses	73,925,000	14,605,000	2,105,000	—	90,635,000

Segment contribution	17,481,000	17,092,000	1,025,000	(2,886,000)	32,712,000
Interest expense and other unallocated items	—	—	—	(31,055,000)	(31,055,000)

Income (loss) before income taxes	17,481,000	17,092,000	1,025,000	(33,941,000)	1,657,000
Benefit from income taxes	—	—	—	71,000	71,000

Net income (loss)	17,481,000	17,092,000	1,025,000	(33,870,000)	1,728,000

2010
External revenue	$289,588,000	$95,929,000	$19,721,000	$—	$405,238,000
Cost of revenue (exclusive of depreciation and amortization)	193,848,000	64,620,000	17,006,000	—	275,474,000
Depreciation and amortization	3,445,000	864,000	130,000	5,354,000	9,793,000
Other operating expenses	72,511,000	12,336,000	2,326,000	—	87,173,000

Segment contribution	19,784,000	18,109,000	259,000	(5,354,000)	32,798,000
Interest expense and other unallocated items	—	—	—	(32,686,000)	(32,686,000)

Income (loss) before income taxes	19,784,000	18,109,000	259,000	(38,040,000)	112,000
Provision for income taxes	—	—	—	(1,402,000)	(1,402,000)

Net income (loss)	19,784,000	18,109,000	259,000	(39,442,000)	(1,290,000)

2009
External revenue	$281,734,000	$84,203,000	$23,313,000	$—	$389,250,000
Cost of revenue (exclusive of depreciation and amortization)	190,719,000	54,688,000	18,631,000	—	264,038,000
Depreciation and amortization	2,993,000	993,000	143,000	6,010,000	10,139,000
Other operating expenses	70,863,000	12,013,000	2,532,000	—	85,408,000

Segment contribution	17,159,000	16,509,000	2,007,000	(6,010,000)	29,665,000
Interest expense and other unallocated items	—	—	—	(33,857,000)	(33,857,000)

Income (loss) before income taxes	17,159,000	16,509,000	2,007,000	(39,867,000)	(4,192,000)
Benefit from income taxes	—	—	—	184,000	184,000

Net income (loss)	17,159,000	16,509,000	2,007,000	(39,683,000)	(4,008,000)

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2011, 2010 and 2009, Microsoft accounted for 17%, 20% and 21% of total revenue, respectively. In 2011 and 2010, Google accounted for 12% and 11% of total revenue, respectively. No other client accounted for greater than 10% of total revenue in 2011, 2010 or 2009. Revenue from Microsoft and Google is included in the revenue of both the GLC and GDT segments.

A summary of Lionbridge’s revenue and long-lived assets by geographical region is as follows:

	Year Ended December 31,
	2011	2010	2009
Revenue:
United States	$189,273,000	$165,437,000	$142,420,000
Ireland	66,963,000	60,074,000	58,683,000
India	33,015,000	35,165,000	36,966,000
Finland	25,060,000	20,610,000	24,202,000
Spain	22,949,000	23,916,000	28,255,000
Japan	21,875,000	23,936,000	26,568,000
Poland	21,131,000	19,104,000	15,036,000
Germany	17,948,000	19,533,000	18,907,000
China	16,318,000	18,043,000	16,585,000
United Kingdom	15,117,000	13,315,000	13,186,000
Canada	10,200,000	11,198,000	11,457,000
The Netherlands	9,976,000	8,899,000	5,901,000
Sweden	7,421,000	7,640,000	8,097,000
Korea	7,373,000	7,230,000	5,991,000
Slovakia	5,857,000	5,793,000	5,968,000
Belgium	5,524,000	5,248,000	5,638,000
Denmark	5,237,000	4,998,000	5,301,000
Italy	5,082,000	4,923,000	5,496,000
Singapore	4,914,000	5,230,000	4,680,000
France	4,373,000	10,478,000	11,952,000
Other	11,521,000	10,405,000	11,754,000
Eliminations	(79,271,000)	(75,937,000)	(73,793,000)

	$427,856,000	$405,238,000	$389,250,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign revenue is presented based on the country in which projects are managed.

	December 31,
	2011	2010	2009
Long-lived assets:
United States	$15,347,000	$12,229,000	$7,717,000
Ireland	4,306,000	4,366,000	4,101,000
India	2,292,000	2,820,000	2,705,000
Germany	1,076,000	1,097,000	1,290,000
Japan	1,037,000	1,069,000	646,000
United Kingdom	630,000	533,000	636,000
China	620,000	721,000	618,000
Spain	453,000	535,000	306,000
The Netherlands	261,000	69,000	110,000
Poland	259,000	222,000	394,000
Denmark	215,000	128,000	142,000
Korea	205,000	150,000	130,000
Finland	204,000	150,000	311,000
France	104,000	111,000	365,000
Singapore	88,000	109,000	111,000
Italy	82,000	96,000	118,000
Other	220,000	285,000	395,000

	$27,399,000	$24,690,000	$20,095,000

13.	Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2011	2010	2009
Interest paid	$660,000	$946,000	$1,699,000

Income taxes paid, net	$1,410,000	$2,627,000	$3,830,000

14.	Valuation and Qualifying Accounts:

The following table sets forth activity in Lionbridge’s accounts receivable reserve:

Year Ended:	Balance at Beginning of Year	Charges to Operations	(Deductions)/ Recoveries	Balance at End of Year
December 31, 2009	685,000	41,000	(226,000)	500,000
December 31, 2010	500,000	81,000	(81,000)	500,000
December 31, 2011	500,000	200,000	(200,000)	500,000

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity in Lionbridge’s deferred tax asset valuation allowance:

Year Ended:	Balance at Beginning of Year	Additions	(Deductions)	Balance at End of Year
December 31, 2009	$87,839,000	$31,705,000	$(2,552,000)	$116,992,000
December 31, 2010	116,992,000	845,000	(9,880,000)	107,957,000
December 31, 2011	107,957,000	2,089,000	(7,591,000)	102,455,000

15.	Net Income (Loss) per Share:

Options, unvested restricted stock and warrants outstanding to purchase 4,646,000, 7,292,000 and 7,260,000 shares of common stock for the years ended December 31, 2011, 2010 and 2009, respectively, were not included in the calculations of diluted net income (loss) per share, as their effect would be anti-dilutive.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 14, 2012

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

Name	Title	Date

/s/ RORY J. COWAN Rory J. Cowan	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 14, 2012

/s/ DONALD M. MUIR Donald M. Muir	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2012

/s/ GUY L. DE CHAZAL Guy L. de Chazal	Director	March 14, 2012

/s/ CLAUDE P. SHEER Claude P. Sheer	Director	March 14, 2012

/s/ PAUL KAVANAGH Paul Kavanagh	Director	March 14, 2012

/s/ EDWARD A. BLECHSCHMIDT Edward A. Blechschmidt	Director	March 14, 2012

/s/ STEVEN R. FISHER Steven R. Fisher	Director	March 14, 2012

/s/ JACK NOONAN Jack Noonan	Director	March 14, 2012

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2011

Exhibit No.	Exhibit

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Amended and Restated By-laws of Lionbridge Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-26933) filed on October 30, 2008, and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	1998 Stock Plan, as amended and restated (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2004, and incorporated herein by reference).

10.2**	Form of Restricted Stock Agreement under the 1998 Stock Plan (filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2003, and incorporated herein by reference).

10.3**	Amended and Restated Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on May 5, 2009, and incorporated herein by reference).

10.4**	Form of Restricted Stock Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.5**	Form of Incentive Stock Option Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.6**	Form of Non-Qualified Stock Option Agreement For Officers and Employees under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.7**	Lionbridge Deferred Compensation Plan for Independent Directors (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.8**	Independent Director Compensation Plan, Amended and Restated as of April 4, 2008 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on April 7, 2008, and incorporated herein by reference).

10.9**	Independent Directors’ Compensation Policy Amended and Restated as of March 10, 2009 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on March 13, 2009, and incorporated herein by reference).

10.10**	Form of Restricted Stock Unit Agreement for Independent Directors (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit

10.11**	Form of Non-Qualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.12	Lease dated as of July 10, 2006 between Abaco Urbanizacao E Empreendimentos Limitada and Lionbridge Participações, Ltda. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.13	Lease dated as of July 11, 2006, between Taifun Real sp. zo.o and Lionbridge Poland sp. zo.o (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.14	Third Amendment to Lease dated October 31, 2006, between 492 OCP LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.26 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2006, and incorporated herein by reference).

10.15	Lease dated as of March 14, 2007, between TCAM Core Property Fund Operating LP and Lionbridge US, Inc. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2007, and incorporated herein by reference).

10.16	Lease amendment dated as of May 1, 2007, between Société Civile Immobilière Core Sophia and Lionbridge Technologies SARL (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.17	Lease amendment dated as of June 4, 2007, between IEF Vastgoad Pluto B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.18	First Amendment to the Lease Agreement dated as of June 5, 2008 between iAnywhere Solutions, Inc. and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference.)

10.19	Fifth Amendment to Office Lease dated as of July 3, 2008 between BCCC Property LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference).

10.20	Seventh Amendment to the Lease Agreement dated as of July 10, 2008 between Sterling Realty Organization Co. and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference).

10.21	Lease dated July 28, 2008 between Lionbridge (Thailand) Ltd and Silom Building and Service Co., Ltd. (filed as Exhibit 10.21 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.22	Lease Agreement dated as of December 23, 2008 between Horizon West Property Management, Inc. and Lionbridge US, Inc. (filed as Exhibit 10.30 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2008, and incorporated herein by reference).

10.23	Lease dated as of January 28, 2009, between Virgo Chanin Business Centers LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.38 to the Annual Report on Form 10-K (File No. 000-26933) for the year period ending December 31, 2009, and incorporated herein by reference.)

Exhibit No.	Exhibit

10.24	Lease dated as of February 25, 2009, between Bernardo Summit LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter period ending March 31, 2009, and incorporated herein by reference.)

10.25	First Amendment to Lease dated June 2, 2009, between Horizon West Property Management, Inc. and Lionbridge US, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2009, and incorporated herein by reference).

10.26	Termino de Contrato, Finiquito y Contrato de Arrendamiento (Lease) dated July 27, 2009, between Union Investment Chile V S.A. and Lionbridge Chile Traducciones Limitada (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.27	Lease dated August 6, 2009 between Technopolis Plc and Lionbridge Testing Services Oy (filed as Exhibit 10.27 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.28	Lease dated August 18, 2009, between Lambhar Singh Rai and Sukhjit Kaur Rai and Cosmic Concepts Limited and Lionbridge (UK) Limited (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.29	Underlease dated August 19, 2009, between The Secretary of State for Environment Food and Rural Affairs, Lionbridge (UK) Limited, and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.30	Lease dated November 19, 2009 between National IT Industry Promotion Agency and L10nbridge Korea Co. Ltd. (filed as Exhibit 10.30 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.31	Lease dated January 17, 2010 between Huan-Yi Enterprises Co., Ltd, Liao-Su-Jen and Lionbridge of Europe B.V. Taiwan Branch (filed as Exhibit 10.31 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.32	Lease dated April 1, 2010 between Mitsubishi Estate Co., Ltd. and Lionbridge Japan K.K (filed as Exhibit 10.32 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.33	Lease dated April 23, 2010 between Fata Assicurazioni Danni SpA and Lionbridge Italy Srl (filed as Exhibit 10.33 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.34	Lease dated as of April 26, 2010 between ADF Properties LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.35	Lease dated as of May 12, 2010 between Promociones Inmobiliarias Capital 7, SL and Lionbridge Espana SL (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.36	Lease dated as of May 31, 2010 between Beijing Tongshun Real Estate Development Co., Ltd. and Beijing Lionbridge Global Solutions Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

Exhibit No.	Exhibit

10.37	Lease dated as of June 22, 2010 between Dominion Corporate Trustees Limited and Dominion Trust Limited and Lionbridge (UK) Limited (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.38	Lease dated as of September 16, 2010 between British and Malayan Trustees Limited in its capacity as trustee of Frasers Commercial Trust, Orrick Investments Pte. Limited and Lionbridge Singapore Pte. Ltd. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2010, and incorporated herein by reference).

10.39	Lease dated as of October 12, 2010 between Beijing Oriental Plaza Co., Ltd. and Huanqui Tonglian WFOE (Lionbridge (Beijing) Technologies, Inc. (filed as Exhibit 10.39 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.40	Lease dated as of October 12, 2010 between Beijing Oriental Plaza Co, Ltd. and Beijing Global Solutions Technologies, Inc. (filed as Exhibit 10.40 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.41	Lease and license agreement dated December 20, 2010 between Lake View Developers and Lionbridge Technologies Private Limited (filed as Exhibit 10.41 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.42	Deed of Lease effective January 26, 2011 between Ascendas IT Park (Chennai) Limited and Lionbridge Technologies Private Limited (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.43	Agreement for Services effective January 26, 2011 between Ascendas IT Park (Chennai) Limited and Lionbridge Technologies Private Limited (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.44	Lease Agreement dated February 1, 2011 between Taifun Real Sp.zo.o. and Lionbridge Poland Sp.zo.o (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.45	Sub-lease dated February 4, 2011 between Frontline the International Foundation for the Protection of Human Rights Defenders Trust and Lionbridge International (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.46	Office Lease dated February 24, 2011 between Columbia Tech Center LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.47	Office Lease Agreement No. Chor Or 2554/008 dated March 1, 2011 between Silom Building and Service Co., Ltd. and Lionbridge (Thailand) Limited (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.48	Service Agreement No. Chor Or (Bor) 2554/008 dated March 1, 2011 between Silom Building and Service Co., Ltd. and Lionbridge (Thailand) Limited (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

Exhibit No.	Exhibit

10.49	Lease executed June 28, 2011 between Margot og Thorvald Dreyers Fond (the Margot and Thorvald Dreyer Foundation), Charlotte Dreyer and Susan Dreyer and Lionbridge Denmark A/S (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2011, and incorporated herein by reference).

10.50	Lease executed September 15, 2011 between IEF Capital Vastgoed Rietveld (Amseterdam Overschiestraat ) B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2011, and incorporated herein by reference).

10.51	Lease executed July 21, 2011 between UCM/MDC-1010 Wayne LLC and Lionbridge Global Solutions II, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2011, and incorporated herein by reference).

10.52	Lease effective September 1, 2011 between Coventry University Enterprises Limited and Lionbridge (UK) Limited (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2011, and incorporated herein by reference).

10.53*	Amendment to Lease between Marite Oy and Lionbridge Oy executed September 15, 2011.

10.54*	Lease Agreement for Office Space between National IT Industry Promotion Agency and L10nbridge Korea Co. Ltd. effective November 21, 2011.

10.55*	Sixth Amendment to Lease dated December 21, 2011 between BP Bay Colony LLC (successor-in-interest to BCCC Property LLC) and Lionbridge Technologies, Inc.

10.56*	Commercial Lease Agreement between WH2005/NIAM III East Holding Ltd and Lionbridge Testing Services Oy executed October 28, 2011.

10.57**	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.58**	Non-competition Agreement between the Lionbridge Technologies, Inc. and Henri Broekmate dated March 24, 2004, (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2004, and incorporated herein by reference).

10.59**	Form of Restricted Stock Unit Agreement under the Lionbridge 1998 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2004, and incorporated herein by reference).

10.60**	Form of Restricted Stock Unit Award Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2006, and incorporated herein by reference).

10.61**	Rory Cowan Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.62**	Rory Cowan Performance-Based Stock Option Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.63**	Employment and Business Protection Agreement, effective as of September 17, 2007, between Donald M. Muir and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on September 11, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit

10.64**	Amended and Restated Lionbridge Change of Control Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on November 5, 2008, and incorporated herein by reference).

10.65**	Amended and Restated Change of Control Agreement between Lionbridge and Executive Officers (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 5, 2008, and incorporated herein by reference).

10.66**	Amended and Restated Employment Agreement dated October 31, 2008 between Rory J. Cowan and Lionbridge Technologies, Inc. (filed as Exhibit 10.49 to the Annual Report on Form 10-K (File No. 000-26933) for the period ended December 31, 2010, and incorporated herein by reference).

10.67**	Form of Management Incentive Plan Agreement for Executive Officers (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 0000-26933) filed on February 10, 2010, and incorporated herein by reference).

10.68**	Form of Long-Term Performance-Based Award Agreement for Executive Officers (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on February 10, 2010, and incorporated herein by reference).

10.69**	Form of Long-Term Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 000-26933) filed on June 18, 2010, as amended, and incorporated herein by reference).

10.70**	Form of Management Incentive Plan Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K (Filed No. 000-26933) filed on February 1, 2011, and incorporated herein by reference).

10.71**	Form of 2011 Long-Term Performance-based Stock Incentive Award Agreement (LTIP) (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on February 1, 2011, and incorporated herein by reference).

10.72**	Amended and Restated Non-Employee Director Compensation Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on May 6, 2011, and incorporated herein by reference).

10.73**	Lionbridge Technologies, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) (filed as Exhibit 10.1 to the Registration Statement on Form S-8 (File No. 000-26933) filed on May 16, 2011, and incorporated herein by reference).

10.74**	Form of Non-Qualified Stock Option Agreement (For Officers and Employees) under the 2011 Plan (filed as Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 000-26933) filed on May 16, 2011, and incorporated herein by reference).

10.75**	Form of Non-Qualified Stock Option Agreement (For Non-Employee Directors) under the 2011 Plan (filed as Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 000-26933) filed on May 16, 2011, and incorporated herein by reference).

10.76**	Form of Restricted Stock Agreement under the 2011 Plan (filed as Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 000-26933) filed on May 16, 2011, and incorporated herein by reference).

10.77**	Form of Restricted Stock Unit Agreement under the 2011 Plan (filed as Exhibit 10.5 to the Registration Statement on Form S-8 (File No. 000-26933) filed on May 16, 2011, and incorporated herein by reference).

Exhibit No.	Exhibit

10.78**	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2011 Plan (filed as Exhibit 10.6 to the Registration Statement on Form S-8 (File No. 000-26933) filed on May 16, 2011, and incorporated herein by reference).

10.79**	Amended and Restated Lionbridge Technologies, Inc. 2011 Stock Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on November 2, 2011, and incorporated herein by reference).

10.80	Credit Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.81	Pledge Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.82	Security Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.83	Joinder Agreement dated as of October 30, 2009, by and among Lionbridge Global Sourcing Solutions, Inc., Lionbridge Technologies, Inc., HSBC Bank USA, National Association, as administrative agent for the benefit of the Lenders (filed as Exhibit 10.1 to the Current Report Form 8-K (File No. 000-26933) filed on November 5, 2009, and incorporated herein by reference).

10.84	Amendment and Joinder Agreement dated as of January 22, 2007, among Lionbridge Technologies, Inc., HSBC Bank USA, NA and the parties named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.85	Charge on Shares of Lionbridge International (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.86	Charge on Shares of Lionbridge International Finance Limited (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.87	Notes issued by Lionbridge International Finance Limited to the Lenders under the Credit Agreement (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.88	Amendment No. 3 to Credit Agreement dated as of September 30, 2010 by and among Lionbridge Technologies, Inc., Lionbridge International Finance Limited, the Foreign Guarantors, the US Guarantors, and HSBC Bank USA, N.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on October 5, 2010, and incorporated herein by reference).

14	Lionbridge Technologies, Inc. Code of Conduct (filed as Exhibit 14 to the Form 10-K (File No. 000-26933) for the period ending December 31, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*

Certification of Rory J. Cowan, the Company’s principal executive officer as required by

Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Donald M. Muir, the Company’s principal financial officer as required by

Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101††	The following financial information from Lionbridge Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 14, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Furnished herewith.
††	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.