Form 10-Q
period 2012-03-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2012-05-09
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2012 was 63,174,462.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,932	$25,219
Accounts receivable, net of allowance of $500 at March 31, 2012 and December 31, 2011	62,961	58,413
Unbilled receivables	27,825	20,665
Other current assets	10,781	9,120

Total current assets	121,499	113,417
Property and equipment, net	21,935	21,725
Goodwill	9,675	9,675
Other intangible assets, net	6,776	7,256
Other assets	5,562	5,674

Total assets	$165,447	$157,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,257	$19,347
Accrued compensation and benefits	17,712	15,696
Accrued outsourcing	13,005	10,907
Accrued restructuring	752	1,308
Income taxes payable	1,634	1,482
Accrued expenses and other current liabilities	7,503	8,105
Deferred revenue	11,353	11,057

Total current liabilities	73,216	67,902

Long-term debt	24,700	24,700
Deferred income taxes, long-term	641	641
Other long-term liabilities	13,231	13,212
Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 63,196,462 and 61,903,518 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	632	619
Additional paid-in capital	267,827	267,388
Accumulated deficit	(233,255)	(234,976)
Accumulated other comprehensive income	18,455	18,261

Total stockholders’ equity	53,659	51,292

Total liabilities and stockholders’ equity	$165,447	$157,747

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue	$112,096	$99,652
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	78,173	71,736
Sales and marketing	8,509	8,278
General and administrative	19,176	18,625
Research and development	1,362	1,396
Depreciation and amortization	1,645	1,291
Amortization of acquisition-related intangible assets	480	583
Restructuring and other charges	284	2,103

Total operating expenses	109,629	104,012

Income (loss) from operations	2,467	(4,360)
Interest expense:
Interest on outstanding debt	190	149
Amortization of deferred financing costs	25	25
Interest income	20	17
Other (income) expense, net	(31)	458

Income (loss) before income taxes	2,303	(4,975)
Provision for income taxes	582	471

Net income (loss)	$1,721	$(5,446)

Net income (loss) per share of common stock:
Basic	$0.03	$(0.09)
Diluted	$0.03	$(0.09)
Weighted average number of common shares outstanding:
Basic	58,557	57,523
Diluted	59,662	57,523

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$1,721	$(5,446)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	194	671

Comprehensive income (loss)	$1,915	$(4,775)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,721	$(5,446)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,385	1,091
Amortization of deferred financing charges	25	25
Depreciation and amortization	1,645	1,291
Amortization of acquisition-related intangible assets	480	583
Deferred income taxes	—	23
Net realized foreign currency loss on forward contracts	—	635
Other	—	(22)
Changes in operating assets and liabilities:
Accounts receivable	(3,923)	5,607
Unbilled receivables	(7,059)	(3,233)
Other current assets	(1,500)	(1,906)
Other assets	69	(23)
Accounts payable	1,707	1,914
Income tax payable	143	512
Accrued compensation and benefits	806	(294)
Accrued outsourcing	1,948	1,171
Accrued restructuring	(587)	(1,229)
Accrued expenses and other liabilities	(1,005)	(1,303)
Deferred revenue	173	(343)

Net cash used in operating activities	(3,972)	(947)

Cash flows from investing activities:
Purchases of property and equipment	(1,322)	(2,945)
Payments of forward contracts	—	(635)

Net cash used in investing activities	(1,322)	(3,580)

Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	—	3,000
Payments of borrowings on revolving line of credit	—	(3,000)
Proceeds from issuance of common stock under stock option plans	6	78
Payments of capital lease obligations	—	(3)

Net cash provided by financing activities	6	75

Net decrease in cash and cash equivalents	(5,288)	(4,452)
Effects of exchange rate changes on cash and cash equivalents	1	1,592
Cash and cash equivalents at beginning of period	25,219	28,206

Cash and cash equivalents at end of period	$19,932	$25,346

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Nature of the Business

The accompanying condensed consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, all of a normal nature, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with U.S. generally accepted accounting principles. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for collectability of receivables, calculating service revenue using a proportional performance assessment and valuing intangible assets and deferred tax assets. Actual results could differ from these estimates.

2. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Restricted Stock Awards

Lionbridge issued 1,611,600 and 109,300 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2011 Stock Incentive Plan, during the three-month period ended March 31, 2012 with a fair market value of $4.7 million. Of the total 1,720,900 shares of restricted common stock and restricted stock units issued in the three-month period ended March 31, 2012, 1,308,400 have restrictions on disposition which lapse over four years from the date of grant and 412,500 restricted shares were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance-based stock incentive awards under the Corporation’s 2011 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals and records expense accordingly. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Stock-based Compensation

The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. Total compensation expense related to stock options, performance-based restricted stock awards and time-based restricted stock awards was $1.4 million and $1.1 million for the three-month periods ended March 31, 2012 and 2011, respectively, classified in the statement of operations line items as follows:

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$28,000	$24,000
Sales and marketing	271,000	197,000
General and administrative	1,072,000	852,000
Research and development	14,000	18,000

Total stock-based compensation expense	$1,385,000	$1,091,000

As of March 31, 2012, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.3 million and will be recognized over an estimated weighted average period of approximately 2.9 years. Lionbridge currently expects to amortize $10.1 million of unamortized compensation in connection with restricted stock awards outstanding as of March 31, 2012 over an estimated weighted average period of approximately 2.7 years.

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

4. DEBT

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving credit agreement. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.75% – 2.50%, depending on certain conditions. At March 31, 2012, $24.7 million was outstanding with an interest rate of 2.2%. The fair value of debt approximates its current value of $24.7 million as of March 31, 2012. The fair value of the debt would be classified as a Level 2 measurement due to the use of inputs based on similar liabilities in the market. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of March 31, 2012.

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

Shares used in calculating basic and diluted earnings per share for the three-month periods ended March 31, 2012 and 2011, respectively, are as follows:

	Three Months Ended March 31,
	2012	2011
Weighted average number of shares of common stock outstanding — basic	58,557,000	57,523,000
Dilutive common stock equivalents relating to options and restricted stock	1,105,000	—

Weighted average number of shares of common stock outstanding — diluted	59,662,000	57,523,000

Options and unvested restricted stock to purchase 5,667,000 and 8,154,000 shares of common stock for the three-month periods ended March 31, 2012 and 2011, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

6. RESTRUCTURING CHARGES

During the three-month period ended March 31, 2012, Lionbridge recorded $284,000 of restructuring charges. The $284,000 of restructuring charges recorded in the three-month period ended March 31, 2012 included $137,000 for workforce reductions in Europe consisting of 4 technical staff and1 administrative staff, $28,000 recorded for vacated facilities and associated site closure costs, and $119,000 of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. All of these charges related to the Company’s Global Language and Content (“GLC”) segment. The Company made $761,000 of cash payments in the three-month period ended March 31, 2012 all of which related to the GLC segment.

During the three-month period ended March 31, 2011, Lionbridge recorded $2.1 million of restructuring charges. The $2.1 million of restructuring charges recorded in the three-month period ended March 31, 2011 included $1.9 million for workforce reductions in Europe, the Americas and Asia consisting of 14 technical staff, 2 administrative staff and 1 sales staff, $106,000 recorded for vacated facilities and associated site closure costs, and $59,000 of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. Of these charges, $2.1 million related to the Company’s GLC segment and $9,000 related to the Interpretation segment. The Company made $3.1 million of cash payments in the three-month period ended March 31, 2011 with $3.1 million and $9,000 related to the GLC and Interpretation segments, respectively.

The following table summarizes the accrual activity for the three months ended March 31, 2012 and 2011, respectively, by initiative:

	2012	2011
Beginning balance, January 1	$2,867,000	$6,607,000
Employee severance:
Restructuring charges recorded	153,000	1,935,000
Cash payments related to liabilities recorded on exit or disposal activities	(696,000)	(3,015,000)

	(543,000)	(1,080,000)

Vacated facility/Lease termination:
Restructuring charges recorded	—	106,000
Revision of estimated liabilities	119,000	59,000
Cash payments related to liabilities recorded on exit or disposal activities	(65,000)	(100,000)

	54,000	65,000

Ending balance, March 31	$2,378,000	$5,592,000

At March 31, 2012, the Company’s consolidated balance sheet includes accruals totaling $2.4 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $752,000 of these will be fully paid within twelve months. The remaining $1.6 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

7. INCOME TAXES

The provision for income taxes for the three-month periods ended March 31, 2012 and 2011 was $582,000 and $471,000, respectively. The tax provision for the three-month period ended March 31, 2012 consists primarily of taxes on income in foreign jurisdictions and taxes, interest and penalties recorded in relation to the Company’s uncertain tax positions.

The tax provision for the three-month period ended March 31, 2011 consisted primarily of taxes on income in foreign jurisdictions, as well as a foreign tax benefit of $415,000 related to a refund received for an amended 2008 tax filing, and taxes, interest and penalties recorded in relation to the Company’s uncertain tax positions.

The balance of unrecognized tax benefits at March 31, 2012, not including interest and penalties, was $4.5 million, which, if recognized, would affect the effective income tax rate in future periods. Lionbridge also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At March 31, 2012, Lionbridge had approximately $1.8 million of interest and penalties accrued related to unrecognized tax benefits.

The Company conducts business globally and in the normal course of business is subject to examination by local, state and federal jurisdictions in the United States as well as in multiple foreign jurisdictions. Currently, no Internal Revenue Service audits are underway and audits in Belgium, Canada, Finland, Germany, India and Poland are in varying stages of completion. Open audit years are dependent upon the tax jurisdiction and range from 2003 to present.

At March 31, 2012, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely.

Through March 31, 2011, Lionbridge’s Indian subsidiary, Lionbridge Technologies Private Limited (“Lionbridge India”), had a tax holiday granted by the Indian government and was exempt from corporate income tax on its operating profits. This tax holiday expired at the end of the Indian subsidiary’s March 31, 2011 tax year, and the Indian subsidiary is subject to corporate income tax effective April 1, 2011.

Lionbridge’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered Lionbridge’s history of losses and concluded that, with the exception of certain foreign tax jurisdictions, it is more-likely-than-not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been maintained against those tax assets.

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

The Company’s internal reporting does not include the allocation of certain expenses to the operating segments but instead includes those other expenses in unallocated other expense. Unallocated expenses primarily include corporate expenses, such as interest expense, restructuring, foreign exchange gains and losses and governance expenses, as well as finance, information technology, human resources, legal, treasury and marketing expenses. The Company determines whether a cost is charged to a particular business segment or is retained as an unallocated cost based on whether the cost relates to a corporate function or to a direct expense associated with the particular business segment. For example, corporate finance, corporate information technology and corporate human resource expenses are unallocated, whereas operating segment finance, information technology and human resource expenses are charged to the applicable operating segment.

The table below presents information about the Company’s segment data for the three-month periods ended March 31, 2012 and 2011. Certain prior period segment data has been reclassified to conform to current year presentation. For the three-months ended March 31, 2012, certain services previously reported as part of the Company’s GDT segment are now reported as part of its GLC segment. The amounts reclassified for the prior period are not material. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
Three Months Ended March 31, 2012
External revenue	$77,600,000	$28,600,000	$5,896,000	$—	$112,096,000
Cost of revenue (exclusive of depreciation and amortization)	53,111,000	20,198,000	4,864,000	—	78,173,000
Depreciation and amortization	1,097,000	402,000	6,000	620,000	2,125,000
Other operating expenses	18,432,000	3,821,000	494,000	—	22,747,000

Segment contribution	4,960,000	4,179,000	532,000	(620,000)	9,051,000
Interest expense and other unallocated items	—	—	—	(6,748,000)	(6,748,000)

Income (loss) before income taxes	4,960,000	4,179,000	532,000	(7,368,000)	2,303,000

Three Months Ended March 31, 2011
External revenue	$69,471,000	$24,346,000	$5,835,000	$—	$99,652,000
Cost of revenue (exclusive of depreciation and amortization)	49,567,000	17,031,000	5,138,000	—	71,736,000
Depreciation and amortization	932,000	184,000	27,000	730,000	1,873,000
Other operating expenses	18,456,000	3,356,000	668,000	—	22,480,000

Segment contribution	516,000	3,775,000	2,000	(730,000)	3,563,000
Interest expense and other unallocated items	—	—	—	(8,538,000)	(8,538,000)

Income (loss) before income taxes	516,000	3,775,000	2,000	(9,268,000)	(4,975,000)

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2011, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for the year ended December 31, 2011. There were no events or changes in circumstances during the first quarter of 2012 which indicated that an assessment of the impairment of goodwill and other intangible assets was required.

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

The following table summarizes other intangible assets at March 31, 2012 and December 31, 2011, respectively.

	March 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$(25,224,000)	$6,776,000	$32,000,000	$(24,744,000)	$7,256,000

	$32,000,000	$(25,224,000)	$6,776,000	$32,000,000	$(24,744,000)	$7,256,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at March 31, 2012 in the fiscal periods as follows:

Year ending December 31,
2012	$1,441,000
2013	1,583,000
2014	1,304,000
2015	1,075,000
2016	885,000
Thereafter	488,000

$6,776,000

10. CONTINGENCIES

On January 10, 2012, a final settlement was approved in connection with a securities class action lawsuit captioned “Samet v. Lionbridge Technologies, Inc. et al.” (01-CV-6770), with the Company’s financial contribution to the settlement being fully covered by insurance. This matter was originally filed in the United States District Court for the Southern District of New York (the “Court”) against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering and asserted, among other things, omissions regarding the underwriters’ alleged conduct in allocating shares in Lionbridge’s initial public offering to the underwriters’ customers.

11. FAIR VALUE MEASUREMENTS

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any financial assets and liabilities at either March 31, 2012 or December 31, 2011 designated as Level 1.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities have historically been an interest rate swap and foreign exchange forward contracts whose fair value were determined using pricing models predicated upon observable market spot and forward rates. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings as other (income) expense. The Company did not have any foreign exchange forward contracts outstanding at either March 31, 2012 or December 31, 2011. Lionbridge does not have any financial assets and liabilities as of March 31, 2012 or December 31, 2011 designated as Level 2.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not have any financial assets and liabilities at either March 31, 2012 or December 31, 2011 designated as Level 3.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), authoritative guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company will adopt this guidance during 2012 and does not expect it to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”), authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance in the first quarter of 2012 and has presented a separate Condensed Consolidated Statement of Comprehensive Income.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”), an amendment to achieve common fair value measurement and disclosure requirements in GAAP and international financial reporting standards (“IFRS”). The amendments explain how to measure fair value and will improve the comparability of fair value measurement presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. This authoritative guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company adopted this guidance in the first quarter of 2012 and it did not have a material effect on its consolidated financial statements.

New pronouncements issued but not effective until after March 31, 2012 are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 14, 2012 (SEC File No. 000-26933) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The forward-looking statements in this Form 10-Q are made as of the date of this filing only, and Lionbridge does not undertake to update or supplement these statements due to changes in circumstances or otherwise, except as required by law.

Overview

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

For the three-month period ended March 31, 2012, Lionbridge’s income from operations was $2.5 million, with net income of $1.7 million. For the three-month ended March 31, 2011, the Company’s loss from operations was $4.4 million with a net loss of $5.4 million. As of March 31, 2012, the Company had an accumulated deficit of $233.3 million.

Certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro and other currencies, as a large portion of its cost of revenue and general and administrative expenses are payable in Euros and other currencies, while the majority of its revenues are recorded in U.S. Dollars. During the quarter ended March 31, 2012, the value of the U.S. Dollar relative to the Euro strengthened by 3.6% from the quarter ended March 31, 2011. This strengthening had an unfavorable foreign currency impact on revenue for the quarter ended March 31, 2012, particularly in the GLC segment. In addition, the Company’s operating income and net income for the quarter ended March 31, 2012 were favorably impacted by foreign currency translation due to the strengthening of the U.S. Dollar relative to the Euro and certain other currencies.

Critical Accounting Policies and Estimates

Lionbridge has identified the policies which are critical to understanding the business and the results of operations. There have been no significant changes during the three months ended March 31, 2012 to the items disclosed as the critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

During the first quarter of 2012, Lionbridge adopted the authoritative guidance in FASB ASU 2011-05 and has presented a separate Condensed Consolidated Statement of Comprehensive Income (Loss). Total comprehensive income (loss) consists of net income (loss) and the net change in foreign currency translation adjustment.

Results of Operations

The following table sets forth for the periods indicated certain consolidated financial data as a percentage of total revenue.

	Three Months Ended March 31,
	2012	2011
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	69.7	72.0
Sales and marketing	7.6	8.3
General and administrative	17.1	18.7
Research and development	1.2	1.4
Depreciation and amortization	1.5	1.3
Amortization of acquisition-related intangible assets	0.4	0.6
Restructuring and other charges	0.3	2.1

Total operating expenses	97.8	104.4

Income (loss) from operations	2.2	(4.4)
Interest expense:
Interest on outstanding debt	0.2	0.1
Amortization of deferred financing costs	—	—
Interest income	—	—
Other (income) expense, net	—	0.5

Income (loss) before income taxes	2.0	(5.0)
Provision for income taxes	0.5	0.5

Net income (loss)	1.5%	(5.5)%

Revenue. The following table shows GLC, GDT, and Interpretation revenues in dollars and as a percentage of total revenue for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012		2011
GLC	$77,600,000	69%	$69,471,000	70%
GDT	28,600,000	26%	24,346,000	24%
Interpretation	5,896,000	5%	5,835,000	6%

Total revenue	$112,096,000	100%	$99,652,000	100%

Revenue for the quarter ended March 31, 2012 was $112.1 million, an increase of $12.4 million, or 12.5%, from $99.7 million for the quarter ended March 31, 2011. This period-over-period increase in total revenue was primarily due to approximately $13.5 million of organic growth due to increased revenue from certain large customer engagements, partially offset by decreased revenue of $1.1 million as a result of the U.S. Dollar strengthening against most foreign currencies, in particular the Euro, as compared to the corresponding quarter of the prior year. Lionbridge conducts a large portion of its business in international markets. Approximately 36% of its revenue for the quarter ended March 31, 2012 was denominated in foreign currencies, primarily the Euro. A fluctuation in foreign currency exchange rates primarily affects the GLC segment.

Revenue from the Company’s GLC segment was $77.6 million for the quarter ended March 31, 2012, an increase of $8.1 million, or 11.7%, from $69.5 million for the quarter ended March 31, 2011. This period-over-period increase in total revenue was primarily due to approximately $9.1 million of organic growth due to increased revenue from certain large customer engagements, partially offset by decreased revenue of $1.0 million as a result of the U.S. Dollar strengthening against most foreign currencies, in particular the Euro, as compared to the corresponding quarter of the prior year.

Revenue from the Company’s GDT segment was $28.6 million for the quarter ended March 31, 2012, an increase of $4.3 million, or 17.5%, from $24.3 million for the quarter ended March 31, 2011. The period-over-period increase in GDT revenue was primarily due to expanded relationships with existing customers. Revenue in the GDT segment is not materially impacted by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation segment was $5.9 million for the quarter ended March 31, 2012, an increase of $61,000, or 1.1%, from $5.8 million for the quarter ended March 31, 2011. The increase in Interpretation revenue for the quarter ended March 31, 2012 was primarily due to increased revenue from existing customers. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client engagements. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31, 2012	% Change Q1 11 to Q1 12	Three Months Ended March 31, 2011
GLC:
Cost of revenue	$53,111,000	7.2%	$49,567,000
Percentage of revenue	68.4%		71.3%
GDT:
Cost of revenue	20,198,000	18.6%	17,031,000
Percentage of revenue	70.6%		70.0%
Interpretation:
Cost of revenue	4,864,000	(5.3)%	5,138,000
Percentage of revenue	82.5%		88.1%

Total cost of revenue	$78,173,000		$71,736,000

Percentage of revenue	69.7%		72.0%

For the quarter ended March 31, 2012, as a percentage of revenue, cost of revenue decreased to 69.7% as compared to 72.0% for the quarter ended March 31, 2011. This decrease was primarily the result of an increase in revenue, supplemented by the benefit of cost saving initiatives implemented in 2011, and continued benefits realized from the deployment and use of Lionbridge’s language management technology platforms, in addition to the favorable impact of the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, particularly the Euro, as compared to the corresponding period of 2011.

For the quarter ended March 31, 2012, cost of revenue increased $6.4 million, or 9.0%, to $78.2 million as compared to $71.7 million for the corresponding period of the prior year. This increase was primarily associated with the $12.4 million increase in revenue as compared to the corresponding period of the prior year, offset by approximately $1.6 million of reduced expenses attributable to the favorable impact of the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro.

For the quarter ended March 31, 2012, cost of revenue as a percentage of revenue in the Company’s GLC segment decreased to 68.4% as compared to 71.3% for the quarter ended March 31, 2011. This decrease was primarily the result of the $8.1 million increase in revenue period-over-period in addition to the favorable impact of the strengthening of the U.S. Dollar against most foreign currencies, particularly the Euro, as compared to the corresponding period of 2011. These decreases were benefitted by the cost saving initiatives implemented in 2011, and continued benefits realized from the deployment and use of Lionbridge’s language management technology platform. For the quarter ended March 31, 2012, GLC cost of revenue increased $3.5 million to $53.1 million as compared to $49.6 million for the same quarter of the prior year. This increase was primarily associated with the $8.1 million increase in revenue as compared to the corresponding period of the prior year, offset by approximately $1.3 million of reduced expenses attributable to the favorable impact of the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro.

For the quarter ended March 31, 2012, cost of revenue as a percentage of revenue in the Company’s GDT segment increased to 70.6% as compared to 70.0% for the quarter ended March 31, 2011. For the quarter ended March 31, 2012, GDT cost of revenue increased $3.2 million, or 18.6%, to $20.2 million as compared to $17.0 million for the corresponding period of the prior year. This $3.2 million cost of revenue increase was primarily attributable to the $4.3 million increase in revenue and customer work mix variances period-over-period and is inclusive of approximately $326,000 of reduced expenses attributable to the favorable impact of the strengthening of the U.S. Dollar’s exchange rate against certain foreign currencies.

For the quarter ended March 31, 2012, cost of revenue as a percentage of revenue in the Company’s Interpretation segment decreased to 82.5% as compared to 88.1% for the quarter ended March 31, 2011. For the quarter ended March 31, 2012, Interpretation cost of revenue decreased $274,000, or 5.3%, to $4.9 million as compared to $5.1 million for the corresponding period of the prior year. These decreases were primarily due to pricing and work mix variations in services period-over-period. The Company’s Interpretation segment is not materially impacted by foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
Total sales and marketing expenses	$8,509,000	$8,278,000
Increase from prior year	231,000
Percentage of revenue	7.6%	8.3%

Sales and marketing expenses increased $231,000, or 2.8%, for the three months ended March 31, 2012 as compared to the corresponding period of 2011. This increase is primarily attributable to increased compensation and travel costs to support the $12.4 million increase in revenue, period-over-period. In addition, sales and marketing expenses for the three months ended March 31, 2012 were favorably impacted by the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro, by approximately $95,000. As a percentage of revenue, sales and marketing expenses decreased to 7.6% for the three months ended March 31, 2012 as compared to 8.3% for the three months ended March 31, 2011 primarily attributable to increased revenue period-over-period.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
Total general and administrative expenses	$19,176,000	$18,625,000
Increase from prior year	551,000
Percentage of revenue	17.1%	18.7%

General and administrative expenses increased $551,000, or 3.0%, for the three months ended March 31, 2012 as compared to the corresponding period of 2011. The majority of this increase is primarily due to increased employee compensation and benefits and stock-based compensation expense. In addition, general and administrative expenses for the three months ended March 31, 2012 were favorably impacted by the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro, by approximately $358,000. Approximately 53% of general and administrative expenses are denominated in non-U.S. Dollars, primarily the Euro, and of that amount a majority of these expenses related to rent and compensation expense in the three months March 31, 2012, as compared to the three months ended March 31, 2011. As a percentage of revenue, general and administrative expenses decreased to 17.1% for the quarter ended March 31, 2012, as compared to 18.7%, for the same period of the prior year. This decrease is primarily associated with the $12.4 million increase in revenue for the quarter ended March 31, 2012, as compared to the corresponding period of the prior year and the result of the cost saving initiatives implemented during 2011.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system, its Translation Workspace SaaS-based offering, and development of its GeoFluent automated machine translation technology. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
Total research and development expense	$1,362,000	$1,396,000
Decrease from prior year	34,000
Percentage of revenue	1.2%	1.4%

Research and development expenses decreased $34,000 for the three months ended March 31, 2012 as compared to the corresponding period of 2011. The majority of this decrease was due to reduced expenses attributable to the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
Total depreciation and amortization expense	$1,645,000	$1,291,000
Increase from prior year	354,000
Percentage of revenue	1.5%	1.3%

Depreciation and amortization expense increased by $354,000 for the three months ended March 31, 2012 as compared to the corresponding period of 2011. This increase is primarily the result of the depreciation of increased investment in internal and external capitalized costs for the Company’s web-based hosted management technology platform, its Translation Workspace SaaS-based offering and its customizable real-time automated machine translation technology known as GeoFluent. Depreciation and amortization expense was not materially impacted by fluctuations in foreign currency exchange rates period-over-period.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months ended March 31, 2012 and 2011 of $480,000 and $583,000, respectively, and relates solely to the amortization of identifiable intangible assets acquired from BGS in 2005.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the quarter ended March 31, 2012 of $215,000 increased $41,000 from $174,000 for the quarter ended March 31, 2011. The increase reflects the impact of higher interest rates in the quarter ended March 31, 2012 as compared to the corresponding period of the prior year.

Other (Income) Expense, Net. Other (income) expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $31,000 in other income, net, in the three months ended March 31, 2012 as compared to $458,000 other expense, net in the corresponding period of 2011. The variations are primarily attributable to the variances in the Euro against other currencies in the periods, as compared to the net position and variance during the corresponding periods of the prior year in addition to a net realized and unrealized foreign currency loss of $635,000 on forward contracts recorded in the three-month period ended March 31, 2011.

Provision for Income Taxes. The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdiction and taxes, interest and penalties associated with uncertain tax positions. The tax provision increased $111,000 to $582,000 for the quarter ended March 31, 2012 from $471,000 in the corresponding quarter of the prior year. These increases are primarily due to higher foreign profits which are subject to tax by the foreign jurisdictions due to treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model.

Liquidity and Capital Resources

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving credit agreement. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.75% – 2.50%, depending on certain conditions. At March 31, 2012, $24.7 million was outstanding with an interest rate of 2.2%. The fair value of debt approximates its current value of $24.7 million as of March 31, 2012. The Company was in compliance with the leverage and fixed charge coverage ratios specified in its revolving credit agreement as well as all other bank covenants as of March 31, 2012.

The following table shows cash and cash equivalents and working capital at March 31, 2012 and at December 31, 2011:

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$19,932,000	$25,219,000
Working capital	48,283,000	45,515,000

Lionbridge’s working capital increased $2.8 million to $48.3 million at March 31, 2012, as compared to $45.5 million at December 31, 2011; accounts receivable and unbilled receivables totaled $90.8 million, an increase of $11.7 million as compared to December 31, 2011; and other current assets increased by $1.7 million as compared to December 31, 2011. Current liabilities totaled $73.2 million at March 31, 2012, an increase of $5.3 million from December 31, 2011.

The following table shows the net cash provided by (used in) operating activities, net cash used in investing activities, and net cash provided by financing activities for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(3,972,000)	$(947,000)
Net cash used in investing activities	(1,322,000)	(3,580,000)
Net cash provided by financing activities	6,000	75,000

Net cash used in operating activities was $4.0 million for the three months ended March 31, 2012, as compared to $947,000 for the corresponding period of 2011. The $4.0 million cash used in operating activities was due to net income of $1.7 million (inclusive of $3.5 million in depreciation, amortization, stock-based compensation and other non-cash expenses), a $11.0 million net increase in accounts receivable and unbilled receivables, a $1.4 million increase in other operating assets, a $3.0 million increase in accounts payable, accrued expenses and other operating liabilities, and a $173,000 decrease in deferred revenue. Lionbridge has not experienced any significant trends in accounts receivable and unbilled receivables other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable and unbilled receivables from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

In the three months ended March 31, 2011, net cash used in operating activities was $947,000. Net cash used in operating activities was due to a net loss of $5.4 million (inclusive of $3.6 million in depreciation, amortization, stock-based compensation and other non-cash expenses), a $2.4 million net decrease in accounts receivable and unbilled receivables, a $1.9 million increase in other operating assets, a $771,000 increase in accounts payable, accrued expenses and other operating liabilities, and a $343,000 decrease in deferred revenue.

Net cash used in investing activities decreased $2.3 million to $1.3 million for the three months ended March 31, 2012, as compared to $3.6 million for the corresponding period of 2011. The primary investing activity in the three months ended March 31, 2012 was $1.3 million for the purchase of property and equipment.

In the three months ended March 31, 2011, net cash used in investing activities was $3.6 million, which included $2.9 million for the purchase of property and equipment and $635,000 for payments of forward contracts.

Net cash provided by financing activities for the three months ended March 31, 2012 was $6,000, a decrease of $69,000 as compared to $75,000 for the corresponding period of 2011. Cash provided by financing activities consisted of $6,000 of proceeds from the issuance of common stock under option plans.

In the three months ended March 31, 2011, net cash provided by financing activities was $75,000. Cash provided by financing activities consisted of $78,000 of proceeds from the issuance of common stock under option plans and $3,000 for payments of capital lease obligations.

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

Contractual Obligations

As of March 31, 2012, there were no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Net tax provisions during the three months ended March 31, 2012, primarily related to taxes and accrued interest, have increased the balance of unrecognized tax benefits by $66,000 to $6.3 million.

The Company believes that it is reasonably possible that approximately $562,000 of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), authoritative guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company will adopt this guidance during 2012 and does not expect it to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”), authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance in the first quarter of 2012 and has presented a separate Condensed Consolidated Statement of Comprehensive Income.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”), an amendment to achieve common fair value measurement and disclosure requirements in GAAP and international financial reporting standards (“IFRS”). The amendments explain how to measure fair value and will improve the comparability of fair value measurement presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. This authoritative guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company adopted this guidance in the first quarter of 2012 and it did not have a material effect on its consolidated financial statements.

New pronouncements issued but not effective until after March 31, 2012 are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of March 31, 2012, $24.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $55,000 impact on the Company’s interest expense based on the $24.7 million outstanding at March 31, 2012 with an interest rate of 2.2%. Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, 63% and 64% of its costs and expenses for the three-month period ended March 31, 2012 and 2011, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 18% and 17% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of March 31, 2012 and December 31, 2011, respectively, while 17% and 16% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of March 31, 2012 and December 31, 2011, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $48.8 million and $48.4 million as of March 31, 2012 and December 31, 2011, respectively. The principal foreign currency applicable to our business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the option to use derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at March 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIONBRIDGE TECHNOLOGIES, INC.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On January 10, 2012, a final settlement was approved in connection with a securities class action lawsuit captioned “Samet v. Lionbridge Technologies, Inc. et al.” (01-CV-6770), with the Company’s financial contribution to the settlement being fully covered by insurance. This matter was originally filed in the United States District Court for the Southern District of New York (the “Court”) against the Company, certain of its officers and directors, and certain underwriters involved in the Company’s initial public offering and asserted, among other things, omissions regarding the underwriters’ alleged conduct in allocating shares in Lionbridge’s initial public offering to the underwriters’ customers.

Item 1A.	Risk Factors

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 14, 2012 (SEC File No. 000-26933) (the “2011 Annual Report”) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. There have been no material changes in Lionbridge’s risk factors from those disclosed in Lionbridge’s 2011 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2012, the Company withheld 347,368 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2012 – January 31, 2012	252,658	$2.69
February 1, 2012 – February 29, 2012	94,710	$2.74

Total	347,368	$2.74

In addition, upon the termination of employees during the quarter ended March 31, 2012, 25,851 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended March 31, 2012:

Period	Total Number of Shares Forfeited
January 1, 2012 – January 31, 2012	5,000
February 1, 2012 – February 29, 2012	18,351
March 1, 2012 – March 31, 2012	2,500

Total	25,851

Item 6.	Exhibits

(a)	Exhibits.

10.1*	Office Lease dated March 13, 2012 between Jarminski Survivors Trust and Lionbridge Technologies, Inc.

10.2*	Sixth Amendment to Lease dated February 29, 2012 between Gewerbezentrum Unterhaching Landthaler AG & Co. KG and Lionbridge Deutschland GmbH.

10.3*	Offer Letter dated November 22, 2010, between Lionbridge Technologies, Inc. and Marc Osofsky.

10.4*	Offer Letter dated October 30, 2011 between Lionbridge Technologies, Inc. and Martha Crow.

10.5	Form of Amended and Restated Lionbridge Technologies, Inc. Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K (File No.: 000-26933) on February 7, 2012 and as Exhibit 10.2 to Current Report on Form 8-K (File No.: 26933) on November 5, 2008 and incorporated herein by reference.)

10.6	Form of MIP Agreement for Executive Officers (filed as Exhibit 10.2 to Current Report on Form 8-K (File No. 000-26933) on February 7, 2012 and incorporated herein by reference).

10.7	Form of 2012 Performance-Based Restricted Stock Agreement (filed as Exhibit 10.3 to Current Report on Form 8-K (File No. 000-26933) on February 7, 2012 and incorporated herein by reference).

31.1*	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101††	The following financial information from Lionbridge Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 9, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
†	Furnished herewith.
††	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/s/ DONALD M. MUIR
Donald M. Muir
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: May 9, 2012