Form 10-Q
period 2012-06-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2012-08-08
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2012 was 60,500,021.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,581	$25,219
Accounts receivable, net of allowance of $500 at June 30, 2012 and December 31, 2011	71,152	58,413
Unbilled receivables	24,346	20,665
Other current assets	11,621	9,120

Total current assets	126,700	113,417
Property and equipment, net	17,182	21,725
Assets held for sale	684	0
Goodwill	15,209	9,675
Other intangible assets, net	13,731	7,256
Other assets	8,375	5,674

Total assets	$181,881	$157,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	22,156	19,347
Accrued compensation and benefits	17,799	15,696
Accrued outsourcing	12,273	10,907
Accrued restructuring	2,681	1,308
Income taxes payable	996	1,482
Accrued expenses and other current liabilities	9,565	8,105
Deferred revenue	10,045	11,057

Total current liabilities	75,515	67,902

Long-term debt	30,700	24,700
Deferred income taxes, long-term	3,814	641
Other long-term liabilities	14,938	13,212
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 63,293,724 and 61,903,518 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	633	619
Additional paid-in capital	269,096	267,388
Accumulated deficit	(230,785)	(234,976)
Accumulated other comprehensive income	17,970	18,261

Total stockholders’ equity	56,914	51,292

Total liabilities and stockholders’ equity	$181,881	$157,747

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$119,189	$113,245	$231,285	$212,897
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	80,573	78,808	158,746	150,544
Sales and marketing	8,630	8,701	17,139	16,979
General and administrative	19,504	18,657	38,680	37,282
Research and development	1,386	1,518	2,748	2,914
Depreciation and amortization	1,688	1,435	3,333	2,726
Amortization of acquisition-related intangible assets	545	583	1,025	1,166
Restructuring, impairment, and other charges	6,719	643	7,003	2,746

Total operating expenses	119,045	110,345	228,674	214,357

Income (loss) from operations	144	2,900	2,611	(1,460)
Interest expense:
Interest on outstanding debt	182	185	372	334
Amortization of deferred financing costs	25	25	50	50
Interest income	18	15	38	32
Other expense, net	671	423	640	881

Income (loss) before income taxes	(716)	2,282	1,587	(2,693)
(Benefit from) Provision for income taxes	(3,186)	560	(2,604)	1,031

Net income (loss)	$2,470	$1,722	$4,191	$(3,724)

Net income (loss) per share of common stock:
Basic	$0.04	$0.03	$0.07	$(0.06)
Diluted	$0.04	$0.03	$0.07	$(0.06)
Weighted average number of common shares outstanding:
Basic	58,880	57,815	58,723	57,671
Diluted	60,390	59,548	59,894	57,671

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$2,470	$1,722	$4,191	$(3,724)
Other comprehensive income (loss), net of tax:
Impact to revalue unfunded projected benefit obligation	58	0	58	0
Foreign currency translation adjustment	(543)	457	(349)	1,128

Comprehensive income (loss)	$1,985	$2,179	$3,900	$(2,596)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,191	$(3,724)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	2,799	2,479
Amortization of deferred financing charges	50	50
Depreciation and amortization	3,333	2,726
Amortization of acquisition-related intangible assets	1,025	1,166
Non-cash restructuring, impairment and other charges	4,167	0
Deferred income taxes	(3,173)	67
Net realized foreign currency loss on forward contracts	0	607
Other	10	(23)
Changes in operating assets and liabilities:
Accounts receivable	(11,699)	(7,556)
Unbilled receivables	(2,912)	607
Other current assets	(2,554)	(3,178)
Other assets	401	204
Accounts payable	3,520	2,386
Income tax payable	(506)	882
Accrued compensation and benefits	636	(110)
Accrued outsourcing	1,561	3,015
Accrued restructuring	1,725	(2,400)
Accrued expenses and other liabilities	907	161
Deferred revenue	(890)	(302)

Net cash provided by (used in) operating activities	2,591	(2,943)

Cash flows from investing activities:
Purchases of property and equipment	(3,291)	(6,698)
Purchase of Productive Resources, LLC, net of cash acquired	(10,430)	0
Payments of forward contracts	0	(607)

Net cash used in investing activities	(13,721)	(7,305)

Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	3,000	10,000
Payments of borrowings on revolving line of credit	(3,000)	(10,000)
Proceeds from borrowings on long term debt	10,000	0
Payments of borrowings on long term debt	(4,000)	0
Proceeds from issuance of common stock under stock option plans	46	93
Payments of capital lease obligations	(3)	(7)

Net cash provided by financing activities	6,043	86

Net decrease in cash and cash equivalents	(5,087)	(10,162)
Effects of exchange rate changes on cash and cash equivalents	(551)	2,040
Cash and cash equivalents at beginning of period	25,219	28,206

Cash and cash equivalents at end of period	$19,581	$20,084

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

Out of Period Adjustment

During the three-month interim period ended June 30, 2012, the Company identified an out of period immaterial error related to revenue recognition in the first quarter of 2012. The Company corrected this error during the three-month interim period ended June 30, 2012, which had the effect of reducing revenue and net income by $208,000, and represented an overstatement of revenue and net income of $133,000 and $75,000 reported in the three-month interim period ended March 31, 2012 and on prior year periods, respectively. The Company has evaluated this error and does not believe the amounts are material to any of the periods impacted.

2. ACQUISITION

On June 1, 2012, the Company acquired Productive Resources, LLC. (“PRI”) for $10.5 million in cash, (including the effect of working capital adjustments) and deferred payments totaling $2.0 million that are payable in three annual payment starting on the first anniversary of the purchase. PRI is a provider of outsourced technical engineering, documentation and drafting solutions. PRI is included in the Company’s Global Language and Content (“GLC”) operating segment. PRI provides Lionbridge with operations in the Midwestern region of the United States and long-standing relationships with clients in the manufacturing sector. The acquisition also expands the Company’s delivery model for addressing all aspects of client’s global content lifecycle, including drafting, illustration, documentation, translation and support.

The total acquisition date fair value of the consideration transferred was estimated at $12.4 million as follows:

Initial cash payment	$10,457,000
Fair value of deferred cash payments	1,936,000

Total consideration transferred	$12,393,000

The assets and liabilities associated with PRI were recorded at their fair values as of the acquisition date and the amounts as follows:

Cash	$27,000
Accounts receivable	2,077,000
Unbilled receivables	967,000
Prepaid and other assets	118,000
Property and equipment	240,000
Intangible assets	7,500,000
Goodwill	5,534,000

Total assets	16,463,000
Accounts payable	(82,000)
Accrued compensation and benefits	(704,000)
Other liabilities	(111,000)
Deferred tax liabilities	(3,173,000)

Total consideration transferred	$12,393,000

Intangible assets acquired totaling $7.5 million include customer relationships of $6.2 million and a non-compete agreement executed by a key employee (“the Non-Competition Agreement”) of $1.3 million.

The estimated fair value attributed to the customer relationships was determined based upon a discounted cash flow forecast. Cash flows were discounted at a rate of 16%. The fair value of the customer relationships will be amortized over a period of 12 years on a straight-line basis, which approximates the pattern in which the economic benefits of the completed technologies are expected to be realized.

The fair value of the Non-Competition Agreement will be amortized over 5 years on a straight-line basis, which approximates the pattern in which the economic benefits of the non-compete agreement is expected to be realized.

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies. None of the goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes. The purchase price and goodwill is subject to change upon settlement of post-closing adjustments related to the working capital payment which is expected to be finalized by the end of the fourth quarter of 2012.

Transaction costs related to this acquisition were $292,000 and $322,000 for the three and six months ended June 30, 2012, respectively, and are included in restructuring, impairment and other expenses.

Pro Forma Disclosures (Unaudited)

The following unaudited pro forma consolidated results of operations for the three and six month periods ended June 30, 2012 and 2011 assume that the acquisition of PRI occurred as of January 1, 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$121,176,000	$115,900,000	$236,019,000	$217,948,000
Net income (loss)	$3,029,000	$1,874,000	$4,819,000	$(3,496,000)

For each period presented, the pro forma result includes estimates of the interest expense on debt used to finance the purchase and the amortization of intangible assets. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred at the beginning of the periods presented or that may be obtained in the future.

Since the date of the acquisition, June 1, 2012, the Company has recorded $809,000 of revenue attributable to PRI within its consolidated financial statements.

3. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Restricted Stock Awards

Lionbridge issued 1,721,618 and 179,716 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2011 Stock Incentive Plan, during the six-month period ended June 30, 2012 representing a fair market value of $5.2 million. Of the total 1,901,334 shares of restricted common stock and restricted stock units issued in the six-month period ended June 30, 2012, 1,421,418 have restrictions on disposition which lapse over four years from the date of grant, 67,416 have restrictions on disposition which lapse over thirteen months from date of grant, and 412,500 restricted shares were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance-based stock incentive awards under the Corporation’s 2011 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals and records expense accordingly. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Stock-based Compensation

The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance of Accounting Standards Codification (“ASC”) 718, “Compensation—Stock

Compensation”. Total compensation expense related to stock options, performance-based restricted stock awards and time-based restricted stock awards was $1.4 million and $1.4 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $2.8 million and $2.5 million for the six-month periods ended June 30, 2012 and 2011, respectively, classified in the statement of operations line items as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$38,000	$28,000	$66,000	$52,000
Sales and marketing	276,000	247,000	550,000	444,000
General and administrative	1,088,000	1,097,000	2,157,000	1,949,000
Research and development	12,000	16,000	26,000	34,000

Total stock-based compensation expense	$1,414,000	$1,388,000	$2,799,000	$2,479,000

As of June 30, 2012, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.2 million and will be recognized over an estimated weighted average period of approximately 2.7 years. Lionbridge currently expects to amortize $9.2 million of unamortized compensation in connection with restricted stock awards outstanding as of June 30, 2012 over an estimated weighted average period of approximately 2.5 years.

4. UNBILLED RECEIVABLES

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

5. DEBT

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving credit agreement. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.75% – 2.50%, depending on certain conditions. At June 30, 2012, $30.7 million was outstanding with an interest rate of 2.0%. The fair value of debt approximates its current value of $30.7 million as of June 30, 2012. The fair value of the debt would be classified as a Level 2 measurement due to the use of inputs based on similar liabilities in the market. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of June 30, 2012.

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

Shares used in calculating basic and diluted earnings per share for the three and six-month periods ended June 30, 2012 and 2011, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average number of shares of common stock outstanding—basic	58,880,000	57,815,000	58,723,000	57,671,000
Dilutive common stock equivalents relating to options and restricted stock	1,510,000	1,733,000	1,171,000	—

Weighted average number of shares of common stock outstanding—diluted	60,390,000	59,548,000	59,894,000	57,671,000

Options and unvested restricted stock to purchase 2,463,000 and 5,316,000 shares of common stock for the three-month periods ended June 30, 2012 and 2011, respectively, and 2,819,000 and 7,924,000 for the six-month periods ended June 30, 2012 and 2011, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

7. RESTRUCTURING AND IMPAIRMENT CHARGES

During the six-month period ended June 30, 2012, Lionbridge recorded $7.0 million of restructuring, impairment, and other charges. The $2.5 million of restructuring charges recorded in the six-month period ended June 30, 2012 included $2.3 million for workforce reductions in Europe, the Americas and Asia consisting of 30 technical staff, 3 administrative staff and 0 sales staff, $172,000 of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. All these charges related to the Company’s Global Language and Content (“GLC”) segment. The Company made $1.2 million of cash payments in the six-month period ended June 30, 2012 all of which related to the GLC operating segments.

During the three months ended June 30, 2012, Lionbridge determined that two events triggered an evaluation of long-lived assets under ASC 360, “Property, Plant, and Equipment” (“ASC360”) resulting in an aggregate impairment charge of $4,125,000. The first event involved certain software license and capitalized development costs in the amount of $3.9 million associated with the expected cash flows from the Company’s license of automated machine translation technology from IBM Corporation (the “RTTS License”) following the Company’s decision to integrate the Microsoft Translator machine translation engine in its GeoFluent SaaS-based real-time translation offering in place of the machine translation technology obtained through the RTTS License for certain language models. As the Company determined that the undiscounted cash flows associated with the RTTS License were lower than the carrying value, the RTTS License was written down to its estimated fair value of zero and a $3.9 million impairment charge was recorded. The second event related to the decision during the three months ended June 30, 2012 to offer for sale certain real property of the Company located in Wuppertal, Germany. The real property was recorded at fair value less selling costs, resulting in a $225,000 impairment charge.

During the six-month period ended June 30, 2011, Lionbridge recorded $2.7 million of restructuring charges. The $2.7 million of restructuring charges recorded in the six-month period ended June 30, 2011 included $2.5 million for workforce reductions in Europe, the Americas and Asia consisting of 24 technical staff, 3 administrative staff and 1 sales staff, $140,000 recorded for vacated facilities and associated site closure costs, and $97,000 of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”) and related literature. Of these charges, $2.7 million related to the Company’s Global Language and Content (“GLC”) segment and $9,000 related to the Interpretation segment. The Company made $4.8 million of cash payments in the six-month period ended June 30, 2011 with $4.8 million and $9,000 related to the GLC and Interpretation segments, respectively.

The following table summarizes the restructuring accrual activity for the six months ended June 30, 2012 and 2011, respectively, by initiative:

	2012	2011
Beginning balance, January 1	$2,867,000	$6,607,000
Employee severance:
Restructuring charges recorded	2,345,000	2,504,000
Cash payments related to liabilities recorded on exit or disposal activities	(937,000)	(4,520,000)

	1,408,000	(2,016,000)

Vacated facility/Lease termination:
Restructuring charges recorded	0	140,000
Revision of estimated liabilities	172,000	97,000
Cash payments related to liabilities recorded on exit or disposal activities	(265,000)	(313,000)

	(93,000)	(76,000)

Ending balance, June 30	$4,182,000	$4,515,000

At June 30, 2012, the Company’s consolidated balance sheet includes accruals totaling $4.2 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $2.7 million of these will be fully paid within twelve months. The remaining $1.5 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

8. INCOME TAXES

The (benefits from) provisions for income taxes for the three-month periods ended June 30, 2012 and 2011 were $(3.2) million and $560,000, respectively. The (benefits from) provisions for income taxes for the six-month periods ended June 30, 2012 and 2011 were $(2.6) million and $1.0 million, respectively. The tax (benefits from) provision for income taxes for the three and six-month period ended June 30, 2012 consisted primarily of taxes on income in foreign jurisdictions, a deferred tax benefit related to the release of valuation allowance resulting from the deferred tax liability recorded in purchase price accounting for the Productive Resources, LLC acquisition, as well as a tax benefit for the release of certain existing reserves for uncertain tax positions, primarily due to a favorable tax ruling in India.

The tax provisions for the three and six-month periods ended June 30, 2011 consisted primarily of taxes on income in foreign jurisdictions, a tax benefit for the release of certain existing reserves for uncertain tax positions, primarily due to the expiration of statutes of limitations, and taxes, interest and penalties recorded in relation to the Company’s uncertain tax positions. The tax provision for the six-month period also includes a foreign tax benefit for the $415,000 related to a refund received for an amended 2008 tax filing.

The balance of unrecognized tax benefits at June 30, 2012, not including interest and penalties, was $4.0 million, which, if recognized, would affect the effective income tax rate in future periods. Lionbridge also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At June 30, 2012, Lionbridge had approximately $1.5 million of interest and penalties accrued related to unrecognized tax benefits.

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

At June 30, 2012, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely.

Through March 31, 2011, Lionbridge’s India subsidiary, Lionbridge Technologies Private Limited (Lionbridge India), had a tax holiday granted by the Indian government and was exempt from corporate income tax on its operating profits. This tax holiday expired at the end of the Indian subsidiary’s March 31, 2011 tax year, and the Indian subsidiary has been subject to corporate income tax effective April 1, 2011.

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

Global Language and Content (“GLC”)—this segment includes solutions that enable the translation, localization and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Lionbridge GLC solutions involve translating, localizing and adapting content and products to meet the language and cultural requirements of users throughout the world. As part of its GLC solutions, Lionbridge also provides outsourced technical engineering, documentation and drafting solutions. Lionbridge GLC solutions are based on the Company’s cloud-based language technology platforms and applications, and its global service delivery model which make the translation and localization processes more efficient for Lionbridge clients and subscribers.

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

The Company’s internal reporting does not include the allocation of certain expenses to the operating segments but instead includes those other expenses in unallocated other expense. Unallocated expenses primarily include corporate expenses, such as interest expense, restructuring, impairment, foreign exchange gains and losses and governance expenses, as well as finance, information technology, human resources, legal, treasury and marketing expenses. The Company determines whether a cost is charged to a particular business segment or is retained as an unallocated cost based on whether the cost relates to a corporate function or to a direct expense associated with the particular business segment. For example, corporate finance, corporate information technology and corporate human resource expenses are unallocated, whereas operating segment finance, information technology and human resource expenses are charged to the applicable operating segment.

The table below presents information about the Company’s segment data for the three and six-month periods ended June 30, 2012 and 2011. Certain prior period segment data has been reclassified to conform to current year presentation. For the three and six months ended June 30, 2012, certain services previously reported as part of the Company’s GDT segment are now reported as part of its GLC segment. The amounts reclassified for the prior period are not material. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
Three Months Ended June 30, 2012
External revenue	$83,022,000	$30,046,000	$6,121,000	$—	$119,189,000
Cost of revenue (exclusive of depreciation and amortization)	54,663,000	20,800,000	5,110,000	—	80,573,000
Depreciation and amortization	1,119,000	412,000	7,000	695,000	2,233,000
Other operating expenses	18,602,000	3,718,000	469,000	—	22,789,000

Segment contribution	8,638,000	5,116,000	535,000	(695,000)	13,594,000
Interest expense and other unallocated items	—	—	—	(14,310,000)	(14,310,000)

Income (loss) before income taxes	8,638,000	5,116,000	535,000	(15,005,000)	(716,000)

Three Months Ended June 30, 2011
External revenue	$80,042,000	$27,070,000	$6,133,000	$—	$113,245,000
Cost of revenue (exclusive of depreciation and amortization)	54,332,000	19,113,000	5,363,000	—	78,808,000
Depreciation and amortization	1,014,000	256,000	26,000	723,000	2,019,000
Other operating expenses	18,980,000	3,707,000	397,000	—	23,084,000

Segment contribution	5,716,000	3,994,000	347,000	(723,000)	9,334,000
Interest expense and other unallocated items	—	—	—	(7,052,000)	(7,052,000)

Income (loss) before income taxes	5,716,000	3,994,000	347,000	(7,775,000)	2,282,000

Six Months Ended June 30, 2012
External revenue	$160,622,000	$58,646,000	$12,017,000	$—	$231,285,000
Cost of revenue (exclusive of depreciation and amortization)	107,774,000	40,998,000	9,974,000	—	158,746,000
Depreciation and amortization	2,216,000	814,000	13,000	1,315,000	4,358,000
Other operating expenses	37,034,000	7,539,000	963,000	—	45,536,000

Segment contribution	13,598,000	9,295,000	1,067,000	(1,315,000)	22,645,000
Interest expense and other unallocated items	—	—	—	(21,058,000)	(21,058,000)

Income (loss) before income taxes	13,598,000	9,295,000	1,067,000	(22,373,000)	1,587,000

	GLC	GDT	Interpretation	Corporate and Other	Total
Six Months Ended June 30, 2011
External revenue	$149,513,000	$51,416,000	$11,968,000	$—	$212,897,000
Cost of revenue (exclusive of depreciation and amortization)	103,899,000	36,144,000	10,501,000	—	150,544,000
Depreciation and amortization	1,946,000	440,000	53,000	1,453,000	3,892,000
Other operating expenses	37,436,000	7,063,000	1,065,000	—	45,564,000

Segment contribution	6,232,000	7,769,000	349,000	(1,453,000)	12,897,000
Interest expense and other unallocated items	—	—	—	(15,590,000)	(15,590,000)

Income (loss) before income taxes	6,232,000	7,769,000	349,000	(17,043,000)	(2,693,000)

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2011, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for the year ended December 31, 2011. There were no events or changes in circumstances during the six months ended June 30, 2012 which indicated that an assessment of the impairment of goodwill and other intangible assets was required.

Changes in the carrying amount of goodwill on a total consolidated basis and by reportable segment for the six months ended June 30, 2012, and for the year ended December 31, 2011, consisted of the following:

	GLC	GDT	Total
Balance at December 31, 2010, gross	$120,587,000	$9,675,000	$130,262,000
Accumulated goodwill impairment	(120,587,000)	—	(120,587,000)

Balance at December 31, 2011, net	$—	$9,675,000	$9,675,000
Balance at December 31, 2011, gross	$120,587,000	$9,675,000	$130,262,000
Accumulated goodwill impairment	(120,587,000)	—	(120,587,000)

Acquisition of Productive Resources, LLC	$5,534,000	$0	$5,534,000
Balance at June 30, 2012, net	$5,534,000	$9,675,000	$15,209,000

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset grouping are less than its carrying value. If it is determined that the asset group is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of acquired customer relationships (recorded with the acquisition of Bowne Global Solutions (“BGS”) in September 2005 and Productive Resources (“PRI”) in June 2012) include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

During the three months ended June 30, 2012, Lionbridge determined that two events triggered an evaluation of long-lived assets under ASC 360, “Property, Plant, and Equipment” (“ASC360”) resulting in an aggregate impairment charge of $4,125,000. The first event involved certain software license and capitalized development costs in the amount of $3.9 million associated with the expected cash flows from the Company’s license of automated machine translation technology from IBM Corporation (the “RTTS License”) following the Company’s decision to integrate the Microsoft Translator machine translation engine in its GeoFluent SaaS-based real-time translation offering in place of the machine translation technology obtained through the RTTS License for certain language models. As the Company determined that the undiscounted cash flows associated with the RTTS License were lower than the carrying value, the RTTS License was written down to its estimated fair value of zero and a $3.9 million impairment charge was recorded. The second event related to the decision during the three months ended June 30, 2012 to offer for sale certain real property of the Company located in Wuppertal, Germany. The real property was recorded at fair value less selling costs, resulting in a $225,000 impairment charge.

Intangible assets arose from the acquisition of BGS and PRI. BGS customer relationships are being amortized using an economic consumption method over an estimated useful life of 3 to 12 years. PRI customer relationships and non-compete agreement are being amortized using a straight-line method over an estimated useful life of 12 years and 5 years, respectively.

The following table summarizes other intangible assets at June 30, 2012 and December 31, 2011, respectively.

	June 30, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000,000	$(25,705,000)	$6,295,000	$32,000,000	$(24,744,000)	$7,256,000
PRI acquired customer relationships	$6,200,000	$(43,000)	$6,157,000	—	—	—
PRI acquired non-compete agreement	$1,300,000	$(21,000)	$1,279,000	—	—	—

	$39,500,000	$(25,769,000)	$13,731,000	$32,000,000	$(24,744,000)	$7,256,000

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at June 30, 2012 in the fiscal periods as follows:

Year ending December 31,
2012	$1,349,000
2013	2,360,000
2014	2,081,000
2015	1,852,000
2016	1,662,000
Thereafter	4,427,000

$13,731,000

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any financial assets and liabilities at either June 30, 2012 or December 31, 2011 designated as Level 1.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities have historically been an interest rate swap and foreign exchange forward contracts whose fair value were determined using pricing models predicated upon observable market spot and forward rates. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings as other (income) expense. The Company did not have any foreign exchange forward contracts outstanding at either June 30, 2012 or December 31, 2011. Lionbridge does not have any financial assets and liabilities as of June 30, 2012 or December 31, 2011 designated as Level 2.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not have any financial assets and liabilities at December 31, 2011 designated as Level 3. In the three months ended June 30, 2012, Lionbridge made available for sale certain real property in Germany. Following guidance in ASC 360, the asset was recorded at its fair value, less selling costs, of $684,000. The fair value was determined through a real property appraisal process which would be considered level 3.

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

New pronouncements issued but not effective until after June 30, 2012 are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

Overview

Lionbridge is a leading provider of language, development and testing solutions that enable clients to develop, release, manage and maintain their technology applications and content globally. Lionbridge Global Language and Content (“GLC”) solutions enable the translation, localization and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Lionbridge GLC solutions involve translating, localizing and adapting content and products to meet the language and cultural requirements of users throughout the world. As part of its GLC solutions, Lionbridge also provides outsourced technical engineering, documentation and drafting solutions. Lionbridge GLC solutions are based on the Company’s Web-based language technology platforms and global service delivery model which make the translation and localization processes more efficient for Lionbridge clients and translators. Certain of these Web-based language technologies are also available on a subscription basis to translators, enterprises and other third parties. On June 1, 2012, Lionbridge acquired Productive Resources, LLC, a provider of outsourced technical engineering, documentation and drafting solutions. PRI is included in the Company’s Global Language and Content (“GLC”) segment. PRI provides Lionbridge with operations in the Midwestern region of the United States and long-standing relationships with clients in the manufacturing sector. The acquisition also expands the Company’s delivery model for addressing all aspects of client’s global content lifecycle, including drafting, illustration, documentation, translation and support.

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

For the six-month period ended June 30, 2012, Lionbridge’s income from operations was $2.6 million, with a net income of $4.2 million. For the year ended December 31, 2011, the Company’s income from operations was $5.6 million with a net income of $1.7 million. As of June 30, 2012, the Company had an accumulated deficit of $230.8 million.

Certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro and other currencies, as a large portion of its cost of revenue and general and administrative expenses are payable in Euros and other currencies, while the majority of its revenues are recorded in U.S. Dollars. During the three and six months ended June 30, 2012, the value of the U.S. Dollar relative to other currencies strengthened by approximately 10.4% and 7.1%, respectively, from the corresponding periods of 2011. This resulted in unfavorable foreign currency impact on revenue for the three and six months ended June 30, 2012, particularly in the GLC segment. In addition, the Company’s operating income and net income for the three and six-month periods ended June 30, 2012 were favorably impacted by strengthening in the U.S. Dollar against other currencies as compared to the corresponding period of 2011, particularly in the GLC segment.

Critical Accounting Policies and Estimates

Lionbridge has identified the policies which are critical to understanding its business and results of operations. There have been no significant changes during the six months ended June 30, 2012 to the items disclosed as the critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

During the first quarter of 2012, Lionbridge adopted the authoritative guidance in FASB ASU 2011-05 and has presented a separate Condensed Consolidated Statement of Comprehensive Income (Loss). Total comprehensive income (loss) consists of net income (loss) and the net change in foreign currency translation adjustment.

Results of Operations

The following table sets forth for the periods indicated certain unaudited consolidated financial data as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	67.6	69.6	68.6	70.7
Sales and marketing	7.2	7.7	7.4	8.0
General and administrative	16.4	16.4	16.8	17.5
Research and development	1.2	1.3	1.2	1.3
Depreciation and amortization	1.4	1.3	1.4	1.3
Amortization of acquisition-related intangible assets	0.5	0.5	0.4	0.6
Restructuring, impairment and other charges	5.6	0.6	3.1	1.3

Total operating expenses	99.9	97.4	98.9	100.7

Income (loss) from operations	0.1	2.6	1.1	(0.7)
Interest expense:
Interest on outstanding debt	0.2	0.2	0.2	0.2
Amortization of deferred financing costs	—	—	—	—
Interest income	—	—	—	—
Other (income) expense, net	0.5	0.4	0.2	0.4

Income (loss) before income taxes	(0.6)	2.0	0.7	(1.3)
Provision for income taxes	(2.7)	0.5	(1.1)	0.5

Net income (loss)	2.1%	1.5%	1.8%	(1.8)%

Revenue. The following table shows GLC, GDT, and Interpretation revenues in dollars and as a percentage of total revenue for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
GLC	$83,022,000	70%	$80,042,000	71%	$160,622,000	70%	$149,513,000	70%
GDT	30,046,000	25%	27,070,000	24%	58,646,000	25%	51,416,000	24%
Interpretation	6,121,000	5%	6,133,000	5%	12,017,000	5%	11,968,000	6%

Total revenue	$119,189,000	100%	$113,245,000	100%	$231,285,000	100%	$212,897,000	100%

Revenue for the quarter ended June 30, 2012 was $119.2 million, an increase of $5.9 million, or 5.3%, from $113.2 million for the quarter ended June 30, 2011.

The revenue increase of $5.9 million in the quarter consists of $3.0 million net growth in each of the GLC and GDT businesses, respectively, partially offset by a $12,000 decrease in the Interpretation business. As compared to the three months ended June 30, 2011, revenue increased approximately $9.1 million, or 8.0%, as the result of organic growth, and $809,000 as a result of the acquisition of Productive Resources, LLC. These increases were partially offset by approximately $4.0 million, or 3.5%, due to the unfavorable impact of the strengthening in the exchange rate of the U.S. Dollar against most foreign currencies, in particular the Euro, period-over-period. Approximately 35.5% of Lionbridge’s revenue for the quarter ended June 30, 2012 is denominated in foreign currencies. The principal foreign currency applicable to Lionbridge’s business is the Euro. Approximately 25% of revenue for the quarter ended June 30, 2012 was denominated in Euro, and a majority of this revenue is concentrated in the GLC business. Accordingly, volatility in foreign currency exchange rates primarily affects the GLC business. During the quarter ended June 30, 2012, the U.S. Dollar was significantly strengthened against most foreign currencies, in particular the Euro, as compared to the quarter ended June 30, 2011. The Company believes that revenue growth from new and existing clients, including those in life sciences, manufacturing, and consumer technology sectors, may continue during the remainder of 2012.

Revenue for the six months ended June 30, 2012 was $231.3 million, an increase of $18.4 million, or 8.6%, from $212.9 million for the six months ended June 30, 2011. The increase of $18.4 million consists of $11.1 million, $7.2 million and $49,000 of revenue growth in GLC, GDT, and Interpretation, respectively. As compared to the six months ended June 30, 2011, revenue increased approximately $22.6 million, or 10.6%, as the result of organic growth, and $809,000 as a result of the acquisition of Productive Resources, LLC. These increases were partially offset by approximately $5.0 million, or 2.3%, due to the impact of unfavorable foreign exchange rate fluctuations. The U.S. Dollar was significantly stronger against certain foreign currencies, in particular the Euro, during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

Revenue from the Company’s GLC business for the quarter ended June 30, 2012 increased $3.0 million, or 3.7%, to $83.0 million from $80.0 million for the quarter ended June 30, 2011 as the result of $6.0 million of organic growth, and $809,000 as a result of the acquisition of Productive Resources, LLC. These increases were partially offset by approximately $3.8 million or 4.8%, due to the unfavorable impact of the strengthening in the exchange rate of the U.S. Dollar against most foreign currencies, in particular the Euro, period-over-period. For the six months ended June 30, 2012, revenue from the Company’s GLC business was $160.6 million, an increase of $11.1 million, or 7.4%, from $149.5 million for the six months ended June 30, 2011. As compared to the six months ended June 30, 2010, revenue increased approximately $15.0 million as the result of organic growth related to increased demand from several of the Company’s large existing clients and increased revenue from new engagements and customers that the company has secured over the past few quarters. In addition the acquisition of Productive Resources, LLC. increased revenue by $809,000. These increases were partially offset by approximately $4.7 million or 3.2%, due to the unfavorable impact of the strengthening in the exchange rate of the U.S. Dollar against most foreign currencies, in particular the Euro, period-over-period.

Revenue from the Company’s GDT segment was $30.0 million for the quarter ended June 30, 2012, an increase of $3.0 million, or 11.0%, from $27.0 million for the quarter ended June 30, 2011. For the six months ended June 30, 2011, revenue from the Company’s GDT segment was $58.6 million, an increase of $7.2 million, or 14.1%, from $51.4 million for the six months ended June 30, 2011. The period-over-period increases in GDT revenue were primarily due to expanded customer engagements with new and existing accounts. Revenue in the GDT segment is not materially impacted by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation segment was $6.1 million for the quarter ended June 30, 2012, essentially flat with $6.1 million for the quarter ended June 30, 2011. For the six months ended June 30, 2012 revenue from the Company’s Interpretation business was $12.0 million, also essentially flat with $12.0 million for the six months ended June 30, 2011. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client engagements. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the three and six-month period of the prior year and as a percentage of revenue for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30, 2012	% Change Q2 11 to Q2 12	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	% Change Six Months 11 to Six Months 12	Six Months Ended June 30, 2011
GLC:
Cost of revenue	$54,663,000	0.6%	$54,332,000	$107,774,000	3.7%	$103,899,000
Percentage of revenue	65.8%		67.9%	67.1%		69.5%
GDT:
Cost of revenue	20,800,000	8.8%	19,113,000	40,998,000	13.4%	36,144,000
Percentage of revenue	69.2%		70.6%	69.9%		70.3%
Interpretation:
Cost of revenue	5,110,000	(4.7%)	5,363,000	9,974,000	(5.0%)	10,501,000
Percentage of revenue	83.5%		87.4%	83.0%		87.7%

Total cost of revenue	$80,573,000		$78,808,000	$158,746,000		$150,544,000

Percentage of revenue	67.6%		69.6%	68.6%		70.7%

For the quarter ended June 30, 2012, as a percentage of revenue, cost of revenue decreased to 67.6% as compared to 69.6% for the quarter ended June 30, 2011 primarily due to the positive impact of the strengthening of the exchange rate of the U.S. Dollar against most foreign currencies, in particular the Euro, and to a lesser extent by the benefit of cost saving initiatives implemented in 2011 and 2012, in the Company’s GLC segment, as well as the continued benefits realized from the deployment and use of Lionbridge’s language management technology platforms.

For the quarter ended June 30, 2012, cost of revenue increased $1.8 million, or 2.2%, to $80.6 million as compared to $78.8 million for the corresponding period of the prior year. The increase was primarily in support of the $5.9 million increase of incremental revenue as compared to the corresponding period of the prior year. Cost of revenue reflects a benefit of approximately

$5.2 million attributable to the favorable impact of the strengthening of the U.S. Dollar against foreign currencies as noted above, and from favorable changes in revenue and service mix period-over-period. For the six months ended June 30, 2012, cost of revenue was $158.7 million, an increase of $8.2 million, or 5.4%, as compared to $150.5 million for the same period of 2011. This increase was primarily in support of the $18.4 million increase of incremental revenue as compared to the six months ended June 30, 2011. Cost of revenue reflects a benefit of approximately $6.7 million attributable to the favorable impact of the strengthening of the U.S. Dollar against certain currencies as noted above.

For the quarter ended June 30, 2012, cost of revenue as a percentage of revenue in the Company’s GLC business decreased to 65.8% as compared to 67.9% for the quarter ended June 30, 2012. For the quarter ended June 30, 2012, GLC cost of revenue increased $331,000, or 0.6%, to $54.7 million as compared to $54.3 million for the same quarter of the prior year. This increase is net of a benefit of approximately $4.2 million due to the favorable impact of the appreciation in the exchange rate of the U.S. Dollar against most foreign currencies, in particular the Euro. For the six months ended June 30, 2012, GLC cost of revenue increased $3.9 million, or 3.7%, to $107.8 million as compared to $103.9 million for the corresponding period of the prior year. This increase is net of a favorable benefit of approximately $5.4 million attributable to the appreciation of the U.S. Dollar against foreign currencies, as compared to the six months ended June 30, 2011, and to a lesser extent cost saving initiatives implemented in 2011 and 2012 in the Company’s GLC segment, and continued benefits realized from the deployment and use of Lionbridge’s language management technology platform.

For the quarter ended June 30, 2012, cost of revenue as a percentage of revenue in the Company’s GDT segment decreased to 69.2% as compared to 70.6% for the quarter ended June 30, 2011. For the quarter ended June 30, 2011, GDT cost of revenue increased $1.7 million, or 8.8%, to $20.8 million as compared to $19.1 million for the corresponding period of the prior year. For the six months ended June 30, 2012, cost of revenue was $41.0 million, an increase of $4.9 million, or 13.4%, as compared to $36.1 million for the same period of 2011. These increases were primarily in support of increased revenue, period over period. The increases are net of a favorable benefit attributable to the appreciation of the U.S. Dollar against foreign currencies of approximately $921,000 and $1.2 million in the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011.

For the quarter ended June 30, 2012, cost of revenue as a percentage of revenue in the Company’s Interpretation segment decreased to 83.5% as compared to 87.4% for the quarter ended June 30, 2012. This decrease is primarily attributable to operational and cost efficiencies and work mix variations in services, period-over-period. For the quarter ended June 30, 2012, Interpretation cost of revenue decreased $253,000, or 4.7%, to $5.1 million as compared to $5.4 million for the corresponding period of the prior year. The decrease is primarily due to operational and cost efficiencies and work mix variations in services, period-over-period.

For the six months ended June 30, 2012, cost of revenue as a percentage of revenue in the Company’s Interpretation segment decreased to 83.0% as compared to 87.7% for the corresponding period of the prior year. For the six months ended June 30, 2011, Interpretation cost of revenue decreased $527,000, or 5.0%, to $10.0 million as compared to $10.5 million for the corresponding period of the prior year. These decreases are primarily due to operational and cost efficiencies and work mix variations in services, period-over-period. The Company’s Interpretation segment is not materially impacted by foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three and six-month period of the prior year and as a percentage of revenue for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total sales and marketing expenses	$8,630,000	$8,701,000	$17,139,000	$16,979,000
(Decrease) Increase from prior year	(71,000)		160,000
Percentage of revenue	7.2%	7.7%	7.4%	8.0%

Sales and marketing expenses decreased $71,000, or 0.8%, for the three months ended June 30, 2012 as compared to the corresponding period of 2011. As a percentage of revenue, sales and marketing expenses decreased to 7.2% for the three months ended June 30, 2012 as compared to 7.7% for the three months ended June 30, 2011. This decrease is inclusive of a favorable benefit attributable to the appreciation of the U.S. Dollar against foreign currencies of approximately $270,000 in the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The improvement in the expense as a percentage of revenue also benefited from the increased revenue, period over period. Sales and marketing expenses increased $160,000, or 0.9%, for the six months ended June 30, 2012 as compared to the corresponding period of 2011. As a percentage of revenue, sales and marketing expenses decreased to 7.4% for the six months ended June 30, 2012 as compared to 8.0% for the six months ended June 30, 2011. This increase is inclusive of a favorable benefit attributable to the appreciation of the U.S. Dollar against foreign currencies of approximately $375,000 in the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. In addition, the improvement in the expense as a percentage of revenue, benefited from the increased revenue, period over period.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total general and administrative expenses	$19,504,000	$18,657,000	$38,680,000	$37,282,000
Increase from prior year	847,000		1,398,000
Percentage of revenue	16.4%	16.4%	16.8%	17.5%

General and administrative expenses increased $847,000, or 4.5%, for the three months ended June 30, 2012 as compared to the corresponding period of 2011. This increase is primarily driven by higher incentive compensation, and is inclusive of a favorable benefit attributable to the appreciation of the U.S. Dollar against foreign currencies of approximately $1.0 million in the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. As a percentage of revenue, general and administrative expenses remained at 16.4% for the quarters ended June 30, 2012, and 2011.

General and administrative expenses increased $1,398,000, or 3.7%, for the six months ended June 30, 2012 as compared to the corresponding period of 2011. This increase is primarily driven by higher incentive compensation, and is inclusive of a favorable benefit attributable to the appreciation of the U.S. Dollar against foreign currencies of approximately $1.4 million in the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. Approximately 51.0% of general and administrative expenses are denominated in non-U.S. Dollars and of that amount a majority of these expenses related to rent and compensation expense. As a percentage of revenue, general and administrative expenses decreased to 16.8% for the six months ended June 30, 2011, as compared to 17.5%, for the same period of the prior year. This decrease is primarily associated with the $18.4 million increase in revenue for the six months ended June 30, 2012, as compared to the corresponding period of the prior year and the result of the cost saving initiatives implemented during 2011.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used to perform localization services and the research and development of a globalization management system, its Translation Workspace SaaS-based offering, and development associated with it GeoFluent real-time translation SaaS-based offering based on automated machine translation technologies. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total research and development expense	$1,386,000	$1,518,000	$2,748,000	$2,914,000
Decrease from prior year	132,000		166,000
Percentage of revenue	1.2%	1.3%	1.2%	1.3%

Research and development expenses decreased $132,000, or 8.7%, for the three months ended June 30, 2012 as compared to the corresponding period of 2011. This decrease is primarily attributable to the favorable impact of exchange rates and shifting certain research and development offshore to lower cost operations in India. Approximately $82,000 of the decrease is due to the appreciation of the U.S. Dollar against most foreign currencies period-over-period.

Research and development expenses decreased $166,000, or 5.7%, for the six months ended June 30, 2012 as compared to the corresponding period of 2011. This decrease is primarily attributable to the favorable impact of exchange rates and shifting certain research and development offshore to lower cost operations in India. Approximately $110,000 of the decrease is due to the appreciation of the U.S. Dollar against most foreign currencies, year-over-year.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total depreciation and amortization expense	$1,688,000	$1,435,000	$3,333,000	$2,726,000
Increase from prior year	253,000		607,000
Percentage of revenue	1.4%	1.3%	1.4%	1.3%

Depreciation and amortization expense increased by $253,000 for the three months ended June 30, 2012 as compared to the corresponding period of 2011. This increase is primarily the result of depreciation of the increased investment in internal and external capitalized costs for the Company’s web-based hosted management technology platform, SaaS-based offering, and global IT infrastructure. This increase is net of a favorable benefit of approximately $81,000 due to the appreciation of the U.S. Dollar against most foreign currencies, period-over-period.

Depreciation and amortization expense increased by $607,000 for the six months ended June 30, 2012 as compared to the corresponding period of 2011. This increase is primarily the result of depreciation of the increased investment in internal and external capitalized costs for the Company’s web-based hosted management technology platform, SaaS-based offering, and global IT infrastructure. . This increase is net of a favorable benefit of approximately $112,000 due to the appreciation of the U.S. Dollar against most foreign currencies, period-over-period.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months ended June 30, 2012 and 2011 of $545,000 and $583,000, respectively, and for the six months ended June 30, 2012 and 2011 of $1.0 million and $1.2 million, respectively, relate to the amortization of identifiable intangible assets acquired from BGS in 2005 and PRI in June 2012.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the quarter ended June 30, 2012 of $207,000 decreased $3,000 from $210,000 for the quarter ended June 30, 2011. Interest expense for the six months ended June 30, 2012 of $422,000 increased $38,000 from $384,000 for the six months ended June 30, 2011.

Other Expense, Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $671,000 and $640,000 in other expense, net, in the three and six months ended June 30, 2012, respectively, as compared to $423,000 and $881,000 in other income, net, in the corresponding periods of the prior year. The variations are due to differences among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year.

(Benefit from) Provision for Income Taxes. The benefit from income taxes consists primarily of taxes on income in foreign jurisdictions, a deferred tax benefit related to the release of valuation allowance resulting from the deferred tax liability recorded in purchase price accounting for the Productive Resources, LLC acquisition, as well as a tax benefit for the release of certain existing reserves for uncertain tax positions, primarily due to a favorable tax ruling in India.

Liquidity and Capital Resources

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving credit agreement. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.75% – 2.50%, depending on certain conditions. At June 30, 2012, $30.7 million was outstanding with an interest rate of 2.0%. The fair value of debt approximates its current value of $30.7 million as of June 30, 2012. The Company was in compliance with the leverage and fixed charge coverage ratios specified in its revolving credit agreement as well as all other bank covenants as of June 30, 2012.

The following table shows cash and cash equivalents and working capital at June 30, 2012 and at December 31, 2011:

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$19,581,000	$25,219,000
Working capital	50,433,000	45,515,000

Lionbridge’s working capital increased $4.9 million, inclusive of $2.6 million working capital acquired with PRI, to $50.4 million at June 30, 2012, as compared to $45.5 million at December 31, 2011; accounts receivable and unbilled receivables totaled $95.5 million, an increase of $16.4 million as compared to December 31, 2011; and other current assets increased by $1.0 million as compared to December 31, 2011. Current liabilities totaled $75.5 million at June 30, 2012, an increase of $7.6 million from December 31, 2011.

The following table shows the net cash provided by (used in) operating activities, net cash used in investing activities, and net cash provided by financing activities for the six months ended June 30, 2012 and 2011, respectively:

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in) operating activities	$2,591,000	$(2,943,000)
Net cash used in investing activities	(13,721,000)	(7,305,000)
Net cash provided by financing activities	6,043,000	86,000

Net cash provided by operating activities was $2.6 million for the six months ended June 30, 2012, as compared to net cash used in operating activities of $2.9 million for the corresponding period of 2011. The $2.6 million net cash provided by operating activities was due to a net income of $4.2 million (inclusive of $8.2 million in depreciation, amortization, stock-based compensation and other non-cash expenses), a $14.6 million net increase in accounts receivable and unbilled receivables, a $2.2 million increase in other operating assets, a $7.8 million increase in accounts payable, accrued expenses and other operating liabilities, and a $890,000 decrease in deferred revenue. Lionbridge has not experienced any significant trends in accounts receivable and unbilled receivables other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing.

In the six months ended June 30, 2011, net cash used in operating activities was $2.9 million. Net cash provided by operating activities was due to net loss of $3.7 million (inclusive of $7.1 million in depreciation, amortization, stock-based compensation and other non-cash expenses), a $6.9 million net increase in accounts receivable and unbilled receivables, a $3.0 million increase in other operating assets, a $3.9 million increase in accounts payable, accrued expenses and other operating liabilities, and a $302,000 decrease in deferred revenue.

Net cash used in investing activities increased $6.4 million to $13.7 million for the six months ended June 30, 2012, as compared to $7.3 million for the corresponding period of 2011. The primary investing activity in the six months ended June 30, 2012 was $10.4 million, net of cash acquired, for the purchase of PRI and $3.3 million for property and equipment.

In the six months ended June 30, 2011, net cash used in investing activities was $7.3 million, consisting of $6.7 million for the purchase of property and equipment and $607,000 for payments of forward contracts

Net cash provided by financing activities for the six months ended June 30, 2012 was $6.0 million, an increase of $6.0 million as compared to $86,000 for the corresponding period of 2011. Net cash provided by financing activities consisted of $10 million of proceeds from our long term debt used to fund the PRI acquisition, $4.0 million of payments of long term debt $46,000 of proceeds from the issuance of common stock under option plans, $3.0 million proceeds from the issuance of short-term debt and $3.0 million payments of short-term debt.

Net cash provided by financing activities for the six months ended June 30, 2011 was $86,000. Net cash provided by financing activities consisted of $93,000 of proceeds from the issuance of common stock under option plans, $7,000 for payments of capital lease obligations, $10.0 million proceeds from the issuance of short-term debt and $10.0 million payments of short-term debt.

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

Contractual Obligations

As of June 30, 2012, there were no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Tax provisions during the six months ended June 30, 2012, primarily related to taxes, accrued interest, and releases of existing reserves for uncertain tax positions, have decreased the balance of unrecognized tax benefits by $753,000 to $5.5 million.

The Company believes that it is reasonably possible that approximately $779,000 of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.

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

New pronouncements issued but not effective until after June 30, 2012 are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of June 30, 2012, $30.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $61,000 impact on the Company’s interest expense based on the $30.7 million outstanding at June 30, 2012 with an interest rate of 2.0%. Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, 63% and 64% of its costs and expenses for the six-month periods ended June 30, 2012 and 2011, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 15% and 17% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of June 30, 2012 and December 31, 2011, respectively, while 14% and 16% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of June 30, 2012 and December 31, 2011, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $46.0 million and $48.4 million as of June 30, 2012 and December 31, 2011, respectively. The principal foreign currency applicable to the Company’s business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at June 30, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

Lionbridge acquired Productive Resources, LLC (“PRI”) in the second quarter of 2012, and it represented approximately 7% of our total assets as of June 30, 2012. As the acquisition occurred in the second quarter of 2012, the scope of our assessment of the effectiveness of internal control over financial reporting does not include PRI. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended June 30, 2012, the Company withheld 75,422 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
May 1, 2012 – May 31, 2012	73,189	$2.75
June 1, 2012 – June 30, 2012	2,233	$2.81

Total	75,422	$2.75

In addition, upon the termination of employees during the quarter ended June 30, 2012, 35,500 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended June 30, 2012:

Period	Total Number of Shares Forfeited
April 1, 2012 – April 30, 2012	22,000
May 1, 2012 – May 31, 2012	9,750
June 1, 2012 – June 30, 2012	3,750

Total	35,500

Item 6.	Exhibits

(a) Exhibits.

2.1	Unit Purchase Agreement dated June 1, 2012 between Steven R. Booher, as Trustee of the Steven R. Booher Declaration of Trust dated May 25, 2011, and Lionbridge Technologies, Inc. for the acquisition of Productive Resources, LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K (File Number: 000-26933) on June 4, 2012, and incorporated herein by reference).

31.1*	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101††	The following financial information from Lionbridge Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 8, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
†	Furnished herewith.
††	As provided in Rule 406T of regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 f the Securities and Exchange Act of 1934.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ DONALD M. MUIR
Donald M. Muir
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 8, 2012