Form 10-K
period 2012-12-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2013-03-15
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-26933

LIONBRIDGE TECHNOLOGIES, INC.

(Exact Name of registrant as specified in its charter)

DELAWARE	04-3398462
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1050 Winter Street, Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 434-6000

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC (Nasdaq Global Market)

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

Large accelerated filer  ☐            Accelerated filer  ☒

Non-accelerated filer  ☐    (Do not check if small reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2012, was approximately $177.0 million (based on the closing price of the registrant’s Common Stock on June 29, 2012, of $3.15 per share).

The number of shares outstanding of the registrant’s $0.01 par value Common Stock as of February 28, 2013 was 65,099,855.

DOCUMENTS INCORPORATED BY REFERENCE

Lionbridge intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2012. Portions of such proxy statement are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2012

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

About Lionbridge

Lionbridge is a leading provider of globalization solutions. We provide translation, online marketing, global content management and application testing solutions that ensure local relevancy, global brand consistency and technical usability. Using our global program management expertise, innovative cloud technology platforms and our global crowd of more than 100,000 independent professionals, we enable hundreds of world-leading brands to increase international market share, speed adoption of products and effectively engage their customers in local markets worldwide.

Lionbridge has three operating segments:

Global Language and Content (“GLC”): Through its GLC solutions, Lionbridge translates, localizes and adapts clients’ content and products to meet the language, cultural, technical and industry-specific requirements of users in local markets throughout the world. As part of its GLC solutions, Lionbridge also provides global marketing services and creates and translates technical documentation for clients who market to and support customers in global markets. Lionbridge GLC solutions utilize the Company’s cloud-based technology platforms and applications, and its global service delivery model, which make the translation, localization and content management processes more efficient for Lionbridge and its clients.

Global Development and Testing (“GDT”): Through its GDT solutions, Lionbridge tests software and online search results to help clients deliver high-quality, relevant applications in global markets. The Company’s GDT solutions ensure the quality, usability, relevance and performance of clients’ software, search engines, technology products, web applications, and content globally. As part of its GDT offering, Lionbridge also provides specialized enterprise crowdsourcing services including search relevance testing, in-country testing for mobile devices, and data management solutions.

Interpretation: Lionbridge offers telephonic, onsite and simultaneous interpretation services in over 360 languages to federal, state and local government agencies, businesses and healthcare organizations that require experienced linguists to facilitate communication. Through its network of qualified interpreters, Lionbridge identifies and deploys interpreters with the required combination of language skills, subject matter expertise and professional interpretation experience.

Lionbridge provides a full suite of globalization solutions to businesses in diverse end markets including technology, internet and media, manufacturing, mobile and telecommunications, life sciences, government, automotive, aerospace and retail. Lionbridge believes its services enable clients to gain market share, build loyalty and speed adoption of products and content in their international markets.

Lionbridge provides the following benefits to clients:

Global Scale.    With approximately 5,000 full-time equivalent employees worldwide, Lionbridge operates solution centers in 26 countries. Lionbridge utilizes its proven program management capabilities, its cloud-based technology platforms and its global crowd of qualified professionals to provide its clients with the optimal combination of technical, linguistic, cultural and industry-specific expertise. Lionbridge’s global infrastructure enables us to deliver high-value, cost-effective services and to meet its clients’ technical, linguistic, vertical market and geographic requirements.

In-Country Knowledge and Expertise.    Lionbridge service offerings are based on the Company’s ability to combine its own network of program and project managers, technical experts and delivery personnel around the world with an external network of pre-qualified, in-country independent professionals. Our network of professionals include more than 100,000 independent translators, interpreters, subject-matter experts, testers and data management specialists in more than 100 countries. This comprehensive crowd of professionals allows us to provide our clients with the in-country, local market knowledge and global expertise in technology, language and marketing. As a result, our clients can efficiently deliver products and online content that are technically, linguistically and culturally relevant for their target buyers in local markets worldwide.

Cloud-based Technologies.    Lionbridge solutions include technologies designed to make translation, online marketing, testing and crowdsourcing processes more efficient, productive and consistent. Lionbridge’s translation solutions are provided using Translation Workspace™, a cloud-based, multi-tenant translation memory application that simplifies translation processes and allows for automated, in context, use of previously translated words, phrases and glossaries. Translation Workspace is also offered commercially to independent translators and to enterprises. Lionbridge also offers GeoFluent™, a customizable, automated translation technology that translates online chat, enterprise community user forums and other user generated content in real-time. Lionbridge’s enterprise crowdsourcing practice uses a cloud-based task management platform that manages the workflows of private crowd professionals. In addition to its own technologies, Lionbridge services integrate third-party marketing applications such as search engine optimization (“SEO”) management, video translation, web content management, web analytics and proxy-based translation. Lionbridge believes its clients can use its comprehensive suite of technology-enabled solutions to improve their translation processes, increase the effectiveness of global online marketing programs, increase productivity and reduce costs.

Integrated Full-Service Offering.    Lionbridge serves as its clients’ outsource provider for developing, testing, translating, and managing multilingual content and technology across global end markets. Clients can utilize our comprehensive solutions to develop, optimize, release and maintain their global content and technology applications for their customers, prospects, partners and employees throughout the world. By outsourcing to a large-scale provider such as Lionbridge, organizations are able to focus on their core competencies and speed the process of communicating large amounts of information to customers, prospects and employees worldwide.

Lionbridge was incorporated in Delaware in September 1996. Our principal executive offices are located at 1050 Winter Street, Waltham, Massachusetts 02451, our telephone number is (781) 434-6000, and our Web site is www.lionbridge.com. We make available, free of charge, on our Web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as other reports it files with the SEC and amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. Lionbridge’s filings with the Securities and Exchange Commission are also available on the Web at www.sec.gov.

Lionbridge Segments

Lionbridge provides a full suite of globalization solutions. Our three operating segments are:

Global Language and Content (“GLC”) Services

Product Localization.    Lionbridge creates foreign language versions of its clients’ products and software applications, including the user interface, online help systems and documentation. Through its internationalization, software localization and technical translation services, Lionbridge provides its clients with culturally adapted multilingual versions of their products and applications. Lionbridge’s product localization services enable Lionbridge clients to release fully operable software applications, technology products and mobile devices that are adapted to the cultural, linguistic and technical requirements of users in specific international markets.

For example, Lionbridge provides localization services for a global mobile communications provider that releases dozens of new communication devices and related applications in more than 80 languages every year. Lionbridge localizes and tests software and related documentation, user interfaces and help screens for this client. The Lionbridge process is integrated with, and essential to, the client’s worldwide product release cycle. As a result, Lionbridge believes that it is reducing the time and expense required for its client’s new products to reach international markets, resulting in greater customer satisfaction worldwide.

Content Translation.    Lionbridge adapts online content, interactive media, marketing and support information to meet cultural, linguistic and business requirements of international markets. Lionbridge content translation services help organizations effectively communicate with their customers, prospects, partners and employees on a worldwide basis. By utilizing technology and integrating with its clients’ content management processes and systems, Lionbridge is able to manage the translation process in an automation-assisted manner for large volumes of content. Lionbridge combines technical writing and translation expertise, design and production capabilities, program management, standards-based automation technology, industry-specific knowledge and process optimization techniques to provide high-quality, client-specific solutions for multilingual content.

For example, Lionbridge manages frequently changing content for a client’s global website. Lionbridge is automating the process of extracting English language content from the client, routing the content through translation memory technology and workflow processes and publishing the translated content directly to the client in an automated manner. As a result of this streamlined process, Lionbridge estimates that it is saving this client significant time and cost associated with the ongoing management of its global website.

Global Marketing Operations (“GMO”).    Lionbridge develops, translates, deploys and manages digital marketing campaigns across languages, technical platforms and local content. Lionbridge GMO combines the Company’s language, content, global production management, and local market knowledge. This integrated solution allows marketing executives to provide a globally consistent, locally relevant online customer experience in international markets.

For example, for one global organization, Lionbridge develops and an implement search engine optimized web content across the client’s global websites, and uses this optimized content to manage the clients’ campaign operations in local markets worldwide. Lionbridge believes this integrated GMO solution helps the client increase global brand consistency and provide effective marketing content that is optimized for prospects and customers in more than 35 local markets worldwide.

Language Technology.    Lionbridge offers language technology solutions to enterprises, freelance translators and translation agencies on a Software-as-a-Service (“SaaS”) basis. Lionbridge offers two SaaS-based language technologies, Translation Workspace, a productivity technology for translators and agencies, and GeoFluent, a customized machine translation technology that translates content and communications into multiple languages on a real-time basis.

For example, one client deployed GeoFluent to enable its English-speaking customer service agents to conduct online chat sessions with non-English speaking customers and prospects, where chat screen content is displayed in the native language of each user. Because GeoFluent is integrated with the client’s online chat application, chat text is translated in real time so that the agent and the customer are always chatting in their native language. As a result, the client’s chat agents are able to help customers immediately instead of directing them to send a request via email or phone. This helps the client reduce wait times in the contact center, preserve customer satisfaction and reduce account cancellations.

Technical Engineering and Documentation.    Technical engineering and documentation includes the mechanical design, drafting and deployment of user-focused product documentation and training related assets using text, rich media, images, and animations. Lionbridge provides technical engineering drafting, authoring, production and integration of content for print, web, multimedia, mobile device and proprietary displays. As part of this solution, Lionbridge creates content and integrates applications for authoring and managing content.

For example, Lionbridge is working with a leading provider of power systems and services for use on land, at sea and in the air. Lionbridge provides technical authoring and illustration for documentation that is used by technicians in the process of repairing, maintaining and operating aircraft, marine engines and power and energy generating equipment. Lionbridge technical authoring and illustration is used in the client’s print documentation, electronic media and content management systems. Lionbridge manages the program across its solution centers in the U.S., U.K., Germany and India. Lionbridge believes that this integrated solution is enabling this client to produce high quality technical documentation while reducing its costs and shortening time to market.

GLC Services Delivery

To deliver its GLC services Lionbridge directly employs program and project managers, linguistic engineers, publishers, editors and quality assurance specialists. Lionbridge also maintains long-term, strategic relationships with an extensive network of third-party, independent, local-country translators and other language professionals, including independent agencies and freelance professionals. This approach allows Lionbridge to provide client delivery teams that have the appropriate combination of linguistic, technology and industry domain expertise and local country presence to meet each client’s specific needs. This flexible and scalable model also enables Lionbridge to manage large, complex client engagements while minimizing its costs.

To make the translation and localization process efficient, Lionbridge GLC services use technologies for translation productivity and workflow. Translation Workspace, Lionbridge’s cloud-based translation memory application, allows translators to collaborate, share knowledge, and deliver consistent results. Lionbridge GLC services also incorporate translation productivity and quality assurance technologies including Freeway®, a client portal that allows clients to initiate and track translation projects, and TMS, a translation management system for workflow. Lionbridge believes that its cloud-based language technologies increase efficiency and enable clients to better manage their language assets on a real-time basis. Using technology, Lionbridge increases the quality of multilingual content and enables the translation process to be more efficient as client programs grow in scope and duration. This technology-based approach allows Lionbridge to increase its opportunities for recurring clients and increase program efficiency over time.

Lionbridge’s delivery of its GLC services is based on its proprietary Lionbridge Excellence in Operations (“LEO”) process framework that assures quality and on-time deliverables to customers, internal teams and external partners. A roadmap for effective service delivery, LEO offers a unified, systematic approach to adapting products and content to a target locale’s technical, linguistic and cultural expectations. Lionbridge’s LEO incorporates regional and domain best practices and consolidates them into a standardized set of global processes to ensure repeatability, predictability and common expectations across various operating centers. Lionbridge’s process-oriented approach to production enables Lionbridge to deliver high-quality applications and content across multiple technology platforms, languages and cultures in a timely fashion, while continually improving process and service delivery for Lionbridge clients.

By integrating sophisticated global program management, qualified, independent crowd professionals and cloud-based language technologies, Lionbridge provides a unified approach to developing, releasing and maintaining multilingual content and technology applications and offers a high-return solution for worldwide delivery and support.

Global Development and Testing Services (“GDT”)

Testing.    Lionbridge provides a variety of testing services which are offered to clients under the VeriTest® brand. VeriTest services include enterprise-scale managed test teams, test process design, test automation, functional testing, performance testing, globalization testing, and application certification. The Company’s testing services are aimed at helping organizations improve product usability and customer satisfaction, while reducing the time and cost associated with quality assurance (“QA”), testing, and support. VeriTest globalization testing services determine whether the product is ready for international markets by ensuring that locale-dependent functions work as intended within the local hardware and software environment of the end user. As part of its testing services, Lionbridge helps clients implement a QA through a continuous process improvement method, provide return on investment dashboards to track improvements, deploy a Test Automation framework and reduce test software costs.

For example, Lionbridge provides a complete testing solution for many of the information management and printing technologies of a Fortune 100 provider of business and consumer technology products. Lionbridge tests these applications for functionality, interoperability, usability, environmental impact, duration, and full system performance – to ensure that the products meet the high quality standards required by the end customer while still meeting the providers’ costs and time to market goals. Lionbridge has implemented traditional labor cost management methods, and has introduced innovative process improvements to meet client budget, time-to-market, and quality objectives. Lionbridge believes that through its product engineering and testing services, the client is able to bring higher quality products to market faster and at reduced cost.

Enterprise Crowdsourcing.    Through its dedicated Enterprise Crowdsourcing (“ECS”) practice, Lionbridge provides a range of crowdsourcing solutions that build on Lionbridge’s skills for managing private crowds of qualified professionals in local markets worldwide. As part of its enterprise crowdsourcing solution, the Company helps organizations evaluate business processes to determine which jobs or tasks are best suited to crowdsourcing solutions, and then administers the entire crowdsourcing process for the client including finding, recruiting, qualifying, and paying independent crowd professionals and managing tasks via a secure enterprise task management platform. By providing immediate access to pre-qualified private crowds of more than 100,000 professionals across more than 100 countries, Lionbridge ECS assembles the right combination of cost, capability and skill on demand for business projects such as in-country testing, data entry, and data cleansing. As a result, Lionbridge believes its ECS solutions help enterprises increase productivity, maximize workforce elasticity and reduce workforce costs.

For example, for one global leader in web search and advertising, Lionbridge provides crowdsourcing services that provide insight into the intent of online users in local markets worldwide through a global community of more than 90,000 pre-qualified, bi-lingual professionals across 100+ countries and languages. As a result, Lionbridge believes it is helping this client deliver more relevant search results for queries generated in each of the client’s target global markets. Another client relied on Lionbridge enterprise crowdsourcing services to monitor regulatory changes across numerous countries. This enabled the client to gain essential regulatory knowledge via a crowdsourcing model at 30% less cost than using a large accounting firm. Lionbridge believes its enterprise crowdsourcing solutions enable clients to improve their online marketing efforts in local markets, increase efficiency and lower costs.

Interpretation Services

Lionbridge offers telephonic, onsite and simultaneous interpretation services in over 360 languages to federal, state and local government agencies, businesses and healthcare organizations that require experienced linguists to facilitate communication. Lionbridge provides turn-key interpretation solutions that include interpreter recruitment, testing, quality assurance, and assessment services. Through its network of over 10,000 qualified interpreters, Lionbridge can identify and deploy interpreters onsite or by phone that have the required combination of language skills, subject matter expertise and professional interpretation experience.

For example, for one U.S. government agency, Lionbridge provides telephonic interpretation services, onsite interpretation services and translation services during interviews of individuals seeking asylum or protection from removal to their home countries. As a result, Lionbridge believes that this government agency is assured of greater reliability in understanding and evaluating claims. For a large healthcare information service provider, Lionbridge provides interpretation services that link patients with interpreters who translate the confidential communications between the patients and healthcare providers. Lionbridge believes that this enables the healthcare information provider to effectively and efficiently service its total of approximately 500 non-English speaking users per month.

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

Clients

Lionbridge clients are predominantly Global 2000 companies in the technology, mobile and telecommunications, internet and media, life sciences, government, manufacturing, automotive, retail and aerospace sectors. Lionbridge provided services in excess of $50,000 to approximately 400 clients worldwide for the year ended December 31, 2012. The following companies are representative Lionbridge clients, each of whom purchased more than $2.0 million in services from Lionbridge in the year ended December 31, 2012:

Adobe	Expedia	Philips
Becton Dickinson	Golden Living	Porsche
Canon	Google	Quintiles
Caterpillar	Hewlett-Packard	Research in Motion
Cisco	LRN	Rolls Royce
Cummins	Microsoft	Samsung
U.S. Department of Homeland Security	Motorola	Studec
Dell	Nikon	U.S. Department of Justice
EMC	Nokia	Volvo
European Parliament	Pearson

In 2012, 2011 and 2010, Microsoft accounted for 17%, 17% and 20% of total revenue, respectively. In 2012, 2011, and 2010, Google accounted for 13%, 12% and 11% of total revenue, respectively. No other client accounted for greater than 10% of total revenue in 2012, 2011 or 2010. Lionbridge’s ten largest clients accounted for 55%, 56% and 56% of total revenue in 2012, 2011 and 2010, respectively.

Competition

Lionbridge provides a broad range of solutions for worldwide delivery of technology and content to its clients. The market for its solutions is highly fragmented, and Lionbridge has many competitors. Additionally, many potential customers address their translation, development and testing requirements through in-house capabilities and/or by using software to automate process, while others outsource their needs to providers such as Lionbridge. Lionbridge’s current competitors include the following:

—	Existing and prospective clients’ internal translation, localization and online marketing and QA departments;

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

Lionbridge may also face competition from a number of other companies in the future, including some companies that currently seek translation, online marketing, content authoring or testing services from Lionbridge. Other potential entrants into Lionbridge’s market include India-based and China-based development organizations that are providing a range of software development, testing and maintenance services for global technology companies that require translation of the products and applications they provide. As content management software is deployed internationally, these firms may be required to assist their customers with maintaining multilingual databases. While today these companies are often working with Lionbridge to assist in meeting their customers’ needs, it is possible that over time they will expand into offering competitive services.

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

Government Contracts

Many of Lionbridge’s customers within its Interpretation segment are U.S. Federal, State or local government entities as well as international government entities. A material portion of Lionbridge’s revenues from its Interpretations segment is derived from government entities, and in particular, from two contracts with the U.S. government, both of which were renewed for multi-year terms in 2009. From time to time, our other operating segments may also perform services for government entities. Lionbridge has typically been successful in maintaining existing relationships with government entities and in renewing its contracts for successive multi-year terms; however, there is no guarantee that it may continue to do so in the future. In addition, government entities often reserve the right to change the scope of engagements with limited notice, for lack of approved funding or at their convenience.

Intellectual Property Rights

Lionbridge’s success is dependent, in part, upon its proprietary methodologies and practices, including its Translation Workspace language platform, applications of its machine translation technologies, its Freeway portal technology, its proprietary linguistic testing practices and methodologies, its language assets and other intellectual property rights. Lionbridge has patents or patent applications pending relating to its language automation translation memory engine, its machine translation applications and its Translation Workspace and GeoFluent technologies and believes that the duration of these patents is adequate relative to the expected lives of their applications. Patents that have already been issued have remaining terms that range from 4-20 years. Lionbridge relies on a combination of trade secret, license, nondisclosure and other contractual agreements, and copyright and trademark laws to protect its intellectual property rights. Existing trade secret and copyright laws afford Lionbridge only limited protection. Lionbridge enters into confidentiality agreements with its employees, contractors and clients, and limits access to and distribution of Lionbridge’s and Lionbridge’s clients’ proprietary information. Lionbridge cannot assure that these arrangements will be adequate to deter misappropriation of its proprietary information or that it will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Employees

As of December 31, 2012, Lionbridge had approximately 5,000 full-time equivalent employees. Of these, approximately 4,300 were service delivery professionals and 700 were management and administrative personnel performing sales, operations, marketing, process and technology, research and development, finance, accounting, and other administrative functions.

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

For the years ended December 31, 2012, 2011 and 2010, Lionbridge’s largest client accounted for 17%, 17% and 20% of its total revenue, respectively, and its ten largest clients accounted for 55%, 56% and 56% of its total revenue, respectively. As a result, the loss of any major client or a significant reduction in a large project’s scope could materially reduce Lionbridge’s revenue and cash flow, and adversely affect its ability to maintain profitability.

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

The Company cannot predict global economic conditions or when and to what extent these conditions may affect our customers. The Company cannot ensure that its business financial condition or results of operations will not be adversely impacted by any negative economic conditions.

We may be unable to successfully execute on any of our identified business strategic opportunities or other business or strategic opportunities that we determine to pursue.

In order to pursue business and strategic opportunities, we will need to continue to build our infrastructure, our service and technology offerings and our operational capabilities. Our ability to do any of these successfully could be affected by one or more of the following factors:

—	our ability to recruit resources with specific language, technical and subject matter skills on a global basis;

—	the ability of our technology to perform as we expect;

—	our ability to execute our strategy and continue to operate a large, more diverse business efficiently on a global basis;

—	ability to effectively manage our third party relationships;

—	our ability to attract and retain qualified personnel;

—	our ability to effectively manage our employee and supplier costs and other expenses, particularly outside of the United States;

—	our ability to expand the range of solutions offered to our customers;

—	technology and application failures and outages, interruption of service, security breaches or fraud which could adversely affect our reputation and our relations with our clients;

—	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving service and pricing demands of the markets we serve; and

—	our ability to raise additional capital to fund our growth.

Our failure to adequately address the above factors would have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise, which might negatively affect our business.

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

Lionbridge’s expansion into web-based product and services offerings may not succeed and may harm its financial results and reputation.

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

Our infrastructure is dependent on third party technologies that may be difficult to deploy, integrate, or replace or which could cause errors or failures of our service.

We rely on computer hardware purchased or leased and software licensed from third parties as the basis for operational and internal operations and are dependent on these systems in order to conduct our internal business operations and to offer our services to our customers. Integrating, maintaining and upgrading this infrastructure is expensive and complex. Delays in implementation, inefficiencies or operational failures, including temporary or permanent loss of critical internal or customer data, could diminish the quality and/or timeliness of our services to customers and the information we utilize to make internal business and financial decisions. We have commenced a project to globally deploy an SAP-based system for timekeeping and human resources functionality which we expect will result in process efficiencies, higher quality data and generate cost savings; however, delays in implementation or unanticipated failures or defects in the system may affect the data we utilize to measure our business productivity, pay our resources and provide services to our customers. Any such failure or defect may materially adversely affect our business and financial performance. Moreover, third party technologies may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in providing services to our customers, managing our resources, and performing essential business operations, until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license and integrated. In addition, any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business. As a result, we may experience contractual liability, claims by customers and other third parties, damage to our reputation and governmental investigations, each of which may harm our operating results and financial condition.

A failure by Lionbridge to comply with the covenants under its revolving credit facility could trigger a default under that facility if not cured.

Lionbridge’s failure to comply with the financial and other restrictive covenants under its revolving credit agreement could result in an event of default, which, if not cured or waived, could result in the Company being required to repay these borrowings before their due date. There is no guarantee that the Company would be able to refinance these borrowings and the failure to refinance would have an adverse effect on the Company’s cash flows, results of operations and financial condition. If the Company is forced to refinance these borrowings on less favorable terms, its results of operations and financial condition could be adversely affected by increased costs, rates and terms.

Lionbridge’s results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.

Lionbridge conducts a large portion of its business in international markets. For the years ended December 31, 2012 and 2011, respectively, 35% and 38% of Lionbridge’s revenue was denominated in foreign currencies. In addition, 62% and 64% of its costs and expenses for the years ended December 31, 2012 and 2011, respectively, were denominated in foreign currencies. Therefore, the Company is exposed to the risk of an increase in the value of the foreign currencies relative to the U.S. Dollar, which would increase the value of those expenses when measured in U.S. Dollars. Lionbridge’s foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of certain assets and liabilities create fluctuations that may result in translation gains or losses. Management selectively engages in foreign exchange hedging transactions (typically, forward contracts) designed to minimize its exposure to foreign exchange rate fluctuations. Management regularly reviews the hedging program and will make adjustments as necessary, including suspending or accelerating hedging activities based on its judgment of the efficacy of such programs under anticipated market and economic conditions. However, there can be no assurance that our foreign currency management strategy will adequately protect our financial condition or results of operation from the effects of future exchange rate fluctuations.

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

Lionbridge engages resources in multiple countries worldwide and from time-to-time places them in workplaces of its customers. It is also involved in human capital management solutions that involve the recruitment and payment of individuals on a global basis. Lionbridge also may engage in redundancy or other reduction in force actions in light of any decline in demand for its services due to global economic conditions. Risks related to these activities include:

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

Lionbridge has made strategic acquisitions in 2012. The Company may make acquisitions in the future as part of its long-term business strategy. Lionbridge may not realize the anticipated benefits of any acquisition, or Lionbridge may not realize the anticipated benefits as quickly as originally anticipated. In particular, the process of integrating acquired companies into the Company’s existing business may result in unforeseen difficulties and delays. These risks include:

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

Pursuing and completing potential acquisitions, business combinations or other strategic transactions could disrupt our business and divert management attention and financial resources and may not produce the desired business results.

Lionbridge may pursue and make selected acquisitions of complementary businesses, or may explore an acquisition of us or a particular line of our business by a third party. Lionbridge does not have specific personnel dedicated solely to pursuing and making acquisitions or strategic transactions. As a result, if Lionbridge pursues any such transaction, its management, in addition to their operational responsibilities, could spend a significant amount of time and management and financial resources to pursue and structure a transaction. To fund the purchase price of an acquisition, Lionbridge might use capital stock, cash or a combination of both. Alternatively, Lionbridge may borrow money from a bank or other lender. If it uses capital stock, Lionbridge’s stockholders will experience dilution. If it uses cash or debt financing, Lionbridge’s financial liquidity may be reduced. In addition, from an accounting perspective, an acquisition may involve amortization of significant amounts of other intangible assets that could adversely affect Lionbridge’s ability to maintain profitability.

Despite the investment of these management and financial resources, a strategic transaction may not produce the desired business results or expected benefits, including without limitation, the revenue, earnings or business synergies that Lionbridge anticipated or may produce such synergies less rapidly than anticipated for a variety of reasons, including:

—	difficulties in the assimilation of the operations, operational systems deployments, technologies, services, products and personnel of an acquired company;

—	failure of acquired technologies and services to perform as expected;

—	risks of entering markets in which Lionbridge has no, or limited, prior experience;

—	misjudgment with respect to value;

—	exposure to litigation from the counterparties to any such transaction, other third parties or our shareholders;

—	higher than expected transaction costs;

—	an inability to successfully consummate any such transaction;

—	effects of any undisclosed or potential legal or tax liabilities of the an company;

—	compliance with additional laws, rules or regulations that Lionbridge may become subject to as a result of an acquisition that might restrict Lionbridge’s ability to operate; and

—	the loss of key employees of an acquired company.

Lionbridge may not be able to successfully address these problems or avoid these risks. Lionbridge’s future operating results may depend to a significant degree on Lionbridge’s ability to successfully integrate acquisitions and manage operations while controlling expenses and cash outflows. We may not be able to achieve the expected benefits of any such transaction or deliver the value thereof to our shareholders.

Difficulties presented by international economic, political, legal, health, accounting and business factors could negatively affect Lionbridge’s business in international markets.

Lionbridge conducts business and has operations and clients throughout the world. As a result, Lionbridge’s business is subject to political unrest and economic fluctuations in various countries and to more cost-intensive social insurance and employment laws and regulations, particularly in Europe. In addition, as Lionbridge continues to employ and retain personnel throughout the world and to comply with various employment laws, it may face difficulties in integrating such personnel on a cost-efficient basis. In the U.S. and certain other countries, new employment and labor laws and regulations have been proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. There can be no assurance that the corporate policies Lionbridge has in place to help reduce its exposure to these risks will be effective or that the Company will not experience losses as a result of these risks. Lionbridge may face difficulties and expense in reducing its workforce in certain high cost countries and regions, including Europe. If Lionbridge seeks to expand its operations, it may become more difficult to manage its international business. In addition, Lionbridge’s ability to engage individual interpreters and translators as contractors rather than employees may be impacted by changes in employment laws, regulations and interpretations in certain jurisdictions, which may expose Lionbridge to additional costs and expenses. In addition, compliance with complex foreign and U.S. laws and regulations that apply to Lionbridge’s international operations increases the Company’s cost of doing business in international jurisdictions and could expose the Company to fines or penalties. These numerous and sometimes conflicting laws and regulations include import and export requirements, trade restrictions, tax laws, sanctions, data privacy requirements, labor laws, U.S. laws and regulations such as the Foreign Corrupt Practices Act and the regulations of the Office of Foreign Asset Controls (“OFAC”), and local laws. Violations of these law and regulations could result in fines, criminal sanctions, prohibitions on the conduct of Lionbridge’s business and damage to the Company’s reputation. Although Lionbridge has implemented policies and procedures designed to ensure compliance with these laws, the Company cannot guarantee compliance. Any such violations could materially damage the Company’s reputation, its ability to attract and retain employees, our business and our operating results. Lionbridge’s and its clients’ abilities to conduct business may also be affected by wars, political unrest, terrorism, natural disasters or the impact of diseases such as avian influenza. Furthermore, as a result of operating in international markets, Lionbridge is subject to longer payment cycles from many of its customers and may experience greater difficulties in timely accounts receivable collections. If Lionbridge fails to manage these operations successfully, its ability to service its clients and grow its business will be seriously impeded.

Goodwill, intangible assets and other long-lived assets represent a portion of Lionbridge’s assets; any impairment of Lionbridge’s goodwill, intangible assets or other long-lived assets will adversely impact its net income.

At December 31, 2012, Lionbridge had goodwill, intangible assets, and other long-lived assets of approximately $55.0 million, net of accumulated amortization, which represented approximately 29.8% of its total assets. Lionbridge’s goodwill is subject to an impairment test on an annual basis. Goodwill, intangible assets, and other long-lived assets are also tested whenever events and circumstances indicate that they may be impaired. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services, increased competition, an increase in operating or other costs, additional volatility in international currencies, the pace of technological improvements, or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. Any excess goodwill resulting from the impairment test must be written off in the period of determination. In 2012, the Company recorded an impairment charge of $4.0 million related to certain software license and capitalized development costs related to the automated machine translation technology licensed from IBM Corporation and $0.2 million related to the decision to offer for sale certain real property of the Company located in Wuppertal, Germany. Lionbridge recorded a goodwill impairment charge of $120.6 million during the year ended December 31, 2008. Although the Company does not believe that an impairment of Lionbridge’s remaining goodwill, intangible assets or other long-lived assets exists at this time, in the event that such a condition or event occurs, we may record additional charges which could have a material adverse effect on our results of operations.

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

From time to time, Lionbridge’s services involve the use, storage and transmission of confidential and/or personal data, including information of its employees and resources and sensitive customer information. We are dependent on information technology networks and systems to process, transmit and store this sensitive information. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize, record and store sensitive or confidential data. As a result, we are subject to laws and regulations designed to protect this information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure or recording of sensitive or confidential employee, client or customer data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and employees. Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, business, results of operations, financial condition and cash flows. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among various jurisdictions and countries in which we provide services. Lionbridge’s failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to its reputation in the marketplace.

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

For the years ended December 31, 2012, 2011, 2010 and 2009, Lionbridge achieved an operating profit of $10.2 million, $5.6 million, $3.0 million and $1.4 million, respectively. For the year ended December 31, 2008, Lionbridge incurred an operating loss of $114.2 million, which included a $120.6 million goodwill impairment charge. For the years ended December 31, 2007, 2006 and 2005, Lionbridge achieved operating profits of $9.0 million, $15.0 million, and $1.3 million, respectively. However, prior to 2005, Lionbridge incurred substantial losses and may incur losses in the future. Lionbridge has an accumulated deficit of $223.6 million as of December 31, 2012. Lionbridge intends to continue to invest in internal expansion, infrastructure, select acquisitions and its sales and marketing efforts. Lionbridge cannot assure you that it will continue to achieve operating profits in the future or will generate net income in the future.

Changes in, or interpretations of, tax rules and regulations may adversely affect Lionbridge’s effective tax rates.

Lionbridge is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining Lionbridge’s worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Lionbridge is subject to the continual examination by tax authorities in certain jurisdictions, most notably India, and the Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although Lionbridge believes its tax estimates are reasonable, the final determination of tax audits could be materially different than what is reflected in historical income tax provisions and accruals, and could result in a material effect on the Company’s income tax provision, net income, or cash flows in the period or periods for which that determination is made. If additional taxes are assessed, the possibility exists for an adverse impact on Lionbridge’s financial results.

The Indian taxing authorities issued assessment orders for the fiscal years ended March 31, 2007, March 31, 2008 and March 31, 2009 of our Indian subsidiary, Lionbridge Technologies Private Ltd. (“Lionbridge India”). At issue in these assessments were several matters, the most significant of which was the redetermination of the arm’s-length profit related to intercompany transactions (“Transfer Pricing”). We are contesting all three years of assessments, and they are all at various stages of appeals. If we do not prevail in our appeals, we may incur an additional legal liability and obligations to pay additional interest, penalties and costs related to such matters.

Lionbridge’s future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, changes in relative amounts of income before taxes in the various jurisdictions in which Lionbridge operates that have differing statutory tax rates, or by changes in the valuation of the Company’s deferred tax assets or liabilities.

In general, Lionbridge’s cash and net assets held outside of the United States are not legally restricted from being transferred to the United States in order to assist with debt repayment, domestic capital expenditures and other working capital requirements of the U.S. parent company, Lionbridge Technologies, Inc. In the event that a transfer did occur, such funds would be subject to applicable local withholding taxes and U.S. taxes in certain circumstances which would adversely impact our financial condition and results of operations.

Lionbridge has sizeable net operating losses, which currently have a valuation allowance recorded against them, based on management’s review of both the positive and negative evidence, and their determination that it is more-likely-than-not that all or a portion of the deferred tax asset will not be realized. In the United States, the Company has a substantial net operating loss with a valuation allowance recorded against it. Changes in the valuation allowance could have a substantial favorable impact on the effective tax rate in the period of release and an unfavorable impact in future periods.

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

If future results are different than anticipated, there may be adjustments to stock—based compensation expense.

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

Lionbridge maintains solution centers in North America, South America, Europe and Asia. Lionbridge’s headquarters and principal administrative, finance, legal, sales and marketing, investor relations and information technology operations are located in Waltham, Massachusetts. Its principal operational facilities are located as follows (with principal operating segments that utilize each facility identified in parentheses):

—

North America—Bellevue, Washington (GLC); Boise, Idaho (GDT); Madison Heights, Michigan (GDT); Silver Spring, Maryland (Interpretation); Vancouver, Washington (GDT); Louisville, Colorado (GDT); Columbus, Illinois (GLC); Indianapolis, Indiana (GLC); St. Louis, Missouri (GLC); Camp Hill, Pennsylvania (GDT); and Montreal, Canada (GLC)

—	South America—Brazil (GLC), Chile (GLC)

—

Europe—Belgium (GLC), Denmark (GLC), England (GLC), Finland (GLC), France (GLC), Germany (GLC), Ireland GLC, GDT and Interpretation), Italy (GLC), The Netherlands (GLC), Norway (GLC), Portugal (GLC), Poland (GLC and GDT), Slovakia (GLC), Spain (GLC), Sweden (GLC)

—	Asia—China (GLC and GDT), India (GLC and GDT), Japan (GLC), South Korea (GLC), Singapore (GLC and GDT), Taiwan (GLC and GDT), Thailand (GLC)

Item 3.	Legal Proceedings

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement. Five of those appeals were dismissed with prejudice on October 6, 2010. On May 17, 2011, the Court of Appeals dismissed four of the remaining appeals. On January 10, 2012, the last remaining appeal was dismissed with prejudice, as a result of which the settlement became final, by its terms. All settlement proceeds have been disbursed. The Company’s financial contribution to the settlement was fully covered by insurance.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 28, 2013, there were 811 holders of record of Lionbridge’s common stock. Lionbridge’s common stock is listed and traded on the Nasdaq Global Market under the symbol “LIOX”.

The following table sets forth, for the periods indicated, the range of high and low intraday sales prices for the common stock for the past eight quarters, all as reported by the Nasdaq Global Market of the Nasdaq Stock Market LLC.

	High	Low
2012
First Quarter	$3.05	$2.20
Second Quarter	$3.28	$2.49
Third Quarter	$3.78	$2.81
Fourth Quarter	$4.25	$3.05

2011
First Quarter	$4.28	$3.10
Second Quarter	$3.73	$2.57
Third Quarter	$3.56	$2.24
Fourth Quarter	$3.06	$1.94

During 2012, the Company purchased 443,873 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested, 17,773 of these restricted shares were purchased during the quarter ended December 31, 2012 at an average price per share of $3.63. The following table provides information about Lionbridge’s purchases of restricted shares for the year ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2012—January 31, 2012	252,658	$2.69
February 1, 2012—February 29, 2012	94,710	$2.74
May 1, 2012—May 31, 2012	73,620	$2.75
June 1, 2012—June 30, 2012	2,233	$2.81
August 1, 2012—August 31, 2012	1,579	$3.06
September 1, 2012—September 30, 2012	1,300	$3.33
October 1, 2012—October 31, 2012	8,410	$3.18
November 1, 2012—November 30, 2012	1,040	$3.44
December 1, 2012—December 31, 2012	8,323	$4.10

	443,873	$2.75

In addition, upon the termination of employees during the year ended December 31, 2012, 98,789 unvested restricted shares were forfeited, 13,500 of which were forfeited in the quarter ended December 31, 2012. The following table provides information about Lionbridge’s forfeited restricted shares for the year ended December 31, 2012:

Period	Total Number of Shares Forfeited
January 1, 2012—January 31, 2012	10,500
February 1, 2012—February 29, 2012	18,351
March 1, 2012—March 31, 2012	2,500
April 1, 2012—April 30, 2012	22,000
May 1, 2012—May 31, 2012	11,625
June 1, 2012—June 30, 2012	3,750
July 1, 2012—July 31, 2012	16,000
August 1, 2012—August 31, 2012	563
October 1, 2012—October 31, 2012	3,000
November 1, 2012—November 30, 2012	2,000
December 1, 2012—December 31, 2012	8,500

98,789

Lionbridge currently intends to retain any earnings for its use in its business. Lionbridge has not paid any cash dividends on its capital stock in the last two completed fiscal years and does not currently anticipate paying any cash dividends on its capital stock in the foreseeable future.

The following chart compares the total stockholder return on a cumulative basis of $100 invested in Lionbridge’s common stock for the period from December 31, 2007 through December 31, 2012 to the Nasdaq Composite Index, Morningstar Business Services and 7389—Services—Business Services, NEC.

	2007	2008	2009	2010	2011	2012
LIONBRIDGE TECHNOLOGIES, INC.	100.00	35.21	64.80	103.96	64.52	113.26
NASDAQ COMPOSITE INDEX	100.00	60.02	87.24	103.08	102.26	120.41
MORNINGSTAR BUSINESS SERVICES	100.00	68.88	87.97	100.50	104.37	121.24
7389—SERVICES—BUSINESS SERVICES, NEC INDEX	100.00	67.44	107.46	117.26	141.56	171.72

The Stock Performance Graph furnished shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Equity Compensation Plan Information

Please see Part III, Item 12 for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Item 6.	Selected Financial Data

The selected consolidated financial data as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 have been derived from the audited consolidated financial statements of Lionbridge which appear as part of Item 15 of this Form 10-K. The selected consolidated financial data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 have been derived from audited consolidated financial statements of Lionbridge that are not included in this Form 10-K.

The historical results presented are not necessarily indicative of future results. You should read the data set forth below in conjunction with the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$457,198	$427,856	$405,238	$389,250	$461,432
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	314,252	296,221	275,474	264,038	314,137
Sales and marketing	34,807	33,563	31,218	28,777	33,551
General and administrative	75,258	75,047	74,087	74,056	87,872
Research and development	5,399	5,765	3,880	4,026	5,273
Depreciation and amortization	6,616	5,956	4,901	4,619	4,741
Amortization of acquisition-related intangible assets	2,454	2,332	4,892	5,520	8,441
Goodwill impairment	—	—	—	—	120,587
Restructuring, impairment and other charges	8,206	3,369	7,762	6,842	1,007

Total operating expenses	446,992	422,253	402,214	387,878	575,609

Income (loss) from operations	10,206	5,603	3,024	1,372	(114,177)
Interest expense:
Interest on outstanding debt	732	722	939	1,777	3,872
Accretion of discount on debt and deferred financing costs	99	100	311	177	177
Interest income	80	71	87	122	527
Other expense, net	1,054	3,195	1,749	3,732	2,603

Income (loss) before income taxes	8,401	1,657	112	(4,192)	(120,302)
(Benefit from) provision for income taxes	(2,931)	(71)	1,402	(184)	(997)

Net income (loss)	$11,332	$1,728	$(1,290)	$(4,008)	$(119,305)

Net income (loss) per share: (1)
Basic	$0.19	$0.03	$(0.02)	$(0.07)	$(2.14)
Diluted	$0.19	$0.03	$(0.02)	$(0.07)	$(2.14)
Weighted average number of shares outstanding:
Basic	59,102	57,859	56,690	56,036	55,837
Diluted	61,119	59,478	56,690	56,036	55,837

(1)	See Note 2 to Lionbridge’s consolidated financial statements included in Item 15 for an explanation of the basis used to calculate net income (loss) per share.

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$25,797	$25,219	$28,206	$27,432	$37,978
Working capital	52,182	45,515	40,795	36,182	57,163
Total assets	184,057	157,747	156,976	152,719	184,182
Long-term debt, less current portion and discounts	26,700	24,700	24,700	24,700	55,700
Stockholders’ equity	69,581	51,292	45,174	41,029	39,670

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Founded in 1996, Lionbridge is a leading provider of globalization solutions. We provide translation, online marketing, global content management and application testing solutions that ensure global brand consistency, local relevancy and technical usability across all touch points of the customer lifecycle. Using our innovative cloud technology platforms and our global crowd of more than 100,000 professionals, we enable hundreds of world-leading brands to increase international market share, speed adoption of products and effectively engage their customers in local markets worldwide.

Through its Global Language and Content (“GLC”) solutions, Lionbridge translates, localizes and adapts clients’ content and products to meet the language, cultural, technical and industry-specific requirements of users in local markets throughout the world. As part of its GLC solutions, Lionbridge also provides global marketing services and creates and translates technical documentation for clients who market to and support customers in global markets. Lionbridge GLC solutions utilize the Company’s cloud-based technology platforms and applications, and its global service delivery model, which make the translation, localization and content management processes more efficient for Lionbridge and its clients.

Through its Global Development and Testing (“GDT”) solutions, Lionbridge tests software and online search results to help clients deliver high-quality, relevant applications in global markets. The Company’s GDT solutions ensure the quality, usability, relevance and performance of clients’ software, search engines, technology products, web applications, and content globally. As part of its GDT offering, Lionbridge also provides specialized enterprise crowdsourcing services including search relevance testing, in-country testing for mobile devices, and data management solutions.

Lionbridge provides interpretation services for government, business and healthcare organizations that require experienced linguists to facilitate communication. Lionbridge provides interpretation communication services in more than 360 languages and dialects, including onsite interpretation, over-the-phone interpretation and interpreter testing, training, and assessment services.

Lionbridge provides a full suite of globalization solutions to businesses in diverse end markets including technology, internet and media, manufacturing, mobile and telecommunications, life sciences, government, automotive, aerospace and retail. Core to all Lionbridge solutions is the Company’s Global Customer Lifecycle (“GCL”) framework that addresses the complexities global organizations face in providing a seamless and compelling experience for their global customers. Using the GCL approach, Lionbridge believes its services enable clients to gain market share, build loyalty and speed adoption of products and content in their international markets.

In 2012, 2011, 2010 and 2009, Lionbridge’s operating profit was $10.2 million, $5.6 million, $3.0 million and $1.4 million, respectively. In 2012 and 2011, Lionbridge’s net income was $11.3 million and $1.7 million, respectively. In 2010 and 2009, Lionbridge’s net loss was $1.3 million and $4.0 million, respectively. In 2008, Lionbridge’s operating loss was $114.2 million (which included a goodwill impairment charge of $120.6 million) with a net loss of $119.3 million. Lionbridge had an accumulated deficit of $223.6 million at December 31, 2012.

Critical Accounting Policies and Estimates

Lionbridge’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Lionbridge to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Lionbridge periodically evaluates its estimates. Lionbridge bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Lionbridge reviewed the development, selection, and disclosure of the following critical accounting policies and estimates with its audit committee and the Company’s board of directors. Lionbridge’s critical accounting estimates relate to the following: revenue recognition, allowance for doubtful accounts, business combinations, valuation of goodwill, intangible assets and other long-lived assets and the provision for income taxes.

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

Product and content globalization and product certification projects are generally fixed price contracts and revenue is recognized as services are delivered. Depending on specific contractual provisions and the nature of the deliverable, revenue is recognized (1) on a proportional performance model based on level of effort, (2) as milestones are achieved or (3) when final deliverables have been met. Amounts billed in excess of revenue recognized are recorded as deferred revenue.

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

Lionbridge’s GLC agreements with its customers may provide the customer with a fixed and limited time period following delivery during which Lionbridge will attempt to address any non-conformity to previously agreed upon objective specifications relating to the work, either in the form of a limited acceptance period or a post-delivery warranty period. Management believes recognition of revenue at the time the services are delivered is appropriate, because its obligations under such provisions are limited in time, limited in scope, and historically have not involved significant costs. In the future, if the post delivery acceptance or warranty provisions become more complex or include subjective acceptance criteria, Lionbridge may have to revise its revenue recognition policy accordingly, which could affect the timing of revenue recognition.

Lionbridge’s GLC segment includes Translation Workspace, the Company’s hosted proprietary, internet-architected translation memory application that simplifies translation management and GeoFluent, the Company’s customized machine translation technology. These SaaS-based applications are available to translators and enterprises on a subscription basis. Access revenue is billed in advance and generally recognized over the subscription period. Incremental overage fees are recognized in the period incurred.

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

Revenue includes reimbursement of travel, out-of-pocket expenses, certain facilities and hardware costs with equivalent amounts of expense recorded in cost of revenue.

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

Valuation of Goodwill, Intangible Assets and Other Long-lived Assets.    Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include: an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding

Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of a reporting unit will may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2012, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value substantially exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for the year ended December 31, 2012. Estimating future cash flows requires management to make projections that can materially differ from actual results.

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset grouping are less than its carrying value. If it is determined that the asset is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of acquired customer relationships include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships. In 2012, the Company recorded an impairment charge of $4.0 million related to certain software license and capitalized development costs related automated machine translation technology licensed from IBM Corporation and $0.2 million related to the decision to offer for sale certain real property of the Company located in Wuppertal, Germany.

Provision for (Benefit from) Income Taxes.    Lionbridge is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing its consolidated financial statements. This involves estimating the current taxes in each taxing jurisdiction in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made to determine the likelihood that any deferred tax asset will be utilized to offset taxable income. To the extent that Lionbridge determines that it is more-likely-than-not that its deferred tax assets will not be utilized, a valuation allowance is established. A change in taxable income in future periods that is significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense.

Acquisitions

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2012 have resulted in the cumulative recognition of approximately $224.7 million of goodwill and other intangible assets on its balance sheet. The Company recorded a noncash goodwill impairment charge of $120.6 million in the fourth quarter of 2008. Other acquired intangible assets are amortized over periods ranging from one to twelve years. Lionbridge completed two acquisitions in 2012. The Company acquired Productive Resources, LLC (“PRI”), which provides services to clients in the manufacturing sector, and Virtual Solutions Inc. (“VSI”), which serves clients in the state government sector. The acquisitions of PRI and VSI resulted in recognition of $20.4 million of goodwill and intangible assets. Lionbridge did not complete any acquisitions in the three year period ended December 31, 2011.

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

Restructuring Charges

Lionbridge recorded $3.6 million of restructuring charges in the year ended December 31, 2012. The $3.6 million of restructuring charges recorded in 2012 included $3.3 million for workforce reductions in Europe, the Americas and Asia consisting of 35 technical staff and 4 administrative staff, and $0.3 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. All these charges are related to the GLC segment. The Company made $2.7 million of cash payments in 2012 all of which related to the GLC operating segments.

Lionbridge recorded $3.4 million of restructuring charges in the year ended December 31, 2011. The $3.4 million included $2.8 million for workforce reductions in Europe, the Americas and Asia consisting of 53 technical staff, 7 administrative staff and 1 sales staff, $0.2 million recorded for vacated facilities and associated site closure costs, $0.4 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, and ASC 712, and related literature. Of these charges, $3.4 million related to the Company’s GLC segment and $9,000 related to the Interpretation segment. The Company made $7.1 million of cash payments related to restructuring in 2011, $7.1 million, $8,000 and $9,000 related to the GLC, GDT and Interpretation segments, respectively.

Lionbridge recorded $7.8 million of restructuring charges in the year ended December 31, 2010. The $7.8 million included $5.7 million for workforce reductions in Europe, the Americas and Asia consisting of 70 technical staff, 8 administrative staff and 6 sales staff, $1.2 million recorded for vacated facilities and associated site closure costs, $0.7 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions and $0.2 million for the accelerated amortization of long-lived assets in connection with vacated facilities, recorded pursuant to the guidance of ASC 420 and ASC 712, and related literature. Of these charges, $7.7 million related to the Company’s GLC segment and $0.1 million related to the GDT segment. Of the $4.0 million of cash payments related to restructuring in 2010, $3.9 million and $0.1 million related to the GLC and GDT segments, respectively.

The following table summarizes the merger and restructuring reserve activity (excluding the $0.2 million long-lived asset accelerated amortization in 2010) for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	2012	2011	2010
Beginning balance, January 1	$2,867	$6,607	$3,261
Employee severance:
Restructuring charges recorded	3,273	2,834	5,721
Cash payments related to liabilities recorded on exit or disposal activities	(2,294)	(6,395)	(2,977)

	979	(3,561)	2,744

Vacated facility/lease termination:
Restructuring charges recorded	—	178	1,001
Revisions of estimated liabilities	328	345	673
Cash payments related to liabilities assumed and recorded on business combinations	—	—	(57)
Cash payments related to liabilities recorded on exit or disposal activities	(380)	(702)	(1,015)

	(52)	(179)	602

Ending balance, December 31	$3,794	$2,867	$6,607

At December 31, 2012, the consolidated balance sheet includes accruals totaling $3.8 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $2.2 million of this will be fully utilized in 2013. The remaining $1.6 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

Non-Cash Charges

Stock-Based Compensation

Lionbridge recorded stock-based compensation of approximately $5.8 million, $5.5 million and $4.0 million in 2012, 2011 and 2010, respectively, in connection with stock options and restricted stock awards.

Lionbridge issued 2,090,621 and 2,134,826 shares of restricted common stock and restricted stock units, respectively, with a fair market value of $5.9 million and $7.9 million in 2012 and 2011, respectively. Of the total 2,090,621 shares of restricted common stock and restricted stock units issued in 2012, 1,580,705 have restrictions on disposition which lapse over four years from the date of grant, 67,416 have restrictions on disposition which lapse over thirteen months from the date of grant, and 442,500 restricted shares were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance based stock incentive awards under the Corporation’s 2005 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee. Lionbridge currently expects to amortize the following unamortized compensation in connection with restricted stock awards outstanding as of December 31, 2012 in the years ending (in thousands):

Year ending December 31,
2013	$3,799
2014	2,414
2015	1,076
2016	203

$7,492

For the years ended December 31, 2012, 2011 and 2010, 422,500, 424,500 and 470,500 stock options were granted, respectively.

Lionbridge currently expects to amortize the following amounts of stock-based compensation related to stock options outstanding as of December 31, 2012 in the years ending (in thousands):

Year ending December 31,
2013	$512
2014	340
2015	137
2016	17

$1,006

Executive Summary

In 2012, we implemented many aspects of our long-term strategy which includes growing our business through large, recurring relationships with global organizations and leveraging our proven crowd-in-the-cloudSM delivery model for translation to provide a broader set of global engagement solutions for our existing and prospective clients. We believe this expanded platform will enable us to increase our growth and profitability and allow our clients to connect, engage and support their customers more intelligently, effectively and consistently across languages, geographies, technology platforms and devices. Lionbridge’s ongoing strategy includes:

—

Expanding GAAP profitability.    In 2012, Lionbridge delivered record levels of GAAP profitability due to solid revenue growth from new and existing clients and the efficiency benefits of our multi-year, multi-million dollar cost reduction program. As a result, in 2012, we increased our GAAP net income $9.6 million or 556% and year-on-year revenue growth of $29.3 million or 7% year-on-year. In 2013, Lionbridge expects ongoing profit growth as we expand existing client relationships, establish new client engagements across vertical markets, build on the strong market demand for our new offerings and continue to manage our cost structure.

—

Growing recurring relationships with some of the world’s most respected global organizations.    Lionbridge maintains strong recurring client relationships. In 2012, 94% of our revenue was derived from clients that had procured solutions from Lionbridge every quarter for four consecutive quarters or longer and 87% of our revenue was derived from clients that had procured solutions from Lionbridge every quarter for 12 consecutive quarters or longer. We maintain and grow these recurring relationships because our clients rely on our solutions to find, engage and sell to and support their customers globally with locally relevant, high quality content and products. In 2012, we expanded and extended relationships with several of our existing large clients in the technology and mobile sectors and established new recurring relationships with organizations in life sciences, manufacturing and retail. We expect to continue our end market diversification in 2013.

—

Extending our Vertical Market Strategy.    Since our founding in 1996, Lionbridge has built and maintained long-term relationships with clients in the technology sector. Over the past several years, we expanded our growth opportunities by establishing relationships with clients in other industry sectors including internet and media, mobile and telecommunications, manufacturing (which includes automotive and aerospace) and life sciences. In 2012, we further expanded our vertical market strategy by creating dedicated sales and operational teams that would establish and expand relationships with clients in specific, high potential vertical markets such as life sciences and manufacturing. In addition to this organic growth strategy, in 2012 the Company acquired two companies, Productive Resources, LLC (“PRI”), which provides engineering and content development services to clients in the manufacturing sector and Virtual Solutions, Inc. (“VSI”), which provide data processing and management services through a cloud-based platform to clients in the state government sector. As a result of our organic growth strategy and our acquisitions during the year, the Company grew its revenue from the manufacturing and life sciences verticals in 2012. With a strong and growing presence in the life sciences and manufacturing sectors, we expect these vertical markets to generate double-digit year-on-year growth in 2013 and 2014.

—

Establishing new offerings.    In 2012, Lionbridge ramped its Global Marketing Operations (“GMO”) offering, a service established in late 2011 focused on managing digital marketing campaigns across languages, technical platforms and local content. This offering brings together our existing capabilities in language, content and technology to create a unique, innovative solution for marketing executives within global enterprises. The Company believes GMO can increase the effectiveness of our clients’ in-country marketing programs and reduce their global campaign marketing costs by as much as 30%. In 2012, this new GMO offering generated $10 million of incremental revenue growth year-on-year as we successfully introduced this offering and secured engagements with new and existing clients. During 2012, Lionbridge established a growing revenue pipeline of business for GMO and expects this to continue growing in 2013.

—

Investing in Cloud Technologies.    Since 2009, Lionbridge has invested in and introduced two Cloud-based technology offerings including Translation Workspace™, a cloud-based, multi-tenant translation memory application that simplifies translation processes and allows for automated, in context, use of previously translated words, phrases and glossaries and GeoFluent, a cloud-based, customizable, automated translation technology that instantly translates online chat communications, enterprise community user forums and other user generated content in real-time. Lionbridge’s recent development initiatives have focused on refining the GeoFluent technology so that its unique customization features can be applied across a variety of common machine technology engines, including Microsoft Translator and Google Translate. In addition we expanded our marketing partnerships for GeoFluent by partnering with companies that offer online chat technology and enterprise community software applications for technical support forums. By refining the GeoFluent technology across common machine translation engines and expanding our marketing partnerships, we have increased the number of commercially-available language pairs for GeoFluent, improved the quality of GeoFluent translations and accelerated adoption of GeoFluent within large enterprises.

—

Bringing technology-enabled services to market.    In addition to continuing to develop our own technologies, in 2012 we also focused on integrating third-party marketing technology solutions with our GMO services for search engine optimization management, video translation, web content management, marketing automation, web analytics, proxy-based translation and web quality management. These technology partnerships allow us to deliver technology-enabled marketing solutions that utilize “best of breed” technologies without requiring our own technology investments. Also, during 2012, we also integrated a task management platform for crowdsourcing which the company acquired as part of its November 2012 acquisition of Virtual Solutions acquisition. Lionbridge expects to use the Virtual Solutions task management platform as technology-enabled service for crowdsoucing. In 2013 we will continue to bring technology-enabled solutions to market that we believe help clients improve their translation processes, increase the effectiveness of global online marketing programs, increase productivity and reduce costs.

—

Extending our leadership in enterprise crowdsourcing.    Since our founding in 1996, Lionbridge has established expertise in identifying, qualifying and interacting with a large population of independent, freelance professionals in over 100 markets who have specific language, domain, technical or locale-specific knowledge. This dedicated crowd of professionals complements our own program management expertise and enables us to deliver our services effectively and efficiently. In 2012, Lionbridge began to expand this global crowdsourcing capability by extending the crowdsourcing services we provide to clients. In addition to the Company’s existing crowdsourcing offerings for translation, interpretation, and multilingual search relevance rating, Lionbridge added other crowdsourcing services including in-country testing for mobile devices and crowd-based translation for user generated content. In addition to these organic growth initiatives for crowdsourcing, the Company also acquired VSI, a provider of crowd-based data entry solutions to state and local governments. As part of our strategy to bring new offerings to market, we expect to broaden our professional crowdsourcing offerings to include data entry, data cleansing and data enrichment. We believe these solutions will enable us to expand relationships with existing clients and secure new relationships with large enterprises and government agencies by offering solutions that increase productivity, maximize workforce elasticity and reduce costs through a highly flexible workforce model.

—

Adjusting our cost structure to respond more quickly to changes in customer demand.    To adjust our cost structure to respond to the variable demand for our services, Lionbridge continued to implement a number of cost-cutting and restructuring activities during the year focused primarily within its GLC segment. These activities enabled Lionbridge to enhance the efficiency of the Company’s global GLC segment and increase our total company profitability in 2012. Lionbridge believes these actions will continue to increase the efficiency of our cost structure in 2013.

In 2013, Lionbridge expects revenue to increase from 2012 primarily as a result of growth driven by anticipated increases in revenue from several large recurring client relationships in our GLC and GDT segments; new and expanded relationships with organizations in specific vertical markets such as life sciences, manufacturing and retail; ongoing growth from our GMO offerings, and new revenue opportunities from our global crowdsourcing offerings. Lionbridge expects to offset traditional pricing pressure for certain new projects and contract renewals within the GLC segment with new opportunities in other segments, and by utilizing our technology, global scale and by continuing our ongoing cost management and operational efficiency initiatives. To facilitate the growth of our new offerings and new vertical markets, Lionbridge expects to continue to increase our sales and marketing initiatives and personnel in 2013.

In 2013, Lionbridge expects to continue to implement aspects of our long-term strategy by establishing recurring relationships with large clients, providing the capability, capacity, and in-country expertise our clients require, and by extending our new offerings and new technologies to potential customers. As a result, the Company expects to increase market opportunities, improve operational efficiency, and enhance productivity for its clients, which may in turn, accelerate Lionbridge’s revenue and profitability growth opportunities.

Financial Overview

During 2012, the Company’s revenue increased 6.9% and net income increased by $9.6 million year-over-year reflecting the effectiveness of the Company’s ongoing cost management activities and its technology-assisted production model which increase production efficiency and reduce overhead costs.

The Company has benefitted from long-term, recurring relationships with its large clients. In 2012, 87% of the Company’s total annual revenue was generated from clients that have utilized the Company’s services every quarter for 12 consecutive quarters or longer. Historically, the Company’s quarterly results have been impacted by the timing of product release cycles of its customers, particularly from customers in the technology sector. The Company expects that it will continue to generate and increase revenue from its long term customers and that demand for the Company’s services from new customers may continue to stabilize and possibly strengthen in 2013, although the timing and scope of engagements may vary.

Certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro and other currencies, as a large portion of its cost of revenue and general and administrative expenses are payable in Euros and other currencies, while the majority of its revenues are recorded in U.S. Dollars. Approximately 35% of Lionbridge’s revenue is denominated in non-U.S. Dollars but approximately 62% of the Company’s costs are denominated in non-U.S. Dollar, principally the Euro. During 2012, the value of the U.S. Dollar relative to other currencies strengthened by approximately 7.9% from the prior year. This resulted in unfavorable foreign currency impact on revenue for 2012. In addition, the Company’s operating income and net income for 2012 was negatively impacted by strengthening in the U.S. Dollar against other currencies as compared to 2011, particularly in the GLC segment.

The Company’s liquidity position remains strong, in part due to effective cash management actions. Lionbridge generated approximately $18.5 million in cash flow from operations in 2012. The Company’s cash as of December 31, 2012 was $25.8 million and the Company concluded 2012 in a net cash positive position.

Revenue increased 6.9% year-over-year, indicating renewed customer demand for the Company’s service offerings, particularly in the Company’s GLC segment. The Company believes that the more efficient cost and operating structure implemented in 2012, coupled with its continued investment in innovative language technologies, will allow the Company to enhance its operating results in 2013, particularly if customer demand for the Company’s services continues to strengthen.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenue.

	Year Ended December 31,
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	68.7	69.2	68.0
Sales and marketing	7.6	7.8	7.7
General and administrative	16.5	17.5	18.3
Research and development	1.2	1.4	1.0
Depreciation and amortization	1.4	1.4	1.2
Amortization of acquisition-related intangible assets	0.5	0.6	1.2
Restructuring, impairment and other charges	1.8	0.8	1.9

Total operating expenses	97.7	98.7	99.3

Income from operations	2.3	1.3	0.7
Interest expense:
Interest on outstanding debt	0.2	0.2	0.2
Amortization of deferred financing charges	—	0.1	0.1
Interest income	—	(0.2)	—
Other expense, net	0.2	0.8	0.4

Income (loss) before income taxes	1.9	0.4	—
Provision for (benefit from) income taxes	(0.6)	—	0.3

Net income (loss)	2.5%	0.4%	(0.3)%

Revenue.    The following table shows Global Language and Content (“GLC”), Global Development and Testing (“GDT”), and Interpretation revenues in dollars and as a percentage of total revenue for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands except percentages):

	2012		2011		2010
GLC	$314,740	69%	$295,337	69%	$289,588	71%
GDT	119,050	26%	109,536	26%	95,929	24%
Interpretation	23,408	5%	22,983	5%	19,721	5%

Total revenue	$457,198	100%	$427,856	100%	$405,238	100%

In 2012, total revenue was $457.2 million, an increase of $29.3 million, or 6.9% from $427.9 million in 2011. This period-over-period increase in total revenue was primarily due to approximately $33.2 million, or

7.8%, of organic growth and $6.4 million of incremental revenue from our acquisitions of PRI and VSI during 2012, partially offset by approximately $10.3 million due to the unfavorable impact of the strengthening of the U.S. Dollar against most foreign currencies, in particular the Euro, as compared to the prior year. Lionbridge conducts a large portion of its business in international markets. Approximately 35% of its revenue for the year ended December 31, 2012 was denominated in foreign currencies, primarily the Euro. A fluctuation in foreign currency exchange rates primarily affects the GLC segment. Revenue increases during 2012 in the GLC, GDT and Interpretation segments were $19.4 million, $9.5 million and $0.4 million respectively, as compared to 2011.

In 2011, total revenue was $427.9 million, an increase of $22.6 million, or 5.6% from $405.2 million in 2010. This period-over-period increase in total revenue was primarily due to approximately $13.7 million of organic growth, or 3.4%, and approximately $8.9 million, or 2.2%, due to the decline in the exchange rate of the U.S. Dollar against most foreign currencies, in particular the Euro, as compared to the prior year. Lionbridge conducts a large portion of its business in international markets. Approximately 38% of its revenue for the year ended December 31, 2011 was denominated in foreign currencies, primarily the Euro. Revenue increases during 2011 in the GLC, GDT and Interpretation segments were $5.8 million, $13.6 million and $3.3 million respectively, as compared to 2010.

Revenue from the Company’s GLC business for the year ended December 31, 2012 increased $19.4 million, or 6.6%, to $314.7 million from $295.3 million for the year ended December 31, 2011. As compared to 2011, GLC revenue increased approximately $22.9 million, or 7.8% due to organic growth and $6.2 million from revenues related to the acquisition of PRI in June 2012, partially offset by approximately $9.7 million from the unfavorable impact of the strengthening in the exchange rate of the U.S. Dollar against most foreign currencies, in particular the Euro, period-over-period. In 2011, revenue from the Company’s GLC business for the year ended December 31, 2011 increased $5.8 million, or 2.0%, to $295.3 million from $289.6 million for the year ended December 31, 2010. As compared to 2010, GLC revenue increased approximately $8.5 million due to the impact of the decline in the exchange rate of the U.S. Dollar against most foreign currencies, in particular the Euro, period-over-period, partially offset by a decline of approximately $2.7 million during the year ended December 31, 2011 due to decreased revenue from a certain large customer in the technology sector primarily during the first quarter of 2011.

Revenue from the Company’s GDT business for the year ended December 31, 2012 was $119.1 million, an increase of $9.6 million, or 8.7%, from $109.5 million for the year ended December 31, 2011. The period-over-period increase in GDT revenue was primarily due to expanded customer engagements with two existing clients and a new, large-scale program with a client in the technology sector that began in the second half of the year. In 2011, revenue from the Company’s GDT business for the year ended December 31, 2011 was $109.5 million, an increase of $13.6 million, or 14.2%, from $95.9 million for the year ended December 31, 2010. The period-over-period increase in GDT revenue was primarily due to expanded customer engagements with a large client in the technology sector and new customer engagements.

Revenue from the Company’s Interpretation business for the year ended December 31, 2012 was $23.4 million, an increase of $0.4 million, or 1.7%, from $23.0 million for the year ended December 31, 2011. The period-over-period increase in Interpretation revenue was primarily due to increased volume from one large customer engagement. In 2011, revenue from the Company’s Interpretation business for the year ended December 31, 2011 was $23.0 million, an increase of $3.3 million, or 16.5%, from $19.7 million for the year ended December 31, 2010. The period-over-period increase in Interpretation revenue was primarily due to increased volume and more favorable terms from one large customer engagement. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Lionbridge’s ten largest customers accounted for 55% of revenue in 2012 as compared to 56% of revenue in 2011 and 56% of revenue in 2010.

Cost of Revenue.    Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the prior year and as a percentage of revenue for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	2012	% Change 2011 to 2012	2011	% Change 2010 to 2011	2010
GLC:
Cost of revenue	$211,555	5.9%	$199,857	3.1%	$193,848
Percentage of revenue	67.2%		67.7%		66.9%
GDT:
Cost of revenue	83,094	8.5%	76,601	18.5%	64,620
Percentage of revenue	69.8%		69.9%		67.4%
Interpretation:
Cost of revenue	19,603	(0.8)%	19,763	16.2%	17,006
Percentage of revenue	83.7%		86.0%		86.2%

Total cost of revenue	$314,252	6.1%	$296,221	7.5%	$275,474

Percentage of revenue	68.7%		69.2%		68.0%

During 2012, as a percentage of revenue, cost of revenue decreased to 68.7% as compared to 69.2% for the same period of the prior year. This decrease was primarily the result of revenue volume and positive customer and work mix in the Company’s GLC and GDT segments, and the favorable impact of the strengthening of the U.S. Dollar against certain foreign currencies, particularly the Euro, as compared to 2011, which benefitted cost of revenue by approximately $13.9 million.

In 2011, as a percentage of revenue, cost of revenue increased to 69.2% as compared to 68.0% for the same period of the prior year. This increase was primarily the result of customer and work mix changes in the Company’s GLC and GDT segments, and the unfavorable impact of the weakening of the U.S. Dollar against certain foreign currencies, particularly the Euro, as compared to 2010. The increased cost of revenue percentage was partially offset by cost saving initiatives implemented in 2010 and 2011 in its GLC segment, and continued benefits realized from the deployment and use of Lionbridge’s language management technology platform.

For the year ended December 31, 2012, cost of revenue was $314.3 million, an increase of $18.1 million, or 6.1%, as compared to $296.2 million for the same period of 2011. Approximately $32.0 million of this increase was associated with the increase in revenue as compared to the prior year, partially offset by $13.9 million of cost benefit attributable to the strengthening of the U.S. Dollar’s exchange rate against certain foreign currencies, in particular the Euro.

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

Each segment provides distinctive services with different gross margins. For the year ended December 31, 2012, GLC, GDT and Interpretation accounted for approximately 68.9%, 26.0% and 5.1% of the total revenue. For the year ended December 31, 2011, GLC, GDT and Interpretation accounted for approximately 69.0%, 25.6% and 5.3% of the total revenue. For the year ended December 31, 2010, GLC, GDT and Interpretation accounted for approximately 71.5%, 23.7% and 4.8% of the total revenue.

Cost of revenue as a percentage of revenue in the Company’s GLC business decreased to 67.2% for the year ended December 31, 2012, as compared to 67.7% for the same period of the prior year. For the year ended December 31, 2012, GLC cost of revenue increased $11.7 million, or 5.9% to $211.6 million as compared to

$199.9 million for the corresponding period of the prior year. Approximately $22.9 million, or 11.5%, of the increase was related to the $19.4 million increase in revenue as compared to the corresponding period of the prior year, partially offset by $11.2 million related to the strengthening of the U.S. Dollar as compared to certain foreign currencies, namely the Euro.

In 2011, the cost of revenue as a percentage of revenue in the Company’s GLC business increased to 67.7% for the year ended December 31, 2011, as compared to 66.9% for the same period of the prior year. For the year ended December 31, 2011, GLC cost of revenue increased $6.0 million to $199.9 million as compared to $193.8 million for the corresponding period of the prior year. This increase is primarily associated with incremental expenses of approximately $9.1 million attributable to the weakening of the U.S. Dollar exchange rate against certain foreign currencies, and the $5.8 million increase in revenue as compared to the corresponding period of the prior year.

Cost of revenue as a percentage of revenue in the Company’s GDT business was relatively flat at 69.8% for the year ended December 31, 2012, as compared to 69.9% for the same period of the prior year. For the year ended December 31, 2012, GDT cost of revenue was $83.1 million, an increase of $6.5 million, or 8.5%, as compared to $76.6 million for the same period of 2011. This increase was primarily associated with the 8.7% increase in revenue as compared to the corresponding period of the prior year.

In 2011, GDT cost of revenue as a percentage of revenue in the Company’s GDT business increased to 69.9% for the year ended December 31, 2011, as compared to 67.4% for the same period of the prior year, primarily due to changes in customer mix, an increase in U.S.-based customer delivery, and a negative impact of approximately $1.3 million due to the decline in the exchange rate of the U.S. Dollar against certain foreign currencies. For the year ended December 31, 2011, GDT cost of revenue was $76.6 million, an increase of $12.0 million, or 18.5%, as compared to $64.6 million for the same period of 2010. This increase was primarily associated with the $13.6 million increase in revenue as compared to the corresponding period of the prior year, and to a lesser extent the impact of changes in service mix. The increase is inclusive of a negative impact of approximately $1.3 million due to the decline in the exchange rate of the U.S. Dollar against certain foreign currencies.

Cost of revenue as a percentage of revenue in the Company’s Interpretation business decreased to 83.7% for the year ended December 31, 2012, as compared to 86.0% for the same period of the prior year. This decrease is primarily due to higher pricing for a certain large customer, cost savings as a result of service process improvements and increased revenue period-over-period. For the year ended December 31, 2012, cost of revenue was $19.6 million, a decrease of $0.2 million, or 0.8%, as compared to $19.8 million for the same period of 2011. This decrease was primarily associated with the service process improvements.

In 2011, the cost of revenue as a percentage of revenue in the Company’s Interpretation business decreased to 86.0% for the year ended December 31, 2011, as compared to 86.2% for the same period of the prior year. This decrease is primarily due to higher pricing for a certain large customer, cost savings as a result of service process improvements and increased revenue period-over-period. For the year ended December 31, 2011, cost of revenue was $19.8 million, an increase of $2.8 million, or 16.2%, as compared to $17.0 million for the same period of 2010. This increase was primarily associated with the $3.3 million increase in revenue year-over-year. The Company’s Interpretation segment is not materially impacted by foreign currency exchange rate fluctuations.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, investor and public relations and other market development programs. The following table shows sales and marketing expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands except percentages):

	2012	2011	2010
Total sales and marketing expenses	$34,807	$33,563	$31,218
Increase from prior year	1,244	2,345	2,441
Percentage of revenue	7.6%	7.8%	7.7%

For the year ended December 31, 2012, sales and marketing expenses increased $1.2 million to $34.8 million as compared to $33.6 million for the year ended December 31, 2011. This increase is primarily attributable to increased compensation and travel costs to support the $29.3 million increase in revenue, year-over-year. Sales and marketing expenses for 2012 were positively impacted by approximately $0.8 million due to fluctuations in foreign currency exchange rates. As a percentage of revenue, sales and marketing expenses decreased to 7.6% as compared to 7.8% for the same period of the prior year.

In 2011, sales and marketing expenses increased $2.3 million to $33.6 million as compared to $31.2 million for the year ended December 31, 2010. This increase is primarily attributable to increased compensation and travel costs to support the $22.6 million increase in revenue, year-over-year. Sales and marketing expenses for 2011 were negatively impacted by approximately $0.7 million due to fluctuations in foreign currency exchange rates. As a percentage of revenue, sales and marketing expenses increased to 7.8% as compared to 7.7% for the same period of the prior year. This increase is primarily attributable to higher compensation and travel expense, inclusive of the currency impact noted above, to support the $22.6 million increase in revenue year-over-year and investment in future sales and marketing.

General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel, facilities costs, information systems costs; professional fees, business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands except percentages):

	2012	2011	2010
Total general and administrative expenses	$75,258	$75,047	$74,087
Increase from prior year	211	960	31
Percentage of revenue	16.5%	17.5%	18.3%

For the year ended December 31, 2012, general and administrative expenses increased $0.2 million to $75.3 million as compared to $75.1 million for the year ended December 31, 2011. General and administrative expenses increased $3.0 million, or 4% to support the $29.3 million increase in revenue, partially offset by $2.8 million related to the strengthening of the U.S. Dollar against certain foreign currencies, namely the Euro. Approximately 52% of general and administrative expenses are denominated in non-U.S. Dollars and of that amount a majority of these expenses related to rent and compensation expense. As a percentage of revenue, general and administrative expenses decreased to 16.5% for the year ended December 31, 2012, as compared to 17.5%, for the same period of the prior year. This decrease is primarily associated with the $29.3 million increase in revenue year-over-year.

In 2011, general and administrative expenses increased $1.0 million to $75.1 million as compared to $74.1 million for the year ended December 31, 2010. Approximately $1.9 million of this increase was due to the negative impact of the depreciation of the U.S. Dollar against certain foreign exchange currencies as compared to 2010. These increases were partially offset by reduced expenses as the result of cost initiatives implemented in 2011 and 2010, primarily reductions in rent expense. Approximately 54.7% of general and administrative expenses are denominated in non-U.S. Dollars and of that amount a majority of these expenses related to rent and compensation expense. As a percentage of revenue, general and administrative expenses decreased to 17.5% for the year ended December 31, 2011, as compared to 18.3%, for the same period of the prior year. This decrease is primarily associated with the $22.6 million increase in revenue year-over-year.

Research and Development.    Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system, its Translation Workspace SaaS-based offering, and development of GeoFluent. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands except percentages):

	2012	2011	2010
Total research and development expenses	$5,399	$5,765	$3,880
(Decrease) increase from prior year	(366)	1,885	(146)
Percentage of revenue	1.2%	1.4%	1.0%

For the year ended December 31, 2012, research and development expenses decreased to $5.4 million as compared to $5.8 million for the year ended December 31, 2011. This decrease is attributable to decreased spending related to automated machine translation technology licensed from IBM (part of GeoFluent). Additionally, $0.2 million of the decrease is due to the appreciation of the U.S. Dollar against most foreign currencies year-over-year.

In 2011, research and development expenses increased to $5.8 million as compared to $3.9 million for the year ended December 31, 2010. This increase is primarily attributable to an increase in headcount to support the development of the Company’s web-based hosted language management technology platform, its Translation Workspace SaaS-based offering and development of automated machine translation technology licensed from IBM (known as GeoFluent). Approximately $0.2 million of the increase is due to the depreciation of the U.S. Dollar against most foreign currencies year-over-year.

Depreciation and Amortization.    Depreciation and amortization expense relates to property and equipment that is being recognized over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands except percentages):

	2012	2011	2010
Total depreciation and amortization expense	$6,616	$5,956	$4,901
Increase from prior year	660	1,055	282
Percentage of revenue	1.4%	1.4%	1.2%

For the year ended December 31, 2012, depreciation and amortization expense increased by $0.6 million to $6.6 million as compared to $6.0 million for the year ended December 31, 2011. This increase is primarily the result of depreciation of the increased investment in internal and external capitalized costs for the Company’s web-based hosted management technology platform, its Translation Workspace SaaS-based offering and its customizable real-time automated machine translation technology known as GeoFluent, partially offset by approximately $0.2 million related to the depreciation of the U.S. Dollar against most foreign currencies, year-over-year.

In 2011, depreciation and amortization expense increased by $1.1 million to $6.0 million as compared to $4.9 million for the year ended December 31, 2010. This increase is primarily the result of depreciation of the increased investment in internal and external capitalized costs for the Company’s web-based hosted management technology platform, its Translation Workspace SaaS-based offering and its customizable real-time automated machine translation technology known as GeoFluent. Approximately $0.1 million of the increase is due to the depreciation of the U.S. Dollar against most foreign currencies, year-over-year.

Amortization of Acquisition-related Intangible Assets.    Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets from acquired businesses. Amortization expense for 2012 of $2.5 million relates to the amortization of identifiable intangible assets acquired from Bowne Global Solutions (“BGS”), PRI, and VSI. Amortization expense for 2011 and 2010 of $2.3 million and $4.9 million, respectively, relates to the amortization of identifiable intangible assets acquired from BGS.

Restructuring, Impairment and Other Charges.    Restructuring, Impairment and other charges were $8.2 million, $3.4 million and $7.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Restructuring and other charges for 2012 include a $4.0 million impairment charge related to certain software license and capitalized development costs associated with the expected cash flows from our license of automated machine translation technology from IBM Corporation, $0.2 million impairment charge related to the decision to offer for sale certain real property of the Company located in Wuppertal, Germany and approximately $0.4 million of acquisition-related costs related to its acquisitions or PRI and VSI during 2012. The remaining $3.6 million of charges for 2012 was comprised of $3.3 million of opportunistic workforce reductions in Europe, the Americas and Asia and $0.3 million of additional costs recorded for a previously vacated facility. The charges in 2011 and 2010 primarily related to the global restructuring plan we announced in March 2009 to reduce our workforce by 8% and close or consolidate certain offices in order to streamline our global footprint and reduce our fixed operating costs. The restructuring plan was originally estimated to cost $13 to $15 million, with a majority estimated to be incurred in 2009, and estimated cost savings were $18 to $20 million on an annualized basis, with $6 to $9 million in 2009. While we achieved our expected cost savings, the total cost of the programs was higher than anticipated at approximately $18 million over the 3-year period and certain actions expected to occur in 2009 were deferred until 2010 and 2011. This was primarily due to the need for certain personnel to continue to support client engagements for a longer period. As of December 31, 2012, this restructuring plan was substantially complete with no material expected future impacts to operating results, liquidity or cash flows. For further information regarding restructuring charges, refer to the section titled “Restructuring Charges” within the “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest Expense.    Interest expense represents interest paid or payable on debt and the amortization of deferred financing costs. The following table shows interest expense, dollar changes from the prior year and as a percentage of revenue for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands except percentages):

	2012	2011	2010
Total interest expense	$831	$822	$1,250
Increase (decrease) from prior year	9	(428)	(704)
Percentage of revenue	0.2%	0.3%	0.3%

For the year ended December 31, 2012, interest expense remained flat at $0.8 million as compared to the same period of the prior year. The flat interest expense reflects the impact of fairly consistent interest rates and amortization of deferred financing costs in 2012 as compared to 2011.

In 2011, interest expense decreased $0.5 million to $0.8 million as compared to $1.3 million for the year ended December 31, 2010. The decrease reflects the impact of lower interest rates and lower amortization of deferred financing costs in 2011 as compared to 2010 as well as the impact of the maturity of the Company’s interest rate swap in July 2010. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2010, the Company’s interest rate swap matured. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt.

Other Expense, Net.    Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. For the year ended December 31, 2012, the

Company recognized $1.1 million in other expense, net, primarily related to foreign currency transaction losses attributable to differences among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year.

In 2011, the Company recognized $3.2 million in other expense, net, due to $1.1 million of foreign currency transaction losses attributable to differences among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year and $0.6 million realized foreign currency losses on forward contracts. In addition, other expense, net for the year ended December 31, 2011 includes $2.0 million relating to the release of indemnified reserves for uncertain tax positions related to the BGS acquisition from Bowne & Co., Inc. (which has since been acquired by R.R. Donnelley & Sons Co.). A corresponding $2.0 million benefit was recorded in the provision for income taxes for the reduction of the indemnified reserves. In addition, other expense, net for the year ended December 31, 2011 includes $0.4 million for the release of reserves related to uncertain pre-BGS acquisition property-related tax risks.

Income Before Income Taxes.    The components of income before income taxes were as follows for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	2012	2011	2010
United States	$3,626	$(2,324)	$342
Foreign	4,775	3,981	(230)

Income before income taxes	$8,401	$1,657	$112

During the year ended December 31, 2012, the Company’s United States operations generated $3.6 million of income before income taxes as compared to a loss of $2.3 million for the year ended December 31, 2011 and income of $0.3 million for the year ended December 31, 2010 as a result of improved operating performance over the course of the three years. The Company’s foreign operations generated income before income taxes of $4.8 million for the year ended December 31, 2012 as compared to income of $4.0 million during the year ended December 31, 2011 and a loss of $0.2 million for the year ended December 31, 2010. A significant portion of its operating costs are incurred outside the United States and a majority of its foreign affiliates are subject to cost-based transfer pricing agreements which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The positive trend experienced in the Company’s foreign operations’ results from 2010 through 2012 is a result of significant restructuring charges in its foreign locations during 2010 and prior years, primarily in Europe, focused on making its operations more efficient. Such restructuring charges are generally excluded from the calculation of cost-based profits for its foreign affiliates, which contributed to the foreign losses in 2010. The operating cost savings realized as a result of those restructuring charges contributed to the positive trend in 2011 and 2012.

Provision for (Benefit from) Income Taxes.    The following table shows the provision for income taxes and the effective income tax rate for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	2012	2011	2010
Provision for (benefit from) income taxes	$(2,931)	$(71)	$1,402
Effective income tax rate	(34.9)%	(4.3)%	1,251.8%

The income tax benefit increased $2.9 million to a benefit of $2.9 million in 2012 from a benefit of $0.1 million in 2011. The 2012 benefit from income taxes is primarily attributable to $2.1 million of current income tax expense resulting from profits in various foreign jurisdictions, $4.4 million deferred tax benefit related to the release of valuation allowance resulting from the deferred tax liability recorded in purchase price accounting for PRI and VSI, and a benefit of $1.7 million from the release of tax reserves for uncertain tax positions.

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

The Company’s unrecognized tax benefits include transfer pricing exposures from allocation of income between jurisdictions. Lionbridge believes that it is reasonably possible that approximately $0.8 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized by the end of 2013 as a result of a lapse of the statute of limitations.

The income tax provision decreased $1.5 million to a benefit of $0.1 million in 2011 from an expense of $1.4 million in 2010. The 2011 benefit from income taxes is primarily attributable to $1.7 million of current income tax expense resulting from profits in various foreign jurisdictions, $0.3 million of deferred tax expense in foreign jurisdictions primarily related to the release of valuation allowance in South Korea and the recognition of deferred tax liability, a benefit of $2.0 million from the release of indemnified reserves for uncertain tax positions related to the BGS acquisition and a benefit of $0.4 million from the receipt of a tax refund in South Korea.

Lionbridge’s provision for (benefit from) income taxes and its effective income tax rate are significantly impacted by the mix of our domestic and foreign income (loss) before income taxes. The cost-based transfer pricing model for certain of its foreign affiliates generally results in foreign income. The foreign tax provision on that foreign income is calculated using the enacted statutory rates in those jurisdictions, which currently ranges from 12.5% to 36%. However, in periods where its consolidated income (loss) before income taxes is marginal, because of the significance of its foreign operations and its cost-based transfer pricing methodology such foreign profits could exceed consolidated income before taxes and the associated foreign tax provision could result in an overall effective income tax rate that is disproportionate to the consolidated income (loss) before income taxes. Additionally, the provision of a full valuation allowance against its domestic net deferred tax assets results in no U.S. tax benefit recognized for domestic losses, which further impacts the overall consolidated effective income tax rate in periods where the foreign operations have income and the domestic operations reports a loss.

Liquidity and Capital Resources

The following table shows cash and cash equivalents, working capital, net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	2012	2011	2010
Cash and cash equivalents	$25,797	$25,219	$28,206
Working capital	52,182	45,515	40,795
Net cash provided by operating activities	18,523	9,834	7,984
Net cash used in investing activities	(21,616)	(13,040)	(7,967)
Net cash provided by financing activities	3,189	90	690

In 2012, Lionbridge’s working capital increased $6.7 million, inclusive of approximately $2.4 million and $0.5 million in working capital acquired with PRI and VSI, respectively, to $52.2 million at December 31, 2012, as compared to $45.5 million at December 31, 2011. The increase was primarily due to increases in cash and cash equivalents, accounts receivable, unbilled receivables and other current assets, and decreases in accrued compensation and benefits and deferred revenue, partially offset primarily by an increase in accounts payable, accrued restructuring, accrued expenses and other current liabilities and income taxes payable.

As of December 31, 2012, cash and cash equivalents totaled $25.8 million, an increase of $0.6 million from $25.2 million at December 31, 2011. The increase was primarily due to $18.5 million of cash provided by operating activities, $1.9 million net borrowings on the long-term debt, $1.4 million of cash received from the issuance of common stock under option plans, $0.7 million of cash received from the sale of property and equipment and $0.5 million of effects of foreign exchange rates, partially offset by $8.5 million for the purchase of property and equipment and $13.9 million for the acquisitions of PRI and VSI, net of cash acquired.

In general, cash and net assets held outside of the United States are not legally restricted from being transferred to the United States in order to assist with debt repayment, domestic capital expenditures and other working capital requirements of the U.S. parent company, Lionbridge Technologies, Inc. However, the Company does not intend to transfer any such funds to the U.S. as its domestic sources of cash from operations are sufficient to fund its operations, debt servicing and other liquidity needs. In the event that a transfer did occur, such funds would be subject to applicable local withholding taxes and U.S. taxes in certain circumstances.

Accounts receivable and unbilled receivables at December 31, 2012 totaled $86.3 million, an increase of $7.2 million from $79.1 million at December 31, 2011. As of December 31, 2012, other current assets increased $2.6 million to $11.7 million from $9.1 million at December 31, 2011. Current liabilities totaled $71.6 million, an increase of $3.7 million from $67.9 million at December 31, 2011.

In 2011, Lionbridge’s working capital increased $4.7 million to $45.5 million at December 31, 2011, as compared to $40.8 million at December 31, 2010. The increase was primarily due to increases in accounts receivable and unbilled receivables, and decreases in accrued compensation and benefits, accrued restructuring and other accrued expenses, partially offset primarily by a decrease in cash and cash equivalents, other current assets, and an increase in accounts payable and accrued outsourcing.

As of December 31, 2011, cash and cash equivalents totaled $25.2 million, a decrease of $3.0 million from $28.2 million at December 31, 2010. The decrease was primarily due to $12.4 million for the purchase of property and equipment, $0.6 million of payments of forward contract hedges, partially offset by $9.8 million of cash generated by the business and $0.1 million of cash received from the issuance of common stock under option plans.

Accounts receivable and unbilled receivables at December 31, 2011 totaled $79.1 million, an increase of $3.9 million from $75.2 million at December 31, 2010. As of December 31, 2011, other current assets decreased $0.5 million to $9.1 million from $9.6 million at December 31, 2010. Current liabilities totaled $67.9 million, a decrease of $4.3 million from $72.2 million at December 31, 2010.

Cash From Operating Activities

Net cash provided by operating activities was $18.5 million in 2012 as compared to $9.8 million in 2011. The primary source of cash in 2012 was $11.3 million of net income (inclusive of $14.3 million in depreciation, amortization, stock-based compensation and other non-cash expenses), a $2.7 million net decrease in other operating assets and a $2.4 million increase in accounts payable and income taxes payable, partially offset by a $2.6 million net increase in accounts receivable and unbilled receivables and a $9.6 million decrease in accrued expenses, deferred revenue and other liabilities.

In 2011, net cash provided by operating activities was $9.8 million in 2011 as compared to $8.0 million in 2010. The primary source of cash in 2011 was $1.7 million of net income (inclusive of $15.0 million in depreciation, amortization, stock-based compensation and other non-cash expenses), a $4.3 million net increase in accounts receivable and unbilled receivables, a $2.9 million decrease in other operating assets and a $5.6 million decrease in accounts payable, accrued expenses and deferred revenue.

In 2010, net cash provided by operating activities was $8.0 million. The primary source of cash in 2010 was a $3.2 million increase in accrued restructuring and a $2.4 million decrease in other assets, partially offset by other changes including a net loss of $1.3 million (net of $13.7 million in depreciation, amortization and other non-cash expenses and gains), a $3.6 million increase in accounts receivable, a $0.5 million increase in unbilled receivables and a $0.3 million decrease in accounts payable, accrued expenses and deferred revenue.

Lionbridge has not experienced any significant trends in accounts receivable and unbilled receivables other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Cash From Investing Activities

Net cash used in investing activities increased $8.6 million to $21.6 million in 2012 as compared to $13.0 million in 2011. The primary use of cash in investing activity in 2012 was $8.5 million for the purchase of property and equipment and $13.9 million for the acquisitions of PRI and VSI, net of cash acquired, partially offset by $0.7 million of cash received from the sale of property and equipment.

In 2011, net cash used in investing activities increased $5.1 million to $13.0 million in 2011 as compared to $8.0 million in 2010. The primary use of cash in investing activity in 2011 was $12.4 million for the purchase of property and equipment and $0.6 million in payments of forward contract hedges.

In 2010, net cash used in investing $8.0 million in 2010 consisted of $8.8 million for the purchase of property and equipment partially offset by $0.8 million in proceeds from forward contract hedges.

Cash From Financing Activities

Net cash provided by financing activities increased $3.1 million to $3.2 million in 2012 as compared to $0.1 million in 2011. Cash provided by financing activities consisted of $10.0 million from borrowings on long-term debt and $1.4 million of proceeds from the issuance of common stock under option plans partially offset by $8.2 million in payments on long-term debt and $19,000 for payments of capital lease obligations.

In 2011, net cash provided by financing activities decreased $0.6 million to $0.1 million in 2011 as compared to $0.7 million in 2010. Cash provided by financing activities consisted of $0.1 million of proceeds from the issuance of common stock under option plans partially offset by $14,000 for payments of capital lease obligations.

In 2010, net cash provided by financing activities of $0.7 million consisted of $0.7 million of proceeds from the issuance of common stock under option plans and $11,000 for payments of capital lease obligations.

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

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving credit agreement dated as of December 31, 2006, as the amended to date (the “Credit Agreement”), which was scheduled to expire in December 2011. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. On November 2, 2012, the Company entered into Amendment No. 4 to the Credit Agreement to permit the Company to repurchase shares of its common stock on the open market and to effect a change in the fixed charge coverage ratio. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.75% – 2.50%, depending on certain conditions. At December 31, 2012, $26.7 million was outstanding with an interest rate of 2.21%. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of December 31, 2012.

Lionbridge anticipates that its present cash and cash equivalents position and available financing under its Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for at least the next twelve months.

Contractual Obligations

The following table summarizes Lionbridge’s contractual cash obligations at December 31, 2012 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Debt	$26,700	$—	$26,700	$—	$—
Interest on debt (1)	1,034	591	443	—	—
Deferred acquisition liabilities (2)	3,384	1,650	1,734	—	—
Operating leases	49,113	14,134	15,576	8,267	11,136

	$80,231	$16,375	$44,453	$8,267	$11,136

(1)	Interest payment amounts are projected using market rates as of December 31, 2012. Future interest payments may differ from these projections based on changes in market interest rates.
(2)	Deferred acquisition liability amounts disclosed in this table exclude contingent consideration due to uncertainty in the actual payment amount.

As of December 31, 2012, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest and penalties was $5.3 million. Lionbridge believes that it is reasonably possible that approximately $0.8 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized by the end of 2013 as a result of a lapse of the statute of limitations.

As of December 31, 2012, Lionbridge did not have any material purchase obligations, or material long-term commitments other than those included in the table above reflected on its consolidated balance sheet.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements. In January 2013, the FASB issued Accounting Standards Update 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which clarifies the scope of the offsetting disclosures of

ASU 2011-11. ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013. The Company does not expect that the adoption of ASU 2011-11 and ASU 2013-01 will have a material impact on its disclosures.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), authoritative guidance which simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This authoritative guidance is to be applied for goodwill impairment testing performed for fiscal years beginning after December 15, 2011. ASU 2011-08 was effective and adopted by the Company during 2012. However, it did not have a material impact to its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which prohibits the presentation of other comprehensive income in the statement of changes in stockholders’ equity and requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements mandated by ASU 2011-05. In February 2013, the FASB issued Accounting Standards Update No. 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires disclosures of the amounts reclassified out of accumulated other comprehensive income by component, including the respective line items of net income if the amount is required to be reclassified to net income in its entirety in the same reporting period. ASU 2011-05 and 2011-12 were effective and adopted by the Company in the first quarter of 2012 and ASU 2013-02 will be effective for the Company in the first quarter of 2013. The ASUs have impacted and will impact the Company’s financial statement presentation, but otherwise did not and will not impact its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”), an amendment to achieve common fair value measurement and disclosure requirements in GAAP and international financial reporting standards (“IFRS”). The amendments explain how to measure fair value and will improve the comparability of fair value measurement presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. ASU 2011-04 requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. This authoritative guidance is to be applied prospectively. ASU 2011-04 was effective and adopted by the Company during 2012. However, it did not have a material impact to its consolidated financial statements.

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

Interest Rate Risk.    Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of December 31, 2012, $26.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $59,000 impact on the Company’s interest expense based on the $26.7 million outstanding at December 31, 2012 with an interest rate of 2.21%. On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2010, the interest rate swap matured. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk.    Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, 62% and 64% of its costs and expenses in 2012 and 2011, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 14% and 17% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of December 31, 2012 and 2011, respectively, while 14% and 16% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of December 31, 2012 and 2011, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $43.7 million and $48.4 million as of December 31, 2012 and 2011, respectively. The principal foreign currency applicable to our business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the option to use derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at December 31, 2012.

Item 8.	Financial Statements and Supplementary Data

Lionbridge’s consolidated financial statements together with the related notes and the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, are set forth beginning on page 66 of this Form 10-K.

Quarterly Results of Operations

The following tables set forth unaudited consolidated quarterly financial data for the periods indicated. Lionbridge derived this data from its unaudited consolidated financial statements, and, in the opinion of management, they have been prepared on the same basis as Lionbridge’s audited consolidated financial statements for the years ended December 31, 2012 and 2011, and include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) (Amounts in thousands, except per share amounts) Quarter Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Revenue	$113,843	$112,070	$119,189	$112,096	$107,385	$107,574	$113,245	$99,652
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	79,330	76,176	80,573	78,173	72,015	73,662	78,808	71,736
Sales and marketing	9,755	7,913	8,630	8,509	8,608	7,976	8,701	8,278
General and administrative	17,588	18,990	19,504	19,176	18,327	19,438	18,657	18,625
Research and development	1,293	1,358	1,386	1,362	1,468	1,383	1,518	1,396
Depreciation and amortization	1,695	1,588	1,688	1,645	1,615	1,615	1,435	1,291
Amortization of acquisition-related intangible assets	754	675	545	480	583	583	583	583
Restructuring and other charges	962	241	6,719	284	67	556	643	2,103

Total operating expenses	111,377	106,941	119,045	109,629	102,683	105,213	110,345	104,012

Income (loss) from operations	2,466	5,129	144	2,467	4,702	2,361	2,900	(4,360)
Interest expense:
Interest on outstanding debt	189	171	182	190	196	192	185	149
Amortization of deferred financing costs	25	24	25	25	25	25	25	25
Interest income	22	20	18	20	22	17	15	17
Other (income) expense, net	249	165	671	(31)	2,545	(231)	423	458

Income (loss) before income taxes	2,025	4,789	(716)	2,303	1,958	2,392	2,282	(4,975)
Provision for (benefit from) income taxes (1)	(1,248)	700	(2,965)	582	(1,079)	(23)	560	471

Net income (loss)	$3,273	$4,089	$2,249	$1,721	$3,037	$2,415	$1,722	$(5,446)

Net income (loss) per share of common stock:
Basic	$0.05	$0.07	$0.04	$0.03	$0.05	$0.04	$0.03	$(0.09)
Diluted	$0.05	$0.07	$0.04	$0.03	$0.05	$0.04	$0.03	$(0.09)
Weighted average number of shares outstanding:
Basic	59,574	59,336	58,880	58,557	57,859	58,012	57,815	57,523
Diluted	62,628	61,537	60,390	59,662	59,478	59,585	59,548	57,523

(1)	Benefit from income taxes measurement adjustment of $0.2M recorded in three month period ended June 30, 2012 in connection with the PRI acquisition.

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

Out of Period Adjustments

During the three-month interim period ended December 31, 2012, the Company identified an out of period immaterial error related to the calculation of commissions expense. The Company corrected this error during the three-month interim period ended December 31, 2012, which had the effect of increasing sales and marketing expense and decreasing net income by $0.6 million and represented an understatement of sales and marketing expense of approximately $0.2 million, $0.3 million, and $0.1 million for the three-month interim periods ended March 31, 2012, June 30, 2012 and September 30, 2012, respectively. The Company has evaluated this error and does not believe the amounts are material to any of the periods impacted.

During the three-month interim period ended June 30, 2012, the Company identified an out of period immaterial error related to revenue recognition in the first quarter of 2012. The Company corrected this error during the three-month interim period ended June 30, 2012, which had the effect of reducing revenue and net income by $0.2 million, and represented an overstatement of revenue and net income of $0.1 million and $0.1 million reported in the three-month interim period ended March 31, 2012 and on prior year periods, respectively. The Company has evaluated this error and does not believe the amounts are material to any of the periods impacted.

During the three-month interim period ended March 31, 2011, the Company identified certain out of period immaterial errors related to revenue recognition in the fourth quarter of 2010 and certain gross receipts taxes for the period of fiscal years 2007 through 2010. The Company corrected these errors during the three-month interim period ended March 31, 2011, which had the effect of reducing net income by $0.3 million, comprised of a $0.1 million reduction in revenue, a $30,000 increase in cost of revenue and a $0.2 million increase in general and administrative expenses.

During the three-month interim period ended June 30, 2011, the Company identified certain out of period immaterial errors related to revenue recognition in the fourth quarter of 2010 and first quarter of 2011 and certain property tax accruals for the period of fiscal year 2007 through the first quarter of 2011. The Company corrected these errors during the three-month interim period ended June 30, 2011, which had the effect of decreasing net income by $16,000, comprised of a $0.2 million reduction in revenue and a $0.2 million decrease in general and administrative expenses.

During the three-month interim period ended December 31, 2010, the Company identified an error in the presentation of its Consolidated Statement of Cash Flows for the first, second and third quarters of 2010 associated with a deferred payment of $1.0 million for certain software licensed during the first quarter of 2010. The amount deferred was erroneously reported in the Purchases of Property and Equipment line of the Cash Flow from Investing Activities section of the Consolidated Statement of Cash Flows, with the unpaid balance included in the other accrued expenses line in the changes in operating assets and liabilities component of the cash provided by (used in) operations section of the Consolidated Statement of Cash Flows. The Company corrected this error during the three-month interim period ended December 31, 2010, with had the effect of reducing both the net cash provided by operating activities and net cash used in investing activities by $1.0 million.

The Company has evaluated these errors and does not believe the amounts are material to any periods impacted and the correction of these errors is not material to the consolidated financial statements for the year ended December 31, 2012, 2011 and 2010 or any interim periods within these years.

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

In connection with the preparation of this Form 10-K, as of December 31, 2012, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012. This conclusion was communicated to the Audit Committee.

Management’s Annual Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment of internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective at December 31, 2012 based on the criteria set forth in Internal Control-Integrated Framework.

Management excluded from its assessment of internal control over financial reporting the acquisitions of PRI and VSI, which were both acquired during 2012 and accounted for as purchase business combinations. PRI and VSI are wholly-owned subsidiaries whose aggregated total assets and total revenues represent 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report which appears in Item 15.

Changes in Internal Control over Financial Reporting.    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2013.

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information relating to directors and executive officers of Lionbridge is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2013, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2012.

Lionbridge has adopted a code of conduct that applies to all employees, including its principal executive officer, principal financial officer, and principal accounting officer. A copy of the code of ethics is available on Lionbridge’s Web site.

Item 11.	Executive Compensation

Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2013, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information relating to security ownership of certain beneficial owners and management and information on securities for issuance under equity compensation plans is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2013, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information relating to certain relationships and related transactions, and director independence is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2013, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2012.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal auditor fees and services is set forth under “Principal Auditor Fees and Services” in Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2013, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2012.

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

The exhibits filed as part of this Annual Report on Form 10-K are listed on the exhibit index immediately preceding such exhibits, and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lionbridge Technologies, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Lionbridge Technologies, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Productive Resources, LLC (“PRI”) and Virtual Solutions, Inc. (“VSI”) from its assessment of internal control over financial reporting as of December 31, 2012 because both were acquired by the Company in purchase business combinations during the year ended December 31, 2012. We have also excluded PRI and VSI from our audit of internal control over financial reporting. PRI and VSI are wholly-owned subsidiaries whose aggregated total assets and total revenues represent 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 15, 2013

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$25,797	$25,219
Accounts receivable, net of allowances of $250 and $500 at December 31, 2012 and 2011, respectively	64,152	58,413
Unbilled receivables	22,127	20,665
Other current assets	11,729	9,120

Total current assets	123,805	113,417
Property and equipment, net	19,430	21,725
Asset held for sale	727	—
Goodwill	18,652	9,675
Other intangible assets, net	16,181	7,256
Other assets	5,262	5,674

Total assets	$184,057	$157,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,897	$19,347
Accrued compensation and benefits	14,885	15,696
Accrued outsourcing	11,042	10,907
Accrued restructuring	2,210	1,308
Other accrued expenses and other current liabilities	11,092	8,105
Income taxes payable	3,220	1,482
Deferred revenue	9,277	11,057

Total current liabilities	71,623	67,902
Long-term debt	26,700	24,700
Deferred income taxes	1,143	641
Other long-term liabilities	15,010	13,212

Total liabilities	114,476	106,455
Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 64,039,585 and 61,903,518 shares issued and outstanding at December 31, 2012 and 2011, respectively	640	619
Additional paid-in capital	273,479	267,388
Accumulated deficit	(223,644)	(234,976)
Accumulated other comprehensive income	19,106	18,261

Total stockholders’ equity	69,581	51,292

Total liabilities and stockholders’ equity	$184,057	$157,747

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
Revenue	$457,198	$427,856	$405,238
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	314,252	296,221	275,474
Sales and marketing	34,807	33,563	31,218
General and administrative	75,258	75,047	74,087
Research and development	5,399	5,765	3,880
Depreciation and amortization	6,616	5,956	4,901
Amortization of acquisition-related intangible assets	2,454	2,332	4,892
Restructuring, impairment and other charges	8,206	3,369	7,762

Total operating expenses	446,992	422,253	402,214

Income from operations	10,206	5,603	3,024
Interest expense:
Interest on outstanding debt	732	722	939
Amortization of deferred financing costs	99	100	311
Interest income	80	71	87
Other expense, net	1,054	3,195	1,749

Income before income taxes	8,401	1,657	112
(Benefit from) provision for income taxes	(2,931)	(71)	1,402

Net income (loss)	$11,332	$1,728	$(1,290)

Net income (loss) per share of common stock:
Basic	$0.19	$0.03	$(0.02)
Diluted	$0.19	$0.03	$(0.02)
Weighted average number of shares outstanding:
Basic	59,102	57,859	56,690
Diluted	61,119	59,478	56,690

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net income (loss)	$11,332	$1,728	$(1,290)
Other comprehensive income (loss),
Impact to revalue unfunded projected benefit obligation	(219)	25	110
Foreign currency translation adjustment	1,064	(501)	1,215

Comprehensive income	$12,177	$1,252	$35

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value
Balance at January 1, 2010	58,192,394	$582	$258,449	$(235,414)	$17,412	$41,029
Issuance of restricted stock	2,171,036	21	(21)			—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(158,517)	(2)	(613)			(615)
Common stock issued for option exercises	521,418	5	1,521			1,526
Stock-based compensation (net of unvested restricted stock forfeitures)	(419,751)	(3)	4,043			4,040
Shares repurchased in exchange of options exercised	(222,311)	(2)	(839)			(841)
Net loss				(1,290)		(1,290)
Other comprehensive income					1,325	1,325

Balance at December 31, 2010	60,084,269	$601	$262,540	$(236,704)	$18,737	$45,174
Issuance of restricted stock	2,003,039	20	(20)			—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(210,353)	(2)	(751)			(753)
Common stock issued for option exercises	336,480	3	530			533
Stock-based compensation (net of unvested restricted stock forfeitures)	(178,063)	(2)	5,515			5,513
Shares repurchased in exchange of options exercised	(131,854)	(1)	(426)			(427)
Net income				1,728		1,728
Other comprehensive loss					(476)	(476)

Balance at December 31, 2011	61,903,518	$619	$267,388	$(234,976)	$18,261	$51,292
Issuance of restricted stock	2,005,821	20	(20)			—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(443,873)	(4)	(1,217)			(1,221)
Common stock issued for option exercises	724,204	7	1,724			1,731
Stock-based compensation (net of unvested restricted stock forfeitures)	(98,789)	(1)	5,784			5,783
Shares repurchased in exchange of options exercised	(51,296)	(1)	(180)			(181)
Net income				11,332		11,332
Other comprehensive income					845	845

Balance at December 31, 2012	64,039,585	$640	$273,479	$(223,644)	$19,106	$69,581

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$11,332	$1,728	$(1,290)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	2,454	2,332	4,892
Stock-based compensation	5,784	5,515	4,040
Non-cash restructuring, impairment and other charges	4,167	—	270
Amortization of deferred financing costs	99	100	311
Depreciation and amortization	6,616	5,956	4,901
Provision for doubtful accounts	(263)	200	81
Loss (gain) on disposal of property and equipment	2	(24)	(14)
Deferred income taxes	(4,594)	303	(753)
Net realized and unrealized foreign currency losses (gains) on forward contracts	—	607	(814)
Changes in operating assets and liabilities:
Accounts receivable	(2,303)	(1,049)	(3,642)
Unbilled receivables	(352)	(3,222)	(528)
Other current assets	(2,144)	358	(1,173)
Other assets	4,888	2,560	(1,188)
Accounts payable	649	924	(879)
Accrued compensation and benefits	(2,682)	(2,965)	447
Accrued outsourcing	(25)	1,539	214
Accrued restructuring	127	(3,735)	3,240
Other accrued expenses and other liabilities	(4,926)	(2,018)	801
Income taxes payable	1,642	746	(688)
Deferred revenue	(1,948)	(21)	(244)

Net cash provided by operating activities	18,523	9,834	7,984

Cash flows from investing activities:
Purchases of property and equipment	(8,464)	(12,433)	(8,787)
Proceeds from sale of property and equipment	727	—	6
Cash paid for acquisitions, net of cash acquired	(13,879)	—	—
Net proceeds from (payments of) forward contract hedges	—	(607)	814

Net cash used in investing activities	(21,616)	(13,040)	(7,967)

Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	3,000	23,500	—
Payments of borrowings on revolving line of credit	(3,000)	(23,500)	—
Proceeds from borrowings on long-term debt	10,000	—	—
Payments of borrowings on long-term debt	(8,150)	—	—
Proceeds from issuance of common stock under option and employee stock purchase plans	1,358	104	701
Payments of capital lease obligations	(19)	(14)	(11)

Net cash provided by financing activities	3,189	90	690

Net increase (decrease) in cash and cash equivalents	96	(3,116)	707
Effects of exchange rate changes on cash and cash equivalents	482	129	67
Cash and cash equivalents at beginning of year	25,219	28,206	27,432

Cash and cash equivalents at end of year	$25,797	$25,219	$28,206

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Nature of the Business

Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”) provides a suite of globalization solutions to businesses in diverse end markets including technology, internet and media, manufacturing, mobile and telecommunications, life sciences, government, automotive, aerospace and retail. Lionbridge is a leading provider of language, content and testing solutions that enable clients to optimize, release, manage and maintain their technology applications and content globally. Lionbridge’s solutions include product and content globalization; interpretation services; application development and maintenance; software and hardware testing; product certification and competitive analysis. Lionbridge has three operating segments: Global Language and Content (“GLC”), Global Development and Testing (“GDT”) and Interpretation. As part of its GLC solutions, Lionbridge also provides global marketing services and creates and translates technical documentation for clients who market to and support customers in global markets. Lionbridge GLC solutions utilize the Company’s cloud-based technology platform and global service delivery model which make the translation, localization and authoring process more efficient for Lionbridge clients. Through its GDT solutions, Lionbridge optimizes, tests and maintains IT applications to ensure the quality, interoperability, usability relevance and performance of clients’ software, consumer technology products, web sites and content. Lionbridge’s testing services, which are offered under the VeriTest brand, also include product certification and competitive analysis. Lionbridge has substantial domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model. As part of its GDT offering, Lionbridge also provides specialized enterprise crowdsourcing services including search relevance testing, in-country testing for mobile devices, and data management solutions. Lionbridge provides interpretation services for government, business and healthcare organizations that require experienced linguists to facilitate communication. Lionbridge has its head office in the United States, with operations in Europe, Asia, India, North America, and Latin America.

Lionbridge anticipates that its present cash and cash equivalents position and available financing under its Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future. Should the Company require additional funding, the Company’s access to capital markets as a means of funding any anticipated cash needs may be limited due to global economic market conditions. Moreover, the Company may not be able to access additional debt financing on the same or substantially similar terms as those in the Credit Agreement due to volatility and instability in worldwide credit markets. Management is committed to pursuing alternative financing arrangements or reducing expenditures as necessary to meet the Company’s cash requirements through 2013 if necessary.

Out of Period Adjustments

During the three-month interim period ended December 31, 2012, the Company identified an out of period immaterial error related to the calculation of commissions expense. The Company corrected this error during the three-month interim period ended December 31, 2012, which had the effect of increasing sales and marketing expense and decreasing net income by $0.6 million and represented an understatement of sales and marketing expense of approximately $0.2 million, $0.3 million, and $0.1 million for the three-month interim periods ended March 31, 2012, June 30, 2012 and September 30, 2012, respectively. The Company has evaluated this error and does not believe the amounts are material to any of the periods impacted.

During the three-month interim period ended June 30, 2012, the Company identified an out of period immaterial error related to revenue recognition in the first quarter of 2012. The Company corrected this error during the three-month interim period ended June 30, 2012, which had the effect of reducing revenue and net income by $0.2 million, and represented an overstatement of revenue and net income of $0.1 million and $0.1 million reported in the three-month interim period ended March 31, 2012 and on prior year periods, respectively. The Company has evaluated this error and does not believe the amounts are material to any of the periods impacted.

During the three-month interim period ended March 31, 2011, the Company identified certain out of period immaterial errors related to revenue recognition in the fourth quarter of 2010 and certain gross receipts taxes for the period of fiscal years 2007 through 2010. The Company corrected these errors during the three-month interim period ended March 31, 2011, which had the effect of reducing net income by $0.3 million, comprised of a $0.1 million reduction in revenue, a $30,000 increase in cost of revenue and a $0.2 million increase in general and administrative expenses.

During the three-month interim period ended June 30, 2011, the Company identified certain out of period immaterial errors related to revenue recognition in the fourth quarter of 2010 and first quarter of 2011 and certain property tax accruals for the period of fiscal year 2007 through the first quarter of 2011. The Company corrected these errors during the three-month interim period ended June 30, 2011, which had the effect of decreasing net income by $16,000, comprised of a $0.2 million reduction in revenue and a $0.2 million decrease in general and administrative expenses.

During the three-month interim period ended December 31, 2010, the Company identified an error in the presentation of its Consolidated Statement of Cash Flows for the first, second and third quarters of 2010 associated with a deferred payment of $1.0 million for certain software licensed during the first quarter of 2010. The amount deferred was erroneously reported in the Purchases of Property and Equipment line of the Cash Flow from Investing Activities section of the Consolidated Statement of Cash Flows, with the unpaid balance included in the other accrued expenses line in the changes in operating assets and liabilities component of the cash provided by (used in) operations section of the Consolidated Statement of Cash Flows. The Company corrected this error during the three-month interim period ended December 31, 2010, with had the effect of reducing both the net cash provided by operating activities and net cash used in investing activities by $1.0 million.

The Company has evaluated these errors and does not believe the amounts are material to any periods impacted and the correction of these errors is not material to the consolidated financial statements for the year ended December 31, 2012, 2011 and 2010 or any interim periods within these years.

2.	Significant Accounting Policies

The accompanying consolidated financial statements of Lionbridge reflect the application of certain significant accounting policies as described below:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lionbridge and its wholly owned subsidiaries from the effective date of their acquisition or formation. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Product and content globalization and product certification projects are generally fixed price contracts and revenue is recognized as services are delivered. Depending on specific contractual provisions and the nature of the deliverable, revenue is recognized (1) on a proportional performance model based on level of effort, (2) as milestones are achieved or (3) when final deliverables have been met. Amounts billed in excess of revenue recognized are recorded as deferred revenue.

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

Lionbridge’s GLC agreements with its customers may provide the customer with a fixed and limited time period following delivery during which Lionbridge will attempt to address any non-conformity to previously agreed upon objective specifications relating to the work, either in the form of a limited acceptance period or a post-delivery warranty period. Management believes recognition of revenue at the time the services are delivered is appropriate, because its obligations under such provisions are limited in time, limited in scope, and historically have not involved significant costs. In the future, if the post delivery acceptance or warranty provisions become more complex or include subjective acceptance criteria, Lionbridge may have to revise its revenue recognition policy accordingly, which could affect the timing of revenue recognition.

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

Revenue includes reimbursement of travel, out-of-pocket expenses, certain facilities and hardware costs with equivalent amounts of expense recorded in cost of revenue.

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

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were approximately $0.4 million, $0.4 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and include salaries and associated employee benefits and third-party contractor expenses. These costs relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and its globalization management system.

Foreign Currency Translation

The functional currency for each of Lionbridge’s foreign operations is predominantly the local currency of the country in which those operations are based. Revenues and expenses of foreign operations are translated into U.S. Dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. Dollars at year-end rates of exchange. The Company has reflected a resulting translation gain of $1.1 million for the year ended December 31, 2012, translation loss of $0.5 million for the year ended December 31, 2011, and a translation gain of $1.2 million for the year ended December 31, 2010, in accumulated other comprehensive income, which is a component of stockholders’ equity. These unrealized gains and losses are primarily attributable to the fluctuation in value between the U.S. Dollar and the Euro. For the purpose of disclosure of comprehensive income (loss), Lionbridge does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as Lionbridge intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Realized and unrealized foreign currency transaction gains or losses, arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies, are included in “Other expense, net” in the consolidated statements of operations and resulted in losses of $1.1 million, $1.7 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Financial Instruments

Lionbridge enters into foreign currency forward contracts with commercial banks to hedge exposure to foreign currency assets and liabilities recorded on its balance sheet and utilizes interest rate swaps to manage interest rate risk. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings. The Company had no foreign exchange forward contracts outstanding at December 31, 2012.

On July 20, 2007, the Company entered into a three-year amortizing interest rate swap with a notional amount of $20.0 million that corresponds to a portion of the Company’s floating rate credit facility. On July 31, 2010, the interest rate swap matured. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. The interest rate swap was designated as a cash flow hedge under the guidance of ASC 815, “Derivatives and Hedging” (“ASC 815”) and changes in the fair value were recorded to other comprehensive income. There were no cash flow hedges for the years ended December 31, 2012 or 2011.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization and any recognized impairment loss. Additions and improvements that extend the useful life of an asset are capitalized; maintenance and repairs are expensed as incurred. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net income or loss.

In accordance with ASC 350-40, “Internal Use Software” (“ASC 350-40”), the Company capitalizes costs incurred during the application development stage, which include costs of designing the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are generally expensed as incurred. Capitalized development costs are amortized over the estimated life of the software, using the straight-line method, beginning with the date that an asset is ready for its intended use. The capitalization and ongoing assessment of development costs requires considerable judgment by management, including, but not limited to, technological feasibility and estimated economic life. Capitalized software is included in “Property and equipment, net” on the consolidated balance sheets.

The Company capitalized costs of $3.7 million, $4.1 million, and $5.4 million in 2012, 2011 and 2010, respectively, which primarily related to the development of internal financial systems and enhancements of internal products. Of such total capitalized costs, $2.4 million, $4.1 million, and $2.2 million related to costs associated with software developed for internal use that was placed into service for 2012, 2011 and 2010, respectively. The remaining $1.3 million and $3.2 million related to costs associated with the development of software for internal use that was not yet placed into service as of December 31, 2012 and 2010, respectively. There were no costs associated with the development of software for internal use that was not yet placed into service as of December 31, 2011. The capitalized costs placed in service during 2012, 2011 and 2010 are being amortized over three years. Amortization expenses for costs incurred to develop computer software for internal use totaled $2.2 million, $2.3 million and $1.5 million during 2012, 2011 and 2010, respectively, and are included in “Depreciation and Amortization” on the consolidated statements of operations.

The cost of property and equipment is depreciated over the estimated useful lives of the assets using the straight-line method, based upon the following asset lives:

Computer software and equipment	1 to 7 years
Building and building improvements	5 to 40 years
Furniture and office equipment	3 to 10 years
Leasehold improvements	Shorter of lease term or useful life of asset

Goodwill and Other Intangible Assets

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2012 and 2011, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for either year.

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset grouping are less than its carrying value. If it is determined that the asset group is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of its long-lived assets include a worsening in customer attrition rates compared to historical attrition rates, lower than initially anticipated cash flows associated with customer relationships, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, identification of other impaired assets within a reporting unit, disposition of a significant portion of an operating segment, significant negative industry or economic trends, significant decline in the Company’s stock price for a sustained period and a decline in our market capitalization relative to net book value.

Other intangible assets arose from the acquisition of Bowne Global Solutions (“BGS”) in September 2005, Productive Resources, LLC (“PRI”) in June 2012 and Virtual Solutions, Inc. (“VSI”) in November 2012 and consist of the following, which have been or are being amortized on a straight-line basis over the following estimated useful lives, except for the BGS customer relationships, of which a portion is being amortized using an economic consumption method:

Estimated Useful Life

BGS:
Customer relationships	3 to 12 years
Customer contracts	3 to 5 years
Internally developed software	1 to 4 years
PRI:
Customer relationships	12 years
Non-compete agreements	5 years
VSI:
Developed technology	5 years
Core technology	10 years
Customer relationships	2 years
Non-compete agreements	4 years
Trademark	2 years

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

Accounting for Stock-Based Compensation

The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to ASC 718, “Compensation—Stock Compensation” (“ASC 718”), which requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date.

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

Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net income (loss), the net change in the funded status of defined benefit postretirement plans and the net change in foreign currency translation adjustment.

Concentrations of Credit Risk and Significant Customers

Financial instruments which potentially subject Lionbridge to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with several investment grade financial institutions. Investments consist of time deposits with maturities less than 30 days. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. Hewlett Packard and Microsoft accounted for approximately 12% and 10%, respectively, of consolidated accounts receivable at December 31, 2012. Hewlett Packard accounted for approximately 10% of consolidated accounts receivable at December 31, 2011. No other client individually accounted for more than 10% of consolidated accounts receivable at December 31, 2012 or 2011. Lionbridge generally does not require collateral or other security against trade receivable balances; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

Fair Value of Financial Instruments

Financial instruments are carried in the consolidated financial statements at amounts that approximate fair values at December 31, 2012 and 2011. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. The Company recognizes all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC 815, “Derivatives and Hedging—Net Settlement”. The Company records changes in the fair value of derivative instruments in earnings unless deferred hedge accounting criteria is met. For derivative instruments designated as fair value hedges, the Company records the changes in fair value of both the derivative instrument and the hedged item in earnings.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements. In January 2013, the FASB issued Accounting Standards Update 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which clarifies the scope of the offsetting disclosures of ASU 2011-11. ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013. The Company does not expect that the adoption of ASU 2011-11 and ASU 2013-01 will have a material impact on its disclosures.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), authoritative guidance which simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This authoritative guidance is to be applied for goodwill impairment testing performed for fiscal years beginning after December 15, 2011. ASU 2011-08 was effective and adopted by the Company during 2012. However, it did not have a material impact to its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which prohibits the presentation of other comprehensive income in the statement of changes in stockholders’ equity and requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements mandated by ASU 2011-05. In February 2013, the FASB issued Accounting Standards Update No. 2013-02

“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires disclosures of the amounts reclassified out of accumulated other comprehensive income by component, including the respective line items of net income if the amount is required to be reclassified to net income in its entirety in the same reporting period. ASU 2011-05 and 2011-12 were effective and adopted by the Company in the first quarter of 2012 and ASU 2013-02 will be effective for the Company in the first quarter of 2013. The ASUs have impacted and will impact the Company’s financial statement presentation, but otherwise did not and will not impact its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”), an amendment to achieve common fair value measurement and disclosure requirements in GAAP and international financial reporting standards (“IFRS”). The amendments explain how to measure fair value and will improve the comparability of fair value measurement presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. ASU 2011-04 requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. This authoritative guidance is to be applied prospectively. ASU 2011-04 was effective and adopted by the Company during 2012. However, it did not have a material impact to its consolidated financial statements.

3.	Acquisitions

Productive Resources, LLC

On June 1, 2012, the Company acquired PRI for $10.5 million in cash, (including the effect of preliminary working capital adjustments) and deferred payments totaling $2.0 million that are payable in three annual payments starting on the first anniversary of the acquisition date. PRI is a provider of outsourced technical engineering, documentation and drafting solutions. PRI is included in the Company’s GLC operating segment. PRI provides Lionbridge with operations in the Midwestern region of the United States and long-standing relationships with clients in the manufacturing sector. The acquisition also expands the Company’s delivery model for addressing all aspects of client’s global content lifecycle, including drafting, illustration, documentation, translation and support.

The total acquisition date fair value of the consideration transferred was estimated at $12.4 million as follows (in thousands):

Initial cash payment	$10,457
Fair value of deferred cash payments	1,936

Total consideration transferred	$12,393

The assets and liabilities associated with PRI were recorded at their fair values as of the acquisition date and the amounts as follows (in thousands):

Cash	$27
Accounts receivable	2,077
Unbilled receivables	967
Prepaid and other assets	118
Property and equipment	240
Intangible assets	7,500
Goodwill	5,264

Total assets	16,193
Accounts payable	(82)
Accrued compensation and benefits	(704)
Other liabilities	(62)
Deferred tax liabilities	(2,952)

Total consideration transferred	$12,393

Intangible assets acquired totaling $7.5 million include customer relationships of $6.2 million and a non-compete agreement executed by a key employee (“the Non-Competition Agreement”) of $1.3 million. A measurement period adjustment to the income tax provision in the amount of $0.2 million was recorded in connection with this acquisition.

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

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies. None of the goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes. The purchase price and goodwill is subject to change upon settlement of post-closing adjustments related to the working capital payment which is expected to be finalized by the end of the second quarter of 2013.

Transaction costs related to this acquisition were $0.3 million for the year ended December 31, 2012, and are included in “Restructuring, impairment and other charges” in the consolidated statement of operations.

The unaudited pro forma information presented in the following table summarizes the Company’s consolidated results of operations for the periods presented, as if the acquisition of PRI had occurred on January 1, 2011 (in thousands, except per share amounts). The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2011, nor is it intended to be a projection of future results.

	Year ended December 31,
	2012	2011
Revenue	$461,932	$437,877
Net income (loss)	$11,960	$1,910
Basic earnings per share	$0.20	$0.03
Diluted earnings per share	$0.20	$0.03

Since the date of the acquisition, June 1, 2012, the Company has recorded $6.2 million of revenue attributable to PRI within its consolidated financial statements.

Virtual Solutions, Inc.

On November 30, 2012, the Company acquired VSI, a provider of crowdsourcing solutions to state and local governments. VSI is included in the Company’s GDT operating segment. The acquisition enables the Company to address growing demand for secure, technology-enabled enterprise crowdsourcing solutions that leverage a pre-qualified global talent pool or “private crowd” and a highly-secure technology platform to manage and complete business projects.

The Company paid $3.4 million in cash upon closing, $1.0 million of deferred cash consideration, and a $3.0 million earn-out potential payable in cash over the course of three years for the acquisition of VSI. The purchase price and goodwill is subject to change upon settlement of post-closing adjustments related to the working capital payment which was completed during December 2012 and the Company paid $0.4 million in January 2013, which is included in the $1.0 million of deferred cash consideration. Using a discounted cash flow method, the Company recorded an estimated liability related to the earn-out of $1.5 million as of the acquisition date and as of December 31, 2012. The Company will continue to assess the probability that the conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled.

The total acquisition date fair value of the consideration transferred was estimated at $6.3 million as follows (in thousands):

Initial cash payment	$3,449
Fair value of deferred and contingent earn-out cash payments	2,882

Total consideration transferred	$6,331

The assets and liabilities associated with VSI were recorded at their fair values as of the acquisition date and the amounts as follows (in thousands):

Cash	$4
Accounts receivable	529
Other current assets	2
Intangible assets	3,880
Goodwill	3,713

Total assets	8,128
Accounts payable	(20)
Accrued expenses	(29)
Other liabilities	(93)
Deferred tax liabilities	(1,504)
Debt	(151)

Total consideration transferred	$6,331

Intangible assets acquired totaling $3.9 million include developed technology of $1.7 million, core technology of $1.1 million, customer relationships of $0.9 million, non-compete agreements executed by key employees (“the Non-Competition Agreements”) of $0.2 million, and a trademark of $40,000.

The estimated fair value attributed to the developed technology was determined based upon a discounted cash flow forecast utilizing a multi-period excess earning method. Cash flows were discounted at a rate of 19%. The developed technology will be amortized over a period of 5 years on a straight-line basis, which approximates the pattern in which the economic benefits of the developed technology is expected to be realized.

The estimated fair value attributed to the core technology was determined based upon a discounted cash flow forecast utilizing a relief from royalty method. Cash flows were discounted at a rate of 26%. The core technology will be amortized over a period of 10 years on a straight-line basis, which approximates the pattern in which the economic benefits of the core technology is expected to be realized.

The estimated fair value attributed to the customer relationships and trademark were determined based upon a discounted cash flow forecast. Cash flows were discounted at a rate of 23%. The fair value of the customer relationships and trademark will be amortized over a period of 2 years on a straight-line basis, which approximates the pattern in which the economic benefits of the customer relationships and trademark are expected to be realized.

The fair value of the Non-Competition Agreements will be amortized over 4 years on a straight-line basis, which approximates the pattern in which the economic benefits of the non-compete agreement is expected to be realized. Cash flows were discounted at a rate of 23%.

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies. None of the goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes.

Transaction costs related to this acquisition were $0.1 million for the year ended December 31, 2012, and are included in restructuring, impairment and other expenses.

Consolidated revenues and net income for 2012 attributable to VSI since the acquisition date were not material.

4.	Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2012	2011
Computer software and equipment	$38,290	$34,579
Land, buildings and building improvements	—	980
Furniture and office equipment	3,015	5,213
Leasehold improvements	9,789	10,417

	51,094	51,189
Less: Accumulated depreciation and amortization	(31,664)	(29,464)

	$19,430	$21,725

Depreciation and amortization expense was $6.6 million, $6.0 million and $4.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

5.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill on a total consolidated basis and by reportable segment for the years ended December 31, 2012 and 2011 consisted of the following (in thousands):

	GLC	GDT	Total
Balance at December 31, 2010, gross	$120,587	$9,675	$130,262
Accumulated goodwill impairment	(120,587)	—	(120,587)

Balance at December 31, 2010, net	—	9,675	9,675
Balance at December 31, 2011, gross	120,587	9,675	130,262
Accumulated goodwill impairment	(120,587)	—	(120,587)

Balance at December 31, 2011, net	—	9,675	9,675
Acquisition of PRI .	5,264	—	5,264
Acquisition of VSI	—	3,713	3,713

Balance at December 31, 2012, gross	125,851	13,388	139,239
Accumulated goodwill impairment	(120,587)	—	(120,587)

Balance at December 31, 2012, net	$5,264	$13,388	$18,652

Included in “Other intangible assets, net” in the Company’s consolidated balance sheet are other intangible assets that are subject to amortization. The following table summarizes other intangible assets as of December 31, 2012 and 2011, respectively (in thousands):

	2012			2011
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000	$(26,666)	$5,334	$32,000	$(24,744)	$7,256
BGS acquired customer contracts	14,000	(14,000)	—	14,000	(14,000)	—
BGS acquired technology	2,317	(2,317)	—	2,317	(2,317)	—
PRI acquired customer relationships	6,200	(302)	5,898	—	—	—
PRI non-compete agreement	1,300	(152)	1,148	—	—	—
VSI acquired developed technology	1,700	(28)	1,672	—	—	—
VSI acquired core technology	1,100	(9)	1,091	—	—	—
VSI customer relationships	890	(37)	853	—	—	—
VSI non-compete agreements	150	(3)	147	—	—	—
VSI acquired trademark	40	(2)	38	—	—

	$59,697	$(43,516)	$16,181	$48,317	$(41,061)	$7,256

Estimated annual amortization expense related to these intangible assets is as follows (in thousands):

Year ending December 31,
2013	$3,312
2014	2,995
2015	2,339
2016	2,146
2017	1,534
Thereafter	3,855

$16,181

Impairment

Lionbridge has three reporting units: (1) GLC, (2) GDT, and (3) Interpretation. As of December 31, 2012 and 2011, no goodwill was assigned to our Interpretation reporting unit. The Company performs an annual impairment test of its goodwill as required under the provisions of ASC 350 on December 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. ASC 350 requires that the impairment test be performed through the application of a two-step process. The first step compares the carrying value of the Company’s reporting units to their estimated fair values as of the test date. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any. As of December 31, 2012 and 2011, the Company performed its annual impairment test for goodwill at the reporting unit level and, after conducting the first step, determined that it was not necessary to conduct the second step as it concluded that the fair value of its reporting units substantially exceeded their carrying value. Accordingly, as of December 31, 2012 and 2011, the Company determined no adjustment to goodwill was necessary. For intangible assets and other long-lived assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. In 2012, the Company recorded an impairment charge of $4.0 million related to certain software license and capitalized development costs related automated machine translation technology licensed from IBM Corporation and $0.2 million related to real property of the Company located in Wuppertal, Germany being held for sale at a value lower than its carrying value.

6.	Debt

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving credit agreement dated as of December 31, 2006, as the amended to date (the “Credit Agreement”), which was scheduled to expire in December 2011. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.75% – 2.50%, depending on certain conditions. At December 31, 2012, $26.7 million was outstanding with an interest rate of 2.21%. The fair value of debt approximates its current value of $26.7 million as of December 31, 2012. The fair value of the debt would be classified as a Level 2 measurement due to the use of inputs based on similar liabilities in the market. The outstanding debt on the Credit Agreement will be due in full on September 30, 2014. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of December 31, 2012. During 2012, the Company borrowed $10.0 million and paid back $8.0 million against its revolving line of credit.

7.	Commitments and Contingencies

Operating Lease Commitments

The Company leases certain equipment and office space under noncancelable agreements which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases (excluding recognition of sublease income) at December 31, 2012 were as follows (in thousands):

Year ending December 31,
2013	$14,134
2014	8,522
2015	7,054
2016	5,436
2017	2,831
Thereafter	11,136

$49,113

Lionbridge recorded total rental expense of $13.5 million, $14.1 million and $14.5 million in 2012, 2011 and 2010, respectively.

Guarantor Arrangements

When as part of an acquisition the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. In September 2005, the Company acquired all of the stock of Bowne Global Solutions (“BGS”). Since those dates, the Company has not received any claims for events that occurred prior to such acquisition. The Company believes that there are no such liabilities outside the ordinary course of business related to the acquisition of BGS. Accordingly, the Company has no liabilities recorded for these guarantees as of December 31, 2012. Moreover, pursuant to the terms of the acquisition agreement with BGS, BGS is obligated to indemnify the Company for tax liabilities incurred prior to the September 1, 2005 acquisition date. This indemnification obligation continues in perpetuity with respect to tax liabilities arising prior to the acquisition date.

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

Based upon Lionbridge’s historical experience, contractual limitations of liability applicable to such indemnities, and information known as of December 31, 2012, the Company believes its liability on the above guarantees and indemnities at December 31, 2012 is immaterial.

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement. Five of those appeals were dismissed with prejudice on October 6, 2010. On May 17, 2011, the Court of Appeals dismissed four of the remaining appeals. On January 10, 2012, the last remaining appeal was dismissed with prejudice, as a result of which the settlement became final, by its terms. All settlement proceeds have been disbursed. The Company’s financial contribution to the settlement was fully covered by insurance.

8.	Stockholders’ Equity and Stock-Based Compensation

Stock Repurchase

In 2012, the Company repurchased 495,169 shares of the Company’s common stock from employees to cover the cost and tax withholding obligation for options, restricted common stock awards and restricted common stock units.

On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6 million per year, subject to certain market rate conditions. There were no shares repurchased under the plan as of December 31, 2012.

Stock Option Plans

On May 3, 2011, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2011 Stock Incentive Plan (the “2011 Plan”), which had been previously adopted by the Lionbridge Board of Directors on January 27, 2011 and replaces the Lionbridge 2005 Stock Incentive Plan (the “2005 Plan”). The 2011 Plan provides for the issuance of 4,500,000 shares of common stock to officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries in the form of stock options, shares of restricted stock, restricted stock units and other forms of equity. Options to purchase common stock under the 2011 Plan are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 2011 Plan vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2011 Plan. Under the terms of the 2011 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options granted under the 2011 Plan are amortized using a straight-line basis over the option vesting period. At December 31, 2012, there were 1,776,803 shares available for future grant under the 2011 Plan.

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

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2012:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2011	3,771,133	$4.85
Granted	422,500	$2.79
Exercised	(724,204)	$2.39		$1,181
Canceled (forfeited and expired)	(746,250)	$5.48

Outstanding as of December 31, 2012	2,723,179	$5.01	2.9	$1,847

Vested or expected to vest as of December 31, 2012	2,457,420	$4.85	2.9	$1,784

Exercisable as of December 31, 2012	1,691,366	$5.68	2.2	$995

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $4.02 as of December 31, 2012, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of options outstanding representing aggregate intrinsic value as of December 31, 2012 was 1,468,366. The total number of options exercisable representing aggregate intrinsic value as of December 31, 2012 was 672,803.

The weighted average grant date fair value of options, as determined under ASC 718 granted during the years ended December 31, 2012, 2011 and 2010 was $2.79, $2.19 and $1.83 per share respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was approximately $1.2 million, $0.5 million and $0.4 million, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2012, 2011 and 2010 was approximately $1.7 million, $0.1 million and $0.7 million, respectively. The total fair value of shares vested during the year ended December 31, 2012, 2011 and 2010 was $0.7 million, $1.6 million and $2.0 million, respectively. Total compensation expense related to stock options was $0.6 million, $0.7 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.0 million and will be recognized over an estimated weighted average period of approximately 2.3 years.

The Company settles employee stock option exercises with newly issued shares of common stock.

Valuation Assumptions for Stock Options

For the years ended December 31, 2012, 2011 and 2010, 422,500, 424,500 and 470,500 stock options were granted, respectively. The fair value of each option (excluding market-based awards discussed below) was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.50 to 0.83%	0.89 to 2.11%	1.27 to 2.55%
Expected volatility	69.3 to 80.2%	78.8 to 81.7%	74.9 to 79.4%
Expected life (years)	4.0	4.0 to 4.1	4.1
Dividend yield	0%	0%	0%

The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Restricted Stock Awards

Lionbridge issued 2,090,621 and 2,134,826 shares of restricted common stock and restricted stock units with a fair market value of $5.9 million and $7.9 million in 2012 and 2011, respectively. Of the total 2,090,621 shares of restricted common stock and restricted stock units issued in 2012, 1,580,705 have restrictions on disposition which lapse over four years from the date of grant, 67,416 have restrictions on disposition which lapse over thirteen months from the date of grant, and 442,500 restricted shares were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance based stock incentive awards under the Corporation’s 2011 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Total compensation expense related to all restricted stock awards was $5.2 million, $4.8 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2012, 2011 and 2010 was $2.80, $3.72 and $3.05 per share, respectively. The total fair value of restricted stock awards vested during the year ended December 31, 2012, 2011 and 2010 was $3.9 million, $3.0 million and $2.7 million, respectively.

The following table summarizes non-vested restricted stock awards activity for the year ended December 31, 2012:

	Non-vested Number of Restricted Share Awards	Grant Date Fair Value
Non-vested balance at December 31, 2011	4,348,825	$3.24
Granted at fair market value	2,090,621	$2.80
Vested	(1,385,122)	$2.76
Forfeited	(98,789)	$2.89

Non-vested balance at December 31, 2012	4,955,535	$3.19

Lionbridge currently expects to amortize $7.3 million of unamortized compensation in connection with restricted stock awards outstanding as of December 31, 2012 over an estimated weighted average period of approximately 2.4 years.

9.	Income Taxes

The components of the provision for (benefit from) income taxes are as follows for the years ended December 31 (in thousands):

	2012	2011	2010
Current:
Federal	$208	$85	$160
State	425	276	304
Foreign	982	(735)	1,691

Total current provision (benefit)	$1,615	$(374)	$2,155

Deferred:
Foreign	$(99)	$303	$(753)
Domestic	(4,447)	—	—

Total deferred (benefit) provision	$(4,546)	$303	$(753)

Total (benefit) provision for income taxes	$(2,931)	$(71)	$1,402

The components of the income (loss) before income taxes were as follows for the years ended December 31 (in thousands):

	2012	2011	2010
United States	$3,626	$(2,324)	$342
Foreign	4,775	3,981	(230)

Income before income taxes	$8,401	$1,657	$112

The differences between the income tax provision and income taxes computed using the applicable U.S. federal statutory tax rate of 34 percent are as follows for the years ended December 31 (in thousands):

	2012	2011	2010
Statutory tax	$2,856	$563	$38
State income taxes	704	628	553
Tax rate differential for international jurisdictions and related items	(2,209)	(2,000)	(646)
Changes in reserves for uncertain tax positions	(901)	(1,883)	478
Valuation allowance	(9,676)	(1,286)	(1,041)
Stock-based compensation	(76)	(4)	(74)
Permanent differences	3,099	3,345	2,660
Rate change on deferred	3,290	—	—
Other	(18)	566	(566)

Effective tax	$(2,931)	$(71)	$1,402

The consolidated deferred tax assets (liabilities) of the Company were as follows at December 31 (in thousands):

	2012	2011
U.S. net operating loss carryforwards	$27,798	$35,462
Foreign net operating loss carryforwards	45,231	47,656
Amortization and depreciation of long-lived assets	(1,750)	309
Goodwill amortization	3,567	5,707
Reserves and accruals	1,637	1,899
Tax credits carryforwards	2,020	2,057
Stock-based compensation	7,412	7,005
Unrealized foreign exchange loss	2,224	2,710
Deferred revenue	382	217
Other	560	588
Valuation allowance	(87,374)	(102,455)

Net deferred tax asset (liability)	$1,707	$1,155

The net deferred tax assets at December 31, 2012 and December 31, 2011 both relate primarily to net operating loss and tax credit carryforwards in foreign jurisdictions.

Lionbridge’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered Lionbridge’s history of losses and concluded that, with the exception of certain foreign tax jurisdictions, it is more-likely-than-not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been maintained against those deferred tax assets resulting in a net decrease to the valuation allowance of $15.1 million in 2012. Management has determined that the likelihood of realizing the deferred tax assets of certain tax jurisdictions is more-likely-than-not and, accordingly, has recorded a net deferred tax asset of $1.7 million as of December 31, 2012. Management reevaluates the positive and negative evidence periodically.

At December 31, 2012, Lionbridge had net operating loss carryforwards for U.S. federal income tax purposes of $78 million that may be used to offset future taxable income, which begin to expire in 2020. Of this amount, $18.6 million relates to deductions from the exercise of stock options of which approximately $8.7 million is tracked separately and not included in the Company’s deferred tax asset (in accordance with ASC 718). The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. The Company has federal research and development tax credits which may be used to offset future income tax of $0.1 million, which begin to expire in 2019. The Company has federal foreign tax credits which may be used to offset future income tax of $0.3 million, which begin to expire in 2013. Additionally, Lionbridge has non-U.S. net operating loss carryforwards of $160 million which begin to expire in 2013.

At December 31, 2012, unrepatriated earnings of non-U.S. subsidiaries totaled $38.5 million. No provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits. Determination of the potential deferred income tax liability on these unrepatriated earnings is not practicable.

Lionbridge’s Indian subsidiary, Lionbridge Technologies Private, Ltd. (“Lionbridge India”) had its tax holiday expire on its March 31, 2011 tax year end. Now that the tax holiday has ended, the taxable profit is taxed at the full statutory rate, currently at 32.45%. At December 31, 2012, Lionbridge India has an Indian Minimum Alternative Tax (“MAT”) credit carryforward of $1.0 million, which is available to offset certain future Indian income tax liabilities, and which expires at various dates through 2018. This tax holiday resulted in estimated tax savings of $0.3 million and $1.0 million for the Indian subsidiary for December 31, 2011 and 2010, respectively.

Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

In connection with the acquisition of BGS, Bowne agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. As of December 31, 2012 and 2011, there were no remaining unrecognized tax benefits related to the acquisition of BGS subject to indemnification.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Total	Lionbridge	Indemnification
Balance at January 1, 2010	$5,885	$4,225	$1,660
Additions based on tax positions related to the current year	466	466	—
Reductions for tax positions of prior years	(25)	(25)	—
Reductions due to lapse of applicable statute of limitations	(369)	(197)	(172)

Balance at December 31, 2010	5,957	4,469	1,488
Additions based on tax positions related to the current year	391	391	—
Settlements	(1,424)	—	(1,424)
Reductions due to lapse of applicable statute of limitations	(431)	(367)	(64)

Balance at December 31, 2011	4,493	4,493	—
Additions based on tax positions related to the current year	491	491	—
Reductions for tax positions of prior years	(85)	(85)	—
Reductions for audit settlements of prior years	(194)	(194)	—
Reductions due to lapse of applicable statute of limitations	(884)	(884)	—

Balance at December 31, 2012	$3,821	$3,821	—

As of December 31, 2012 and 2011, the total amount of unrecognized tax benefits was $3.8 million and $4.5 million, respectively, which, if recognized, would favorably affect the effective income tax rate in future periods. Lionbridge accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. The total amount of accrued interest and penalties related to the Company’s unrecognized tax benefits was $1.5 million and $1.7 million as of December 31, 2012 and 2011, respectively. The Company believes that it is reasonably possible that approximately $0.8 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized by the end of 2013 as a result of a lapse of the statute of limitations. The Company or one of its subsidiaries files income tax returns in the United States and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for years 2009 through present. Carryforward attributes that were generated in earlier periods remain subject to examination to the extent the year in which they were used or will be used remains open for examination. The tax years which remain subject to examination by tax authorities in foreign jurisdictions, as of December 31, 2012, include years 2004 through present. Examinations are currently underway in certain jurisdictions including Canada, Finland, Belgium, India, and Poland, as of December 31, 2012.

10.	Restructuring Charges

Lionbridge recorded $3.6 million of restructuring charges in the year ended December 31, 2012. The $3.6 million of restructuring charges recorded in 2012 included $3.3 million for workforce reductions in Europe, the

Americas and Asia consisting of 35 technical staff and 4 administrative staff, $0.3 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. All these charges are related to the Company’s Global Language and Content (“GLC”) segment. The Company made $2.7 million of cash payments in 2012 all of which related to the GLC operating segments.

Lionbridge recorded $3.4 million of restructuring charges in the year ended December 31, 2011. The $3.4 million included $2.8 million for workforce reductions in Europe, the Americas and Asia consisting of 53 technical staff, 7 administrative staff and 1 sales staff, $0.2 million recorded for vacated facilities and associated site closure costs, $0.4 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, and ASC 712, and related literature. Of these charges, $3.4 million related to the Company’s GLC segment and $9,000 related to the Interpretation segment. The Company made $7.1 million of cash payments related to restructuring in 2011, $7.1 million, $8,000 and $9,000 related to the GLC, GDT and Interpretation segments, respectively.

Lionbridge recorded $7.8 million of restructuring charges in the year ended December 31, 2010. The $7.8 million included $5.7 million for workforce reductions in Europe, the Americas and Asia consisting of 70 technical staff, 8 administrative staff and 6 sales staff, $1.2 million recorded for vacated facilities and associated site closure costs, $0.7 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions and $0.2 million for the accelerated amortization of long-lived assets in connection with vacated facilities, recorded pursuant to the guidance of ASC 420 and ASC 712, and related literature. Of these charges, $7.7 million related to the Company’s GLC segment and $0.1 million related to the GDT segment. Of the $4.0 million of cash payments related to restructuring in 2010, $3.9 million and $0.1 million related to the GLC and GDT segments, respectively.

The following table summarizes the merger and restructuring reserve activity (excluding the $0.2 million long-lived asset accelerated amortization in 2010) for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	2012	2011	2010
Beginning balance, January 1	$2,867	$6,607	$3,261
Employee severance:
Restructuring charges recorded	3,273	2,834	5,721
Cash payments related to liabilities recorded on exit or disposal activities	(2,294)	(6,395)	(2,977)

	979	(3,561)	2,744

Vacated facility/lease termination:
Restructuring charges recorded	—	178	1,001
Revisions of estimated liabilities	328	345	673
Cash payments related to liabilities assumed and recorded on business combinations	—	—	(57)
Cash payments related to liabilities recorded on exit or disposal activities	(380)	(702)	(1,015)

	(52)	(179)	602

Ending balance, December 31	$3,794	$2,867	$6,607

At December 31, 2012, the consolidated balance sheets includes accruals totaling $3.8 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $2.2 million of this will be fully utilized in 2013. The remaining $1.6 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

11.	Fair Value Measurements

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge made available for sale certain real property in Germany and following guidance in ASC 360, the asset was recorded at its fair value, less selling cost. As of December 31, 2012, the real property is recorded at fair value of $0.7 million. The fair value was determined through its actual sales price, which was paid by the customer in December 2012 but title did not pass until January 1, 2013. Lionbridge did not have any financial assets and liabilities as of December 31, 2011 designated as Level 1.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities have historically been an interest rate swap and foreign exchange forward contracts whose fair value were determined using pricing models predicated upon observable market spot and forward rates. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings as other (income) expense. The Company did not have any foreign exchange forward contracts outstanding at either December 31, 2012 or 2011. Lionbridge does not have any financial assets and liabilities as of December 31, 2012 or 2011 designated as Level 2.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge has contingent consideration assumed as a result of the VSI acquisition as of December 31, 2012 of $1.5 million designated as Level 3. The Company’s contingent purchase consideration is valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. This liability is classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management. There were no financial assets or liabilities as of December 31, 2011 designated as Level 3.

12.	Employee Benefit Plans

Lionbridge maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees may participate in the 401(k) plan subject to certain eligibility requirements. Under the 401(k) plan, a participant may contribute a maximum of 50% of his or her pre-tax salary, commissions and bonuses through payroll deductions (up to the statutorily prescribed annual limit, or $17,000 in 2012) to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the Board of Directors, Lionbridge may make discretionary profit-sharing contributions into the 401(k) plan for all eligible employees. For the years ended December 31, 2012, 2011 and 2010, discretionary contributions totaled $1.0 million, $0.9 million and $0.8 million, respectively. In addition, the

Company maintained defined benefit pension plans for employees in The Netherlands, Poland, China and Norway, a defined contribution plan for employees in France, Ireland, the United Kingdom, Canada, Slovakia, Belgium, Denmark, Finland, Sweden, Germany and India, and a benefit retirement plan in Korea resulting in contributions charged to operations of $4.0 million, $3.8 million and $4.2 million in 2012, 2011 and 2010, respectively. In total, Lionbridge’s consolidated results of operations include employee benefit contribution charges of $5.0 million, $4.7 million and $5.0 million for the years ended December 31, 2012, 2011 and 2010.

The Company has not provided the disclosures required under ASC 715, “Compensation—Retirement Benefits” (“ASC 715”), for the defined benefit pension plans as the amounts involved are immaterial to the years presented.

13.	Operating Segments and Geographical Information

Lionbridge has determined that its operating segments are those that are based on its method of internal reporting, which separately presents its business based on the service performed by individual geographical location. The Company is reporting its results among the following three business segments:

GLC—this segment includes solutions that enable the translation, localization and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Lionbridge GLC solutions involve translating, localizing and adapting content and products to meet the language and cultural requirements of users throughout the world. As part of its GLC solutions, Lionbridge also develops eLearning content and technical documentation. Lionbridge GLC solutions are based on the Company’s SaaS-based language technology platforms and applications, and its global service delivery model which make the translation and localization processes more efficient for Lionbridge clients and subscribers.

GDT—this segment includes Lionbridge’s development, engineering and testing services for software, hardware, websites, search engines and content. Specifically, through its GDT solutions, Lionbridge develops, optimizes and maintains IT applications and performs testing to ensure the quality, interoperability, usability and performance of clients’ software, search engines, consumer technology products, web sites, and content. Lionbridge’s testing services, which are offered under the VeriTest brand, also include product certification and competitive analysis. Lionbridge has deep domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model. Lionbridge also provides specialized search relevance testing, keyword optimization and related services for clients with global search engines and online marketing initiatives.

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

The table below presents information about the reported net income (loss) of the Company for the years ended December 31, 2012, 2011 and 2010 (in thousands). Asset information, other than goodwill, by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
2012
External revenue	$314,740	$119,050	$23,408	$—	$457,198
Cost of revenue (exclusive of depreciation and amortization)	211,555	83,094	19,603	—	314,252
Depreciation and amortization	4,660	1,785	28	2,597	9,070
Other operating expenses	74,008	15,147	1,867	—	91,022

Segment contribution	24,517	19,024	1,910	(2,597)	42,854
Interest expense and other unallocated items	—	—	—	(34,453)	(34,453)

Income (loss) before income taxes	24,517	19,024	1,910	(37,050)	8,401
Benefit from income taxes	—	—	—	(2,931)	(2,931)

Net income (loss)	$24,517	$19,024	$1,910	$(34,119)	$11,332

2011
External revenue	$295,337	$109,536	$22,983	$—	$427,856
Cost of revenue (exclusive of depreciation and amortization)	199,857	76,601	19,763	—	296,221
Depreciation and amortization	4,074	1,238	90	2,886	8,288
Other operating expenses	73,925	14,605	2,105	—	90,635

Segment contribution	17,481	17,092	1,025	(2,886)	32,712
Interest expense and other unallocated items	—	—	—	(31,055)	(31,055)

Income (loss) before income taxes	17,481	17,092	1,025	(33,941)	1,657
Provision for income taxes	—	—	—	71	71

Net income (loss)	$17,481	$17,092	$1,025	$(33,870)	$1,728

2010
External revenue	$289,588	$95,929	$19,721	$—	$405,238
Cost of revenue (exclusive of depreciation and amortization)	193,848	64,620	17,006	—	275,474
Depreciation and amortization	3,445	864	130	5,354	9,793
Other operating expenses	72,511	12,336	2,326	—	87,173

Segment contribution	19,784	18,109	259	(5,354)	32,798
Interest expense and other unallocated items	—	—	—	(32,686)	(32,686)

Income (loss) before income taxes	19,784	18,109	259	(38,040)	112
Benefit from income taxes	—	—	—	(1,402)	(1,402)

Net income (loss)	$19,784	$18,109	$259	$(39,442)	$(1,290)

In 2012, 2011 and 2010, Microsoft accounted for 17%, 17% and 20% of total revenue, respectively. In 2012, 2011 and 2010, Google accounted for 13%, 12% and 11% of total revenue, respectively. No other client accounted for greater than 10% of total revenue in 2012, 2011 or 2010. Revenue from Microsoft and Google is included in the revenue of both the GLC and GDT segments.

A summary of Lionbridge’s revenue and long-lived assets by geographical region is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue:
United States	$214,789	$189,273	$165,437
Ireland	81,041	66,963	60,074
India	32,761	33,015	35,165
Poland	21,824	21,131	19,104
Finland	20,063	25,060	20,610
Germany	19,852	17,948	19,533
Japan	19,192	21,875	23,936
China	18,853	16,318	18,043
United Kingdom	17,353	15,117	13,315
Spain	15,764	22,949	23,916
Korea	12,464	7,373	7,230
The Netherlands	10,585	9,976	8,899
Canada	9,536	10,200	11,198
Sweden	8,285	7,421	7,640
Slovakia	6,519	5,857	5,793
Denmark	5,832	5,237	4,998
Belgium	5,795	5,524	5,248
Italy	4,447	5,082	4,923
Singapore	4,446	4,914	5,230
Other	14,625	15,894	20,883
Eliminations	(86,828)	(79,271)	(75,937)

	$457,198	$427,856	$405,238

Foreign revenue is presented based on the country in which projects are managed.

	December 31,
	2012	2011
Long-lived assets:
United States	$12,888	$15,347
Ireland	4,232	4,306
India	1,994	2,292
Poland	1,074	259
Japan	869	1,037
China	816	620
United Kingdom	635	630
Germany	459	1,076
Spain	353	453
Finland	224	204
The Netherlands	224	261
Brazil	147	37
Denmark	124	215
Slovakia	119	20
France	101	104
Taiwan	84	—
Korea	81	205
Italy	79	82
Singapore	70	88
Other	119	163

	$24,692	$27,399

Long-lived assets is presented including “Property and equipment, net” and “Other assets” from the consolidated balance sheets.

14.	Supplemental Disclosure of Cash Flow Information

	Year Ended December 31, (in thousands):
	2012	2011	2010
Interest paid	$620	$660	$946

Income taxes paid, net	$2,109	$1,410	$2,627

15.	Valuation and Qualifying Accounts

The following table sets forth activity in Lionbridge’s accounts receivable reserve (in thousands):

Year Ended:	Balance at Beginning of Year	Charges to Operations	(Deductions)/ Recoveries	Balance at End of Year
December 31, 2010	$500	$81	$(81)	$500
December 31, 2011	$500	200	(200)	500
December 31, 2012	$500	13	(263)	250

The following table sets forth activity in Lionbridge’s deferred tax asset valuation allowance (in thousands):

Year Ended:	Balance at Beginning of Year	Additions	(Deductions)	Balance at End of Year
December 31, 2010	$116,992	$845	$(9,880)	$107,957
December 31, 2011	$107,957	2,089	(7,591)	102,455
December 31, 2012	$102,455	1,628	(16,709)	87,374

The valuation allowance additions primarily relate to increases to deferred tax assets due to the generation of net operating losses in certain jurisdictions, while the valuation allowance deductions primarily relate to reductions in deferred tax assets for the utilization of tax attributes in certain other jurisdictions.

16.	Net Income (Loss) per Share

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

Shares used in calculating basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010, respectively, are as follows (in thousands):

	December 31,
	2012	2011	2010
Weighted average number of shares of common stock outstanding—basic	59,102	57,859	56,690
Dilutive common stock equivalents relating to options and restricted stock	2,017	1,619	—

Weighted average number of shares of common stock outstanding—diluted	61,119	59,478	56,690

Options and unvested restricted stock outstanding to purchase 2,192,000, 4,646,000 and 7,292,000 shares of common stock for the years ended December 31, 2012, 2011 and 2010, respectively, were not included in the calculations of diluted net income (loss) per share, as their effect would be anti-dilutive.

17.	Other Current Assets, Other Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities

The follow table presents the components of selected balance sheet items as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Other current assets:
Deferred project costs	$2,885	$2,639
Prepaid income tax	2,251	989
Other prepaid expenses	2,649	2,963
Deferred tax asset, short-term	1,442	767
Other	2,502	1,762

Total other current assets	$11,729	$9,120

Other accrued expenses and other current liabilities:
Accrued acquisition payments	$2,108	$—
Accrued volume discounts	1,051	822
Other accrued expenses	5,007	4,930
Deferred tax liability, short-term	539	383
Deposit received on asset held for sale	727	—
Other current liabilities	1,660	1,970

Total other accrued expenses and other current liabilites	$11,092	$8,105

Other long-term liabilities:
Pension obligations, long-term portion	$3,162	$2,391
Accrued acquisition payments, long-term portion	2,691	—
Accrued income tax uncertainties	4,975	5,876
Accrued restructuring, long-term portion	1,584	1,559
Other	2,598	3,386

Total other long-term liabilities	$15,010	$13,212

18.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following at December 31, 2012 and 2011, respectively (in thousands):

	December 31,
	2012	2011
Cumulative foreign currency translation adjustments	$18,799	$17,735
Unfunded projected benefit obligation	307	526

Accumulative other comprehensive income	$19,106	$18,261

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2013

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

Name	Title	Date

/S/ RORY J. COWAN Rory J. Cowan	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 15, 2013

/S/ DONALD M. MUIR Donald M. Muir	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2013

/S/ GUY L. DE CHAZAL Guy L. de Chazal	Director	March 15, 2013

/S/ CLAUDE P. SHEER Claude P. Sheer	Director	March 15, 2013

/S/ PAUL KAVANAGH Paul Kavanagh	Director	March 15, 2013

/S/ EDWARD A. BLECHSCHMIDT Edward A. Blechschmidt	Director	March 15, 2013

/S/ STEVEN R. FISHER Steven R. Fisher	Director	March 15, 2013

/S/ JACK NOONAN Jack Noonan	Director	March 15, 2013

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2012

Exhibit No.	Exhibit

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Amended and Restated By-laws of Lionbridge Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-26933) filed on October 30, 2008, and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	1998 Stock Plan, as amended and restated (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2004, and incorporated herein by reference).

10.2**	Form of Restricted Stock Agreement under the 1998 Stock Plan (filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2003, and incorporated herein by reference).

10.3**	Amended and Restated Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on May 5, 2009, and incorporated herein by reference).

10.4**	Form of Restricted Stock Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.5**	Form of Incentive Stock Option Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.6**	Form of Non-Qualified Stock Option Agreement For Officers and Employees under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on November 14, 2005, and incorporated herein by reference).

10.7**	Lionbridge Deferred Compensation Plan for Independent Directors (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.8**	Independent Director Compensation Plan, Amended and Restated as of April 4, 2008 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on April 7, 2008, and incorporated herein by reference).

10.9**	Independent Directors’ Compensation Policy Amended and Restated as of March 10, 2009 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on March 13, 2009, and incorporated herein by reference).

10.10**	Form of Restricted Stock Unit Agreement for Independent Directors (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

10.11**	Form of Non-Qualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) filed on May 25, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit

10.12	Lease dated as of July 10, 2006 between Abaco Urbanizacao E Empreendimentos Limitada and Lionbridge Participações, Ltda. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.13	Lease dated as of July 11, 2006, between Taifun Real sp. zo.o and Lionbridge Poland sp. zo.o (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2006, and incorporated herein by reference).

10.14	Third Amendment to Lease dated October 31, 2006, between 492 OCP LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.26 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2006, and incorporated herein by reference).

10.15	Lease dated as of March 14, 2007, between TCAM Core Property Fund Operating LP and Lionbridge US, Inc. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2007, and incorporated herein by reference).

10.16	Lease amendment dated as of May 1, 2007, between Société Civile Immobilière Core Sophia and Lionbridge Technologies SARL (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.17	Lease amendment dated as of June 4, 2007, between IEF Vastgoad Pluto B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.18	First Amendment to the Lease Agreement dated as of June 5, 2008 between iAnywhere Solutions, Inc. and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference.)

10.19	Fifth Amendment to Office Lease dated as of July 3, 2008 between BCCC Property LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference).

10.20	Seventh Amendment to the Lease Agreement dated as of July 10, 2008 between Sterling Realty Organization Co. and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference).

10.21	Lease dated July 28, 2008 between Lionbridge (Thailand) Ltd and Silom Building and Service Co., Ltd. (filed as Exhibit 10.21 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.22	Lease Agreement dated as of December 23, 2008 between Horizon West Property Management, Inc. and Lionbridge US, Inc. (filed as Exhibit 10.30 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2008, and incorporated herein by reference).

10.23	Lease dated as of January 28, 2009, between Virgo Chanin Business Centers LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.38 to the Annual Report on Form 10-K (File No. 000-26933) for the year period ending December 31, 2009, and incorporated herein by reference.)

10.24	Lease dated as of February 25, 2009, between Bernardo Summit LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter period ending March 31, 2009, and incorporated herein by reference.)

10.25	First Amendment to Lease dated June 2, 2009, between Horizon West Property Management, Inc. and Lionbridge US, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2009, and incorporated herein by reference).

Exhibit No.	Exhibit

10.26	Termino de Contrato, Finiquito y Contrato de Arrendamiento (Lease) dated July 27, 2009, between Union Investment Chile V S.A. and Lionbridge Chile Traducciones Limitada (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.27	Lease dated August 6, 2009 between Technopolis Plc and Lionbridge Testing Services Oy (filed as Exhibit 10.27 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.28	Lease dated August 18, 2009, between Lambhar Singh Rai and Sukhjit Kaur Rai and Cosmic Concepts Limited and Lionbridge (UK) Limited (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.29	Underlease dated August 19, 2009, between The Secretary of State for Environment Food and Rural Affairs, Lionbridge (UK) Limited, and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.30	Lease dated November 19, 2009 between National IT Industry Promotion Agency and L10nbridge Korea Co. Ltd. (filed as Exhibit 10.30 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.31	Lease dated January 17, 2010 between Huan-Yi Enterprises Co., Ltd, Liao-Su-Jen and Lionbridge of Europe B.V. Taiwan Branch (filed as Exhibit 10.31 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.32	Lease dated April 1, 2010 between Mitsubishi Estate Co., Ltd. and Lionbridge Japan K.K (filed as Exhibit 10.32 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.33	Lease dated April 23, 2010 between Fata Assicurazioni Danni SpA and Lionbridge Italy Srl (filed as Exhibit 10.33 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.34	Lease dated as of April 26, 2010 between ADF Properties LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.35	Lease dated as of May 12, 2010 between Promociones Inmobiliarias Capital 7, SL and Lionbridge Espana SL (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.36	Lease dated as of May 31, 2010 between Beijing Tongshun Real Estate Development Co., Ltd. and Beijing Lionbridge Global Solutions Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.37	Lease dated as of June 22, 2010 between Dominion Corporate Trustees Limited and Dominion Trust Limited and Lionbridge (UK) Limited (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.38	Lease dated as of September 16, 2010 between British and Malayan Trustees Limited in its capacity as trustee of Frasers Commercial Trust, Orrick Investments Pte. Limited and Lionbridge Singapore Pte. Ltd. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2010, and incorporated herein by reference).

Exhibit No.	Exhibit

10.39	Lease dated as of October 12, 2010 between Beijing Oriental Plaza Co., Ltd. and Huanqui Tonglian WFOE (Lionbridge (Beijing) Technologies, Inc. (filed as Exhibit 10.39 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.40	Lease dated as of October 12, 2010 between Beijing Oriental Plaza Co, Ltd. and Beijing Global Solutions Technologies, Inc. (filed as Exhibit 10.40 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.41	Lease and license agreement dated December 20, 2010 between Lake View Developers and Lionbridge Technologies Private Limited (filed as Exhibit 10.41 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.42	Deed of Lease effective January 26, 2011 between Ascendas IT Park (Chennai) Limited and Lionbridge Technologies Private Limited (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.43	Agreement for Services effective January 26, 2011 between Ascendas IT Park (Chennai) Limited and Lionbridge Technologies Private Limited (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.44	Lease Agreement dated February 1, 2011 between Taifun Real Sp.zo.o. and Lionbridge Poland Sp.zo.o (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.45	Sub-lease dated February 4, 2011 between Frontline the International Foundation for the Protection of Human Rights Defenders Trust and Lionbridge International (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.46	Office Lease dated February 24, 2011 between Columbia Tech Center LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.47	Office Lease Agreement No. Chor Or 2554/008 dated March 1, 2011 between Silom Building and Service Co., Ltd. and Lionbridge (Thailand) Limited (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.48	Service Agreement No. Chor Or (Bor) 2554/008 dated March 1, 2011 between Silom Building and Service Co., Ltd. and Lionbridge (Thailand) Limited (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.49	Lease executed June 28, 2011 between Margot og Thorvald Dreyers Fond (the Margot and Thorvald Dreyer Foundation), Charlotte Dreyer and Susan Dreyer and Lionbridge Denmark A/S (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2011, and incorporated herein by reference).

10.50	Lease executed September 15, 2011 between IEF Capital Vastgoed Rietveld (Amseterdam Overschiestraat ) B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2011, and incorporated herein by reference).

10.51	Lease executed July 21, 2011 between UCM/MDC-1010 Wayne LLC and Lionbridge Global Solutions II, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2011, and incorporated herein by reference).

Exhibit No.	Exhibit

10.52	Lease effective September 1, 2011 between Coventry University Enterprises Limited and Lionbridge (UK) Limited (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2011, and incorporated herein by reference).

10.53	Amendment to Lease between Marite Oy and Lionbridge Oy executed September 15, 2011 (filed as Exhibit 10.53 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2011, and incorporated herein by reference).

10.54	Lease Agreement for Office Space between National IT Industry Promotion Agency and L10nbridge Korea Co. Ltd. effective November 21, 2011 (filed as Exhibit 10.54 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2011, and incorporated herein by reference).

10.55	Sixth Amendment to Lease dated December 21, 2011 between BP Bay Colony LLC (successor-in-interest to BCCC Property LLC) and Lionbridge Technologies, Inc (filed as Exhibit 10.55 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2011, and incorporated herein by reference).

10.56	Commercial Lease Agreement between WH2005/NIAM III East Holding Ltd and Lionbridge Testing Services Oy executed October 28, 2011 (filed as Exhibit 10.56 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2011, and incorporated herein by reference).

10.57	Office lease dated March 13, 2012 between Jarminski Survivors Trust and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2012, and incorporated herein by reference).

10.58	Sixth Amendment to Lease dated February 29, 2012 between Gewerbezentrum Unterhaching Landthaler AG & Co. KG and Lionbridge Deutschland GmbH (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2012, and incorporated herein by reference).

10.59	Purchase Agreement and Lease Agreement of a Commercial Property between Messrs. Andreas Hennenberg and Richard Hennenberg and Lionbridge Deutschland GmbH dated September 20, 2012, (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2012, and incorporated herein by reference).

10.60**	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.61**	Non-competition Agreement between the Lionbridge Technologies, Inc. and Henri Broekmate dated March 24, 2004, (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2004, and incorporated herein by reference).

10.62**	Form of Restricted Stock Unit Agreement under the Lionbridge 1998 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2004, and incorporated herein by reference).

10.63**	Form of Restricted Stock Unit Award Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2006, and incorporated herein by reference).

10.64**	Rory Cowan Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

Exhibit No.	Exhibit

10.65**	Rory Cowan Performance-Based Stock Option Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on September 20, 2006, and incorporated herein by reference).

10.66**	Employment and Business Protection Agreement, effective as of September 17, 2007, between Donald M. Muir and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on September 11, 2007, and incorporated herein by reference).

10.67**	Amended and Restated Lionbridge Change of Control Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on November 5, 2008, and incorporated herein by reference).

10.68**	Amended and Restated Change of Control Agreement between Lionbridge and Executive Officers (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on November 5, 2008, and incorporated herein by reference).

10.69**	Amended and Restated Employment Agreement dated October 31, 2008 between Rory J. Cowan and Lionbridge Technologies, Inc. (filed as Exhibit 10.49 to the Annual Report on Form 10-K (File No. 000-26933) for the period ended December 31, 2010, and incorporated herein by reference).

10.70**	Form of Management Incentive Plan Agreement for Executive Officers (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 0000-26933) filed on February 10, 2010, and incorporated herein by reference).

10.71**	Offer Letter dated November 22, 2010, between Lionbridge Technologies, Inc. and Mr. Marc Osofsky (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2012, and incorporated herein by reference).

10.72**	Offer Letter dated October 30, 2011, between Lionbridge Technologies, Inc. and Ms. Martha Crow (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2012, and incorporated herein by reference).

10.73**	Form of Long-Term Performance-Based Award Agreement for Executive Officers (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on February 10, 2010, and incorporated herein by reference).

10.74**	Form of Long-Term Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 000-26933) filed on June 18, 2010, as amended, and incorporated herein by reference).

10.75**	Form of Management Incentive Plan Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K (Filed No. 000-26933) filed on February 1, 2011, and incorporated herein by reference).

10.76**	Form of 2011 Long-Term Performance-based Stock Incentive Award Agreement (LTIP) (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on February 1, 2011, and incorporated herein by reference).

10.77**	Form of MIP Agreement for Executive Officers (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2012, and as Exhibit 10.2 to Current Report on Form 8-K (File No. 000-26933) on February 7, 2012, and incorporated herein by reference).

10.78**	Form of 2012 Performance-Based Restricted Stock Agreement (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2012, and as Exhibit 10.3 to Current Report on Form 8-K (File No. 000-26933) on February 7, 2012, and incorporated herein by reference).

Exhibit No.	Exhibit

10.79**	Amended and Restated Non-Employee Director Compensation Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on May 6, 2011, and incorporated herein by reference).

10.80**	Lionbridge Technologies, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) (filed as Exhibit 10.1 to the Registration Statement on Form S-8 (File No. 000-26933) filed on May 16, 2011, and incorporated herein by reference).

10.81**	Form of Non-Qualified Stock Option Agreement (For Officers and Employees) under the 2011 Plan (filed as Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 000-26933) filed on May 16, 2011, and incorporated herein by reference).

10.82**	Form of Non-Qualified Stock Option Agreement (For Non-Employee Directors) under the 2011 Plan (filed as Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 000-26933) filed on May 16, 2011, and incorporated herein by reference).

10.83**	Form of Restricted Stock Agreement under the 2011 Plan (filed as Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 000-26933) filed on May 16, 2011, and incorporated herein by reference).

10.84**	Form of Restricted Stock Unit Agreement under the 2011 Plan (filed as Exhibit 10.5 to the Registration Statement on Form S-8 (File No. 000-26933) filed on May 16, 2011, and incorporated herein by reference).

10.85**	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2011 Plan (filed as Exhibit 10.6 to the Registration Statement on Form S-8 (File No. 000-26933) filed on May 16, 2011, and incorporated herein by reference).

10.86**	Amended and Restated Lionbridge Technologies, Inc. 2011 Stock Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on November 2, 2011, and incorporated herein by reference).

10.87	Credit Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.88	Pledge Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.89	Security Agreement dated as of December 21, 2006, by and among Lionbridge Technologies, Inc., VeriTest, Inc., Lionbridge US, Inc., Lionbridge Global Solutions Federal, Inc., the several banks and financial institutions named therein, and HSBC Bank USA, National Association, as administrative agent (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on December 26, 2006, and incorporated herein by reference).

10.90	Joinder Agreement dated as of October 30, 2009, by and among Lionbridge Global Sourcing Solutions, Inc., Lionbridge Technologies, Inc., HSBC Bank USA, National Association, as administrative agent for the benefit of the Lenders (filed as Exhibit 10.1 to the Current Report Form 8-K (File No. 000-26933) filed on November 5, 2009, and incorporated herein by reference).

Exhibit No.	Exhibit

10.91	Amendment and Joinder Agreement dated as of January 22, 2007, among Lionbridge Technologies, Inc., HSBC Bank USA, NA and the parties named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.92	Charge on Shares of Lionbridge International (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.93	Charge on Shares of Lionbridge International Finance Limited (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.94	Notes issued by Lionbridge International Finance Limited to the Lenders under the Credit Agreement (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) filed on January 25, 2007, and incorporated herein by reference).

10.95	Amendment No. 3 to Credit Agreement dated as of September 30, 2010 by and among Lionbridge Technologies, Inc., Lionbridge International Finance Limited, the Foreign Guarantors, the US Guarantors, and HSBC Bank USA, N.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on October 5, 2010, and incorporated herein by reference).

10.96	Amendment No. 4 to Credit Agreement dated as of December 21, 2006, as amended by and among Lionbridge Technologies, Inc., Lionbridge International Finance Limited, the Foreign Guarantors, the US Guarantors, and HSBC Bank USA, N.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) filed on November 7, 2012, and incorporated herein by reference).

10.97	Unit Purchase Agreement dated June 1, 2012, between Steven R. Booher, as Trustee of the Steven R. Booher Declaration of Trust dated May 25, 2011, and Lionbridge Technologies, Inc. for the acquisition of Productive Resources, LLC (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2012, and as Exhibit 2.1 to the Current Report on Form 8-K (File No. 000-26933) on June 4, 2012, and incorporated herein by reference).

14.1	Lionbridge Technologies, Inc. Code of Conduct (filed as Exhibit 14 to the Form 10-K (File No. 000-26933) for the period ending December 31, 2007, and incorporated herein by reference).

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*

Certification of Rory J. Cowan, the Company’s principal executive officer as required by

Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Donald M. Muir, the Company’s principal financial officer as required by

Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101††	The following financial information from Lionbridge Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 15, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

Exhibit No.	Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Furnished herewith.
††	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.