Form 10-Q
period 2013-03-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2013-05-10
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2013 was 65,000,585.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,638	$25,797
Accounts receivable, net of allowance of $250 at March 31, 2013 and December 31, 2012	63,727	64,152
Unbilled receivables	24,559	22,127
Other current assets	13,163	11,729

Total current assets	122,087	123,805
Property and equipment, net	19,928	19,430
Asset held for sale	—	727
Goodwill	18,652	18,652
Other intangible assets, net	15,353	16,181
Other assets	5,144	5,262

Total assets	$181,164	$184,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,215	$19,897
Accrued compensation and benefits	16,622	14,885
Accrued outsourcing	12,032	11,042
Accrued restructuring	1,590	2,210
Income taxes payable	3,012	3,220
Accrued expenses and other current liabilities	10,448	11,092
Deferred revenue	8,082	9,277

Total current liabilities	72,001	71,623

Long-term debt	26,700	26,700
Deferred income taxes, long-term	1,143	1,143
Other long-term liabilities	14,759	15,010

Total liabilities	114,603	114,476

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 64,981,450 and 64,039,585 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	650	640
Additional paid-in capital	273,507	273,479
Accumulated deficit	(226,614)	(223,644)
Accumulated other comprehensive income	19,018	19,106

Total stockholders’ equity	66,561	69,581

Total liabilities and stockholders’ equity	$181,164	$184,057

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenue	$113,670	$112,096
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	81,882	78,173
Sales and marketing	9,149	8,509
General and administrative	19,481	19,176
Research and development	1,656	1,362
Depreciation and amortization	1,800	1,645
Amortization of acquisition-related intangible assets	828	480
Restructuring and other charges	724	284

Total operating expenses	115,520	109,629

(Loss) income from operations	(1,850)	2,467
Interest expense:
Interest on outstanding debt	237	190
Amortization of deferred financing costs	25	25
Interest income	26	20
Other expense (income), net	292	(31)

(Loss) income before income taxes	(2,378)	2,303
Provision for income taxes	592	582

Net (loss) income	$(2,970)	$1,721

Net (loss) income per share of common stock:
Basic	$(0.05)	$0.03
Diluted	$(0.05)	$0.03
Weighted average number of common shares outstanding:
Basic	60,195	58,557
Diluted	60,195	59,662

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2013	2012
Net (loss) income	$(2,970)	$1,721
Other comprehensive (loss) income:
Foreign currency translation adjustment	(88)	194

Comprehensive (loss) income	$(3,058)	$1,915

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(2,970)	$1,721
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	1,650	1,385
Amortization of deferred financing charges	25	25
Depreciation and amortization	1,800	1,645
Amortization of acquisition-related intangible assets	828	480
Other	2	—
Changes in operating assets and liabilities:
Accounts receivable	(497)	(3,923)
Unbilled receivables	(2,717)	(7,059)
Other current assets	(1,639)	(1,500)
Other assets	(4)	69
Accounts payable	790	1,707
Accrued compensation and benefits	(173)	806
Accrued outsourcing	1,193	1,948
Accrued restructuring	(569)	(587)
Income tax payable	(198)	143
Accrued expenses and other liabilities	801	(1,005)
Deferred revenue	(1,028)	173

Net cash used in operating activities	(2,706)	(3,972)

Cash flows from investing activities:
Purchases of property and equipment	(2,649)	(1,322)
Cash paid for acquisitions	(434)	—

Net cash used in investing activities	(3,083)	(1,322)

Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	5,500	—
Payments from borrowings on revolving line of credit	(5,500)	—
Proceeds from issuance of common stock under stock option plans	673	6
Payments of capital lease obligations	(9)	—

Net cash provided by financing activities	664	6

Net decrease in cash and cash equivalents	(5,125)	(5,288)
Effects of exchange rate changes on cash and cash equivalents	(34)	1
Cash and cash equivalents at beginning of period	25,797	25,219

Cash and cash equivalents at end of period	$20,638	$19,932

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Nature of the Business

The accompanying condensed consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, all of a normal nature, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with U.S. generally accepted accounting principles. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

2. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Restricted Stock Awards

Lionbridge issued 1,394,000 and 45,000 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2011 Stock Incentive Plan, during the three-month period ended March 31, 2013 with an aggregate fair market value of $5.8 million. Of the total 1,439,000 shares of restricted common stock and restricted stock units issued in the three-month period ended March 31, 2013, 1,062,000 have restrictions on disposition which lapse over four years from the date of grant and 377,000 restricted shares were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance-based stock incentive awards under the Corporation’s 2011 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals and records expense accordingly. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Stock-based Compensation

The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. Total compensation expense related to stock options, performance-based restricted stock awards and time-based restricted stock awards was $1.7 million and $1.4 million for the three-month periods ended March 31, 2013 and 2012, respectively, classified in the statement of operations line items as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$28	$28
Sales and marketing	311	271
General and administrative	1,298	1,072
Research and development	13	14

Total stock-based compensation expense	$1,650	$1,385

As of March 31, 2013, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.3 million and will be recognized over an estimated weighted average period of approximately 2.7 years. Lionbridge currently expects to amortize $11.2 million of unamortized compensation in connection with restricted stock awards outstanding as of March 31, 2013 over an estimated weighted average period of approximately 2.6 years.

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

4. DEBT

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving credit agreement dated as of December 31, 2006, as the amended to date (the “Credit Agreement”), which was scheduled to expire in December 2011. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.75% – 2.50%, depending on certain conditions. At March 31, 2013, $26.7 million was outstanding with an interest rate of 2.2%. The fair value of debt approximates its current value of $26.7 million as of March 31, 2013. The fair value of the debt would be classified as a Level 2 measurement due to the use of inputs based on similar liabilities in the market. The outstanding debt on the Credit Agreement will be due in full on September 30, 2014. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of March 31, 2013.

5. NET (LOSS) INCOME PER SHARE

Basic earnings per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and unvested restricted stock, as determined using the treasury stock method.

Shares used in calculating basic and diluted earnings per share for the three-month periods ended March 31, 2013 and 2012, respectively, are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Weighted average number of shares of common stock outstanding — basic	60,195	58,557
Dilutive common stock equivalents relating to options and restricted stock	—	1,105

Weighted average number of shares of common stock outstanding — diluted	60,195	59,662

For the three months ended March 31, 2013, since there was a net loss, the Company excluded from its diluted loss per share calculation all common stock equivalents, as inclusion of these securities would have reduced the net loss per share. Options and unvested restricted stock to purchase 4,579,000 and 5,667,000 shares of common stock for the three-month periods ended March 31, 2013 and 2012, respectively, were not included in the calculation of diluted net (loss) income per share, as their effect would be anti-dilutive.

6. RESTRUCTURING CHARGES

During the three-month period ended March 31, 2013, Lionbridge recorded $0.3 million of restructuring charges. The $0.3 million of restructuring charges recorded in the three-month period ended March 31, 2013 included $0.2 million for workforce reductions in Europe consisting of 4 technical staff and 1 administrative staff and $0.1 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. All of these charges related to the Company’s Global Language and Content (“GLC”) segment. The Company made $1.0 million of cash payments in the three-month period ended March 31, 2013 all of which related to the GLC segment.

During the three-month period ended March 31, 2012, Lionbridge recorded $0.3 million of restructuring charges. The $0.3 million of restructuring charges recorded in the three-month period ended March 31, 2012 included $0.2 million for workforce reductions in Europe consisting of 4 technical staff and 1 administrative staff and $0.1 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. All of these charges related to the GLC segment. The Company made $0.8 million of cash payments in the three-month period ended March 31, 2012 all of which related to the GLC segment.

The following table summarizes the accrual activity for the three months ended March 31, 2013 and 2012, respectively, by type (in thousands):

	2013	2012
Beginning balance, January 1	$3,794	$2,867
Employee severance:
Restructuring charges recorded	201	153
Cash payments related to liabilities recorded on exit or disposal activities	(808)	(696)

	(607)	(543)

Vacated facility/Lease termination:
Restructuring charges recorded	—	—
Revision of estimated liabilities	98	119
Cash payments related to liabilities recorded on exit or disposal activities	(170)	(65)

	(72)	54

Ending balance, March 31	$3,115	$2,378

At March 31, 2013, the Company’s condensed consolidated balance sheet includes accruals totaling $3.1 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.6 million of these will be fully paid within twelve months. The remaining $1.5 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

7. INCOME TAXES

The provision for income taxes for the three-month periods ended March 31, 2013 and 2012 was $0.6 million. The tax provision for the three-month periods ended March 31, 2013 and 2012 consists primarily of taxes on income in foreign jurisdictions and taxes, interest and penalties recorded in relation to the Company’s uncertain tax positions.

The balance of unrecognized tax benefits at March 31, 2013, not including interest and penalties, was $3.9 million, which, if recognized, would affect the effective income tax rate in future periods. Lionbridge also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At March 31, 2013, Lionbridge had approximately $1.6 million of interest and penalties accrued related to unrecognized tax benefits.

The Company conducts business globally and in the normal course of business is subject to examination by local, state and federal jurisdictions in the United States as well as in multiple foreign jurisdictions. Currently, no Internal Revenue Service audits are underway and audits in Belgium, Canada, Finland, Poland, Germany, and India are in varying stages of completion. Open audit years are dependent upon the tax jurisdiction and range from 2005 to present.

At March 31, 2013, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely.

Lionbridge’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered Lionbridge’s history of losses and concluded that, with the exception of certain foreign tax jurisdictions, it is more-likely-than-not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been maintained against those tax assets. As a result, no income tax benefit has been recorded for the losses incurred in the U.S. and certain foreign jurisdictions during the three-month period ended March 31, 2013.

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

The table below presents information about the Company’s segment data for the three-month periods ended March 31, 2013 and 2012 (in thousands). Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
Three Months Ended March 31, 2013
External revenue	$72,553	$35,278	$5,839	$—	$113,670
Cost of revenue (exclusive of depreciation and amortization)	52,321	24,677	4,884	—	81,882
Depreciation and amortization including acquisition-related intangible assets	1,303	756	8	561	2,628
Other operating expenses	19,014	4,396	545	—	23,955

Segment contribution	(85)	5,449	402	(561)	5,205
Interest expense and other unallocated items	—	—	—	(7,583)	(7,583)

(Loss) income before income taxes	(85)	5,449	402	(8,144)	(2,378)
Provision for income taxes	—	—	—	592	592

Net (loss) income	$(85)	$5,449	$402	$(8,736)	$(2,970)

Three Months Ended March 31, 2012
External revenue	$77,600	$28,600	$5,896	$—	$112,096
Cost of revenue (exclusive of depreciation and amortization)	53,111	20,198	4,864	—	78,173
Depreciation and amortization including acquisition-related intangible assets	1,097	402	6	620	2,125
Other operating expenses	18,432	3,821	494	—	22,747

Segment contribution	4,960	4,179	532	(620)	9,051
Interest expense and other unallocated items	—	—	—	(6,748)	(6,748)

Income (loss) before income taxes	4,960	4,179	532	(7,368)	2,303
Provision for income taxes	—	—	—	582	582

Net income (loss)	$4,960	$4,179	$532	$(7,950)	$1,721

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2012, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for the year ended December 31, 2012. There were no events or changes in circumstances during the first quarter of 2013 which indicated that an assessment of the impairment of goodwill and other intangible assets was required.

The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset grouping are less than its carrying value. If it is determined that the asset group is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of its long-lived assets include a worsening in customer attrition rates compared to historical attrition rates, lower than initially anticipated cash flows associated with customer relationships, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, identification of other impaired assets within a reporting unit, disposition of a significant portion of an operating segment, significant negative industry or economic trends, significant decline in our stock price for a sustained period and a decline in our market capitalization relative to net book value.

Intangible assets arose from the acquisition of Bowne Global Solutions (“BGS”) in September 2005, Productive Resources, LLC (“PRI”) in June 2012 and Virtual Solutions, Inc. (“VSI”) in November 2012. BGS customer relationships are being amortized using an economic consumption method over an estimated useful life of 3 to 12 years. PRI customer relationships and non-compete agreement are being amortized using a straight-line method over an estimated useful life of 12 years and 5 years, respectively. VSI acquired developed technology, acquired core technology, customer relationships, non-compete agreements and acquired trademark are being amortized using a straight-line method over an estimated useful life of 5 years, 10 years, 2 years, 4 years and 2 years, respectively.

The following table summarizes other intangible assets at March 31, 2013 and December 31, 2012, respectively (in thousands).

	March 31, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000	$(27,061)	$4,939	$32,000	$(26,666)	$5,334
BGS acquired customer contracts	14,000	(14,000)	—	14,000	(14,000)	—
BGS acquired technology	2,317	(2,317)	—	2,317	(2,317)	—
PRI acquired customer relationships	6,200	(431)	5,769	6,200	(302)	5,898
PRI non-compete agreement	1,300	(217)	1,083	1,300	(152)	1,148
VSI acquired developed technology	1,700	(113)	1,587	1,700	(28)	1,672
VSI acquired core technology	1,100	(37)	1,063	1,100	(9)	1,091
VSI customer relationships	890	(148)	742	890	(37)	853
VSI non-compete agreements	150	(13)	137	150	(3)	147
VSI acquired trademark	40	(7)	33	40	(2)	38

	$59,697	$(44,344)	$15,353	$59,697	$(43,516)	$16,181

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at March 31, 2013 in the fiscal periods as follows (in thousands):

Year ending December 31,
2013	$2,484
2014	2,995
2015	2,339
2016	2,146
2017	1,534
Thereafter	3,855

$15,353

10. ACQUISITIONS

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

The unaudited pro forma information presented in the following table summarizes the Company’s consolidated results of operations for the periods presented, as if the acquisition of PRI had occurred on January 1, 2012 (in thousands, except per share amounts). The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2012, nor is it intended to be a projection of future results.

	Three Months Ended March 31,
	2013	2012
Revenue	$113,670	$114,843
Net (loss) income	$(2,970)	$1,790

Since the date of the acquisition, June 1, 2012, the Company has recorded $8.9 million of revenue attributable to PRI within its condensed consolidated financial statements, of which $2.7 million as of the three months ended March 31, 2013.

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

The Company paid $3.4 million in cash upon closing, $1.0 million of deferred cash consideration, and a $3.0 million earn-out potential payable in cash over the course of three years for the acquisition of VSI. The purchase price and goodwill is subject to change upon settlement of post-closing adjustments related to the working capital payment which was completed during December 2012 and the Company paid $0.4 million in January 2013. Using a discounted cash flow method, the Company recorded an estimated liability related to the earn-out of $1.5 million as of the acquisition date and as of December 31, 2012. The Company will continue to assess the probability that the conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge made available for sale certain real property in Germany and following guidance in ASC 360, the asset was recorded at its fair value, less selling cost. As of December 31, 2012, the real property was recorded at fair value of $0.7 million. The fair value was determined through its actual sales price, which was paid by the customer in December 2012 but title did not pass until January 1, 2013. The Company did not have any financial assets and liabilities at March 31, 2013 designated as Level 1.

Level 2:

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities have historically been an interest rate swap and foreign exchange forward contracts whose fair value were determined using pricing models predicated upon observable market spot and forward rates. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings as other (income) expense. The Company did not have any foreign exchange forward contracts outstanding at either March 31, 2013 or December 31, 2012. Lionbridge does not have any financial assets and liabilities as of March 31, 2013 or December 31, 2012 designated as Level 2.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge has contingent consideration assumed as a result of the VSI acquisition. As of March 31, 2013 and December 31, 2012, the contingent consideration of $1.5 million and $1.5 million, respectively, was designated as Level 3. The Company’s contingent purchase consideration is valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. This liability is classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements. In January 2013, the FASB issued Accounting Standards Update 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which clarifies the scope of the offsetting disclosures of ASU 2011-11. ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013. The adoption of ASU 2011-11 and ASU 2013-01 did not have a material impact on its disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which prohibits the presentation of other comprehensive income in the statement of changes in stockholders’ equity and requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements mandated by ASU 2011-05. In February 2013, the FASB issued Accounting Standards Update No. 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires disclosures of the amounts reclassified out of accumulated other comprehensive income by component, including the respective line items of net income if the amount is required to be reclassified to net income in its entirety in the same reporting period. ASU 2011-05 and 2011-12 were effective and adopted by the Company in the first quarter of 2012, which impacted the Company’s financial statement presentation and disclosures. ASU 2013-02 was adopted by the Company in the first quarter of 2013 but did not impact its condensed consolidated financial statements.

13.	OTHER CURRENT ASSETS, OTHER ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND OTHER LONG-TERM LIABILITIES

The follow table presents the components of selected balance sheet items as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Other current assets:
Deferred project costs	$2,297	$2,885
Prepaid income tax	2,533	2,251
Other prepaid expenses	4,375	2,649

Deferred tax asset, short-term	1,442	1,442
Other current assets	2,516	2,502

Total other current assets	$13,163	$11,729

Other accrued expenses and other current liabilities:
Accrued acquisition payments	$1,726	$2,108
Accrued volume discounts	1,360	1,051
Other accrued expenses	5,125	5,007
Deferred tax liability, short-term	539	539
Deposit received on asset held for sale	—	727
Other current liabilities	1,698	1,660

Total other accrued expenses and other current liabilities	$10,448	$11,092

Other long-term liabilities:
Pension obligations, long-term portion	$2,996	$3,162
Accrued acquisition payments, long-term portion	2,647	2,691
Accrued income tax uncertainties	5,133	4,975
Accrued restructuring, long-term portion	1,525	1,584
Other	2,458	2,598

Total other long-term liabilities	$14,759	$15,010

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of the following at March 31, 2013 and December 31, 2012, respectively (in thousands):

	March 31, 2013	December 31, 2012
Cumulative foreign currency translation adjustments	$18,711	$18,799
Unfunded projected benefit obligation	307	307

Accumulative other comprehensive income	$19,018	$19,106

15. SUBSEQUENT EVENT

On May 8, 2013, the Company announced that it is initiating a 2013 restructuring plan to align costs and increase efficiencies as it expands its new global language workflow platform throughout its translation business. The restructuring program is expected to result in $5-7 million of restructuring expenses in 2013 with an expected six to twelve month benefit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 15, 2013 (SEC File No. 000-26933) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The forward-looking statements in this Form 10-Q are made as of the date of this filing only, and Lionbridge does not undertake to update or supplement these statements due to changes in circumstances or otherwise, except as required by law.

Overview

Lionbridge is a leading provider of globalization solutions. Lionbridge provides translation, online marketing, global content management and application testing solutions that ensure local relevancy, global brand consistency and technical usability. Using our global program management expertise, innovative cloud technology platforms and our global crowd of more than 100,000 independent professionals, we enable hundreds of world-leading brands to increase international market share, speed adoption of products and effectively engage their customers in local markets worldwide.

Lionbridge Global Language and Content (“GLC”) solutions enable the translation, localization and worldwide multilingual release of clients’ products, content and related technical support, training materials, and sales and marketing information. Lionbridge GLC solutions involve translating, localizing and adapting clients’ content and products to meet the language, cultural, technical and industry-specific requirements of users in local markets throughout the world. As part of its GLC solutions, Lionbridge also provides global marketing services and creates and translates technical documentation for clients who market to and support customers in global markets. Lionbridge GLC solutions utilize the Company’s cloud-based technology platforms and applications, and its global service delivery model, which make the translation, localization and content management processes more efficient for Lionbridge and its clients.

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

Lionbridge also offers telephonic, onsite and simultaneous interpretation services in over 360 languages to federal, state and local government agencies, businesses and healthcare organizations that require experienced linguists to facilitate communication. Through its network of qualified interpreters, Lionbridge identifies and deploys interpreters with the required combination of language skills, subject matter expertise and professional interpretation experience.

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

For the three-month period ended March 31, 2013, Lionbridge’s loss from operations was $1.9 million, with net loss of $3.0 million. For the three-month ended March 31, 2012, the Company’s income from operations was $2.5 million with a net income of $1.7 million. As of March 31, 2013, the Company had an accumulated deficit of $226.6 million.

A significant portion of Lionbridge’s cost of revenue and general and administrative expenses are recorded in entities which utilize the Euro or other currencies as their functional currency, while the majority of its revenues are recorded in U.S. Dollars. As such, certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro and other currencies. During the quarter ended March 31, 2013, the value of the U.S. Dollar relative to the Euro strengthened by 0.2% from the quarter ended March 31, 2012. This slight strengthening did not have a material foreign currency translation impact on revenue, operating income or net income for the quarter ended March 31, 2013 at the consolidated or individual segment levels.

Critical Accounting Policies and Estimates

Lionbridge has identified the policies which are critical to understanding the business and the results of operations. There have been no significant changes during the three months ended March 31, 2013 to the items disclosed as the critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Results of Operations

The following table sets forth for the periods indicated certain consolidated financial data as a percentage of total revenue.

	Three Months Ended March 31,
	2013	2012
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	72.0	69.7
Sales and marketing	8.1	7.6
General and administrative	17.1	17.1
Research and development	1.5	1.2
Depreciation and amortization	1.6	1.5
Amortization of acquisition-related intangible assets	0.7	0.4
Restructuring and other charges	0.6	0.3

Total operating expenses	101.6	97.8

(Loss) income from operations	(1.6)	2.2
Interest expense:
Interest on outstanding debt	0.2	0.2
Amortization of deferred financing costs	—	—
Interest income	—	—
Other expense (income), net	0.3	—

(Loss) income before income taxes	(2.1)	2.0
Provision for income taxes	0.5	0.5

Net (loss) income	(2.6)%	1.5%

Revenue. The following table shows GLC, GDT and Interpretation revenues in dollars and as a percentage of total revenue for the three months ended March 31, 2013 and 2012, respectively (in thousands except percentages):

	Three Months Ended March 31,
	2013		2012
GLC	$72,553	64%	$77,600	69%
GDT	35,278	31%	28,600	26%
Interpretation	5,839	5%	5,896	5%

Total revenue	$113,670	100%	$112,096	100%

Revenue for the quarter ended March 31, 2013 was $113.7 million, an increase of $1.6 million, or 1.4%, from $112.1 million for the quarter ended March 31, 2012. This period-over-period increase in total revenue was due to a $6.2 million organic increase in our GDT segment, primarily related to a new large multi-year program with an existing client, and a $3.2 million increase from the acquisitions of PRI and VSI which occurred in Q2 2012 and Q4 2012, respectively. These increases were partially offset by a decline in volume from select clients in the enterprise technology sector, particularly in our GLC segment. The U.S. Dollar strengthened 0.2% against the Euro, as compared to the corresponding quarter of the prior year, which did not have a material currency translation impact on revenue. Lionbridge conducts a large portion of its business in international markets. Approximately 31% of its revenue for the quarter ended March 31, 2013 was denominated in foreign currencies, primarily the Euro. A fluctuation in foreign currency exchange rates primarily affects the GLC segment.

Revenue from the Company’s GLC segment was $72.6 million for the quarter ended March 31, 2013, a decrease of $5.0 million, or 6.5%, from $77.6 million for the quarter ended March 31, 2012. This period-over-period decrease in GLC revenue was due to a decline of approximately $7.7 million in organic revenue, primarily attributable to lower than anticipated spend from select enterprise technology clients resulting in decreased volume, partially offset by $2.7 million of incremental revenue from the acquisition of PRI, which occurred in Q2 2012. Foreign currency translation did not have a material impact on revenues, as the U.S. Dollar only strengthened 0.2% versus the Euro from the quarter ended March 31, 2012 to the quarter ended March 31, 2013.

Revenue from the Company’s GDT segment was $35.3 million for the quarter ended March 31, 2013, an increase of $6.7 million, or 23.3%, from $28.6 million for the quarter ended March 31, 2012. The period-over-period increase in GDT revenue was primarily due to a new large multi-year program with an existing client and to a lesser extent the addition of $0.5 million of incremental revenue from VSI, which was acquired in Q4 2012. Foreign currency translation did not have a material impact on revenues, as the U.S. Dollar only strengthened 0.2% versus the Euro from the quarter ended March 31, 2012 to the quarter ended March 31, 2013.

Revenue from the Company’s Interpretation segment was $5.8 million for the quarter ended March 31, 2013, a decrease of $0.1 million, or 1.0%, from $5.9 million for the quarter ended March 31, 2012. The decrease in Interpretation revenue for the quarter ended March 31, 2013 was primarily due to decreased revenue from existing customers. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client engagements. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2013 and 2012, respectively (in thousands except percentages):

	Three Months Ended March 31, 2013	% Change Q1 12 to Q1 13	Three Months Ended March 31, 2012
GLC:
Cost of revenue	$52,321	(1.5)%	$53,111
Percentage of revenue	72.1%		68.4%
GDT:
Cost of revenue	24,677	22.2%	20,198
Percentage of revenue	70.0%		70.6%
Interpretation:
Cost of revenue	4,884	0.4%	4,864
Percentage of revenue	83.6%		82.5%

Total cost of revenue	$81,882	4.7%	$78,173

Percentage of revenue	72.0%		69.7%

For the quarter ended March 31, 2013, as a percentage of revenue, cost of revenue increased to 72.0% as compared to 69.7% for the quarter ended March 31, 2012. This increase was primarily the result of a decrease in revenue volume coupled with an increase in internal cost of sales in the GLC segment. Cost of revenue was not materially impacted by foreign currency translation, as the U.S. Dollar only strengthened 0.2% versus the Euro from the quarter ended March 31, 2012 to the quarter ended March 31, 2013.

For the quarter ended March 31, 2013, cost of revenue increased $3.7 million, or 4.7%, to $81.9 million as compared to $78.2 million for the corresponding period of the prior year, primarily associated with the an increase in employee compensation and related benefit costs, particularly in the GLC segment. Cost of revenue was not materially impacted by foreign currency translation, as the U.S. Dollar only strengthened 0.2% versus the Euro from the quarter ended March 31, 2012 to the quarter ended March 31, 2013.

For the quarter ended March 31, 2013, cost of revenue as a percentage of revenue in the Company’s GLC segment increased to 72.1% as compared to 68.4% for the quarter ended March 31, 2012. This increase was primarily the result of increased employee compensation and related benefit costs and lower revenue volume, partially offset by a decrease in variable outsourcing costs commensurate with the decrease in the GLC segment’s revenue. For the quarter ended March 31, 2013, GLC cost of revenue decreased by $0.8 million, primarily attributable to a $3.7 million decrease in variable outsourcing costs, which was partially offset by a $2.9 million increase in employee compensation and related benefit costs. Cost of revenue in the GLC segment was not materially impacted by foreign currency translation, as the U.S. Dollar only strengthened 0.2% versus the Euro from the quarter ended March 31, 2012 to the quarter ended March 31, 2013.

For the quarter ended March 31, 2013, cost of revenue as a percentage of revenue in the Company’s GDT segment decreased to 70.0% as compared to 70.6% for the quarter ended March 31, 2012. For the quarter ended March 31, 2013, GDT cost of revenue increased $4.5 million, or 22.2%, to $24.7 million as compared to $20.2 million for the corresponding period of the prior year. This $4.5 million cost of revenue increase was primarily attributable to the $6.7 million increase in revenue. Cost of revenue in the GDT segment was not materially impacted by foreign currency translation, as the U.S. Dollar only strengthened 0.2% versus the Euro from the quarter ended March 31, 2012 to the quarter ended March 31, 2013.

For the quarter ended March 31, 2013, cost of revenue as a percentage of revenue in the Company’s Interpretation segment increased to 83.6% as compared to 82.5% for the quarter ended March 31, 2012. For the quarter ended March 31, 2013, Interpretation cost of revenue remained flat at $4.9 million as compared to the corresponding period of the prior year. There was a $0.1 million decrease in revenue period-over-period, which represents the increase in cost of revenue as a percentage of revenue and resulted in a slight change in pricing and work mix in services period-over-period. The Company’s Interpretation segment is not materially impacted by foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2013 and 2012, respectively (in thousands except percentages):

	Three Months Ended March 31,
	2013	2012
Total sales and marketing expenses	$9,149	$8,509
Increase from prior year	640
Percentage of revenue	8.1%	7.6%

Sales and marketing expenses increased $0.6 million, or 7.5%, for the three months ended March 31, 2013 as compared to the corresponding period of 2012. This increase is primarily attributable to increased compensation and associated benefit costs related to higher headcount in order to scale existing client programs and continue to grow its new offerings across end markets. Sales and marketing expenses for the three months ended March 31, 2013 were not materially impacted by the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro. As a percentage of revenue, sales and marketing expenses increased to 8.1% for the three months ended March 31, 2013 as compared to 7.6% for the three months ended March 31, 2012.

General and Administrative. General and administrative expenses consist of salaries of management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2013 and 2012, respectively (in thousands except percentages):

	Three Months Ended March 31,
	2013	2012
Total general and administrative expenses	$19,481	$19,176
Increase from prior year	305
Percentage of revenue	17.1%	17.1%

General and administrative expenses increased $0.3 million, or 1.6%, for the three months ended March 31, 2013 as compared to the corresponding period of 2012. The majority of this increase is primarily due to increased employee compensation and benefits and stock-based compensation expense. General and administrative expenses for the three months ended March 31, 2013 were not materially impacted by the strengthening of the U.S. Dollar’s exchange rate against most foreign currencies, in particular the Euro. Approximately 49% and 53% of general and administrative expenses are denominated in non-U.S. Dollars for the three months ended March 31, 2013 and March 31, 2012, respectively, primarily the

Euro, and of that amount a majority of these expenses related to rent and compensation expense. As a percentage of revenue, general and administrative expenses remained unchanged at 17.1% for the quarter ended March 31, 2013 as compared to the same period in 2012.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and the research and development of a globalization management system, its Translation Workspace SaaS-based offering, and development of GeoFluent. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2013 and 2012, respectively (in thousands except percentages):

	Three Months Ended March 31,
	2013	2012
Total research and development expense	$1,656	$1,362
Increase from prior year	294
Percentage of revenue	1.5%	1.2%

Research and development expenses increased $0.3 million for the three months ended March 31, 2013 as compared to the corresponding period of 2012. Research and development expense was not materially impacted by fluctuations in foreign currency exchange rates period-over-period.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three-month period of the prior year and as a percentage of revenue for the three months ended March 31, 2013 and 2012, respectively (in thousands except percentages):

	Three Months Ended March 31,
	2013	2012
Total depreciation and amortization expense	$1,800	$1,645
Increase from prior year	155
Percentage of revenue	1.6%	1.5%

Depreciation and amortization expense increased by $0.2 million for the three months ended March 31, 2013 as compared to the corresponding period of 2012. This increase is primarily the result of the depreciation of increased investment in internal and external capitalized costs for the Company’s web-based hosted management technology platform, its Translation Workspace SaaS-based offering and its customizable real-time automated machine translation technology known as GeoFluent. Depreciation and amortization expense was not materially impacted by fluctuations in foreign currency exchange rates period-over-period.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months ended March 31, 2013 of $0.8 million relates to the amortization of identifiable intangible assets acquired from Bowne Global Solutions (“BGS”), Productive Resources, LLC (“PRI”) and Virtual Solutions Inc. (“VSI”). Amortization expense for the three months ended March 31, 2012 of $0.5 million relates solely to the amortization of identifiable intangible assets acquired from BGS in 2005.

Restructuring and Other Charges. Restructuring and other charges were $0.7 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively. The $0.3 million of restructuring charges recorded in the three-month period ended March 31, 2013 included $0.2 million for workforce reductions in Europe consisting of 4 technical staff and 1 administrative staff and $0.1 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. All of these charges related to the Company’s Global Language and Content (“GLC”) segment. The remaining $0.4 million of other charges recorded in the three-month period ended March 31, 2013 relate to the Company’s engagement in strategic initiatives. The $0.3 million of restructuring charges recorded in the three-month period ended March 31, 2012 included $0.2 million for workforce reductions in Europe consisting of 4 technical staff and 1 administrative staff and $0.1 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. All of these charges related to the GLC segment.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the quarter ended March 31, 2013 of $0.3 million increased $0.1 million from $0.2 million for the quarter ended March 31, 2012. The increase reflects the impact of higher outstanding balance in the quarter ended March 31, 2013 as compared to the corresponding period of the prior year.

Other Expense (Income), Net. Other expense (income), net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on third party and intercompany transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $0.3 million in other expense, net, in the three months ended March 31, 2013 as compared to $31,000 in other income, net in the corresponding period of 2012.

Income Before Income Taxes. The components of income before income taxes were as follows for the quarters ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
United States	$(3,079)	$511
Foreign	701	1,792

Income before income taxes	$(2,378)	$2,303

During the quarter ended March 31, 2013, the Company’s United States operations generated a loss of $3.1 million before income taxes as compared to $0.5 million of income for the quarter ended March 31, 2012 as a result of increased internal costs of sale coupled with a less than expected revenue growth. The Company’s foreign operations generated income before income taxes of $0.7 million for the quarter ended March 31, 2013 as compared to income of $1.8 million during the quarter ended March 31, 2012. A significant portion of our operating costs are incurred outside the United States and a majority of our foreign affiliates are subject to cost-based transfer pricing agreements which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The negative trend experienced in the Company’s foreign operations’ results from the quarter ended March 31, 2012 to the quarter ended March 31, 2013 is the result of increased internal costs of sale coupled with a less than expected revenue volume.

Provision for Income Taxes. The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions, and interest and penalties associated with uncertain tax positions. The tax provision remained flat at $0.6 million for the quarter ended March 31, 2013 compared to the corresponding quarter of the prior year. The consistent tax provisions are primarily due to the foreign profits mixes, which are subject to tax by the foreign jurisdictions due to treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model.

Liquidity and Capital Resources

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving credit agreement dated as of December 31, 2006, as the amended to date (the “Credit Agreement”), which was scheduled to expire in December 2011. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.75% – 2.50%, depending on certain conditions. At March 31, 2013, $26.7 million was outstanding with an interest rate of 2.2%. The fair value of debt approximates its current value of $26.7 million as of March 31, 2013. The Company was in compliance with the leverage and fixed charge coverage ratios specified in its revolving credit agreement as well as all other bank covenants as of March 31, 2013.

The following table shows cash and cash equivalents and working capital at March 31, 2013 and at December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$20,638	$25,797
Working capital	50,086	52,182

Lionbridge’s working capital decreased $2.1 million to $50.1 million at March 31, 2013, as compared to $52.2 million at December 31, 2012 primarily due to a $5.2 million decrease in cash and cash equivalents and decrease in current liabilities of $0.3 million offset by an increase of $2.0 million in accounts receivable and unbilled receivables and $1.4 million in other current assets as compared to December 31, 2012.

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

The following table shows the net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(2,706)	$(3,972)
Net cash used in investing activities	(3,083)	(1,322)
Net cash provided by financing activities	664	6

Net cash used in operating activities was $2.7 million for the three months ended March 31, 2013, as compared to $4.0 million for the corresponding period of 2012. The $2.7 million cash used in operating activities was due to net loss of $3.0 million and the addition of non-cash charges of $4.3 million less a decrease of $4.0 million in cash relating to changes in operating assets and liabilities. Increase in accounts receivable and unbilled revenues accounted for $3.2 million of this amount primarily due to increased revenues 2013 compared to 2012. Fluctuations in accounts receivable and unbilled receivables from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

In the three months ended March 31, 2012, net cash used in operating activities was $4.0 million. The $4.0 million cash used in operating activities was due to net income of $1.7 million and the addition of non-cash charges of $3.5 million less a decrease of $9.2 million in cash relating to changes in operating assets and liabilities. Increase in accounts receivable and unbilled revenues accounted for $11.0 million of this amount, which was offset by increases in accounts payable, accrued compensation and benefits and accrued outsourcing.

Net cash used in investing activities increased $1.8 million to $3.1 million for the three months ended March 31, 2013, as compared to $1.3 million for the corresponding period of 2012. The investing activities in the three months ended March 31, 2013 was $2.6 million for the purchase of property and equipment (primarily related to capitalized software associated with the development of internal financial systems and enhancements of internal products and leasehold improvements) and $0.4 million for the working capital and deferred cash consideration payments related to the VSI acquisition in November 2012.

In the three months ended March 31, 2012, net cash used in investing activities was $1.3 million, which was for the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2013 was $0.7 million, an increase of $0.7 million as compared to $6,000 for the corresponding period of 2012. Cash provided by financing activities consisted primarily of $0.7 million of proceeds from the issuance of common stock under option plans and $9,000 for payments of capital lease obligations. The Company received proceeds of $5.5 million and made payments of $5.5 million on its borrowings under its revolving line of credit during the three months ended March 31, 2013.

In the three months ended March 31, 2012, net cash provided by financing activities was $6,000. Cash provided by financing activities consisted of $6,000 of proceeds from the issuance of common stock under option plans.

On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6 million per year, subject to certain market rate conditions. As of March 31, 2013, there have been no shares repurchased under this program.

Lionbridge anticipates that its present cash and cash equivalents position and available financing under its Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the at least the next twelve months.

Contractual Obligations

On March 18, 2013, Lionbridge entered into a new lease agreement for the Company’s existing operations in Mumbai, India. The total contractual cash obligation is $7.2 million over the 9 year lease term commencing on October 1, 2013. The expected cash flow of this obligation is $0.2 million in less than one year, $1.4 million in 1 to 3 years, $1.6 million in 3 to 5 years and $4.0 million in more than 5 years.

As of March 31, 2013, there were no other material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Net tax provisions during the three months ended March 31, 2013, primarily related to taxes and accrued interest, have increased the balance of unrecognized tax benefits by $0.2 million to $5.5 million.

The Company believes that it is reasonably possible that approximately $0.9 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements. In January 2013, the FASB issued Accounting Standards Update 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which clarifies the scope of the offsetting disclosures of ASU 2011-11. ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013. The adoption of ASU 2011-11 and ASU 2013-01 did not have a material impact on its disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which prohibits the presentation of other comprehensive income in the statement of changes in stockholders’ equity and requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements mandated by ASU 2011-05. In February 2013, the FASB issued Accounting Standards Update No. 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires disclosures of the amounts reclassified out of accumulated other comprehensive income by component, including the respective line items of net income if the amount is required to be reclassified to net income in its entirety in the same reporting period. ASU 2011-05 and 2011-12 were effective and adopted by the Company in the first quarter of 2012, which impacted the Company’s financial statement presentation and disclosures. ASU 2013-02 was adopted by the Company in the first quarter of 2013 but did not impact its condensed consolidated financial statements.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of March 31, 2013, $26.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $59,000 impact on the Company’s interest expense based on the $26.7 million outstanding at March 31, 2013 with an interest rate of 2.2%. Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, 61% and 63% of its costs and expenses for the three-month period ended March 31, 2013 and 2012, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 14% and 14% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of March 31, 2013 and December 31, 2012, respectively, while 14% and 14% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of March 31, 2013 and December 31, 2012, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $39.7 million and $43.7 million as of March 31, 2013 and December 31, 2012, respectively. The principal foreign currency applicable to our business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the option to use derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at March 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIONBRIDGE TECHNOLOGIES, INC.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 15, 2013 (SEC File No. 000-26933) (the “2012 Annual Report”) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. There have been no material changes in Lionbridge’s risk factors from those disclosed in Lionbridge’s 2012 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2013, the Company withheld 462,413 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2013 – January 31, 2013	159,777	$3.99
February 1, 2013 – February 28, 2013	302,636	$3.84

Total	462,413	$2.74

In addition, upon the termination of employees during the quarter ended March 31, 2013, 57,725 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended March 31, 2013:

Period	Total Number of Shares Forfeited
January 1, 2013 – January 31, 2013	1,250
February 1, 2013 – February 29, 2013	56,475

Total	57,725

Item 6.	Exhibits

(a)	Exhibits.

10.1*	Office Lease dated March 19, 2013, between M/s. Reliable Exports and Lionbridge Technologies Private Limited.

10.2	Form of 2013 Performance-Based Restricted Stock Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on January 9, 2013, and incorporated herein by reference).

10.3	Form of 2013 Performance-Based Restricted Share Unit Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on January 9, 2013, and incorporated herein by reference).

10.4	Independent Director Compensation Plan Amended and Restated as of January 4, 2013, (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) on January 9, 2013, and incorporated herein by reference).

10.5	Form of MIP Agreement for Executive Officers (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 000-26933) on February 8, 2013, and incorporated herein by reference).

31.1*	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101††	The following financial information from Lionbridge Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed with the SEC on May 10, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
†	Furnished herewith.
††	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/s/ DONALD M. MUIR
Donald M. Muir
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: May 10, 2013