Form 10-Q
period 2013-06-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2013-08-09
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2013 was 63,585,725.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and par value data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,642	$25,797
Accounts receivable, net of allowance of $250 at June 30, 2013 and December 31, 2012	75,157	64,152
Unbilled receivables	23,989	22,127
Other current assets	12,840	11,729

Total current assets	129,628	123,805
Property and equipment, net	19,651	19,430
Assets held for sale	—	727
Goodwill	18,652	18,652
Other intangible assets, net	14,525	16,181
Other assets	4,973	5,262

Total assets	$187,429	$184,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,311	$19,897
Accrued compensation and benefits	17,104	14,885
Accrued outsourcing	13,568	11,042
Accrued restructuring	1,662	2,210
Income taxes payable	2,530	3,220
Accrued expenses and other current liabilities	11,690	11,092
Deferred revenue	10,193	9,277

Total current liabilities	78,058	71,623
Long-term debt	26,700	26,700
Deferred income taxes, long-term	1,143	1,143
Other long-term liabilities	13,778	15,010

Total liabilities	119,679	114,476

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 63,802,082 and 64,039,585 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	638	640
Additional paid-in capital	271,183	273,479
Accumulated deficit	(223,147)	(223,644)
Accumulated other comprehensive income	19,076	19,106

Total stockholders’ equity	67,750	69,581

Total liabilities and stockholders’ equity	$187,429	$184,057

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$123,407	$119,189	$237,077	$231,285
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	84,253	80,573	166,135	158,746
Sales and marketing	9,123	8,630	18,272	17,139
General and administrative	19,188	19,504	38,669	38,680
Research and development	1,819	1,386	3,475	2,748
Depreciation and amortization	1,847	1,688	3,647	3,333
Amortization of acquisition-related intangible assets	828	545	1,656	1,025
Restructuring, impairment, and other charges	1,297	6,719	2,021	7,003

Total operating expenses	118,355	119,045	233,875	228,674

Income from operations	5,052	144	3,202	2,611
Interest expense:
Interest on outstanding debt	210	182	447	372
Amortization of deferred financing costs	25	25	50	50
Interest income	13	18	39	38
Other expense, net	592	671	884	640

Income (loss) before income taxes	4,238	(716)	1,860	1,587
Provision for (benefit from) income taxes	771	(2,965)	1,363	(2,383)

Net income	$3,467	$2,249	$497	$3,970

Net income per share of common stock:
Basic	$0.06	$0.04	$0.01	$0.07
Diluted	$0.06	$0.04	$0.01	$0.07
Weighted average number of common shares outstanding:
Basic	60,724	58,880	60,550	58,723
Diluted	62,436	60,390	61,941	59,894

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2013	2012	2013	2012
Net income	$3,467	$2,249	$497	$3,970
Other comprehensive income (loss):
Impact to revalue unfunded projected benefit obligation	—	58	—	58
Foreign currency translation adjustment	58	(543)	(30)	(349)

Comprehensive income	$3,525	$1,764	$467	$3,679

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$497	$3,970
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	3,310	2,799
Amortization of deferred financing charges	50	50
Depreciation and amortization	3,647	3,333
Amortization of acquisition-related intangible assets	1,656	1,025
Non-cash restructuring, impairment and other charges	174	4,167
Deferred income taxes	—	(2,952)
Other	2	10
Changes in operating assets and liabilities:
Accounts receivable	(11,902)	(11,699)
Unbilled receivables	(2,097)	(2,912)
Other current assets	(1,317)	(2,554)
Other assets	139	401
Accounts payable	1,806	3,520
Accrued compensation and benefits	126	636
Accrued outsourcing	2,724	1,561
Accrued restructuring	(557)	1,725
Income tax payable	(682)	(506)
Accrued expenses and other liabilities	1,513	907
Deferred revenue	1,071	(890)

Net cash provided by operating activities	160	2,591

Cash flows from investing activities:
Purchases of property and equipment	(4,125)	(3,291)
Cash paid for acquisitions	(434)	(10,430)

Net cash used in investing activities	(4,559)	(13,721)

Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	9,550	3,000
Payments of borrowings on revolving line of credit	(9,550)	(3,000)
Proceeds from borrowings on long term debt	—	10,000
Payments of borrowings on long term debt	—	(4,000)
Payments for share repurchases	(3,839)	—
Proceeds from issuance of common stock under stock option plans	673	46
Payments of deferred acquisition obligations	(597)	—
Payments of capital lease obligations	(18)	(3)

Net cash (used in) provided by financing activities	(3,781)	6,043

Net decrease in cash and cash equivalents	(8,180)	(5,087)
Effects of exchange rate changes on cash and cash equivalents	25	(551)
Cash and cash equivalents at beginning of period	25,797	25,219

Cash and cash equivalents at end of period	$17,642	$19,581

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Nature of the Business

The accompanying condensed consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, all of a normal recurring nature, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated balance sheet data as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by GAAP. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company’s preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used (but not limited to) when accounting for collectability of receivables, calculating service revenue using a proportional performance assessment and valuing intangible assets and deferred tax assets. Actual results could differ from these estimates.

Out of Period Adjustment

During the six months ended June 30, 2013, the Company identified certain out of period immaterial errors related to the calculation of revenue-related discounts and the calculation of the foreign exchange impact of a certain intercompany balance.

The Company corrected the identified error relating to the calculation of foreign exchange impact of a certain intercompany balance during the three-month interim period ended June 30, 2013, which had the effect of overstating other expense, net in the condensed consolidated statements of operations by $0.1 million, $0.1 million, and $0.1 million for the three-month interim periods ending June 30, 2012, March 31, 2013, and June 30, 2013. This identified error also had the effect of understating other expense, net in the condensed consolidated statements of operations by $0.1 million, $0.1 million, and $0.1 million for the three-month interim periods ended March 31, 2012, September 30, 2012, December 31, 2012 and $0.2 million for the annual period ended December 31, 2012.

The Company corrected the identified error relating to the calculation of revenue-related discounts during the three-month interim period ended December 31, 2012 during the first quarter of 2013, which had the effect of reducing revenue and net income by $0.2 million during the three-month interim period ended March 31, 2013.

The Company has evaluated these errors and does not believe the amounts are material to any of the periods impacted.

2. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Restricted Stock Awards

Lionbridge issued 1,394,000 and 98,568 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2011 Stock Incentive Plan, during the six-month period ended June 30, 2013 representing a fair market value of $5.9 million. Of the total 1,492,568 shares of restricted common stock and restricted stock units issued in the six-month period ended June 30, 2013, 1,062,000 have restrictions on disposition which lapse over four years from the date of grant, 53,568 have restrictions on disposition which lapse over thirteen months from date of grant, and 377,000 restricted shares were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance-based stock incentive awards under the Corporation’s 2011 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals and records expense accordingly. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee in accordance with the forfeiture table per the grant agreements.

During the three months ended June 30, 2013, Lionbridge’s Stockholders approved an additional 4.0 million shares for issuance under the Company’s 2011 Stock Incentive Plan.

Stock-based Compensation

The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance of Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation”. Total compensation expense related to stock options, performance-based restricted stock awards and time-based restricted stock awards was $1.7 million and $1.4 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $3.3 million and $2.8 million for the six-month periods ended June 30, 2013 and 2012, respectively, classified in the condensed consolidated statements of operations line items as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$18	$38	$46	$66
Sales and marketing	309	276	620	550
General and administrative	1,322	1,088	2,620	2,157
Research and development	11	12	24	26

Total stock-based compensation expense	$1,660	$1,414	$3,310	$2,799

As of June 30, 2013, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.2 million and will be recognized over an estimated weighted average period of approximately 2.5 years. Lionbridge currently expects to amortize $10.1 million of unamortized compensation in connection with restricted stock awards outstanding as of June 30, 2013 over an estimated weighted average period of approximately 2.4 years.

Share Repurchasing Program

On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6 million per year, subject to certain market rate conditions. During the three and six months ended June 30, 2013, the Company repurchased approximately 1.3 million common shares for an aggregate purchase price of $3.8 million.

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

4. DEBT

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving credit agreement dated as of December 31, 2006, as the amended to date (the “Credit Agreement”), which was scheduled to expire in December 2011. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of Prime or LIBOR plus 1.75% – 2.50% (at the Company’s discretion), depending on certain conditions. At June 30, 2013, $26.7 million was outstanding with an interest rate of 2.45%. The fair value of debt approximates its current value of $26.7 million as of June 30, 2013. The fair value of the debt would be classified as a Level 2 measurement due to the use of inputs based on similar liabilities in the market. The outstanding debt on the Credit Agreement will be due in full on September 30, 2014. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of June 30, 2013.

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

Shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of shares of common stock outstanding-basic	60,724	58,880	60,550	58,723
Dilutive common stock equivalents relating to options and restricted stock	1,712	1,510	1,391	1,171

Weighted average number of shares of common stock outstanding-diluted	62,436	60,390	61,941	59,894

Options and unvested restricted stock to purchase 3.7 million and 2.5 million shares of common stock for the three-month periods ended June 30, 2013 and 2012, respectively, and 4.0 million and 2.8 million for the six-month periods ended June 30, 2013 and 2012, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

6. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

During the six-month period ended June 30, 2013, Lionbridge recorded $2.0 million of restructuring and other charges. The $1.1 million of restructuring charges recorded in the six-month period ended June 30, 2013 included $0.9 million for workforce reductions in Europe, the Americas and Asia consisting of 12 technical staff, 7 administrative staff and 8 sales staff, and $0.2 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. Of the $1.1 million in restructuring charges for the six months ended June 30, 2013, $0.7 million relates to the Company’s Global Language and Content (“GLC”) segment, $0.1 million relates to the Company’s Global Development and Testing (“GDT”) segment and $0.3 million relates to corporate. The Company made $1.7 million of cash payments in the six-month period ended June 30, 2013 all of which related to the GLC operating segments. The remaining $0.9 million of other charges recorded in the six months ended June 30, 2013 relate to the Company’s engagement in strategic initiatives and a true-up of the deferred acquisition liability fair value from the VSI acquisition.

During the six-month period ended June 30, 2012, Lionbridge recorded $7.0 million of restructuring, impairment, and other charges. The $2.5 million of restructuring charges recorded in the six-month period ended June 30, 2012 included $2.3 million for workforce reductions in Europe, the Americas and Asia consisting of 30 technical staff and 3 administrative staff, $0.2 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. The Company made $1.2 million of cash payments in the six-month period ended June 30, 2012 all of which related to the GLC operating segments. The $0.4 million of other charges recorded in the six months ended June 30, 2012 relate to transaction costs related to the PRI acquisition in June 2012.

During the three months ended June 30, 2012, Lionbridge determined that two events triggered an evaluation of long-lived assets under ASC 360 resulting in an aggregate impairment charge of $4.1 million. The first event involved certain software license and capitalized development costs in the amount of $3.9 million associated with the expected cash flows from the Company’s license of automated machine translation technology from IBM Corporation (the “RTTS License”) following the Company’s decision to integrate the Microsoft Translator machine translation engine in its GeoFluent SaaS-based real-time translation offering in place of the machine translation technology obtained through the RTTS License for certain language models. As the Company determined that the undiscounted cash flows associated with the RTTS License were lower than the carrying value, the RTTS License was written down to its estimated fair value of zero and a $3.9 million impairment charge was recorded. The second event related to the decision during the three months ended June 30, 2012 to offer for sale certain real property of the Company located in Wuppertal, Germany. The real property was recorded at fair value less selling costs, resulting in a $0.2 million impairment charge.

The following table summarizes the restructuring accrual activity for the six months ended June 30, 2013 and 2012, respectively, by category (in thousands):

	2013	2012
Beginning balance, January 1	$3,794	$2,867
Employee severance:
Restructuring charges recorded	872	2,345
Cash payments related to liabilities recorded on exit or disposal activities	(1,399)	(937)

Net employee severance activity	(527)	1,408

Vacated facility/Lease termination:
Restructuring charges recorded	—	—
Revision of estimated liabilities	212	172
Cash payments related to liabilities recorded on exit or disposal activities	(284)	(265)

Net vacated facility/lease termination activity	(72)	(93)

Ending balance, June 30	$3,195	$4,182

At June 30, 2013, the Company’s condensed consolidated balance sheet includes accruals totaling $3.2 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.7 million of these will be fully paid within twelve months. The remaining $1.5 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

7. INCOME TAXES

The provision for (benefit from) income taxes for the three month periods ended June 30, 2013 and 2012 was $0.8 million and $(3.0) million, respectively. The provision for (benefit from) income taxes for the six month periods ended June 30, 2013 and 2012 was $1.4 million and $(2.4) million, respectively. The tax provision for (benefit from) for the three and six month periods ended June 30, 2013 consisted primarily of taxes on income in foreign jurisdictions, interest, and penalties recorded in relation to the Company’s uncertain tax positions. The tax provision (benefit) change year over year is primarily due to the change in the mix of profits in foreign jurisdictions which are subject to tax, a deferred tax benefit related to the release of valuation allowance in 2012 resulting from the PRI acquisition, and a tax benefit for the release of certain existing reserves for uncertain tax positions.

The tax provision for (benefit from) for the three and six month periods ended June 30, 2013 consisted primarily of taxes on income in foreign jurisdictions, interest, and penalties recorded in relation to the Company’s uncertain tax positions.

The tax provision for (benefit from) the three and six month periods ended June 30, 2012 consisted primarily of taxes on income in foreign jurisdictions, a deferred tax benefit related to the release of valuation allowance resulting from the deferred tax liability recorded in purchase price accounting for the Productive Resources, LLC (“PRI”) acquisition, as well as a tax benefit for the release of certain existing reserves for uncertain tax positions, primarily due to a favorable tax ruling in India.

The balance of unrecognized tax benefits at June 30, 2013, not including interest and penalties, was $4.0 million, which, if recognized, would affect the effective income tax rate in future periods. Lionbridge also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At June 30, 2013, Lionbridge had approximately $1.7 million of interest and penalties accrued related to unrecognized tax benefits.

The Company conducts business globally and in the normal course of business is subject to examination by local, state and federal jurisdictions in the United States as well as in multiple foreign jurisdictions. Currently, no Internal Revenue Service audits are underway and audits in Belgium, Canada, Finland, Poland, and India are in varying stages of completion. Open audit years are dependent upon the tax jurisdiction and range from 2005 to present.

At June 30, 2013, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely.

Lionbridge’s management has evaluated the positive and negative evidence as it relates to the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered Lionbridge’s history of losses and concluded that, with the exception of certain foreign tax jurisdictions, it is more-likely-than-not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been maintained against those tax assets. As a result, no income tax benefit has been recorded for the losses incurred in the U.S. and certain foreign jurisdictions during the six month periods ended June 30, 2013 and 2012.

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

GDT—this segment includes Lionbridge’s development, engineering and testing services for software, hardware, websites, search engines and content. Specifically, through its GDT solutions, Lionbridge develops, optimizes and maintains IT applications and performs testing to ensure the quality, interoperability, usability and performance of clients’ software, search engines, consumer technology products, web sites, and content. Lionbridge’s testing services, some of which are offered under the VeriTest brand, also include product certification and competitive analysis. Lionbridge has deep domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model. Lionbridge also provides specialized search relevance testing, keyword optimization and related services for clients with global search engines and online marketing initiatives. Lionbridge also provides specialized enterprise crowdsourcing services including search relevance testing, in-country testing for mobile devices, and data management solutions. Lionbridge’s enterprise crowdsourcing practice uses a cloud-based task management platform that manages the workflows of private crowd professionals.

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

The table below presents information about the Company’s segment data for the three and six-month periods ended June 30, 2013 and 2012 (in thousands). Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
Three Months Ended June 30, 2013
External revenue	$80,275	$37,081	$6,051	$—	$123,407
Cost of revenue (exclusive of depreciation and amortization)	54,164	25,247	4,842	—	84,253
Depreciation and amortization including acquisition-related intangible assets	1,296	770	8	601	2,675
Other operating expenses	18,655	4,702	445	—	23,802

Segment contribution	6,160	6,362	756	(601)	12,677
Interest expense and other unallocated items	—	—	—	(8,439)	(8,439)

Income (loss) before income taxes	6,160	6,362	756	(9,040)	4,238
Provision for income taxes	—	—	—	771	771

Net income (loss)	$6,160	$6,362	$756	$(8,269)	$3,467

Three Months Ended June 30, 2012
External revenue	$83,022	$30,046	$6,121	$—	$119,189
Cost of revenue (exclusive of depreciation and amortization)	54,663	20,800	5,110	—	80,573
Depreciation and amortization including acquisition-related intangible assets	1,119	412	7	695	2,233
Other operating expenses	18,602	3,718	469	—	22,789

Segment contribution	8,638	5,116	535	(695)	13,594
Interest expense and other unallocated items	—	—	—	(14,310)	(14,310)

Income (loss) before income taxes	8,638	5,116	535	(15,005)	(716)
Benefit from income taxes	—	—	—	(2,965)	(2,965)

Net income (loss)	$8,638	$5,116	$535	$(12,040)	$2,249

Six Months Ended June 30, 2013
External revenue	$152,828	$72,359	$11,890	$—	$237,077
Cost of revenue (exclusive of depreciation and amortization)	106,485	49,924	9,726	—	166,135
Depreciation and amortization including acquisition-related intangible assets	2,599	1,526	16	1,162	5,303
Other operating expenses	37,669	9,098	990	—	47,757

Segment contribution	6,075	11,811	1,158	(1,162)	17,882
Interest expense and other unallocated items	—	—	—	(16,022)	(16,022)

Income (loss) before income taxes	6,075	11,811	1,158	(17,184)	1,860
Provision for income taxes	—	—	—	1,363	1,363

Net income (loss)	$6,075	$11,811	$1,158	$(15,821)	$497

Six Months Ended June 30, 2012
External revenue	$160,622	$58,646	$12,017	$—	$231,285
Cost of revenue (exclusive of depreciation and amortization)	107,774	40,998	9,974	—	158,746
Depreciation and amortization including acquisition-related intangible assets	2,216	814	13	1,315	4,358
Other operating expenses	37,034	7,539	963	—	45,536

Segment contribution	13,598	9,295	1,067	(1,315)	22,645
Interest expense and other unallocated items	—	—	—	(21,058)	(21,058)

Income (loss) before income taxes	13,598	9,295	1,067	(22,373)	1,587
Benefit from income taxes	—	—	—	(2,383)	(2,383)

Net income (loss)	$13,598	$9,295	$1,067	$(19,990)	$3,970

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding

Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2012, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for the year ended December 31, 2012. There were no events or changes in circumstances during the six months ended June 30, 2013 which indicated that an assessment of the impairment of goodwill and other intangible assets was required.

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

During the three months ended June 30, 2012, Lionbridge determined that two events triggered an evaluation of long-lived assets under ASC 360 resulting in an aggregate impairment charge of $4.1 million. The first event involved certain software license and capitalized development costs in the amount of $3.9 million associated with the expected cash flows from the Company’s RTTS License following the Company’s decision to integrate the Microsoft Translator machine translation engine in its GeoFluent SaaS-based real-time translation offering in place of the machine translation technology obtained through the RTTS License for certain language models. As the Company determined that the undiscounted cash flows associated with the RTTS License were lower than the carrying value, the RTTS License was written down to its estimated fair value of zero and a $3.9 million impairment charge was recorded. The second event related to the decision during the three months ended June 30, 2012 to offer for sale certain real property of the Company located in Wuppertal, Germany. The real property was recorded at fair value less selling costs, resulting in a $0.2 million impairment charge.

Intangible assets arose from the acquisition of Bowne Global Solutions (“BGS”) in September 2005, PRI in June 2012 and Virtual Solutions, Inc. (“VSI”) in November 2012. BGS customer relationships are being amortized using an economic consumption method over an estimated useful life of 3 to 12 years. PRI customer relationships and non-compete agreement are being amortized using a straight-line method over an estimated useful life of 12 years and 5 years, respectively. VSI acquired developed technology, acquired core technology, customer relationships, non-compete agreements and acquired trademark are being amortized using a straight-line method over an estimated useful life of 5 years, 10 years, 2 years, 4 years and 2 years, respectively.

The following table summarizes other intangible assets at June 30, 2013 and December 31, 2012, respectively (in thousands).

	June 30, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
Acquired customer relationships	$39,090	$(28,277)	$10,813	$39,090	$(27,005)	$12,085
Acquired customer contracts	14,000	(14,000)	—	14,000	(14,000)	—
Acquired technology	5,117	(2,579)	2,538	5,117	(2,354)	2,763
Non-compete agreements	1,450	(304)	1,146	1,450	(155)	1,295
Acquired trademark	40	(12)	28	40	(2)	38

	$59,697	$(45,172)	$14,525	$59,697	$(43,516)	$16,181

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at June 30, 2013 in the fiscal periods as follows (in thousands):

Year ending December 31,
2013	$1,656
2014	2,995
2015	2,339
2016	2,146
2017	1,534
Thereafter	3,855

$14,525

10. ACQUISITIONS

Productive Resources, LLC

On June 1, 2012, the Company acquired PRI for $10.5 million in cash, (including the effect of working capital adjustments) and deferred payments totaling $2.0 million that are payable in three annual payments starting on the first anniversary of the acquisition date. During the three months ended June 30, 2013, the Company paid the first annual installment payment of $0.5 million. PRI is a provider of outsourced technical engineering, documentation and drafting solutions. PRI is included in the Company’s GLC operating segment. PRI provides Lionbridge with operations in the Midwestern region of the United States and long-standing relationships with clients in the manufacturing sector. The acquisition also expands the Company’s delivery model for addressing all aspects of client’s global content lifecycle, including drafting, illustration, documentation, translation and support.

The Company recorded a measurement period adjustment of $0.2 million to benefit from income taxes in the three month interim period ended December 31, 2012 in connection with its review of state taxes associated the acquisition of PRI in June 2012. This adjustment was presented retrospectively in the condensed consolidated statements of operations for the three and six month period ended June 30, 2012 in accordance with ASC 805, “Business Combinations”.

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

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenue	$121,176	$236,019
Net income	$2,808	$4,598
Basic earnings per share	$0.05	$0.08
Diluted earnings per share	$0.05	$0.08

The Company has recorded revenue of $2.9 million for the three months ended June 30, 2013 and $5.6 million for the six months ended June 30, 2013 related to PRI. The Company recorded $0.8 million of revenue related to PRI for both the three and six months ended June 30, 2012.

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

The Company paid $3.4 million in cash upon closing, $1.0 million of deferred cash consideration, and a $3.0 million earn-out potential payable in cash over the course of three years for the acquisition of VSI. The purchase price and goodwill is subject to change upon settlement of post-closing adjustments related to the working capital payment which was completed during December 2012 and the Company paid $0.4 million in January 2013. Using a discounted cash flow method, the

Company recorded an estimated liability related to the earn-out of $1.5 million as of the acquisition date and as of December 31, 2012. The Company will continue to assess the probability that the conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. For the three-months ended June 30, 2013, the Company recorded an additional $0.2 million based on its evaluation of the probability assumptions, which was included in restructuring, impairment and other charges in the condensed consolidated statements of operations.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge made available for sale certain real property in Germany and following guidance in ASC 360, the asset was recorded at its fair value, less selling cost. As of December 31, 2012, the real property was recorded at fair value of $0.7 million. The fair value was determined through its actual sales price, which was paid by the customer in December 2012 but title did not pass until January 1, 2013. The Company did not have any financial assets and liabilities at June 30, 2013 designated as Level 1.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities have historically been an interest rate swap and foreign exchange forward contracts whose fair value were determined using pricing models predicated upon observable market spot and forward rates. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings as other (income) expense. The Company did not have any foreign exchange forward contracts outstanding at either June 30, 2013 or December 31, 2012. Lionbridge does not have any financial assets and liabilities as of June 30, 2013 or December 31, 2012 designated as Level 2.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge has contingent consideration assumed as a result of the VSI acquisition. As of June 30, 2013 and December 31, 2012, the contingent consideration of $1.7 million and $1.5 million, respectively, was designated as Level 3. The Company’s contingent purchase consideration is valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. This liability is classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management.

12. RECENT ACCOUNTING PRONOUNCEMENTS

New pronouncements issued but not effective until after June 30, 2013 are not expected to have a material impact on our financial position, results of operations or liquidity.

13. OTHER CURRENT ASSETS, OTHER ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND OTHER LONG-TERM LIABILITIES

The follow table presents the components of selected balance sheet items as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Other current assets:
Deferred project costs	$2,647	$2,885
Prepaid income tax	2,508	2,251
Other prepaid expenses	4,252	2,649
Deferred tax asset, short-term	1,442	1,442
Other current assets	1,991	2,502

Total other current assets	$12,840	$11,729

Other accrued expenses and other current liabilities:
Accrued acquisition payments	$1,814	$2,108
Accrued volume discounts	2,582	1,051
Other accrued expenses	5,339	5,007
Deferred tax liability, short-term	539	539
Deposit received on asset held for sale	—	727
Other current liabilities	1,416	1,660

Total other accrued expenses and other current liabilities	$11,690	$11,092

Other long-term liabilities:
Pension obligations, long-term portion	$2,380	$3,162
Accrued acquisition payments, long-term portion	2,141	2,691
Accrued income tax uncertainties	5,285	4,975
Accrued restructuring, long-term portion	1,533	1,584
Other	2,439	2,598

Total other long-term liabilities	$13,778	$15,010

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of the following at June 30, 2013 and December 31, 2012, respectively (in thousands):

	June 30, 2013	December 31, 2012
Cumulative foreign currency translation adjustments	$18,769	$18,799
Unfunded projected benefit obligation	307	307

Accumulative other comprehensive income	$19,076	$19,106

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the six-month period ended June 30, 2013, Lionbridge’s income from operations was $3.2 million, with net income of $0.5 million. For the six-month period ended June 30, 2012, Lionbridge’s income from operations was $2.6 million, with net income of $4.0 million. As of June 30, 2013, the Company had an accumulated deficit of $223.1 million.

A significant portion of Lionbridge’s cost of revenue and general and administrative expenses are recorded in entities which utilize the Euro or other currencies as their functional currency, while the majority of its revenues are recorded in U.S. Dollars. As such, certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro and other currencies. During the quarter ended June 30, 2013, the average value of the U.S. Dollar relative to the Euro weakened by 0.6% from the quarter ended June 30, 2012. This slight weakening did not have a material foreign currency translation impact on revenue, income from operations or net income for the quarter ended June 30, 2013 at the consolidated or individual segment levels.

Critical Accounting Policies and Estimates

Lionbridge has identified the policies which are critical to understanding its business and results of operations. There have been no significant changes during the six months ended June 30, 2013 to the items disclosed as the critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

During the first quarter of 2013, Lionbridge adopted the authoritative guidance in FASB ASU 2011-05 and has presented a separate Condensed Consolidated Statement of Comprehensive Income. Total comprehensive income consists of net income, the net change in foreign currency translation adjustment, and the impact of revaluations of unfunded projected benefit obligations.

Results of Operations

The following table sets forth for the periods indicated certain unaudited condensed consolidated financial data as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	68.3	67.6	70.1	68.6
Sales and marketing	7.4	7.2	7.7	7.4
General and administrative	15.5	16.4	16.3	16.8
Research and development	1.5	1.2	1.5	1.2
Depreciation and amortization	1.5	1.4	1.5	1.4
Amortization of acquisition-related intangible assets	0.7	0.5	0.7	0.4
Restructuring, impairment and other charges	1.0	5.6	0.8	3.1

Total operating expenses	95.9	99.9	98.6	98.9

Income from operations	4.1	0.1	1.4	1.1
Interest expense:
Interest on outstanding debt	0.2	0.2	0.2	0.2
Amortization of deferred financing costs	—	—	—	—
Interest income	—	—	—	—
Other expense, net	0.5	0.5	0.4	0.2

Income (loss) before income taxes	3.4	(0.6)	0.8	0.7
Provision for (benefit from) income taxes	0.6	(2.5)	0.6	(1.0)

Net income	2.8%	1.9%	0.2%	1.7%

Revenue. The following table shows GLC, GDT, and Interpretation revenues in dollars and as a percentage of total revenue for the three and six months ended June 30, 2013 and 2012, respectively (in thousands except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
GLC	$80,275	65%	$83,022	70%	$152,828	64%	$160,622	70%
GDT	37,081	30%	30,046	25%	72,359	31%	58,646	25%
Interpretation	6,051	5%	6,121	5%	11,890	5%	12,017	5%

Total revenue	$123,407	100%	$119,189	100%	$237,077	100%	$231,285	100%

Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012

Revenue for the quarter ended June 30, 2013 was $123.4 million, an increase of $4.2 million, or 3.5%, from $119.2 million for the quarter ended June 30, 2012. This period-over-period increase in total revenue was due to $7.0 million growth in the GDT segment, partially offset by a $2.7 million decrease in the GLC segment and a $0.1 million decrease in the Interpretation segment. Foreign currency translation did not have a material impact on revenue period-over-period. Lionbridge conducts a large portion of its business in international markets. Approximately 31.4% of its revenue for the quarter ended June 30, 2013 was denominated in foreign currencies, primarily the Euro, as compared to approximately 35.5% for the quarter ended June 30, 2012. A fluctuation in foreign currency exchange rates primarily affects the GLC segment.

Revenue from the Company’s GLC segment decreased $2.7 million, or 3.3%, to $80.3 million for the quarter ended June 30, 2013 from $83.0 million for the quarter ended June 30, 2012, as the result of lower volume of product translation projects from certain clients being partially offset by $2.0 million of incremental revenue from the acquisition of PRI, which was acquired on June 1, 2012. Foreign currency translation did not have a material impact on revenues, as the U.S. Dollar only weakened 0.6% versus the Euro from the quarter ended June 30, 2012 to the quarter ended June 30, 2013.

Revenue from the Company’s GDT segment increased $7.1 million, or 23.4%, to $37.1 million for the quarter ended June 30, 2013 from $30.0 million for the quarter ended June 30, 2012, primarily related to a new large multi-year program with an existing client. Foreign currency translation did not have a material impact on revenues, as the U.S. Dollar only weakened 0.6% versus the Euro from the quarter ended June 30, 2012 to the quarter ended June 30, 2013.

Revenue from the Company’s Interpretation segment decreased $0.1 million, or 1.1%, to $6.0 million from $6.1 million due to slightly decreased volume from existing customers as a result of the negative impact of federal government sequestration. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

Revenue for the six months ended June 30, 2013 was $237.1 million, an increase of $5.8 million, or 2.5%, from $231.3 million for the six months ended June 30, 2012. This period-over-period increase in total revenue was due to $13.8 million of growth in the GDT segment, partially offset by a $7.8 million decrease in the GLC segment and a $0.1 million decrease in the Interpretation segment. The U.S. Dollar weakened 0.2% against the Euro, as compared to the corresponding six months of the prior year, which did not have a material currency translation impact on revenue. Lionbridge conducts a large portion of its business in international markets. Approximately 31.2% of its revenue for the six months ended June 30, 2013 was denominated in foreign currencies, primarily the Euro, as compared to approximately 35.8% for the six months ended June 30, 2012. A fluctuation in foreign currency exchange rates primarily affects the GLC segment.

Revenue from the Company’s GLC segment decreased $7.8 million, or 4.9%, to $152.8 million for the six months ended June 30, 2013 from $160.6 million for the six months ended June 30, 2012, as the result of lower volume of product translation projects from certain clients being partially offset by $4.7 million of incremental revenue from the acquisition of PRI, which was acquired on June 1, 2012. While the Company experienced lower than anticipated spend from several product translation clients in its GLC segment in the first quarter of 2013, the Company’s GLC business improved in the second quarter of 2013 as demand for the Company’s product translation services increased. Foreign currency translation did not have a material impact on revenues, as the U.S. Dollar only weakened 0.2% versus the Euro from the six months ended June 30, 2012 to the six months ended June 30, 2013.

Revenue from the Company’s GDT segment increased $13.8 million, or 23.4%, to $72.4 million for the six months ended June 30, 2013 from $58.6 million for the six months ended June 30, 2012, primarily related to a new large multi-year program with an existing client. Foreign currency translation did not have a material impact on revenues, as the U.S. Dollar only weakened 0.2% versus the Euro from the six months ended June 30, 2012 to the six months ended June 30, 2013.

Revenue from the Company’s Interpretation segment decreased $0.1 million, or 1.1%, to $11.9 million from $12.0 million due to slightly decreased volume from existing customers as a result of the negative impact of federal government sequestration. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client engagements. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the three and six-month period of the prior year and as a percentage of revenue for the three and six months ended June 30, 2013 and 2012, respectively (in thousands except for percentages):

	Three Months Ended June 30, 2013	% Change Q2 13 to Q2 12	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	% Change Q2 13 to Q2 12	Six Months Ended June 30, 2012
GLC:
Cost of revenue	$54,164	-0.9%	$54,663	$106,485	-1.2%	$107,774
Percentage of revenue	67.5%		65.8%	69.7%		67.1%
GDT:
Cost of revenue	25,247	21.4%	20,800	49,924	21.8%	40,998
Percentage of revenue	68.1%		69.2%	69.0%		69.9%
Interpretation:
Cost of revenue	4,842	-5.2%	$5,110	$9,726	-2.5%	9,974
Percentage of revenue	80.0%		83.5%	81.8%		83.0%

Total cost of revenue	$84,253	4.6%	$80,573	$166,135	4.7%	$158,746

Percentage of revenue	68.3%		67.6%	70.1%		68.6%

Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012

For the quarter ended June 30, 2013, as a percentage of revenue, cost of revenue increased to 68.3% as compared to 67.6% for the quarter ended June 30, 2012. This increase was primarily the result of a decrease in revenue volume and increased personnel costs in the GLC segment, partially offset by improved mix in the GDT segment. Cost of revenue was not materially impacted by foreign currency translation, as the U.S. Dollar only weakened 0.6% versus the Euro from the quarter ended June 30, 2012 to the quarter ended June 30, 2013.

For the quarter ended June 30, 2013, cost of revenue increased $3.7 million, or 4.6%, to $84.3 million as compared to $80.6 million for the corresponding period of the prior year, primarily associated with the an increase in employee compensation and related benefit costs, particularly in the GLC segment. Cost of revenue was not materially impacted by foreign currency translation, as the U.S. Dollar only weakened 0.6% versus the Euro from the quarter ended June 30, 2012 to the quarter ended June 30, 2013.

For the quarter ended June 30, 2013, cost of revenue as a percentage of revenue in the Company’s GLC segment increased to 67.5% as compared to 65.8% for the quarter ended June 30, 2012. This increase was primarily the result of lower revenue volume and increased employee compensation and related benefit costs, partially offset by a decrease in variable outsourcing costs commensurate with the decrease in the GLC segment’s revenue.

For the quarter ended June 30, 2013, GLC cost of revenue decreased by $0.5 million, or 0.9%, to $54.2 million as compared to $54.7 million for the corresponding period of the prior year. This was primarily attributable to a $2.7 million decrease in variable outsourcing costs attributable to lower volume, which was partially offset by a $2.3 million increase in employee compensation and related benefit costs primarily associated with the Company’s acquisition of PRI. Cost of revenue in the GLC segment was not materially impacted by foreign currency translation, as the U.S. Dollar was marginally weaker versus the Euro (0.6%) from the quarter ended June 30, 2012 to the quarter ended June 30, 2013.

For the quarter ended June 30, 2013, cost of revenue as a percentage of revenue in the Company’s GDT segment decreased to 68.1% as compared to 69.2% for the quarter ended June 30, 2012, primarily as the result of a ramp-up of a large multi-year program with an existing client that is more dependent on variable labor.

For the quarter ended June 30, 2013, GDT cost of revenue increased $4.4 million, or 21.4%, to $25.2 million as compared to $20.8 million for the corresponding period of the prior year. This $4.4 million cost of revenue increase was primarily attributable to the $7.0 million increase in revenue from the aforementioned large multi-year program. Cost of revenue in the GDT segment was not materially impacted by foreign currency translation, as the U.S. Dollar only weakened 0.6% versus the Euro from the quarter ended June 30, 2012 to the quarter ended June 30, 2013.

For the quarter ended June 30, 2013, cost of revenue as a percentage of revenue in the Company’s Interpretation segment decreased to 80.0% as compared to 83.5% for the quarter ended June 30, 2012 and due to the more favorable mix of telephonic interpretation versus on-site interpretation.

For the quarter ended June 30, 2013, Interpretation cost of revenue decreased $0.3 million, or 5.2%, to $4.8 million as compared to $5.1 million in the corresponding period of the prior year, primarily due to $0.2 million decreased variable third party outsourcing costs. This decrease in outsourcing costs was a result of the $0.1 million decrease in revenue and due to the more favorable mix of telephonic interpretation versus on-site interpretation. The Company’s Interpretation segment is not materially impacted by foreign currency exchange rate fluctuations.

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

For the six months ended June 30, 2013, as a percentage of revenue, cost of revenue increased to 70.1% as compared to 68.6% for the six months ended June 30, 2012. This increase was primarily the result of a decrease in revenue volume in the GLC segment coupled with an increase in internal cost of sales in the GLC segment. Cost of revenue was not materially impacted by foreign currency translation, as the U.S. Dollar only weakened 0.2% versus the Euro from the six months ended June 30, 2012 to the six months ended June 30, 2013.

For the six months ended June 30, 2013, cost of revenue increased $7.4 million, or 4.7%, to $166.1 million as compared to $158.7 million for the corresponding period of the prior year, primarily associated with the an increase in employee compensation and related benefit costs of $6.7 million, particularly in the GLC segment. Cost of revenue was not materially impacted by foreign currency translation, as the U.S. Dollar only weakened 0.2% versus the Euro from the six months ended June 30, 2012 to the six months ended June 30, 2013.

For the six months ended June 30, 2013, cost of revenue as a percentage of revenue in the Company’s GLC segment increased to 69.7% as compared to 67.1% for the six months ended June 30, 2012. This increase was primarily the result of lower revenue volume and increased employee compensation and related benefit costs, partially offset by a decrease in variable outsourcing costs commensurate with the decrease in the GLC segment’s revenue.

For the six months ended June 30, 2013, GLC cost of revenue decreased by $1.3 million, or 1.2%, to $106.5 million as compared to $107.8 million for the corresponding period of the prior year, primarily attributable to a $6.4 million decrease in variable outsourcing costs, which was partially offset by a $5.3 million increase in employee compensation and related benefit costs primarily associated with the Company’s acquisition of PRI. Cost of revenue in the GLC segment was not materially impacted by foreign currency translation, as the U.S. Dollar only weakened 0.2% versus the Euro from the six months ended June 30, 2012 to the six months ended June 30, 2013.

For the six months ended June 30, 2013, cost of revenue as a percentage of revenue in the Company’s GDT segment decreased to 69.0% as compared to 69.9% for the six months ended June 30, 2012, primarily as the result of a ramp-up of a large multi-year program with an existing client that is more dependent on variable labor.

For the six months ended June 30, 2013, GDT cost of revenue increased $8.9 million, or 21.8%, to $49.9 million as compared to $41.0 million for the corresponding period of the prior year. This $8.9 million cost of revenue increase was primarily attributable to the $13.7 million increase in revenue from the aforementioned large multi-year program. Cost of revenue in the GDT segment was not materially impacted by foreign currency translation, as the U.S. Dollar only weakened 0.2% versus the Euro from the six months ended June 30, 2012 to the six months ended June 30, 2013.

For the six months ended June 30, 2013, cost of revenue as a percentage of revenue in the Company’s Interpretation segment decreased to 81.8% as compared to 83.0% for the six months ended June 30, 2012 and due to the more favorable mix of telephonic interpretation versus on-site interpretation.

For the six months ended June 30, 2013, Interpretation cost of revenue decreased $0.3 million, or 2.5%, to $9.7 million from $10.0 million in the corresponding period of the prior year, primarily due to $0.2 million decreased variable third party outsourcing costs. This decrease in outsourcing costs was a result of the $0.1 million decrease in revenue and due to the more favorable mix of telephonic interpretation versus on-site interpretation. The Company’s Interpretation segment is not materially impacted by foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three and six-month period of the prior year and as a percentage of revenue for the three and six months ended June 30, 2013 and 2012, respectively (in thousands except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total sales and marketing expenses	$9,123	$8,630	$18,272	$17,139
Increase from prior year	493		1,133
Percentage of revenue	7.4%	7.2%	7.7%	7.4%

Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012

Sales and marketing expenses increased $0.5 million, or 5.7%, for the three months ended June 30, 2013 as compared to the corresponding period of 2012. As a percentage of revenue, sales and marketing expenses increased to 7.4% for the three months ended June 30, 2013 as compared to 7.2% for the three months ended June 30, 2012. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, we identified certain out-of-period adjustments in Q4 2012 related to sales commission expense, resulting in an understatement of sales and marketing expense for the three months ended June 30, 2012 of $0.3 million, which was considered immaterial. Sales and marking expense would have been $8.9 million or 7.5% of revenue for the three months ended June 30, 2012 had the $0.3 million been recorded in the second quarter of 2012.

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

Sales and marketing expenses increased $1.1 million, or 6.6%, for the six months ended June 30, 2013 as compared to the corresponding period of 2012. As a percentage of revenue, sales and marketing expenses increased to 7.7% for the six months ended June 30, 2013 as compared to 7.4% for the six months ended June 30, 2012. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, we identified certain out-of-period adjustments in Q4 2012 related to sales commission expense, resulting in an understatement of sales and marketing expense for the six months ended June 30, 2012 of $0.5 million, which was considered immaterial. Sales and marking expense would have been $17.6 million or 7.6% of revenue for the three months ended June 30, 2012 had the $0.5 million been recorded during the six months ended June 30, 2012.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2013 and 2012, respectively (in thousands except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total general and administrative expenses	$19,188	$19,504	$38,669	$38,680
Decrease from prior year	(316)		(11)
Percentage of revenue	15.5%	16.4%	16.3%	16.8%

Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012

General and administrative expenses decreased $0.3 million, or 1.6%, for the three months ended June 30, 2013 as compared to the corresponding period of 2012. This decrease is primarily driven by general cost control measures. As a percentage of revenue, general and administrative expenses decreased to 15.5% for the three months ended June 30, 2013, as compared to 16.4%, for the same period of the prior year as a result of leveraging fixed costs over a $4.2 million increase in revenue.

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

General and administrative expenses remained flat at $38.7 million for the six months ended June 30, 2013 as compared to the corresponding period of 2012. As a percentage of revenue, general and administrative expenses decreased to 16.3% for the six months ended June 30, 2013, as compared to 16.8%, for the same period of the prior year. This decrease is primarily associated with the $5.8 million increase in revenue for the six months ended June 30, 2013, as compared to the corresponding period of the prior year.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform, its Translation Workspace™ SaaS-based offering and its customizable real-time automated machine translation technology known as GeoFluent. The cost consists primarily of salaries and associated employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2013 and 2012, respectively (in thousands except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total research and development expense	$1,819	$1,386	$3,475	$2,748
Increase from prior year	433		727
Percentage of revenue	1.5%	1.2%	1.5%	1.2%

Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012

Research and development expenses increased $0.4 million, or 31.2%, for the three months ended June 30, 2013 as compared to the corresponding period of 2012. This increase is primarily attributable to a $0.2 million in employee compensation and benefits of certain personnel, whose functions were previously considered general and administrative in 2012 but their activities became more research and development-centric in 2013, and $0.1 million of non-recurring charges for certain employer tax-related accruals. For comparative purposes, the third quarter and fourth quarter of 2013 are expected to be approximately $0.2 million higher than corresponding periods in 2012 due to the aforementioned change in employee responsibilities.

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

Research and development expenses increased $0.7 million, or 26.5%, for the six months ended June 30, 2013 as compared to the corresponding period of 2012. This increase is primarily attributable to a $0.4 million in employee compensation and benefits of certain personnel, whose functions were previously considered general and administrative in 2012 but their activities became more research and development-centric in 2013, and $0.1 million of non-recurring charges for certain employer tax-related accruals during the second quarter. For comparative purposes, the third quarter and fourth quarter of 2013 are expected to be approximately $0.2 million higher than corresponding periods in 2012 due to the aforementioned change in employee responsibilities.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three and six-month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2013 and 2012, respectively (in thousands except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total depreciation and amortization expense	$1,847	$1,688	$3,647	$3,333
Increase from prior year	159		314
Percentage of revenue	1.5%	1.4%	1.5%	1.4%

Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012

Depreciation and amortization expense increased by $0.2 million for the three months ended June 30, 2013 as compared to the corresponding period of 2012. This increase is primarily the result of the depreciation of increased investment in internal and external capitalized costs for the Company’s web-based hosted management technology platform, its Translation Workspace SaaS-based offering and its customizable real-time automated machine translation technology known as GeoFluent. Depreciation and amortization expense was not materially impacted by fluctuations in foreign currency exchange rates period-over-period.

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

Depreciation and amortization expense increased by $0.3 million for the six months ended June 30, 2013 as compared to the corresponding period of 2012. This increase is primarily the result of the depreciation of increased investment in internal and external capitalized costs for the Company’s web-based hosted management technology platform, its Translation Workspace SaaS-based offering and its customizable real-time automated machine translation technology known as GeoFluent. Depreciation and amortization expense was not materially impacted by fluctuations in foreign currency exchange rates period-over-period.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three and six months ended June 30, 2013 of $0.8 million and $1.7 million, respectively, relates to the amortization of identifiable intangible assets acquired from Bowne Global Solutions (“BGS”), Productive Resources, LLC (“PRI”) and Virtual Solutions Inc. (“VSI”). Amortization expense for the three and six months ended June 30, 2012 of $0.5 million and $1.0 million, respectively, relates to the amortization of identifiable intangible assets acquired from BGS in 2005 and PRI in 2012.

Restructuring, Impairment and Other Charges. Restructuring, impairment and other charges were $1.3 million and $6.7 million for the three months ended June 30, 2013 and 2012, respectively. The $0.8 million of restructuring charges recorded in the three months ended June 30, 2013 included $0.7 million for workforce reductions in Europe consisting of 8 technical staff, 6 administrative staff and 8 sales staff, and $0.1 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. Of the $0.8 million in restructuring charges for the six months ended June 30, 2013, $0.4 million relate to the Company’s Global Language and Content (“GLC”) segment, $0.1 million relate to the Company’s Global Development and Testing (“GDT”) segment and $0.3 million relate to corporate. The remaining $0.5 million of other charges recorded in the three months ended June 30, 2013 relate to the Company’s engagement in strategic initiatives and a true-up of the deferred acquisition liability fair value from the VSI acquisition.

The $2.3 million of restructuring charges recorded in the three months ended June 30, 2012 included $2.2 million for workforce reductions in Europe consisting of 26 technical staff and 2 administrative staff and $0.1 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. All of these charges related to the GLC segment. During the three months ended June 30, 2012, Lionbridge determined that two events triggered an evaluation of long-lived assets under ASC 360, “Property, Plant, and Equipment” (“ASC 360”) resulting in an aggregate impairment charge of $4.1 million related to the Company’s license of automated machine translation technology from IBM Corporation (the “RTTS License”) and certain real property of the Company located in Wuppertal, Germany. The remaining $0.3 million of other charges recorded in the three months ended June 30, 2012 relate to transaction costs related to the PRI acquisition in June 2012.

During the six-month period ended June 30, 2013 and 2012, Lionbridge recorded $2.0 million and $7.0 million, respectively, of restructuring, impairment and other charges. The $1.1 million of restructuring charges recorded in the six-month period ended June 30, 2013 included $0.9 million for workforce reductions in Europe, the Americas and Asia consisting of 12 technical staff, 7 administrative staff and 8 sales staff, and $0.2 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. Of the $1.1 million in restructuring charges for the six months ended June 30, 2013, $0.7 million relate to the Company’s Global Language and Content (“GLC”) segment, $0.1 million relate to the Company’s Global Development and Testing (“GDT”) segment and $0.3 million relate to corporate. The remaining $0.9 million of other charges recorded in the three months ended June 30, 2013 relate to the Company’s engagement in strategic initiatives and a true-up of the deferred acquisition liability fair value from the VSI acquisition.

During the six-month period ended June 30, 2012, Lionbridge recorded $7.0 million of restructuring, impairment, and other charges. The $2.5 million of restructuring charges recorded in the six-month period ended June 30, 2012 included $2.3 million for workforce reductions in Europe, the Americas and Asia consisting of 30 technical staff and 3 administrative staff, and $0.2 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. During the three months ended June 30, 2012, the Company recorded an impairment charge of $4.1 million related to the RTTS License and certain real property of the Company located in Wuppertal, Germany. The remaining $0.4 million of other charges recorded in the six months ended June 30, 2012 relate to transaction costs related to the PRI acquisition in June 2012.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the three months ended June 30, 2013 of $0.2 million remained flat compared to the three months ended June 30, 2012. Interest expense for the six months ended June 30, 2013 of $0.4 million remained flat compared to the six months ended June 30, 2012.

Other Expense, Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $0.6 million and $0.9 million in other expense, net, in the three and six months ended June 30, 2013, respectively, as compared to $0.7 million and $0.6 million in other income, net, in the corresponding periods of the prior year. The variations are due to differences among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year.

Income Before Income Taxes. The components of income before income taxes were as follows for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$1,371	$(1,014)	$(1,708)	$(503)
Foreign	2,867	298	3,568	2,090

Income (loss) before income taxes	$4,238	$(716)	$1,860	$1,587

During the quarter ended June 30, 2013, the Company’s United States operations generated a profit of $1.4 million before income taxes as compared to a loss of $1.0 million for the quarter ended June 30, 2012 as a result of revenue growth coupled with controllable costs of sales. The Company’s foreign operations generated income before income taxes of $2.9 million for the quarter ended June 30, 2013 as compared to income of $0.3 million during the quarter ended June 30, 2012. A significant portion of our operating costs are incurred outside the United States and a majority of our foreign affiliates are subject to a cost-plus model which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The positive trend experienced in the Company’s foreign operations’ results from the period ended June 30, 2012 to the period ended June 30, 2013 is the controlled internal costs of sale coupled with revenue growth.

During the six months ended June 30, 2013, the Company’s United States operations generated a loss of $1.7 million before income taxes as compared to a loss of $0.5 million for the six months ended June 30, 2012 as a result of in revenue growth coupled with controllable costs of sales. The Company’s foreign operations generated income before income taxes of $3.6 million for the six months ended June 30, 2013 as compared to income of $2.1 million during the six months ended June 30, 2012. A significant portion of our operating costs are incurred outside the United States and a majority of our foreign affiliates are subject to cost-plus based transfer pricing agreements which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The positive trend experienced in the Company’s foreign operations’ results from the six month period ended June 30, 2012 to the six month period ended June 30, 2013 is the controlled internal costs of sale coupled with revenue growth.

Provision for (Benefit from) Income Taxes The provision for (benefit from) income taxes consists primarily of taxes resulting from profits in foreign jurisdictions, and interest and penalties associated with uncertain tax positions. The tax provision (benefit) increased from $(3.0) million to $0.8 million for the quarter ended June 30, 2013 compared to the same period of the prior year. The tax provision (benefit) increased from $(2.4) million to $1.4 million for the six months ended June 30, 2013 compared to the same six month period in the prior year. The tax provision (benefit) change year over year is primarily due to the foreign profits mixes, which are subject to tax by the foreign jurisdictions due to the treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model, and a deferred benefit related to the release of valuation allowance in 2012, resulting from the deferred tax liability recorded in the purchase price accounting for the PRI acquisition, as well as a tax benefit for the release of certain existing reserves for uncertain tax positions, primarily due to a favorable tax ruling in India.

Liquidity and Capital Resources

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving credit agreement. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of Prime or LIBOR plus 1.75% – 2.50% (at the Company’s discretion), depending on certain conditions. At June 30, 2013, $26.7 million was outstanding with an interest rate of 2.45%. The fair value of debt approximates its current value of $26.7 million as of June 30, 2013. The Company was in compliance with the leverage and fixed charge coverage ratios specified in its revolving credit agreement as well as all other bank covenants as of June 30, 2013.

The following table shows cash and cash equivalents and working capital at June 30, 2013 and at December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$17,642	$25,797
Working capital	51,570	52,182

Lionbridge’s working capital decreased $0.6 million, to $51.6 million at June 30, 2013, as compared to $52.2 million at December 31, 2012 primarily due to a $8.2 million decrease in cash and cash equivalents and increase in current liabilities of $6.4 million offset by an increase of $12.9 million in accounts receivable and unbilled receivables and an increase of $1.1 million in other current assets as compared to December 31, 2012.

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

The following table shows the net cash provided by (used in) operating activities, net cash used in investing activities, and net cash provided by financing activities for the six months ended June 30, 2013 and 2012, respectively (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$160	$2,591
Net cash (used in) investing activities	(4,559)	(13,721)
Net cash (used in) provided by financing activities	(3,781)	6,043

Net cash provided by operating activities was $0.2 million for the six months ended June 30, 2013, as compared to $2.6 million for the corresponding period of 2012. The $0.2 million net cash provided by operating activities was due to a net income of $0.5 million and the addition of non-cash charges of $8.8 million less a decrease of $9.1 million in cash related to changes in operating assets and liabilities. Increases in accounts receivable and unbilled revenues accounted for $14.0 million of this amount, offset by increases in accounts payable, accrued outsourcing, deferred revenue, and accrued expenses and other liabilities. Lionbridge has not experienced any significant trends in accounts receivable and unbilled receivables other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing.

In the six months ended June 30, 2012, net cash provided by operating activities was $2.6 million. Net cash provided by operating activities was due to net income of $4.0 million and the addition of non-cash charges of $8.4 million less a decrease of $9.8 million in cash related to changes in operating assets and liabilities. Increase in accounts receivable and unbilled revenues accounted for $14.6 million of this amount, which was offset by increases in accounts payable, accrued compensation and benefits, accrued outsourcing, and accrued expenses and other liabilities.

Net cash used in investing activities decreased $9.1 million to $4.6 million for the six months ended June 30, 2013, as compared to $13.7 million for the corresponding period of 2012. The investing activities in the six months ended June 30, 2013 was $4.1 million for the purchase of property and equipment (primarily related to capitalized software associated with the development of internal financial systems and enhancements of internal product and leasehold improvements) and $0.4 million for the working capital payment related to the VSI acquisition.

In the six months ended June 30, 2012, net cash used in investing activities was $13.7 million, consisting of $10.4 million, net of cash acquired, for the purchase of PRI and $3.3 million for the purchase of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2013 was $3.8 million, as compared to net cash provided by financing activities for the six months ended June 30, 2012 of $6.0 million, which is a net increase cash outflow related to financing activities of $9.8 million. Net cash used in financing activities consisted of $3.8 million in share repurchases under the Company’s Board of Directors authorized share repurchasing program and $0.6 million in deferred cash consideration payments related to the PRI and VSI acquisitions in 2012 offset by $0.7 million of proceeds from the issuance of common stock under option plans. During the six months ended June 30, 2013, the Company borrowed and repaid $9.6 million on its revolving line of credit.

Net cash provided by financing activities for the six months ended June 30, 2012 was $6.0 million. Net cash provided by financing activities primarily consisted of $10.0 million of proceeds from our long term debt used to fund the PRI acquisition, $46,000 of proceeds from the issuance of common stock under option plans, $3.0 million proceeds from the borrowings on the Company’s revolving line of credit, which were offset by $4.0 million of payments of long term debt and $3.0 million payments on its revolving line of credit.

On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18.0 million over three years. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6.0 million per year, subject to certain market rate conditions. During three months ended June 30, 2013, the Company repurchased approximately 1.3 million common shares for an aggregate purchase price of $3.8 million.

Lionbridge anticipates that its present cash and cash equivalents position and available financing under its Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the at least the next twelve months.

Contractual Obligations

On March 19, 2013, Lionbridge entered into a new lease agreement for the Company’s existing operations in Mumbai, India. The total contractual cash obligation is $7.2 million over the 9 year lease term commencing on October 1, 2013. The expected cash flow of this obligation is $0.2 million in less than one year, $1.4 million in 1 to 3 years, $1.6 million in 3 to 5 years and $4.0 million in more than 5 years.

As of June 30, 2013, except as described in the preceding paragraph, there were no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest and penalties, which have increased the balance of unrecognized tax benefits by $0.3 million during the six months ended June 30, 2013, is $5.6 million.

The Company believes that it is reasonably possible that approximately $1.1 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

New pronouncements issued but not effective until after June 30, 2013 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of June 30, 2013, $26.7 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $65,000 impact on the Company’s interest expense based on the $26.7 million outstanding at June 30, 2013 with an interest rate of 2.45%. Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, 61% and 63% of its costs and expenses for the six-month periods ended June 30, 2013 and 2012, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 17% and 14% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of June 30, 2013 and December 31, 2012, respectively, while 15% and 14% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of June 30, 2013 and December 31, 2012, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $36.2 million and $43.7 million as of June 30, 2013 and December 31, 2012, respectively. The principal foreign currency applicable to the Company’s business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at June 30, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended June 30, 2013, the Company withheld 82,905 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
May 1, 2013 - May 31, 2013	77,945	$2.76
June 1, 2013 - June 30, 2013	4,960	$2.98

Total	82,905	$2.77

In addition, upon the termination of employees during the quarter ended June 30, 2013, 4,063 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended June 30, 2013:

Period	Total Number of Shares Forfeited
April 1, 2013 - April 30, 2013	2,813
May 1, 2013 - May 31, 2013	1,250

Total	4,063

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Description

10.1	Independent Directors’ Compensation Policy, Amended and Restated as of June 28, 2013 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File Number: 000-26933) filed on July 3, 2013, and incorporated herein by reference).

31.1*	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101††	The following financial information from Lionbridge Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the SEC on August 9, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
†	Furnished herewith.
††	As provided in Rule 406T of regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 f the Securities and Exchange Act of 1934.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/s/ DONALD M. MUIR
Donald M. Muir
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: August 9, 2013