Form 10-Q
period 2013-09-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2013-11-12
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2013 was 63,650,623.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,326	$25,797
Accounts receivable, net of allowance of $250 at September 30, 2013 and December 31, 2012	69,018	64,152
Unbilled receivables	27,309	22,127
Other current assets	13,153	11,729

Total current assets	141,806	123,805
Property and equipment, net	20,175	19,430
Assets held for sale	—	727
Goodwill	18,652	18,652
Acquisition-related intangible assets, net	13,696	16,181
Other assets	5,189	5,262

Total assets	$199,518	$184,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,688	$19,897
Accrued compensation and benefits	20,333	14,885
Accrued outsourcing	14,714	11,042
Accrued restructuring	1,407	2,210
Income taxes payable	2,805	3,220
Accrued expenses and other current liabilities	12,353	11,092
Deferred revenue	9,798	9,277

Total current liabilities	83,098	71,623
Long-term debt	26,700	26,700
Deferred income taxes, long-term	1,143	1,143
Other long-term liabilities	14,532	15,010

Total liabilities	125,473	114,476

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 63,749,571 and 64,039,585 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	637	640
Additional paid-in capital	271,910	273,479
Accumulated deficit	(218,132)	(223,644)
Accumulated other comprehensive income	19,630	19,106

Total stockholders’ equity	74,045	69,581

Total liabilities and stockholders’ equity	$199,518	$184,057

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$124,647	$112,070	$361,724	$343,355
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	83,088	76,176	249,223	234,922
Sales and marketing	8,725	7,913	26,997	25,052
General and administrative	20,574	18,990	59,243	57,670
Research and development	1,653	1,358	5,128	4,106
Depreciation and amortization	1,866	1,588	5,513	4,921
Amortization of acquisition-related intangible assets	828	675	2,484	1,700
Restructuring, impairment, and other charges	1,363	241	3,384	7,244

Total operating expenses	118,097	106,941	351,972	335,615

Income from operations	6,550	5,129	9,752	7,740
Interest expense:
Interest on outstanding debt	213	171	660	543
Amortization of deferred financing charges	25	24	75	74
Interest income	41	20	80	58
Other expense, net	66	165	950	805

Income before income taxes	6,287	4,789	8,147	6,376
Provision for (benefit from) income taxes	1,273	700	2,636	(1,683)

Net income	$5,014	$4,089	$5,511	$8,059

Net income per share of common stock:
Basic	$0.08	$0.07	$0.09	$0.14
Diluted	$0.08	$0.07	$0.09	$0.13
Weighted average number of common shares outstanding:
Basic	59,523	59,336	60,461	58,934
Diluted	61,451	61,537	62,006	60,596

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$5,014	$4,089	$5,511	$8,059
Other comprehensive income (loss), net of tax:
Impact to revalue unfunded projected benefit obligation	—	—	—	58
Foreign currency translation adjustment	554	493	524	144

Comprehensive income	$5,568	$4,582	$6,035	$8,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$5,511	$8,059
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	4,961	4,339
Amortization of deferred financing charges	75	74
Depreciation and amortization	5,513	4,921
Amortization of acquisition-related intangible assets	2,484	1,700
Non-cash restructuring, impairment and other charges	292	4,167
Provision for doubtful accounts	150	13
Deferred income taxes	—	(2,952)
Other	(4)	(4)
Changes in operating assets and liabilities:
Accounts receivable	(4,959)	(2,692)
Unbilled receivables	(5,115)	(2,913)
Other current assets	(1,420)	(2,519)
Other assets	(75)	397
Accounts payable	1,663	999
Accrued compensation and benefits	2,996	2,153
Accrued outsourcing	3,637	706
Accrued restructuring	(827)	1,119
Income tax payable	(391)	1,273
Accrued expenses and other liabilities	2,395	(754)
Deferred revenue	487	(2,544)

Net cash provided by operating activities	17,373	15,542

Cash flows from investing activities:
Purchases of property and equipment	(6,470)	(5,553)
Cash paid for acquisitions	(434)	(10,430)

Net cash used in investing activities	(6,904)	(15,983)

Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	9,550	3,000
Payments of borrowings on revolving line of credit	(9,550)	(3,000)
Proceeds from borrowings on long term debt	—	10,000
Payments of borrowings on long term debt	—	(8,000)
Payments for share repurchases	(4,742)	—
Proceeds from issuance of common stock under stock option plans	675	1,162
Payments of deferred acquisition obligations	(647)	—
Payments of capital lease obligations	(26)	(11)

Net cash (used in) provided by financing activities	(4,740)	3,151

Net increase in cash and cash equivalents	5,729	2,710
Effects of exchange rate changes on cash and cash equivalents	800	(199)
Cash and cash equivalents at beginning of period	25,797	25,219

Cash and cash equivalents at end of period	$32,326	$27,730

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Nature of the Business

The accompanying condensed consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, all of a normal recurring nature, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated balance sheet data as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by GAAP for annual financial statements. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Out of Period Adjustments

During the nine months ended September 30, 2013, the Company identified certain out of period immaterial errors related to the calculation of revenue-related discounts, the calculation of the foreign exchange impact of a certain intercompany balance, time and materials revenue calculations for a certain project, and previously unrecorded asset retirement obligations for certain office leases.

The Company corrected the identified error relating to the calculation of revenue-related discounts during the three-month interim period ended December 31, 2012 during the first quarter of 2013, which had the effect of reducing revenue and net income by $0.2 million during the three-month interim period ended March 31, 2013.

The Company corrected the identified error relating to the calculation of foreign exchange impact of a certain intercompany balance during the three-month interim period ended June 30, 2013, which had the effect of overstating other expense, net in the condensed consolidated statements of operations by $0.1 million for the three-month interim period ended June 30, 2013.

The Company corrected the identified error relating to the calculation of time and materials revenue during the three-month interim period ended September 30, 2013, which had the effect of reducing revenue and net income by $0.2 million during the three-month interim period ended September 30, 2013.

The Company corrected the identified error relating to previously unrecorded asset retirement obligations during the three-month interim period ended September 30, 2013, which had the effect of increasing accrued expenses and other current liabilities, increasing general and administrative expenses and decreasing net income by $0.4 million during the three-month interim period ended September 30, 2013. Had the asset retirement obligations been booked in the proper periods, the Company would have booked $0.3 million during the three-month interim period ended September 30, 2007 and $0.1 million during the three-month interim period ended June 30, 2010.

The Company has evaluated these errors and does not believe the amounts are material to any of the periods impacted. The table below summarizes the net impact of the aforementioned adjustments on the condensed and consolidated statement of operations, had they been recorded in the proper period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$217	$(16)	$239	$(43)
General and administrative expenses	$(365)	$—	$(365)	$—
Other expense, net	$—	$101	$(166)	$91
Net income	$582	$(117)	$770	$(134)

2. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Restricted Stock Awards

Lionbridge issued 1,637,500 and 98,568 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2011 Stock Incentive Plan, during the nine month period ended September 30, 2013 representing a fair market value of $6.8 million. Of the total 1,736,068 shares of restricted common stock and restricted stock units issued in the nine month period ended September 30, 2013, 1,305,500 have restrictions on disposition which lapse over four years from the date of grant, 53,568 have restrictions on disposition which lapse over thirteen months from date of grant, and 377,000 shares of restricted common stock were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance-based stock incentive awards under the Corporation’s 2011 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals and records expense accordingly. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee in accordance with the forfeiture table per the grant agreements.

During the nine months ended September 30, 2013, Lionbridge’s Stockholders approved an additional 4.0 million shares for issuance under the Company’s 2011 Stock Incentive Plan.

Stock-based Compensation

The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance of Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation”. Total compensation expense related to stock options, performance-based restricted stock awards and time-based restricted stock awards was $1.7 million and $1.5 million for the three month periods ended September 30, 2013 and 2012, respectively, and $5.0 million and $4.3 million for the nine month periods ended September 30, 2013 and 2012, respectively, classified in the condensed consolidated statements of operations line items as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$23	$22	$69	$88
Sales and marketing	316	297	936	847
General and administrative	1,299	1,208	3,919	3,365
Research and development	13	13	37	39

Total stock-based compensation expense	$1,651	$1,540	$4,961	$4,339

As of September 30, 2013, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.1 million and will be recognized over an estimated weighted “average” period of approximately 2.3 years. Lionbridge currently expects to amortize $8.8 million of unamortized compensation in connection with restricted stock awards outstanding as of September 30, 2013 over an estimated weighted “average” period of approximately 2.3 years.

Share Repurchasing Program

On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6 million per year, subject to certain market rate conditions. During the three and nine months ended September 30, 2013, the Company repurchased approximately 249,000 and 1,564,500 common shares for an aggregate purchase price of $0.8 million and $4.8 million, respectively.

3. UNBILLED RECEIVABLES AND DEFERRED REVENUE

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

Deferred revenue represents billings in excess of revenue recognized for work. Deferred revenue is calculated for each individual project and constitutes a performance obligation for which revenue will be recognized as services are delivered.

4. DEBT

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving credit agreement dated as of December 31, 2006, as the amended to date (the “Credit Agreement”), which was scheduled to expire in December 2011. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of Prime or LIBOR plus 1.75% - 2.50% (at the Company’s discretion), depending on certain conditions. At September 30, 2013, $26.7 million was outstanding with an interest rate of 2.18%. The fair value of debt approximates its current value of $26.7 million as of September 30, 2013. The fair value of the debt would be classified as a Level 2 measurement due to the use of inputs based on similar liabilities in the market. The outstanding debt on the Credit Agreement will be due in full on September 30, 2014. The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of September 30, 2013.

On October 30, 2013 the Company entered into amended and restated the Credit Agreement discussed above. See note 15—Subsequent Events for further details.

5. NET INCOME PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and unvested restricted stock, as determined using the treasury stock method. Shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012, respectively, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average number of shares of common stock outstanding-basic	59,523	59,336	60,461	58,934
Dilutive common stock equivalents relating to options and restricted stock	1,928	2,201	1,545	1,662

Weighted average number of shares of common stock outstanding-diluted	61,451	61,537	62,006	60,596

Options and unvested restricted stock to purchase 2.6 million and 2.1 million shares of common stock for the three-month periods ended September 30, 2013 and 2012, respectively, and 3.8 million and 2.3 million for the nine month periods ended September 30, 2013 and 2012, respectively, were not included in the calculation of diluted net income per share, as their effect would be anti-dilutive.

6. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

During the nine month period ended September 30, 2013, Lionbridge recorded $3.4 million of restructuring and other charges, which included restructuring charges of $2.0 million for workforce reductions in Europe, the Americas and Asia consisting of 18 technical staff, 15 administrative staff and eight sales staff, and $0.2 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. These charges related primarily to the Company’s Global Language and Content (“GLC”) segments. The Company made $3.0 million of cash payments in the nine month period ended September 30, 2013 all of which related primarily to the GLC operating segments. The remaining $1.2 million of other charges recorded in the three months ended September 30, 2013 related to the Company’s engagement in strategic initiatives, a true-up of the deferred acquisition liability fair value from the VSI acquisition and acquisition costs related to the Company’s acquisition of E5 Global Holdings, Inc. on October 2, 2013.

During the nine month period ended September 30, 2012, Lionbridge recorded $7.2 million of restructuring, impairment, and other charges consisting of $2.7 million in restructuring, $4.2 million in long-lived asset impairment and $0.3 million of acquisition related costs. The $2.7 million of restructuring charges recorded in the nine month period ended September 30, 2012 included $2.4 million for workforce reductions in Europe, the Americas and Asia consisting of 32 technical staff and 3 administrative staff, and $0.3 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. The Company made $1.6 million of cash payments in the nine month period ended September 30, 2012 all of which related to the GLC operating segments. The $0.3 million of other charges recorded in the nine months ended September 30, 2012 relate to transaction costs related to the PRI acquisition in June 2012.

The following table summarizes the restructuring accrual activity for the nine months ended September 30, 2013 and 2012, respectively, by category (in thousands):

	2013	2012
Beginning balance, January 1	$3,794	$2,867
Employee severance:
Restructuring charges recorded	1,947	2,434
Cash payments related to liabilities recorded on exit or disposal activities	(2,754)	(1,361)

Net employee severance activity	(807)	1,073

Vacated facility/Lease termination:
Restructuring charges recorded	35	—
Revision of estimated liabilities	248	242
Cash payments related to liabilities recorded on exit or disposal activities	(294)	(288)

Net vacated facility/lease termination activity	(11)	(46)

Ending balance, September 30	$2,976	$3,894

At September 30, 2013, the Company’s condensed consolidated balance sheet includes accruals totaling $3.0 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.4 million of these will be fully paid within twelve months. The remaining $1.6 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

7. INCOME TAXES

The provision for income taxes for the three-month periods ended September 30, 2013 and 2012 was $1.3 million and $0.7 million, respectively. The provision (benefit) for income taxes for the nine-month periods ended September 30, 2013 and 2012 was $2.6 million and $(1.7) million, respectively. The tax provision (benefit) for the three and nine-month periods ended September 30, 2013 consisted primarily of taxes on income in foreign jurisdictions, interest, and penalties recorded in relation to the Company’s uncertain tax positions. The tax provision for (benefit from) the three and nine month periods ended September 30, 2012 consisted primarily of taxes on income in foreign jurisdictions, a deferred tax benefit related to the release of valuation allowance resulting from the deferred tax liability recorded in purchase price accounting for the Productive Resources, LLC (“PRI”) acquisition, as well as a tax benefit for the release of certain existing reserves for uncertain tax positions, primarily due to a favorable tax ruling in India. The tax provision change year over year is primarily due to the change in the mix of profits in foreign jurisdictions which are subject to tax, a deferred tax benefit related to the release of valuation allowance in 2012 resulting from the PRI acquisition, and a tax benefit for the release of certain existing reserves for uncertain tax positions.

The balance of unrecognized tax benefits at September 30, 2013, not including interest and penalties, was $4.1 million, which, if recognized, would affect the effective income tax rate in future periods. Lionbridge also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At September 30, 2013, Lionbridge had approximately $1.7 million of interest and penalties accrued related to unrecognized tax benefits.

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

At September 30, 2013, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely. Determination of the potential deferred income tax liability on these unrepatriated earnings is not practicable.

Lionbridge’s management has evaluated the positive and negative evidence as it relates to the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered Lionbridge’s history of losses and concluded that, with the exception of certain foreign tax jurisdictions, it is more-likely-than-not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been maintained against those tax assets. As a result, no income tax benefit has been recorded for the losses incurred in the U.S. and certain foreign jurisdictions during the nine-month period ended September 30, 2013.

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

Interpretation—this segment includes interpretation services for government and business organizations that require experienced linguists to facilitate communication. Lionbridge provides interpretation communication services in more than 360 languages and dialects, including on-site interpretation, over-the-phone interpretation and interpreter testing, training, and assessment services.

The Company’s internal reporting does not include the allocation of certain expenses to the operating segments but instead includes those other expenses in unallocated corporate and other expense. Unallocated expenses primarily include corporate expenses, such as interest expense, restructuring, impairment, foreign exchange gains and losses and governance expenses, as well as finance, information technology, human resources, legal, treasury and marketing expenses. The Company determines whether a cost is charged to a particular business segment or is retained as an unallocated cost based on whether the cost relates to a corporate function or to a direct expense associated with the particular business segment. For example, corporate finance, corporate information technology and corporate human resource expenses are unallocated, whereas operating segment finance, information technology and human resource expenses are charged to the applicable operating segment.

The table below presents information about the Company’s segment data for the three and nine month periods ended September 30, 2013 and 2012 (in thousands). Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GDT	Interpretation	Corporate and Other	Total
Three Months Ended September 30, 2013
External revenue	$84,398	$34,810	$5,439	$—	$124,647
Cost of revenue (exclusive of depreciation and amortization)	54,170	24,309	4,609	—	83,088
Depreciation and amortization including acquisition-related intangible assets	1,257	787	8	642	2,694
Other operating expenses	18,671	4,547	341	—	23,559

Segment contribution	10,300	5,167	481	(642)	15,306
Interest expense and other unallocated items	—	—	—	(9,019)	(9,019)

Income (loss) before income taxes	10,300	5,167	481	(9,661)	6,287
Provision for income taxes	—	—	—	1,273	1,273

Net income (loss)	$10,300	$5,167	$481	$(10,934)	$5,014

Three Months Ended September 30, 2012
External revenue	$78,451	$28,054	$5,565	$—	$112,070
Cost of revenue (exclusive of depreciation and amortization)	52,188	19,283	4,705	—	76,176
Depreciation and amortization including acquisition-related intangible assets	1,188	430	7	638	2,263
Other operating expenses	17,511	3,667	480	—	21,658

Segment contribution	7,564	4,674	373	(638)	11,973
Interest expense and other unallocated items	—	—	—	(7,184)	(7,184)

Income (loss) before income taxes	7,564	4,674	373	(7,822)	4,789
Provision for income taxes	—	—	—	700	700

Net income (loss)	$7,564	$4,674	$373	$(8,522)	$4,089

Nine Months Ended September 30, 2013
External revenue	$237,226	$107,169	$17,329	$—	$361,724
Cost of revenue (exclusive of depreciation and amortization)	160,643	74,247	14,333	—	249,223
Depreciation and amortization including acquisition-related intangible assets	3,857	2,313	24	1,803	7,997
Other operating expenses	56,341	13,645	1,331	—	71,317

Segment contribution	16,385	16,964	1,641	(1,803)	33,187
Interest expense and other unallocated items	—	—	—	(25,040)	(25,040)

Income (loss) before income taxes	16,385	16,964	1,641	(26,843)	8,147
Provision for income taxes	—	—	—	2,636	2,636

Net income (loss)	$16,385	$16,964	$1,641	$(29,479)	$5,511

Nine Months Ended September 30, 2012
External revenue	$239,073	$86,700	$17,582	$—	$343,355
Cost of revenue (exclusive of depreciation and amortization)	159,962	60,281	14,679	—	234,922
Depreciation and amortization including acquisition-related intangible assets	3,404	1,244	20	1,953	6,621
Other operating expenses	54,545	11,206	1,443	—	67,194

Segment contribution	21,162	13,969	1,440	(1,953)	34,618
Interest expense and other unallocated items	—	—	—	(28,242)	(28,242)

Income (loss) before income taxes	21,162	13,969	1,440	(30,195)	6,376
Benefit from income taxes	—	—	—	(1,683)	(1,683)

Net income (loss)	$21,162	$13,969	$1,440	$(28,512)	$8,059

9. GOODWILL, ACQUISITION-RELATED INTANGIBLE ASSETS, AND OTHER LONG LIVED ASSETS

Lionbridge assesses the impairment of goodwill and acquisition-related intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2012, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for the year ended December 31, 2012. There were no events or changes in circumstances during the nine months ended September 30, 2013 which indicated that an assessment of the impairment of goodwill and acquisition-related intangible assets was required.

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

During the three months ended June 30, 2012, Lionbridge determined that two events triggered an evaluation of long-lived assets under ASC 360 resulting in an aggregate impairment charge of $4.1 million. The first event involved certain software license and capitalized development costs in the amount of $3.9 million associated with the expected cash flows from the Company’s RTTS License following the Company’s decision to integrate the Microsoft Translator machine translation engine in its GeoFluent cloud-based real-time translation offering in place of the machine translation technology obtained through the RTTS License for certain language models. As the Company determined that the undiscounted cash flows associated with the RTTS License were lower than the carrying value, the RTTS License was written down to its estimated fair value of zero and a $3.9 million impairment charge was recorded. The second event related to the decision during the three months ended June 30, 2012 to offer for sale certain real property of the Company located in Wuppertal, Germany. The real property was recorded at fair value less selling costs, resulting in a $0.2 million impairment charge.

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

The following table summarizes acquisition-related intangible assets at September 30, 2013 and December 31, 2012, respectively (in thousands).

	September 30, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
Acquired customer relationships	$39,090	$(28,914)	$10,176	$39,090	$(27,005)	$12,085
Acquired customer contracts	14,000	(14,000)	—	14,000	(14,000)	—
Acquired technology	5,117	(2,692)	2,425	5,117	(2,354)	2,763
Non-compete agreements	1,450	(378)	1,072	1,450	(155)	1,295
Acquired trademark	40	(17)	23	40	(2)	38

	$59,697	$(46,001)	$13,696	$59,697	$(43,516)	$16,181

Lionbridge currently expects to amortize the following remaining amounts of intangible assets held at September 30, 2013 in the fiscal periods as follows (in thousands):

Year ending December 31,
2013	$828
2014	2,995
2015	2,339
2016	2,146
2017	1,534
2018 and thereafter	3,854

$13,696

10. ACQUISITIONS

Productive Resources, LLC

On June 1, 2012, the Company acquired PRI for $10.5 million in cash (including the effect of working capital adjustments) and deferred payments totaling $2.0 million that are payable in three annual payments starting on the first anniversary of the acquisition date. During the three months ended June 30, 2013, the Company paid the first annual installment payment of $0.5 million. PRI is a provider of outsourced technical engineering, documentation and drafting solutions. PRI is included in the Company’s GLC operating segment. PRI provides Lionbridge with operations in the Midwestern region of the United States and long-standing relationships with clients in the manufacturing sector. The acquisition also expands the Company’s delivery model for addressing all aspects of client’s global content lifecycle, including drafting, illustration, documentation, translation and support. The Company recorded a measurement period adjustment of $0.2 million to benefit from income taxes in the condensed consolidated statements of operations for the three and nine month period ended September 30, 2012 in connection with the acquisition of PRI in June 2012. This adjustment was presented retrospectively in the condensed and consolidated statements of operations for the three and nine month period ended September 30, 2012 in accordance with ASC 805, “Business Combinations”.

The Company has recorded revenue of $2.8 million and $8.3 million for the three and nine months ended September 30, 2013 related to PRI, respectively. The Company recorded revenue of $2.7 million and $3.5 million for the three and nine months ended September 30, 2012 related to PRI, respectively.

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

The Company paid $3.4 million in cash upon closing, $1.0 million of deferred cash consideration, and a $3.0 million earn-out potential payable in cash over the course of three years for the acquisition of VSI. The purchase price and goodwill is subject to change upon settlement of post-closing adjustments related to the working capital payment which was completed during December 2012 and the Company paid $0.4 million in January 2013. Using a discounted cash flow method, the Company recorded an estimated liability related to the earn-out of $1.5 million as of the acquisition date and as of

December 31, 2012. The Company will continue to assess the probability that the conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. For the three and nine months ended September 30, 2013, the Company recorded an additional $0.1 million and $0.3 million, respectively, based on its evaluation of the probability assumptions, which is included in restructuring, impairment and other charges in the condensed consolidated statements of operations.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge made available for sale certain real property in Germany and following guidance in ASC 360, the asset was recorded at its fair value, less selling cost. As of December 31, 2012, the real property was recorded at fair value of $0.7 million. The fair value was determined through its actual sales price, which was paid by the customer in December 2012 but title did not pass until January 1, 2013. The Company did not have any financial assets and liabilities at September 30, 2013 designated as Level 1.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Lionbridge’s Level 2 assets and liabilities have historically been an interest rate swap and foreign exchange forward contracts whose fair value were determined using pricing models predicated upon observable market spot and forward rates. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings as other (income) expense. The Company did not have any foreign exchange forward contracts outstanding at either September 30, 2013 or December 31, 2012. Lionbridge does not have any financial assets and liabilities as of September 30, 2013 or December 31, 2012 designated as Level 2.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge has contingent consideration assumed as a result of the VSI acquisition. As of September 30, 2013 and December 31, 2012, the contingent consideration of $1.8 million and $1.5 million, respectively, was designated as Level 3. The Company’s contingent purchase consideration is valued by probability weighting expected payment scenarios and then applying a discount, based on the present value of the future cash flow streams. This liability is classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management. The Company determined a probability weighting that is weighted towards VSI achieving the revenue target at the time of acquisition and the discount rate of 17% is based on the company’s weighted average cost of capital which is then adjusted for the time value of money. The probability weighting has been adjusted during the nine months ended September 30, 2013 as the actual results provide the Company with more reliable information to weight the probability scenarios. This adjustment resulted in a $0.3 million increase to the contingent consideration during the nine months ended September 30th, 2013. The actual results have been consistent with the original assumptions. The discount rate and factor have remained consistent during the nine months ended September 30, 2013. The Company believes that any probable changes during future periods to these assumptions will not have a material effect on the contingent considerations.

12. RECENT ACCOUNTING PRONOUNCEMENTS

New pronouncements issued but not effective until after September 30, 2013 are not expected to have a material impact on our financial position, results of operations or liquidity.

13. OTHER CURRENT ASSETS, OTHER ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND OTHER LONG-TERM LIABILITIES

The follow table presents the components of selected balance sheet items as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Other current assets:
Deferred project costs	$2,609	$2,885
Prepaid income tax	2,543	2,251
Other prepaid expenses	3,891	2,649
Deferred tax asset, short-term	1,442	1,442
Other current assets	2,668	2,502

Total other current assets	$13,153	$11,729

Other accrued expenses and other current liabilities:
Accrued acquisition payments	$1,883	$2,108
Accrued volume discounts	1,461	1,051
Other accrued expenses	6,758	5,007
Deferred tax liability, short-term	539	539
Deposit received on asset held for sale	—	727
Other current liabilities	1,712	1,660

Total other accrued expenses and other current liabilities	$12,353	$11,092

Other long-term liabilities:
Pension obligations, long-term portion	$2,538	$3,162
Accrued acquisition payments, long-term portion	2,135	2,691
Accrued income tax uncertainties	5,469	4,975
Accrued restructuring, long-term portion	1,569	1,584
Other	2,821	2,598

Total other long-term liabilities	$14,532	$15,010

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of the following at September 30, 2013 and December 31, 2012, respectively (in thousands):

	September 30, 2013	December 31, 2012
Cumulative foreign currency translation adjustments	$19,324	$18,799
Unfunded projected benefit obligation	306	307

Accumulative other comprehensive income	$19,630	$19,106

15. SUBSEQUENT EVENTS

On October 2, 2013, the Company acquired 100% of the outstanding shares of E5 Global Holdings, Inc. (“E5”), a U.S.-based privately-held provider of application testing solutions with a track record of providing secure, high-quality testing services using a China-based delivery model. The Company acquired E5 to expand its presence in China, meet growing demand for integrated offshore solutions and access E5’s long-standing relationships with clients in the hospitality and travel industry. The Company made an initial cash payment of approximately $1.4 million at closing with an additional $0.2 million of deferred purchase consideration on the first anniversary of the closing date. Under the terms of the purchase agreement, the former owners of E5 will be eligible to receive additional cash consideration of up to $2.1 million, contingent on the fulfillment of certain revenue based financial conditions during the two years ending September 30, 2015. The transaction will be accounted for as a business combination using the acquisition method. Due to the timing of this acquisition, certain disclosures, including the preliminary allocation of the purchase price, have been omitted from this Quarterly Report on Form 10-Q because the initial accounting for the business combination was incomplete as of the filing date.

On October 30, 2013, the Company amended and restated the Credit Agreement with HSBC Bank, as Administrative Agent and a lender, and a syndicate of other lenders (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes a $65 million senior secured revolving credit facility, which includes a $10 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing-line loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $35 million, dependent upon certain conditions. The interest rates are in the range of Prime Rate plus 0.25% - 1.00% or LIBOR plus 1.25% - 2.00% (at the Company’s discretion), depending on certain conditions. This facility expires on October 30, 2018, after which time the Company may need to secure new financing. The Company cannot assure that it will be able to secure new financing, or financing on terms that are acceptable.

The Company is required to maintained leverage and fixed charge coverage ratios and to comply with other covenants in the Amended and Restated Credit Agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. As of October 30, 2013, the Company has $27 million outstanding amounts under the Amended and Restated Credit Agreement.

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

Lionbridge also offers telephonic, on-site and simultaneous interpretation services in over 360 languages to federal, state and local government agencies, businesses and healthcare organizations that require experienced linguists to facilitate communication. Through its network of qualified interpreters, Lionbridge identifies and deploys interpreters with the required combination of language skills, subject matter expertise and professional interpretation experience.

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

For the nine month period ended September 30, 2013, Lionbridge’s income from operations was $9.8 million, with a net income of $5.5 million. For the nine month period ended September 30, 2012, Lionbridge’s income from operations was $7.7 million, with a net income of $8.1 million. As of September 30, 2013, the Company had an accumulated deficit of $218.1 million.

A significant portion of Lionbridge’s cost of revenue and general and administrative expenses are recorded in entities which utilize the Euro or other currencies as their functional currency, while the majority of its revenues are recorded in U.S. Dollars. As such, certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro and other currencies. The average value of the U.S. Dollar relative to the Euro weakened from the quarter ended September 30, 2012 to the quarter ended September 30, 2013, and weakened from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. The foreign currency translation impact on our results is described in further detail under the “Results of Operations” section below.

Critical Accounting Policies and Estimates

Lionbridge has identified the policies which are critical to understanding its business and results of operations. There have been no significant changes during the nine months ended September 30, 2013 to the items disclosed as the critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

During the first quarter of 2013, Lionbridge adopted the authoritative guidance in FASB ASU 2011-05 and has presented a separate Condensed Consolidated Statement of Comprehensive Income. Total comprehensive income consists of net income, the net change in foreign currency translation adjustment, and the impact of revaluations of unfunded projected benefit obligations.

Results of Operations

The following table sets forth for the periods indicated certain unaudited condensed consolidated financial data as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	66.7	68.0	68.9	68.4
Sales and marketing	7.0	7.1	7.5	7.3
General and administrative	16.5	16.9	16.4	16.8
Research and development	1.3	1.2	1.4	1.2
Depreciation and amortization	1.5	1.4	1.5	1.4
Amortization of acquisition-related intangible assets	0.7	0.6	0.7	0.5
Restructuring, impairment and other charges	1.0	0.2	0.8	2.1

Total operating expenses	94.7	95.4	97.2	97.7

Income from operations	5.3	4.6	2.8	2.3
Interest expense:
Interest on outstanding debt	0.2	0.2	0.2	0.2
Amortization of deferred financing costs	—	—	0.1	—
Interest income	—	—	0.1	—
Other expense, net	0.1	0.1	0.3	0.2

Income before income taxes	5.0	4.3	2.3	1.9
Provision for (benefit from) income taxes	1.0	0.7	0.7	(0.5)

Net income	4.0%	3.6%	1.6%	2.4%

Revenue. The following table shows GLC, GDT, and Interpretation revenues in dollars and as a percentage of total revenue for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
GLC	$84,398	68%	$78,451	70%	$237,226	65%	$239,073	70%
GDT	34,810	28%	28,054	25%	107,169	30%	86,700	25%
Interpretation	5,439	4%	5,565	5%	17,329	5%	17,582	5%

Total revenue	$124,647	100%	$112,070	100%	$361,724	100%	$343,355	100%

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

Revenue for the quarter ended September 30, 2013 was $124.6 million, an increase of $12.6 million, or 11.2%, from $112.1 million for the quarter ended September 30, 2012. This period-over-period increase in total revenue was due to and a $5.9 million growth in the GLC segment and a $6.8 million growth in the GDT segment, partially offset by a $0.1 million decrease in the Interpretation segment. The $5.9 million increase in the GLC segment includes a favorable currency translation impact of approximately $0.9 million, primarily attributable to the weakening of the U.S. Dollar versus the Euro. Lionbridge conducts a large portion of its business in international markets. Approximately 31.9% of its revenue for the quarter ended September 30, 2013 was denominated in foreign currencies, primarily the Euro, as compared to approximately 34.0% for the quarter ended September 30, 2012. A fluctuation in foreign currency exchange rates primarily affects the GLC segment.

Revenue from the Company’s GLC segment increased $5.9 million, or 7.6%, to $84.4 million for the quarter ended September 30, 2013 from $78.5 million for the quarter ended September 30, 2012, as the result of increased volume of projects from certain existing clients and a favorable currency translation impact of approximately $0.9 million attributable to the weakening of the U.S. Dollar versus the Euro from the quarter ended September 30, 2012 to the quarter ended September 30, 2013.

Revenue from the Company’s GDT segment increased $6.8 million, or 24.1%, to $34.8 million for the quarter ended September 30, 2013 from $28.1 million for the quarter ended September 30, 2012, primarily related to a large multi-year program with an existing client. Revenue in the GDT segment is not materially affected by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation segment decreased $0.1 million, or 2.3%, to $5.4 million from $5.5 million due to slightly decreased volume from existing clients as a result of the negative impact of federal government sequestration. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

Revenue for the nine months ended September 30, 2013 was $361.7 million, an increase of $18.4 million, or 5.3%, from $343.4 million for the nine months ended September 30, 2012. This period-over-period increase in total revenue was due to $20.5 million of growth in the GDT segment, partially offset by a $1.8 million decrease in the GLC segment and a $0.3 million decrease in the Interpretation segment. The increase in revenue includes a favorable currency translation impact of approximately $0.5 million, as the U.S. Dollar weakened against the Euro compared to the corresponding nine months of the prior year. Lionbridge conducts a large portion of its business in international markets. Approximately 31.5% of its revenue for the nine months ended September 30, 2013 was denominated in foreign currencies, primarily the Euro, as compared to approximately 35.2% for the nine months ended September 30, 2012. A fluctuation in foreign currency exchange rates primarily affects the GLC segment.

Revenue from the Company’s GLC segment decreased $1.8 million, or 0.8%, to $237.3 million for the nine months ended September 30, 2013 from $239.1 million for the nine months ended September 30, 2012, as the result of lower volume of projects from certain clients early in the year, being partially offset by $4.9 million of incremental revenue from the acquisition of PRI, which was acquired on June 1, 2012, and approximately $0.6 million favorable currency impact as the U.S. Dollar weakened versus the Euro from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. While the Company experienced lower than anticipated spend from several product translation clients in its GLC segment in the first quarter of 2013, the Company’s GLC business improved in the second and third quarters of 2013, as demand for the Company’s translation services increased.

Revenue from the Company’s GDT segment increased $20.5 million, or 23.6%, to $107.2 million for the nine months ended September 30, 2013 from $86.7 million for the nine months ended September 30, 2012, primarily related to a large multi-year program with an existing client. Revenue in the GDT segment is not materially affected by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation segment decreased $0.3 million, or 1.4%, to $17.3 million from $17.6 million due to slightly decreased volume from existing customers as a result of the negative impact of federal government sequestration. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation and testing services provided by third parties as well as salaries and associated employer taxes and employee benefits for personnel related to client engagements. The following table shows GLC, GDT and Interpretation cost of revenues, the percentage change from the three and nine month period of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands except for percentages):

	Three Months Ended September 30,		% Change Q3 13 to Q3 12	Nine Months Ended September 30		% Change Q3 13 to Q3 12
	2013	2012		2013	2012
GLC:
Cost of revenue	$54,170	$52,188	3.8%	$160,643	$159,962	0.4%
Percentage of revenue	64.2%	66.5%		67.7%	66.9%
GDT:
Cost of revenue	24,309	19,283	26.1%	74,247	60,281	23.2%
Percentage of revenue	69.8%	68.7%		69.3%	69.5%
Interpretation:
Cost of revenue	4,609	4,705	-2.0%	14,333	14,679	-2.4%
Percentage of revenue	84.7%	84.5%		82.7%	83.5%

Total cost of revenue	$83,088	$76,176	9.1%	$249,223	$234,922	6.1%

Percentage of revenue	66.7%	68.0%		68.9%	68.4%

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

For the quarter ended September 30, 2013, cost of revenue increased $6.9 million, or 9.1%, to $83.1 million as compared to $76.2 million for the corresponding period of the prior year. The increase is attributable to a $4.6 million or 12% increase in variable outsourcing costs to support the 11.2% growth in revenue over the same period, a $2.3 million or 6% increase in employee-related costs and a $0.4 million unfavorable foreign currency translation impact as a result of the weakening of the U.S. Dollar against the Euro, partially offset by a $0.4 million decrease in other costs.

For the quarter ended September 30, 2013, as a percentage of revenue, cost of revenue decreased to 66.7% as compared to 68.0% for the quarter ended September 30, 2012. This favorable decrease was primarily the result of higher project volumes and improved work mix within the GLC segment.

For the quarter ended September 30, 2013, GLC cost of revenue increased by $2.0 million, or 3.8%, to $54.2 million as compared to $52.2 million for the corresponding period of the prior year. This was primarily attributable to a $1.0 million or 4% increase in employee-related costs, an $0.8 million or 3% increase in variable outsourcing costs attributable to higher volume and a $0.4 million unfavorable foreign currency translation impact as a result of the weakening of the U.S. Dollar against the Euro, partially offset by a $0.2 million decrease in other costs.

For the quarter ended September 30, 2013, cost of revenue as a percentage of revenue in the Company’s GLC segment decreased to 64.2% as compared to 66.5% for the quarter ended September 30, 2012, primarily as a result of increased revenue volumes.

For the quarter ended September 30, 2013, GDT cost of revenue increased $5.0 million, or 26.1%, to $24.3 million as compared to $19.3 million for the corresponding period of the prior year. This cost of revenue increase was to support the increase in revenue from the aforementioned large multi-year program. Cost of revenue in the GDT segment was not materially impacted by foreign currency translation.

For the quarter ended September 30, 2013, cost of revenue as a percentage of revenue in the Company’s GDT segment increased to 69.8% as compared to 68.7% for the quarter ended September 30, 2012. Management does not consider this a material change.

For the quarter ended September 30, 2013, Interpretation cost of revenue decreased $0.1 million, or 2.0%, to $4.6 million as compared to $4.7 million in the corresponding period of the prior year, primarily due to $0.1 million decreased variable third party outsourcing costs. This decrease in outsourcing costs was a result of the $0.1 million decrease in revenue and due to the decrease in sequestration. The Company’s Interpretation segment is not materially impacted by foreign currency exchange rate fluctuations.

For the quarter ended September 30, 2013, cost of revenue as a percentage of revenue in the Company’s Interpretation segment increased slightly to 84.7% as compared to 84.5% for the quarter ended September 30, 2012. Management does not consider this a material change.

Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

For the nine months ended September 30, 2013, cost of revenue increased $14.3 million, or 6.1%, to $249.2 million as compared to $234.9 million for the corresponding period of the prior year. The increase is attributable to a $9.1 million or 8% increase employee-related costs and a $5.9 million or 5% increase in variable outsourcing costs, partially offset by a $0.7 million decrease in other costs.

For the nine months ended September 30, 2013, as a percentage of revenue, cost of revenue increased to 68.9% as compared to 68.4% for the nine months ended September 30, 2012. This increase was primarily the result of a decrease in revenue volume in the GLC segment early in the year coupled with an increase in internal cost of sales in the GLC segment.

For the nine months ended September 30, 2013, GLC cost of revenue increased by $0.7 million, or 0.4%, to $160.6 million as compared to $160.0 million for the corresponding period of the prior year. This increase was primarily attributable to a $6.5 million or 9% increase in employee-related costs associated with the Company’s 2012 acquisition on PRI, being partially offset by a $5.4 million decrease in variable outsourcing costs associated with the decrease in project volume and a decrease in other costs of $0.4 million.

For the nine months ended September 30, 2013, cost of revenue as a percentage of revenue in the Company’s GLC segment increased to 67.7% as compared to 66.9% for the nine months ended September 30, 2012. This increase was primarily the result of increased employee compensation and related benefit costs and lower revenue volume, partially offset by a decrease in variable outsourcing costs commensurate with the decrease in the GLC segment’s revenue.

For the nine months ended September 30, 2013, GDT cost of revenue increased $14.0 million, or 23.2%, to $74.2 million as compared to $60.3 million for the corresponding period of the prior year. This increase was to support the increase in revenue from the aforementioned large multi-year program. Cost of revenue in the GDT segment was not materially impacted by foreign currency translation.

For the nine months ended September 30, 2013, cost of revenue as a percentage of revenue in the Company’s GDT segment decreased to 69.3% as compared to 69.5% for the nine months ended September 30, 2012. This favorable decrease in the cost of revenue as a percentage of revenue is, primarily the result of the increase in revenue related to the aforementioned large multi-year program with an existing client that is more dependent on variable labor.

For the nine months ended September 30, 2013, Interpretation cost of revenue decreased $0.3 million, or 2.4%, to $14.3 million from $14.7 million in the corresponding period of the prior year, primarily due to $0.3 million decreased variable third party outsourcing costs. This decrease in outsourcing costs was a result of the $0.3 million decrease in revenue and due to the more favorable mix of telephonic interpretation versus on-site interpretation. The Company’s Interpretation segment is not materially impacted by foreign currency exchange rate fluctuations.

For the nine months ended September 30, 2013, cost of revenue as a percentage of revenue in the Company’s Interpretation segment decreased to 82.7% as compared to 83.5% for the nine months ended September 30, 2012 and due to the more favorable mix of telephonic interpretation versus on-site interpretation.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employer taxes and employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three and nine month period of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total sales and marketing expenses	$8,725	$7,913	$26,997	$25,052
Increase from prior year	812		1,945
Percentage of revenue	7.0%	7.1%	7.5%	7.3%

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

Sales and marketing expenses increased $0.8 million, or 10.3%, for the three months ended September 30, 2013 as compared to the corresponding period of 2012. As a percentage of revenue, sales and marketing expenses decreased slightly to 7.0% for the three months ended September 30, 2013 as compared to 7.1% for the three months ended September 30, 2012. The Company anticipates sales and marketing expenses to increase to between 7.5% and 8.0% of revenue in future periods.

Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

Sales and marketing expenses increased $1.9 million, or 7.8%, for the nine months ended September 30, 2013 as compared to the corresponding period of 2012. As a percentage of revenue, sales and marketing expenses increased to 7.5% for the nine months ended September 30, 2013 as compared to 7.3% for the nine months ended September 30, 2012. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, we identified certain out-of-period adjustments in Q4 2012 related to sales commission expense, resulting in an understatement of sales and marketing expense for the nine months ended September 30, 2012 of $0.6 million, which was considered immaterial. Sales and marking expense would have been $25.6 million or 7.5% of revenue for the nine months ended September 30, 2012 had the $0.6 million been recorded during the nine months ended September 30, 2012.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employer taxes and employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three and nine month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total general and administrative expenses	$20,574	$18,990	$59,243	$57,670
Increase from prior year	1,584		1,573
Percentage of revenue	16.5%	16.9%	16.4%	16.8%

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

General and administrative expenses increased $1.6 million, or 8.3%, for the three months ended September 30, 2013 as compared to the corresponding period of 2012. This increase includes a $0.4 million of out-of-period adjustments for asset retirement obligations on certain office leases and approximately $0.7 million of various other non-recurring charges. As a percentage of revenue, general and administrative expenses decreased to 16.5% for the three months ended September 30, 2013, as compared to 16.9% for the same period of the prior year as a result of leveraging fixed costs over a $12.6 million increase in revenue.

Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

General and administrative expenses increased $1.6 million, or 2.7%, for the nine months ended September 30, 2013 as compared to the corresponding period of 2012. As a percentage of revenue, general and administrative expenses decreased to 16.4% for the nine months ended September 30, 2013, as compared to 16.8% for the same period of the prior year. This decrease is primarily associated with the $18.4 million increase in revenue for the nine months ended September 30, 2013, as compared to the corresponding period of the prior year.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform, its Translation Workspace™ SaaS-based offering and its customizable real-time automated machine translation technology known as GeoFluent. The cost consists primarily of salaries and associated employer taxes and employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three and nine month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total research and development expense	$1,653	$1,358	$5,128	$4,106
Increase from prior year	295		1,022
Percentage of revenue	1.3%	1.2%	1.4%	1.2%

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

Research and development expenses increased $0.3 million, or 21.7%, for the three months ended September 30, 2013 as compared to the corresponding period of 2012. This increase is primarily attributable to a $0.2 million in employee compensation and benefits of certain personnel, whose functions and activities shifted from primarily general and administrative in 2012 to primarily research and development in 2013. For comparative purposes, the fourth quarter of 2013 is expected to be approximately $0.2 million higher than the corresponding period in 2012 due to the aforementioned personnel reclassification.

Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

Research and development expenses increased $1.0 million, or 24.9%, for the nine months ended September 30, 2013 as compared to the corresponding period of 2012. This increase is primarily attributable to a $0.6 million in employee compensation and benefits of certain personnel, whose functions and activities shifted from primarily general and administrative in 2012 to primarily research and development in 2013, and $0.1 million of non-recurring charges for certain employer tax-related accruals during the second quarter. For comparative purposes, the fourth quarter of 2013 is expected to be approximately $0.2 million higher than the corresponding period in 2012 due to the aforementioned personnel reclassification.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three and nine month periods of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total depreciation and amortization expense	$1,866	$1,588	$5,513	$4,921
Increase from prior year	278		592
Percentage of revenue	1.5%	1.4%	1.5%	1.4%

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

Depreciation and amortization expense increased by $0.3 million for the three months ended September 30, 2013 as compared to the corresponding period of 2012. This increase is primarily the result of the depreciation of increased investment in internal and external capitalized costs for the Company’s web-based hosted management technology platform, internally developed software projects, its Translation Workspace SaaS-based offering and its customizable real-time automated machine translation technology known as GeoFluent. Depreciation and amortization expense was not materially impacted by fluctuations in foreign currency exchange rates period-over-period.

Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

Depreciation and amortization expense increased by $0.6 million for the nine months ended September 30, 2013 as compared to the corresponding period of 2012. This increase is primarily the result of the depreciation of increased investment in internal and external capitalized costs for the Company’s web-based hosted management technology platform, internally developed software projects, its Translation Workspace SaaS-based offering and its customizable real-time automated machine translation technology known as GeoFluent. Depreciation and amortization expense was not materially impacted by fluctuations in foreign currency exchange rates period-over-period.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three and nine months ended September 30, 2013 of $0.8 million and $2.5 million, respectively, relates to the amortization of identifiable intangible assets acquired from Bowne Global Solutions (“BGS”), Productive Resources, LLC (“PRI”) and Virtual Solutions Inc. (“VSI”). Amortization expense for the three and nine months ended September 30, 2012 of $0.7 million and $1.7 million, respectively, relates to the amortization of identifiable intangible assets acquired from BGS in 2005 and PRI in 2012.

Restructuring, Impairment and Other Charges. Restructuring, impairment and other charges were $1.4 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively. The $1.1 million of restructuring charges recorded in the three months ended September 30, 2013 included $1.0 million for workforce reductions in Europe consisting of six technical staff and eight administrative staff and $0.1 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. All of these charges related to the Company’s GLC segment. The remaining $0.3 million of other charges recorded in the three months ended September 30, 2013 relate to the Company’s engagement in strategic initiatives and a true-up of the deferred acquisition liability fair value from the VSI acquisition.

The $0.2 million of restructuring charges recorded in the three months ended September 30, 2012 included $0.1 million for workforce reductions in Europe, the Americas and Asia consisting of two technical staff and $0.1 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. All of these charges related to the GLC segment.

During the nine month period ended September 30, 2013 and 2012, Lionbridge recorded $3.4 million and $7.2 million, respectively, of restructuring, impairment and other charges. The $2.2 million of restructuring charges recorded in the nine month period ended September 30, 2013 included $2.0 million for workforce reductions in Europe, the Americas and Asia consisting of 18 technical staff, 15 administrative staff and eight sales staff and $0.2 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. All these charges related to the Company’s GLC segment. The remaining $1.2 million of other charges recorded in the three months ended September 30, 2013 related to the Company’s engagement in strategic initiatives, a true-up of the deferred acquisition liability fair value from the VSI acquisition and acquisition costs related to the Company’s acquisition of E5 Global Holdings, Inc. on October 2, 2013.

During the nine month period ended September 30, 2012, Lionbridge recorded $7.2 million of restructuring, impairment, and other charges. The $2.7 million of restructuring charges recorded in the nine month period ended September 30, 2012 included $2.4 million for workforce reductions in Europe, the Americas and Asia consisting of 32 technical staff and three administrative staff, and $0.3 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. During the nine months ended September 30, 2012, the Company recorded an impairment charge of $4.2 million related to the RTTS License and certain real property of the Company located in Wuppertal, Germany. The remaining $0.3 million of other charges recorded in the nine months ended September 30, 2012 relate to transaction costs related to the PRI acquisition in June 2012.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the three months ended September 30, 2013 of $0.2 million remained flat compared to the three months ended September 30, 2012. Interest expense for the nine months ended September 30, 2013 increased $0.1 million, to $0.7 million, as compared to the nine months ended September 30, 2012.

Other Expense, Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized $0.1 million and $1.0 million in other expense, net, in the three and nine months ended September 30, 2013, respectively, as compared to $0.2 million and $0.8 million in other income, net, in the corresponding periods of the prior year. The variations are due to differences among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year.

Income Before Income Taxes. The components of income before income taxes were as follows for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

United States	2,915	3,133	1,207	2,630

Foreign	3,372	1,656	6,940	3,746

Income (loss) before income taxes	6,287	4,789	8,147	6,376

During the quarter ended September 30, 2013, the Company’s United States operations generated a profit of $2.9 million before income taxes as compared to $3.1 million of income for the quarter ended September 30, 2012. The Company’s foreign operations generated income before income taxes of $3.4 million for the quarter ended September 30, 2013 as compared to income of $1.7 million during the quarter ended September 30, 2012. A significant portion of our operating costs are incurred outside the United States and a majority of our foreign affiliates are subject to cost-plus based transfer pricing agreements which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The positive trend experienced in the Company’s foreign operations’ results from the quarter ended September 30, 2012 to the quarter ended September 30, 2013 is a result of increased activities in certain foreign jurisdictions. These activities resulted in increased costs and correspondingly, revenue growth under our transfer pricing agreements during the quarter ended September 30, 2013.

During the nine months ended September 30, 2013, the Company’s United States operations generated an income of $1.2 million before income taxes as compared to an income of $2.6 million for the nine months ended September 30, 2012. The Company’s foreign operations generated income before income taxes of $6.9 million for the nine months ended September 30, 2013 as compared to income of $3.7 million during the nine months ended September 30, 2012. A significant portion of our operating costs are incurred outside the United States and a majority of our foreign affiliates are subject to cost-plus based transfer pricing agreements which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The positive trend experienced in the Company’s foreign operations’ results from the nine months period ended September 30, 2012 to the nine months period ended September 30, 2013 is a result of increased activities in certain foreign jurisdictions during the current year. These activities resulted in increased costs and correspondingly, revenue growth under our transfer pricing agreements during the nine months ended September 30, 2013, coupled with the existence of significant restructuring charges in other certain foreign jurisdictions during the nine months ended September 30, 2012, primarily Europe, focused on making our operations more efficient. Such restructuring charges are generally excluded from the calculation of cost-based profits for our foreign affiliates.

Provision for (Benefit from) Income Taxes The provision for (benefit from) income taxes consists primarily of taxes resulting from profits in foreign jurisdictions, and interest and penalties associated with uncertain tax positions. The tax provision (benefit) increased from $0.7 million to $1.3 million for the quarter ended September 30, 2013 compared to the same period of the prior year. The tax provision (benefit) increased from $(1.7) million to $2.6 million for the nine months ended September 30, 2013 compared to the same nine months period in the prior year. The tax provision (benefit) change year over year is primarily due to the foreign profits mixes, which are subject to tax by the foreign jurisdictions due to the treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model, and a deferred benefit related to the release of valuation allowance in 2012, resulting from the deferred tax liability recorded in the purchase price accounting for the PRI acquisition, as well as a tax benefit for the release of certain existing reserves for uncertain tax positions, primarily due to a favorable tax ruling in India.

Liquidity and Capital Resources

On September 30, 2010, the Company entered into Amendment No. 3 (the “Amendment”) with HSBC Bank USA, National Association (“HSBC”) to extend the term for an additional four years to 2014 on its revolving credit agreement. In addition, under the terms of the Amendment, the Credit Agreement was amended to reflect that HSBC is the sole lender under the Credit Agreement. The Credit Agreement provides for a $50.0 million revolving credit facility and establishes interest rates in the range of Prime or LIBOR plus 1.75% – 2.50% (at the Company’s discretion), depending on certain conditions. At September 30, 2013, $26.7 million was outstanding with an interest rate of 2.18%. The fair value of debt approximates its current value of $26.7 million as of September 30, 2013. The Company was in compliance with the leverage and fixed charge coverage ratios specified in its revolving credit agreement as well as all other bank covenants as of September 30, 2013.

The following table shows cash and cash equivalents and working capital at September 30, 2013 and at December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$32,326	$25,797
Working capital	58,708	52,182

Lionbridge’s working capital increased $6.5 million, to $58.7 million at September 30, 2013, as compared to $52.2 million at December 31, 2012 primarily due to a $6.5 million increase in cash and cash equivalents, an increase of $10.0 million in accounts receivable and unbilled receivables and an increase of $1.4 million in other current assets, partially offset by increase in current liabilities of $11.4 million as compared to December 31, 2012.

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

The following table shows the net cash provided by (used in) operating activities, net cash used in investing activities, and net cash provided by financing activities for the nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$17,373	$15,542
Net cash (used in) investing activities	(6,904)	(15,983)
Net cash (used in) provided by financing activities	(4,740)	3,151

On October 30, 2013, the Company amended and restated the Credit Agreement. The Amended and Restated Credit Agreement provides for a senior secured revolving credit facility in an aggregate amount of up to $65 million and expires on October 30, 2018. It also provides for an incremental facility in an aggregate amount of up to $35 million and establishes interest rates in the range of the Prime Rate plus 0.25% - 1.00% or LIBOR plus 1.25% - 2.00%, depending on certain conditions and at the Company’s discretion.

Operating cash flows for Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

Net cash provided by operating activities was $17.4 million for the nine months ended September 30, 2013, as compared to $15.5 million for the corresponding period of 2012. The $17.4 million net cash provided by operating activities was due to a net income of $5.5 million and the addition of non-cash charges of $13.5 million less a decrease of $1.6 million in cash related to changes in operating assets and liabilities. Increase in accounts receivable and unbilled revenues accounted for $10.0 million of this amount (primarily due to increased revenues in 2013 compared to 2012), offset by increases in accounts payable, accrued outsourcing, deferred revenue, and accrued expenses and other liabilities. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing.

In the nine months ended September 30, 2012, net cash provided by operating activities was $15.5 million. Net cash provided by operating activities was due to net income of $8.1 million and the addition of non-cash charges of $12.2 million less a decrease of $4.8 million in cash related to changes in operating assets and liabilities. Increase in accounts receivable and unbilled revenues accounted for $5.6 million of this amount, which was offset by increases in accounts payable, accrued compensation and benefits, accrued outsourcing, and accrued expenses and other liabilities.

Investing cash flows for Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

Net cash used in investing activities was $6.9 million for the nine months ended September 30, 2013, which included $6.5 million for the purchase of property and equipment (primarily related to capitalized software associated with the development of internal financial systems and enhancements of internal product and leasehold improvements) and $0.4 million for cash paid for acquisitions, which included a working capital payment related to the VSI acquisition and deferred cash consideration payments related to the PRI and VSI acquisitions from 2012.

In the nine months ended September 30, 2012, net cash used in investing activities was $16.0 million, consisting of $10.4 million, net of cash acquired, for the purchase of PRI and $5.6 million for the purchase of property and equipment.

Financing cash flows for Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

Net cash used in financing activities for the nine months ended September 30, 2013 was $4.7 million which consisted of $4.8 million in share repurchases under the Company’s Board of Directors authorized share repurchasing program and $0.6 million of deferred payments related to the VSI and PRI acquisitions, partially offset by $0.7 million of proceeds from the issuance of common stock under option plans. During the nine months ended September 30, 2013, the Company borrowed and repaid $9.6 million on its revolving line of credit.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $3.2 million. Net cash provided by financing activities primarily consisted of $10.0 million of proceeds from our long term debt used to fund the PRI acquisition and $1.2 million of proceeds from the issuance of common stock under option plans, partially offset by $8.0 million of payments of long term debt and $3.0 million payments on its revolving line of credit. During the nine months ended September 30, 2012, the Company borrowed and repaid $3.0 million on its revolving line of credit.

On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18.0 million over three years. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6.0 million per year, subject to certain market rate conditions. During nine months ended September 30, 2013, the Company repurchased approximately 1.6 million common shares for an aggregate purchase price of $4.8 million.

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

As of September 30, 2013, there were no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest and penalties, which have increased the balance of unrecognized tax benefits by $0.5 million during the nine months ended September 30, 2013, is $5.8 million.

The Company believes that it is reasonably possible that approximately $1.1 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

New pronouncements issued but not effective until after September 30, 2013 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of September 30, 2013, $26.7 million was outstanding under the Company’s prior credit facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $0.1 million impact on the Company’s interest expense based on the $26.7 million outstanding at September 30, 2013 with an interest rate of 2.18%. Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, 64% and 62% of its costs and expenses for the nine month periods ended September 30, 2013 and 2012, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 16% and 14% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of September 30, 2013 and December 31, 2012, respectively, while 15% and 14% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of September 30, 2013 and December 31, 2012, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $33.3 million and $43.7 million as of September 30, 2013 and December 31, 2012, respectively. The principal foreign currency applicable to the Company’s business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at September 30, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended September 30, 2013, the Company withheld 7,149 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
August 1, 2013—August 31, 2013	5,849	3.28
September 1, 2013—September 30, 2013	1,300	3.59

Total	7,149	$3.34

In addition, upon the termination of employees during the quarter ended September 30, 2013, 14,000 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended September 30, 2013:

Period	Total Number of Shares Forfeited
July 1, 2013—July 31, 2013	7,500
August 1, 2013—August 31, 2013	2,750
September 1, 2013—September 30, 2013	3,750

Total	14,000

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Description

10.1	Independent Directors’ Compensation Policy, Amended and Restated as of June 28, 2013 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File Number: 000-26933) filed on July 3, 2013, and incorporated herein by reference).

10.2	Offer Letter between Richard Tobin and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File Number: 000-26933) filed on September 17, 2013, and incorporated herein by reference).

10.3	Business Protection Agreement between Richard Tobin and Lionbridge (filed as Exhibit 10.2 to the Current Report on Form 8-K (File Number: 000-26933) filed on September 17, 2013, and incorporated herein by reference

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Lionbridge Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the SEC on August 9, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
†	Furnished herewith.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/s/ DONALD M. MUIR
Donald M. Muir
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: November 12, 2013