Form 10-K
period 2013-12-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2014-03-14
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Large accelerated filer  ☐            Accelerated filer  ☒

Non-accelerated filer  ☐    (Do not check if small reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2013, was approximately $164.0 million (based on the closing price of the registrant’s Common Stock on June 29, 2013, of $2.90 per share).

The number of shares outstanding of the registrant’s $0.01 par value Common Stock as of March 3, 2014 was 64,578,897.

DOCUMENTS INCORPORATED BY REFERENCE

Lionbridge intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2013. Portions of such proxy statement are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2013

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

About Lionbridge

Lionbridge is a leading provider of globalization solutions. We provide translation, online marketing, global content management and application testing solutions that ensure local relevancy, global brand consistency and technical usability. Using our global program management expertise, innovative cloud technology platforms and our global crowd of more than 100,000 independent, qualified professionals, we enable hundreds of world-leading brands to increase international market share, speed time to global markets and effectively engage their customers in local markets worldwide.

Lionbridge has three operating segments:

Global Language and Content (“GLC”): Through its GLC solutions, Lionbridge translates, localizes and adapts clients’ content and products to meet the language, cultural, technical and industry-specific requirements of users in local markets throughout the world. As part of its GLC solutions, Lionbridge also provides global digital marketing services, creates and translates technical documentation for clients who market to and support customers in global markets and provides engineering and drafting services. Lionbridge GLC solutions utilize the Company’s cloud-based technology platforms, and its global service delivery model, which make the translation, localization and content management processes more efficient for Lionbridge and its clients.

Global Enterprise Solutions (“GES”): Through its GES solutions (formerly referred to as Global Development Testing, or “GDT”), Lionbridge tests software and online search results to help clients deliver high-quality, relevant applications in global markets. The Company’s GES solutions ensure the quality, usability and relevance of clients’ software, search engines, technology products, web applications, and content globally. As part of its GES offering, Lionbridge also provides specialized business process crowdsourcing services including search relevance testing, in-country testing for mobile devices, and data management solutions.

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

Lionbridge provides the following benefits to clients:

Global Scale.    With approximately 4,800 full-time equivalent employees worldwide, Lionbridge operates solution centers in 26 countries. Lionbridge utilizes its proven program management capabilities, its cloud-based technology platforms and its global crowd of qualified professionals to provide its clients with the optimal combination of technical, linguistic, cultural and industry-specific expertise. Lionbridge’s global infrastructure enables us to deliver high-value, cost-effective services and to meet its clients’ technical, linguistic, vertical market and geographic requirements.

In-Country Knowledge and Expertise.    Lionbridge service offerings are based on the Company’s ability to combine its own network of program and project managers, technical experts and delivery personnel around the world with an external network of pre-qualified, in-country independent professionals. Our network of professionals include more than 100,000 independent translators, interpreters, subject-matter experts, testers and data management specialists in more than 100 countries. This comprehensive crowd of professionals allows us to provide our clients with the in-country, local market knowledge and global expertise in technology, language and marketing. As a result, our clients can efficiently deliver online content, marketing communicaitons, products and websites that are linguistically, technically and culturally relevant for their target buyers in local markets worldwide.

Cloud-based Technologies.    Lionbridge solutions include technologies designed to make translation, online marketing, testing and task management processes more efficient, productive and consistent. Lionbridge’s translation solutions are provided using Translation Workspace™, a cloud-based, multi-tenant translation memory application that simplifies translation processes and allows for automated, in context, use of previously translated words, phrases and glossaries. Translation Workspace is also offered commercially to independent translators and to enterprises. Lionbridge also offers GeoFluent™, a customizable, automated translation technology that translates online chat, enterprise community user forums and other user generated content in real-time. Lionbridge’s enterprise crowdsourcing practice uses a cloud-based task management platform that manages the workflows of private crowd professionals. In addition to its own technologies, Lionbridge services integrate third-party marketing applications such as search engine optimization (“SEO”) management, video translation, web content management, web analytics and proxy-based translation. Lionbridge believes its clients can use its comprehensive suite of technology-enabled solutions to improve their translation processes, increase the effectiveness of global online marketing programs, increase productivity and reduce costs.

Integrated Full-Service Offering.    Lionbridge serves as its clients’ outsource provider for developing, testing, translating, and managing multilingual content and technology across global end markets. Clients can utilize our comprehensive solutions to develop, optimize, release and maintain their global content and technology applications for their customers, prospects, partners and employees throughout the world. By outsourcing to a large-scale provider such as Lionbridge, organizations are able to focus on their core competencies and speed the process of communicating relevant information to customers, prospects and employees worldwide.

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

For example, Lionbridge manages frequently changing content for a client’s global website. Lionbridge is automating the process of extracting English language content from the client’s website, routing the content through Lionbridge’s proprietary translation memory technology and workflow processes and publishing the translated content directly to the client website in an automated manner. As a result of this streamlined process, Lionbridge estimates that it is saving this client significant time and cost associated with the ongoing management of its global website.

Global Marketing Solutions.    Lionbridge creates, manages, translates and deploys digital marketing content and campaigns across languages and technical platforms in local markets worldwide. Lionbridge marketing solutions combine the Company’s knowledge of digital marketing, language, content, global production management, and local culture. This integrated solution allows marketing executives to provide a globally consistent, locally relevant online customer experience in international markets.

For example, for one global organization, Lionbridge played an instrumental role in enabling the client to market and promote its new suite of applications in over 200 markets worldwide. As part of this program, Lionbridge provided a complete digital marketing solution for the client which included managing more than 100 global marketing campaigns, launching billions of marketing emails, optimizing over 2,000 web videos for local markets, creating and delivering more than 100 multilingual blog posts and providing ongoing marketing performance analytics. Lionbridge believes this integrated global marketing solution helps the increase reach, cross selling and customer engagement in target markets worldwide

Product Localization.    Lionbridge creates foreign language versions of its clients’ products and software applications, including user interface, online help systems and documentation. Through its internationalization, software localization and technical translation services, Lionbridge provides its clients with culturally adapted multilingual versions of their products and applications. Lionbridge’s product localization services enable Lionbridge clients to release fully operable software applications, technology products and mobile devices that are adapted to the cultural, linguistic and technical requirements of users in specific international markets.

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

Language Technology.    Lionbridge offers language technology solutions to enterprises, freelance translators and translation agencies on a Software-as-a-Service (“SaaS”) basis. Lionbridge offers two SaaS-based language technologies, Translation Workspace®, a productivity technology for translators and agencies, and GeoFluent®, a customized machine translation technology that translates content and communications into multiple languages on a real-time basis.

For example, one client deployed GeoFluent to enable its English-speaking customer service agents to conduct online chat sessions with non-English speaking customers and prospects, where chat screen content is displayed in the native language of each user. Because GeoFluent is integrated with the client’s online chat application, chat text is translated in real time so that the agent and the customer are always chatting in their native language. As a result, the client’s chat agents are able to help customers immediately instead of directing them to transmit a request via email or phone. This helps the client reduce wait times in the contact center, preserve customer satisfaction and reduce account cancellations.

Technical Engineering and Documentation.    Technical engineering and documentation include the mechanical design, drafting and deployment of user-focused product documentation and training related assets using text, rich media, images, and animations. Lionbridge provides technical engineering drafting, authoring, production and integration of content for print, web, multimedia, mobile device and proprietary displays. As part of this solution, Lionbridge creates content and integrates applications for authoring and managing content.

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

GLC Services Delivery

To deliver its GLC services Lionbridge directly employs program and project managers, linguistic engineers, publishers, editors and quality assurance specialists. Lionbridge also maintains long-term, strategic relationships with an extensive network of third-party, independent, local-country translators and other language professionals, including independent agencies and freelance professionals. This approach allows Lionbridge to provide client delivery teams that have the appropriate combination of linguistic, technology and industry domain expertise and local country presence to meet each client’s specific needs. This flexible and scalable model also enables Lionbridge to cost effectively manage large, complex client engagements.

To make the translation and localization process efficient, Lionbridge GLC services use cloud-based technologies for translation management, productivity and workflow. Translation Workspace, Lionbridge’s cloud-based translation memory application, allows translators to collaborate, share knowledge, and deliver consistent results. Lionbridge GLC services also incorporate online platforms for procurement, management and optimization of translation projects including Lionbridge onDemand, a dedicated online model for clients to select and access translation solutions for specific content, Freeway®, a client portal that allows clients to initiate and track translation projects, and TMS, a translation management system for workflow. Lionbridge believes that its cloud-based language technologies increase efficiency and enable clients to better manage their language assets on a real-time basis. Using technology, Lionbridge increases the quality of multilingual content and enables the translation process to be more efficient as client programs grow in scope and duration. This technology-based approach allows Lionbridge to increase its opportunities for recurring clients and increase program efficiency over time.

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

Global Enterprise Solutions (“GES”)

Testing.    Lionbridge provides a variety of testing services, some of which are offered to clients under the VeriTest® brand. VeriTest services include enterprise-scale managed test teams, test process design, test automation, functional testing, performance testing, globalization testing, and application certification. The Company’s testing services are aimed at helping organizations improve product usability and customer satisfaction, while reducing the time and cost associated with quality assurance (“QA”), testing, and support. VeriTest globalization testing services determine whether the product is ready for international markets by ensuring that locale-dependent functions work as intended within the local hardware and software environment of the end user. As part of its testing services, Lionbridge helps clients implement a QA through a continuous process improvement method, provide return on investment dashboards to track improvements, deploy a Test Automation framework and reduce test software costs.

For example, Lionbridge provides a complete testing solution for many of the information management and printing technologies of a Fortune 100 provider of business and consumer technology products. Lionbridge tests these applications for functionality, interoperability, usability, environmental impact, duration, and full system performance—to ensure that the products meet the high quality standards required by the end customer while still meeting the providers’ costs and time to market goals. Lionbridge has implemented traditional labor cost management methods, and has introduced innovative process improvements to meet client budget, time-to-market, and quality objectives. Lionbridge believes that through its product engineering and testing services, the client is able to bring higher quality products to market faster and at reduced cost.

Business Process Crowdsourcing.    Through its dedicated Business Process Crowdsourcing (“BPC”) practice, Lionbridge provides a range of crowdsourcing solutions that build on Lionbridge’s skills for managing private pre-qualified private crowds of more than 100,000 professionals across more than 100 countries. As part of its business process crowdsourcing solution, the Company helps organizations evaluate business processes to determine which tasks are best suited to crowdsourcing solutions, and then administers the entire crowdsourcing process for the client including finding, recruiting, qualifying, and paying independent crowd professionals and managing tasks via a secure enterprise task management platform. Lionbridge’s suite of BPC solutions include in-country testing, search relevance testing, data entry, data research and data cleansing services. As a result of its flexible, crowd-based delivery model, Lionbridge believes its BPC solutions help enterprises increase productivity, maximize workforce elasticity and reduce workforce costs.

For example, for one global leader in web search and advertising, Lionbridge provides crowdsourcing services that provide insight into the intent of online users in local markets worldwide through a global community of more than 90,000 pre-qualified, bi-lingual professionals across 100+ countries and languages. As a result, Lionbridge believes it is helping this client deliver more relevant search results for queries generated in each of the client’s target global markets. Another client relied on Lionbridge enterprise crowdsourcing services to monitor regulatory changes across numerous countries. This enabled the client to gain essential regulatory knowledge via a crowdsourcing model at significantly less cost than using a large accounting firm. Lionbridge believes its enterprise crowdsourcing solutions enable clients to improve their online marketing efforts in local markets, increase efficiency and lower costs.

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

Clients

Lionbridge clients are predominantly Global 2000 companies in the technology, mobile and telecommunications, internet and media, life sciences, government, manufacturing, automotive, retail and aerospace sectors. Lionbridge provided services in excess of $50,000 to approximately 400 clients worldwide for the year ended December 31, 2013. The following companies are representative Lionbridge clients, each of whom purchased more than $2.0 million in services from Lionbridge in the year ended December 31, 2013:

Adobe	Ford	Pfizer
Canon	Golden Living	Philips
Caterpillar	Google	Porsche
Cisco	Hewlett-Packard	Quintiles
Cummins	L3 Communications	Research in Motion
U.S. Department of Homeland Security	Microsoft	Rolls Royce
Dell	Motorola	Samsung
EMC	Nikon	Studec
Expedia	Nokia	U.S. Department of Justice
	Pearson	Volvo

In 2013, 2012 and 2011, Microsoft accounted for 22%, 17% and 17% of total revenue, respectively. In 2013, 2012, and 2011, Google accounted for 12%, 13% and 12% of total revenue, respectively. No other client accounted for greater than 10% of total revenue in 2013, 2012 or 2011. Lionbridge’s ten largest clients accounted for 57%, 55% and 56% of total revenue in 2013, 2012 and 2011, respectively.

Competition

Lionbridge provides a broad range of solutions for worldwide delivery of technology and content to its clients. The market for its solutions is highly fragmented, and Lionbridge has many competitors. Additionally, many potential customers address their translation, technical writing, development and testing requirements through in-house capabilities and/or by using software to automate process, while others outsource their needs to providers such as Lionbridge. Lionbridge’s current competitors include the following:

—	Existing and prospective clients’ internal translation, localization, testing, technical writing and online marketing and QA departments;

—

Translation or localization services and technology providers such as SDL International plc, Translations.com, Welocalize and Moravia as well as the regional vendors of translation services specializing in specific languages in various geographic areas; and

—	Digital marketing firms such as Digitas, Wunderman, Tag, Hogarth and Accenture; and

—	Information Technology consulting and software development and testing services organizations such as CSC (formerly Applabs), Globallogic, EPAM, Cognizant and Symphony Services

Lionbridge may also face competition from a number of other companies in the future, including some companies that currently seek translation, online marketing, content authoring or testing services from Lionbridge. Other potential entrants into Lionbridge’s market include India-based and China-based development organizations that are providing a range of software development, engineering, technical writing, testing and maintenance services for global technology companies. As content management software is deployed internationally, these firms may be required to assist their customers with maintaining multilingual databases. While today these companies are often working with Lionbridge to assist in meeting their customers’ needs, it is possible that over time they will expand into offering competitive services.

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

Intellectual Property Rights

Lionbridge’s success is dependent, in part, upon its proprietary methodologies and practices, including its Translation Workspace language and Virtual Solutions crowdsourcing platforms, applications of its machine translation technologies, its Freeway portal technology, its proprietary linguistic testing practices and methodologies, its language assets and other intellectual property rights. Lionbridge has patents or patent applications pending relating to its language automation translation memory engine, its machine translation applications and its Translation Workspace and GeoFluent technologies and believes that the duration of these patents is adequate relative to the expected lives of their applications. Patents that have already been issued have remaining terms that range from 3-18 years. Lionbridge relies on a combination of trade secret, license, nondisclosure and other contractual agreements, and copyright and trademark laws to protect its intellectual property rights. Existing trade secret and copyright laws afford Lionbridge only limited protection. Lionbridge enters into confidentiality agreements with its employees, contractors and clients, and limits access to and distribution of Lionbridge’s and Lionbridge’s clients’ proprietary information. Lionbridge cannot assure that these arrangements will be adequate to deter misappropriation of its proprietary information or that it will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Employees

As of December 31, 2013, Lionbridge had approximately 4,800 full-time equivalent employees. Of these, approximately 4,200 were service delivery professionals and 600 were management and administrative personnel performing sales, operations, marketing, process and technology, research and development, finance, accounting, and other administrative functions.

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

For the years ended December 31, 2013, 2012 and 2011, Lionbridge’s largest client accounted for 22%, 17% and 17% of its total revenue, respectively, and its ten largest clients accounted for 57%, 55% and 56% of its total revenue, respectively. As a result, the loss of any major client or division of a major client from which we generate significant revenues or a significant reduction in a large project’s scope could materially reduce Lionbridge’s revenue and cash flow, and adversely affect its ability to maintain profitability.

Fluctuations in the mix of customer demand for the Company’s various types of solution offerings could impact Lionbridge’s financial performance and impact Lionbridge’s ability to forecast performance.

Due to fluctuations in customer needs, changes in customer industries, and general economic conditions, customer demand for the range of the Company’s offerings varies from time to time and is not predictable. In relation to the Company’s GLC segment, customer localization requirements for high quality translation services may be affected by the mix of graphics and words in a particular language or the format through which it desires to communicate the content, thereby reducing the amount of content suitable for high quality, professional human-based translation. In addition, Lionbridge gross margins vary by customer and by segment and the mix of services provided to its customers could have a material impact on the Company’s results of operations as certain of Lionbridge’s customers and segments have different gross margin profiles. Generally, the profitability of an account increases over time. As a result, the mix of solutions provided by Lionbridge to its customers varies at any given time, both within a quarter and from quarter-to-quarter. These variations in service mix impact gross margins and the predictability of gross margins for any period. Therefore, Lionbridge believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful. You should not rely on the results of any one quarter as an indication of Lionbridge’s future performance. Lionbridge may not experience profitability or margin increases in future years comparable to those experienced in some prior years.

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

In order to pursue business and strategic opportunities, we will need to continue to build our infrastructure, our service and technology offerings and our operational capabilities. Our ability to do any of these successfully could be affected by one or more of the following factors:

—	our ability to recruit resources with specific language, technical and subject matter skills on a global basis;

—	the ability of our technology to perform as we expect;

—	our ability to execute our strategy and continue to operate a large, more diverse business efficiently on a global basis;

—	ability to effectively manage our third party relationships;

—	our ability to attract and retain qualified personnel;

—	our ability to effectively manage our global employee and supplier costs and other expenses, particularly outside of the United States;

—	our ability to expand the range of solutions offered to our customers;

—	technology and application failures and outages, interruption of service, security breaches or fraud which could adversely affect our reputation and our relations with our clients;

—	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving technology, service and pricing demands of the markets we serve; and

—	our ability to raise additional capital to fund our growth.

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

Defects or disruptions in Lionbridge’s web-based tool and service offerings (including interruptions in service due to third parties) could diminish demand for those offerings and subject the Company to liability.

Software-as-a-Service (“Saas”) offerings may contain undetected errors when first introduced or when new versions or enhancements are released. Since Lionbridge’s customers use our web-based services for important aspects of their business, any errors, defects, disruptions in service or other performance problems with the Company’s service could hurt its reputation and may damage Lionbridge’s customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to Lionbridge, the Company could lose future subscribers or customers may make warranty claims against Lionbridge, which could result in an increase in the Company’s provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

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

We rely on computer hardware purchased or leased and software licensed from third parties as the basis for operational and internal operations and are dependent on these systems in order to conduct our internal business operations and to offer our services to our customers. Integrating, maintaining and upgrading this infrastructure is expensive and complex. Delays in implementation, inefficiencies or operational failures, including temporary or permanent loss of critical internal or customer data, could diminish the quality and/or timeliness of our services to customers and the information we utilize to make internal business and financial decisions. We have recently deployed an SAP-based system for timekeeping and human resources functionality which we expect will result in process efficiencies, higher quality data and generate cost savings; however, unanticipated failures or defects in the system may affect the data we utilize to measure our business productivity, pay our resources and provide services to our customers. Any such failure or defect may materially adversely affect our business and financial performance. Moreover, third party technologies may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in providing services to our customers, managing our resources, and performing essential business operations, until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license and integrated. In addition, any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business. As a result, we may experience contractual liability, claims by customers and other third parties, damage to our reputation and governmental investigations, each of which may harm our operating results and financial condition.

Lionbridge’s expansion into web-based product and services offerings may not succeed and may harm its financial results and reputation.

Lionbridge offers its web-based language technologies on a subscription, or SaaS, service offering. The Company’s current SaaS products include Translation Workspace™ and GeoFluent ™. These SaaS-based offerings are available to translators and enterprises on a subscription basis, independent of otherwise engaging Lionbridge as the translation services provider. Lionbridge is providing Translation Workspace on a subscription basis to individual translators and agencies for their use with their customers, as well as to enterprises. Lionbridge has also offered GeoFluent to corporations and enterprises engaged in real-time, web-based communications.

Lionbridge also allows customers to procure a range of its services through a web-based platform on self-service basis through its On-Demand service offerings.

Lionbridge will continue to devote capital, personnel and management attention to developing these new services and offerings. These services and offerings will present technological, marketing and management challenges that differ from the challenges the Company faces in its existing localization business. The success of this expansion and Lionbridge’s future growth and profitability in connection with this initiative will depend in large part on its ability to attract and retain customers and subscribers and to constantly improve the tools and solutions offered and adapt them to changing customer needs. Lionbridge cannot assure you that these web-based solutions and strategies will be successful or that they will be profitable, or if they are profitable, that they will provide an adequate return on capital expended. If Lionbridge is not successful in marketing, selling, developing and deploying these new solutions, its financial results and reputation may be harmed.

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

Lionbridge conducts a large portion of its business in international markets. For the years ended December 31, 2013 and 2012, respectively, 32% and 35% of Lionbridge’s revenue was denominated in foreign currencies. In addition, 61% and 62% of its costs and expenses for the years ended December 31, 2013 and 2012, respectively, were denominated in foreign currencies. Therefore, the Company is exposed to the risk of an increase in the value of the foreign currencies relative to the U.S. Dollar, which would increase the value of those expenses when measured in U.S. Dollars. Lionbridge’s foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of certain assets and liabilities create fluctuations that may result in translation gains or losses. Management selectively engages in foreign exchange hedging transactions (typically, forward contracts) designed to minimize its exposure to foreign exchange rate fluctuations. Management regularly reviews the hedging program and will make adjustments as necessary, including suspending or accelerating hedging activities based on its judgment of the efficacy of such programs under anticipated market and economic conditions. However, there can be no assurance that our foreign currency management strategy will adequately protect our financial condition or results of operation from the effects of future exchange rate fluctuations.

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

Lionbridge has made strategic acquisitions in 2012 and 2013. The Company may make acquisitions in the future as part of its long-term business strategy. Lionbridge may not realize the anticipated benefits of any acquisition, or Lionbridge may not realize the anticipated benefits as quickly as originally anticipated. In particular, the process of integrating acquired companies into the Company’s existing business may result in unforeseen difficulties and delays. These risks include:

—	difficulty in integrating the operations and personnel of the acquired company;

—	difficulty in maintaining controls, procedures and policies during the transition and integration;

—	difficulty in integrating the acquired company’s accounting, financial reporting systems, human resources and other administrative systems; and

—	delays or difficulty to achieve the financial and strategic goals for the acquired and combined businesses on the original timetable; and

—	unforeseen and significant problems or liabilities associated with quality, technology and legal matters related to an acquisition.

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

Lionbridge conducts business and has operations and clients throughout the world. As a result, Lionbridge’s business is subject to political unrest and economic fluctuations in various countries and to more cost-intensive social insurance and employment laws and regulations, particularly in Europe. In addition, as Lionbridge continues to employ and retain personnel throughout the world and to comply with various employment laws, it may face difficulties in integrating such personnel on a cost-efficient basis. In the U.S. and certain other countries, new employment and labor laws and regulations have been proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. There can be no assurance that the corporate policies Lionbridge has in place to help reduce its exposure to these risks will be effective or that the Company will not experience losses as a result of these risks. Lionbridge may face difficulties and expense in reducing its workforce in certain high cost countries and regions, including Europe. If Lionbridge seeks to expand its operations, it may become more difficult to manage its international business. In addition, Lionbridge’s ability to engage individual interpreters, translators, internet raters and other cloud workers as contractors rather than employees may be impacted by changes in employment laws, regulations and interpretations in certain jurisdictions, which may expose Lionbridge to additional costs and expenses. In addition, compliance with complex foreign and U.S. laws and regulations that apply to Lionbridge’s international operations increases the Company’s cost of doing business in international jurisdictions and could expose the Company to fines or penalties. These numerous and sometimes conflicting laws and regulations include import and export requirements, trade restrictions, tax laws, sanctions, data privacy requirements, labor laws, U.S. laws and regulations such as the Foreign Corrupt Practices Act and the regulations of the Office of Foreign Asset Controls (“OFAC”), and local laws. Violations of these law and regulations could result in fines, criminal sanctions, prohibitions on the conduct of Lionbridge’s business and damage to the Company’s reputation. Although Lionbridge has implemented policies and procedures designed to ensure compliance with these laws, the Company cannot guarantee compliance. Any such violations could materially damage the Company’s reputation, its ability to attract and retain employees, our business and our operating results. Lionbridge’s and its clients’ abilities to conduct business may also be affected by wars, political unrest, terrorism, natural disasters or the impact of diseases such as avian influenza. Furthermore, as a result of operating in international markets, Lionbridge is subject to longer payment cycles from many of its customers and may experience greater difficulties in timely accounts receivable collections. If Lionbridge fails to manage these operations successfully, its ability to service its clients and grow its business will be seriously impeded.

Goodwill, intangible assets and other long-lived assets represent a portion of Lionbridge’s assets; any impairment of Lionbridge’s goodwill, intangible assets or other long-lived assets will adversely impact its net income.

At December 31, 2013, Lionbridge had goodwill, intangible assets, and other long-lived assets of approximately $53.8 million, net of accumulated amortization, which represented approximately 26.8% of its total assets. Lionbridge’s goodwill is subject to an impairment test on an annual basis. Goodwill, intangible assets, and other long-lived assets are also tested whenever events and circumstances indicate that they may be impaired. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services, increased competition, an increase in operating or other costs, additional volatility in international currencies, the pace of technological improvements, or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. Any excess goodwill resulting from the impairment test must be written off in the period of determination. In 2012, the Company recorded an impairment charge of $4.0 million related to certain software license and capitalized development costs related to the automated machine translation technology licensed from IBM Corporation and $0.2 million related to the decision to offer for sale certain real property of the Company located in Wuppertal, Germany. Lionbridge recorded a goodwill impairment charge of $120.6 million during the year ended December 31, 2008. Although the Company does not believe that an impairment of Lionbridge’s remaining goodwill, intangible assets or other long-lived assets exists at this time, in the event that such a condition or event occurs, we may record additional charges which could have a material adverse effect on our results of operations.

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

For the years ended December 31, 2013, 2012, 2011, 2010 and 2009, Lionbridge achieved an operating profit of $15.4 million, $10.2 million, $5.6 million and $3.0 million, respectively. For the year ended December 31, 2008, Lionbridge incurred an operating loss of $114.2 million, which included a $120.6 million goodwill impairment charge. For the years ended December 31, 2007, 2006 and 2005, Lionbridge achieved operating profits of $9.0 million, $15.0 million, and $1.3 million, respectively. However, prior to 2005, Lionbridge incurred substantial losses and may incur losses in the future. Lionbridge has an accumulated deficit of $212.0 million as of December 31, 2013. Lionbridge intends to continue to invest in internal expansion, infrastructure, select acquisitions and its sales and marketing efforts. Lionbridge cannot assure you that it will continue to achieve operating profits in the future or will generate net income in the future.

Changes in, or interpretations of, tax rules and regulations may adversely affect Lionbridge’s effective tax rates.

Lionbridge is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining Lionbridge’s worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Lionbridge is subject to the continual examination by tax authorities in certain jurisdictions, most notably in India, and the Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although Lionbridge believes its tax estimates are reasonable, the final determination of tax audits could be materially different than what is reflected in historical income tax provisions and accruals, and could result in a material effect on the Company’s income tax provision, net income, or cash flows in the period or periods for which that determination is made. If additional taxes are assessed, this could adversely impact Lionbridge’s financial results.

The Indian taxing authorities issued assessment orders for the fiscal years ended March 31, 2007, March 31, 2008, March 31, 2009, and March 31, 2010 of our Indian subsidiary, Lionbridge Technologies Private Ltd. (“Lionbridge India”). At issue in these assessments were several matters, the most significant of which was the redetermination of the arm’s-length profit related to intercompany transactions (“Transfer Pricing”). We are currently contesting all years under exam, and note that they are all at various stages of the appeals process. If we do not prevail in our appeals, we may incur an additional tax liability along with related interest and penalties.

Lionbridge’s future effective tax rate could be affected by the following factors: changes in tax laws, new interpretations of existing tax laws, changes in the amount and mix of income before taxes in the various jurisdictions in which Lionbridge operates, or by changes in the Company’s assessment of its need for a valuation allowance on its deferred tax assets.

In general, Lionbridge’s cash and net assets held outside of the United States are not legally restricted from being transferred to the United States in order to assist Lionbridge Technologies, Inc. (i.e. US Parent Company) with debt repayment, domestic capital expenditures, and other working capital requirements. In the event that a transfer did occur, such funds would be subject to applicable local withholding taxes and U.S. taxes in certain circumstances which would adversely impact our financial condition and results of operations.

The majority of Lionbridge’s deferred tax assets currently have a valuation allowance recorded against them, based on management’s review of both the positive and negative evidence and their determination that it is more-likely-than-not that all or a portion of the deferred tax asset will not be realized. The most sizable deferred tax asset is recorded in the United States with a valuation allowance recorded against it. Changes in the Company’s assessment of its need for a valuation allowance could have a substantial effect on its effective tax rate.

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

Lionbridge maintains solution centers in North America, South America, Europe and Asia. Lionbridge’s headquarters and principal administrative, finance, legal, sales and marketing, investor relations and information technology operations are located in Waltham, Massachusetts. Its principal operational facilities are located as follows (with principal operating segments that utilize each facility identified in parentheses):

—

North America—Bellevue, Washington (GLC); Boise, Idaho (GES); Madison Heights, Michigan (GES); Silver Spring, Maryland (Interpretation); Vancouver, Washington (GES); Louisville, Colorado (GES); Columbus, Indiana (GLC); Indianapolis, Indiana (GLC); St. Louis, Missouri (GLC); Sterling, Virginia (GES); and Montreal, Canada (GLC)

—	South America—Brazil (GLC)

—

Europe—Belgium (GLC), Denmark (GLC), England (GLC), Finland (GLC), France (GLC), Germany (GLC), Ireland GLC, GES and Interpretation), Italy (GLC), The Netherlands (GLC), Norway (GLC), Portugal (GLC), Poland (GLC and GES), Slovakia (GLC), Spain (GLC), Sweden (GLC)

—	Asia—China (GLC and GES), India (GLC and GES), Japan (GLC), South Korea (GLC), Singapore (GLC and GES), Taiwan (GLC and GES), Thailand (GLC)

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 28, 2014, there were 657 holders of record of Lionbridge’s common stock. Lionbridge’s common stock is listed and traded on the Nasdaq Global Market under the symbol “LIOX”.

The following table sets forth, for the periods indicated, the range of high and low intraday sales prices for the common stock for the past eight quarters, all as reported by the Nasdaq Global Market of the Nasdaq Stock Market LLC.

	High	Low
2013
First Quarter	$4.14	$3.46
Second Quarter	$3.87	$2.16
Third Quarter	$3.89	$2.81
Fourth Quarter	$6.40	$3.56

2012
First Quarter	$3.05	$2.20
Second Quarter	$3.28	$2.49
Third Quarter	$3.78	$2.81
Fourth Quarter	$4.25	$3.05

During 2013, the Company purchased 569,288 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested, 16,821 of these restricted shares were purchased during the quarter ended December 31, 2013 at an average price per share of $5.44. The following table provides information about Lionbridge’s purchases of restricted shares for the year ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2013—January 31, 2013	159,777	$4.09
February 1, 2013—February 28, 2013	283,157	$3.94
March 1, 2013—March 31, 2013	19,479	$3.82
May 1, 2013—May 31, 2013	77,945	$2.83
June 1, 2013—June 30, 2013	4,960	$2.98
August 1, 2013—August 31, 2013	5,849	$3.28
September 1, 2013—September 30, 2013	1,300	$3.59
October 1, 2013—October 31, 2013	2,336	$3.92
November 1, 2013—November 30, 2013	6,844	$5.75
December 1, 2013—December 31, 2013	7,641	$5.63

	569,288	$3.85

In addition, upon the termination of employees during the year ended December 31, 2013, 103,188 unvested restricted shares were forfeited, 36,875 of which were forfeited in the quarter ended December 31, 2013. The following table provides information about Lionbridge’s forfeited restricted shares for the year ended December 31, 2013:

Period	Total Number of Shares Forfeited
January 1, 2013—January 31, 2013	6,250
February 1, 2013—February 29, 2013	42,000
April 1, 2013—April 30, 2013	2,813
May 1, 2013—May 31, 2013	1,250
July 1, 2013—July 31, 2013	7,500
August 1, 2013—August 31, 2013	2,750
September 1, 2013—September 30, 2013	3,750
November 1, 2013—November 30, 2013	4,375
December 1, 2013—December 31, 2013	32,500

103,188

During 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6 million per year, subject to certain market rate conditions. The repurchase data for the year ended December 21, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
May 1, 2013—May 31, 2013	182,818	$2.80
June 1, 2013—June 30, 2013	1,132,734	$3.02
July 1, 2013—July 31, 2013	118,275	$3.07
August 1, 2013—August 31, 2013	21,887	$3.31
September 1, 2013—September 30, 2013	108,886	$3.63
October 1, 2013—October 31, 2013	117,591	$3.77

	1,682,191	$3.10

There was no repurchase activity under this plan during the year ended December 31, 2012.

Lionbridge currently intends to retain any earnings for its use in its business. Lionbridge has not paid any cash dividends on its capital stock in the last two completed fiscal years and does not currently anticipate paying any cash dividends on its capital stock in the foreseeable future.

The following chart compares the total stockholder return on a cumulative basis of $100 invested in Lionbridge’s common stock for the period from December 31, 2008 through December 31, 2013 to the Nasdaq Composite Index, Morningstar Business Services and 7389—Services—Business Services, NEC.

	2008	2009	2010	2011	2012	2013
LIONBRIDGE TECHNOLOGIES, INC.	100.00	184.00	295.20	183.20	321.60	476.80
NASDAQ COMPOSITE INDEX	100.00	145.34	171.70	170.34	200.57	120.41
MORNINGSTAR BUSINESS SERVICES	100.00	129.81	145.03	155.36	181.28	270.52
7389—SERVICES—BUSINESS SERVICES, NEC INDEX	100.00	157.56	170.25	206.71	249.67	344.36

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

The selected consolidated financial data as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 have been derived from the audited consolidated financial statements of Lionbridge which appear as part of Item 15 of this Form 10-K. The selected consolidated financial data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 have been derived from audited consolidated financial statements of Lionbridge that are not included in this Form 10-K.

The historical results presented are not necessarily indicative of future results. You should read the data set forth below in conjunction with the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$489,196	$457,198	$427,856	$405,238	$389,250
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	334,513	314,252	296,221	275,474	264,038
Sales and marketing	36,216	34,807	33,563	31,218	28,777
General and administrative	80,462	75,258	75,047	74,087	74,056
Research and development	6,750	5,399	5,765	3,880	4,026
Depreciation and amortization	7,374	6,616	5,956	4,901	4,619
Amortization of acquisition-related intangible assets	3,351	2,454	2,332	4,892	5,520
Restructuring, impairment and other charges	5,114	8,206	3,369	7,762	6,842

Total operating expenses	473,780	446,992	422,253	402,214	387,878

Income from operations	15,416	10,206	5,603	3,024	1,372
Interest expense:
Interest on outstanding debt	775	732	722	939	1,777
Accretion of discount on debt and deferred financing costs	191	99	100	311	177
Interest income	92	80	71	87	122
Other expense, net	878	1,054	3,195	1,749	3,732

Income (loss) before income taxes	13,664	8,401	1,657	112	(4,192)
Provision for (benefit from) income taxes	2,024	(2,931)	(71)	1,402	(184)

Net income (loss)	$11,640	$11,332	$1,728	$(1,290)	$(4,008)

Net income (loss) per share: (1)
Basic	$0.19	$0.19	$0.03	$(0.02)	$(0.07)
Diluted	$0.19	$0.19	$0.03	$(0.02)	$(0.07)
Weighted average number of shares outstanding:
Basic	59,989	59,102	57,859	56,690	56,036
Diluted	62,003	61,119	59,478	56,690	56,036

(1)	See Note 2 to Lionbridge’s consolidated financial statements included in Item 15 for an explanation of the basis used to calculate net income (loss) per share.

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$38,867	$25,797	$25,219	$28,206	$27,432
Working capital	64,202	52,182	45,515	40,795	36,182
Total assets	201,010	184,057	157,747	156,976	152,719
Long-term debt, less current portion and discounts	27,000	26,700	24,700	24,700	24,700
Stockholder’s equity	82,393	69,581	51,292	45,174	41,029

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Through its Global Language and Content (“GLC”) solutions, Lionbridge translates, localizes and adapts clients’ content and products to meet the language, cultural, technical and industry-specific requirements of users in local markets throughout the world. As part of its GLC solutions, Lionbridge also provides global marketing services, creates and translates technical documentation for clients who market to and support customers in global markets and provides engineering and drafting services. Lionbridge GLC solutions utilize the Company’s cloud-based technology platforms and applications, and its global service delivery model, which make the translation, localization and content management processes more efficient for Lionbridge and its clients.

Through its Global Enterprise Solutions (“GES”) solutions, Lionbridge tests software and online search results to help clients deliver high-quality, relevant applications in global markets. The Company’s GES solutions ensure the quality, usability, relevance and performance of clients’ software, search engines, technology products, web applications, and content globally. As part of its GES offering, Lionbridge also provides specialized business process crowdsourcing services including search relevance testing, in-country testing for mobile devices, and data management solutions.

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

In 2013, 2012, 2011, 2010 and 2009, Lionbridge’s operating profit was $15.4 million, $10.2 million, $5.6 million, $3.0 million and $1.4 million, respectively. In 2013, 2012 and 2011, Lionbridge’s net income was $11.6 million, $11.3 million and $1.7 million, respectively. In 2010 and 2009, Lionbridge’s net loss was $1.3 million and $4.0 million, respectively. Lionbridge had an accumulated deficit of $212.0 million at December 31, 2013.

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

Lionbridge’s revenue is recorded from the provision of services to customers for GLC, GES and Interpretation services which include content development, product and content globalization, interpretation, software and hardware testing, product certification and application development and maintenance.

Content development, software and hardware testing, interpretations and application development and maintenance projects are normally time and expense priced contracts, and revenue is recognized using a time and expense basis over the period of performance, primarily based on labor costs incurred to date.

Product and content globalization and product certification projects are generally fixed price contracts and revenue is recognized as services are delivered. Depending on specific contractual provisions and the nature of the deliverable, revenue is recognized (1) on a proportional performance model based on level of effort, (2) as milestones are achieved or (3) when final deliverables have been met. Amounts billed in excess of revenue recognized are recorded as deferred revenue. Unbilled receivables comprise amounts that have met the aforementioned requirements for revenue recognition but have not yet been billed to the client.

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

Lionbridge’s GLC segment includes Translation Workspace, the Company’s hosted proprietary, internet-architected translation memory application that simplifies translation management, GeoFluent, the Company’s customized machine translation technology and Freeway, a client portal that allows clients to initiate and track translation projects. These SaaS-based applications are available to translators and enterprises on a subscription basis. Access revenue is billed in advance and generally recognized over the subscription period. Incremental overage fees are recognized in the period incurred.

Lionbridge occasionally provides integrated full-service offerings throughout a client’s product and content lifecycle, including GLC and GES services. Such multiple-element service offerings are governed by ASC 605-25, “Multiple-Element Arrangements” (“ASC 605-25”). For these arrangements where the GLC and GES services have independent value to the customer, and there is evidence of selling price for each service, the combined service arrangement is bifurcated into separate units for accounting treatment. In instances where it is not possible to bifurcate a project, direct and incremental costs attributable to each component are deferred and recognized together with the service revenue upon delivery. The determination of selling price requires the use of significant judgment. Lionbridge determines the selling price of service revenues based upon its recent pricing for those services when sold separately and/or prevailing market rates for similar services.

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

Valuation of Goodwill, Intangible Assets and Other Long-lived Assets.    Lionbridge assesses the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include: an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of a reporting unit will may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2013, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value substantially exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for the year ended December 31, 2013. Estimating future cash flows requires management to make projections that can materially differ from actual results.

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

Provision for (Benefit from) Income Taxes.    Lionbridge is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing its consolidated financial statements. This involves estimating the current taxes in each taxing jurisdiction in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made to determine the likelihood that any deferred tax asset will be utilized to offset taxable income. To the extent that Lionbridge determines that it is more-likely-than-not that its deferred tax assets will not be utilized, a valuation allowance is established. A change in taxable income in future periods that is significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. It is reasonably possible that all or a portion of the valuation allowance could be released in the near term and the effect could be material to our financial statements. As of December 31, 2013 the Company’s total valuation allowance was $82.0 million.

Acquisitions

Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2013 have resulted in the cumulative recognition of approximately $226.0 million of goodwill and other intangible assets on its balance sheet. The Company recorded a non-cash goodwill impairment charge of $120.6 million in the fourth quarter of 2008. Acquisition-related intangible assets are amortized over periods ranging from one to twelve years. Lionbridge completed one acquisition in 2013. The Company acquired E5 Global Holding, Inc. (“E5”), which provides application development and testing solutions with qualified development and testing professionals in the US and in Jinan, China. The acquisition of E5 resulted in recognition of $1.3 million of goodwill and intangible assets. Lionbridge completed two acquisitions in the year ended December 31, 2012. The Company acquired Productive Resources, LLC (“PRI”), which provides services to clients in the manufacturing sector, and Virtual Solutions Inc. (“VSI”), which serves clients in the state government sector during the year ended December 31, 2012.

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

Restructuring Charges

Lionbridge recorded $3.5 million of restructuring charges in the year ended December 31, 2013. The $3.5 million of restructuring charges recorded in 2013 included $3.2 million for workforce reductions in Europe, the Americas and Asia consisting of 34 technical staff, 18 administrative staff and 9 sales staff, and $0.3 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. All these charges are related to the GLC segment. The Company made $4.5 million of cash payments in 2013 all of which related to the GLC operating segments.

Lionbridge recorded $3.6 million of restructuring charges in the year ended December 31, 2012. The $3.6 million of restructuring charges recorded in 2012 included $3.3 million for workforce reductions in Europe, the Americas and Asia consisting of 35 technical staff and 4 administrative staff, $0.3 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. All these charges are related to the Company’s GLC segment. The Company made $2.7 million of cash payments in 2012 all of which related to the GLC operating segment.

Lionbridge recorded $3.4 million of restructuring charges in the year ended December 31, 2011. The $3.4 million included $2.8 million for workforce reductions in Europe, the Americas and Asia consisting of 53 technical staff, 7 administrative staff and 1 sales staff, $0.2 million recorded for vacated facilities and associated site closure costs, $0.4 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, and ASC 712, and related literature. Of these charges, $3.4 million related to the Company’s GLC segment and $9,000 related to the Interpretation segment. The Company made $7.1 million of cash payments related to restructuring in 2011, $7.1 million, $8,000 and $9,000 related to the GLC, GES and Interpretation segments, respectively.

The following table summarizes the restructuring reserve activity for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	2013	2012	2011
Beginning balance, January 1	$3,794	$2,867	$6,607
Employee severance:
Restructuring charges recorded	3,244	3,273	2,834
Cash payments related to liabilities recorded on exit or disposal activities	(4,220)	(2,294)	(6,395)

	$(976)	$979	$(3,561)

Vacated facility/lease termination:
Restructuring charges recorded	$35	$—	$178
Revisions of estimated liabilities	248	328	345
Cash payments related to liabilities assumed and recorded on business combinations	—	—	—
Cash payments related to liabilities recorded on exit or disposal activities	(294)	(380)	(702)

	(11)	(52)	(179)

Ending balance, December 31	$2,807	$3,794	$2,867

At December 31, 2013, the consolidated balance sheet includes accruals totaling $2.8 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.2 million of this will be fully utilized in 2014. The remaining $1.6 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

Non-Cash Charges

Stock-Based Compensation

Lionbridge recorded stock-based compensation of approximately $6.8 million, $5.8 million and $5.5 million in 2013, 2012 and 2011, respectively, in connection with stock options and restricted stock awards.

Lionbridge issued 1,768,068 and 2,090,621 shares of restricted common stock and restricted stock units, respectively, with a fair market value of $6.9 million and $5.9 million in 2013 and 2012, respectively. Of the total 1,768,068 shares of restricted common stock and restricted stock units issued in 2013, 1,337,500 have restrictions on disposition which lapse over four years from the date of grant, 53,568 have restrictions on disposition which lapse over thirteen months from the date of grant, and 377,000 restricted shares were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance based stock incentive awards under the Corporation’s 2005 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee. Lionbridge currently expects to amortize the following unamortized compensation in connection with restricted stock awards outstanding as of December 31, 2013 in the years ending (in thousands):

Year ending December 31,
2014	$4,551
2015	2,260
2016	1,262
2017	118

$8,191

For the years ended December 31, 2013, 2012 and 2011, 350,000, 422,500 and 424,500 stock options were granted, respectively.

Lionbridge currently expects to amortize the following amounts of stock-based compensation related to stock options outstanding as of December 31, 2013 in the years ending (in thousands):

Year ending December 31,
2014	$531
2015	275
2016	122
2017	1

$929

Executive Summary

In 2013, we implemented many aspects of our long-term strategy to grow our business through large, recurring relationships with global organizations and to leverage our proven crowd-in-the-cloudSM delivery model for translation to provide a broader set of global engagement solutions for our existing and prospective clients. As a result of these strategic accomplishments, we believe we are positioned to increase our growth and profitability and allow our clients to connect, engage and support their customers more intelligently, effectively and consistently across languages, geographies, technology platforms and devices. Lionbridge’s ongoing strategy includes:

—

Expanding GAAP profitability.    In 2013, Lionbridge delivered strong GAAP profitability due to revenue growth from existing and new clients and the efficiency benefits of our cloud technologies, and the cost benefits of our multi-year cost reduction programs. As a result, in 2013, we increased our GAAP profitability through strong revenue growth, gross margin expansion and ongoing cost control.

—

Growing recurring relationships with some of the world’s most respected global organizations.    Lionbridge maintains strong recurring client relationships. In 2013, 95% of our revenue was derived from clients that had procured solutions from Lionbridge every quarter for four consecutive quarters or longer. We maintain and grow these recurring relationships because our clients rely on our solutions to find, engage and sell to and support their customers globally with locally relevant, high quality content and products. In 2013, we expanded and extended relationships with several of our existing large clients in the technology and manufacturing sectors and established new recurring relationships with organizations in retail, automotive, manufacturing and life sciences sectors.

—

Broadening the services we offer across multiple departments of large enterprises.    Over the past decade Lionbridge has provided sophisticated translation and localization services for product marketing and localization departments of large technology clients. Over the past two years, Lionbridge has developed new offerings aimed at meeting the needs of new decision makers in functions across the enterprise including marketing and support departments. These new offerings build on our global delivery skills and we believe enable Lionbridge to add new value to new and existing enterprise clients. For example, our Global Marketing Operations (“GMO”) offering, which we introduced in late 2011, grew more than 44% in 2013 as compared to 2012. For this offering, aimed at marketing executives at large global enterprises, Lionbridge creates, manages, translates and deploys digital marketing content and campaigns across languages, technical platforms and local markets worldwide.

—

Expanding our Vertical Market Strategy.    Throughout our history, Lionbridge has built long-term relationships with clients in the technology sector. Over the past several years, we have expanded our growth opportunities by establishing relationships with clients in other industry sectors, including internet and media, mobile and telecommunications, manufacturing (which includes automotive and aerospace) and life sciences. As a result of our organic growth strategy and our acquisitions over the past few years, the Company grew its revenue in 2013 within diverse end markets including manufacturing, retail, life sciences, automotive and information services.

—

Extending our leadership in business process crowdsourcing (BPC).    Since our founding in 1996, Lionbridge has sought to identify, qualify and interact with a large global population of independent, freelance professionals who have specific language, domain, technical or locale-specific knowledge. This dedicated crowd of professionals complements our own program management expertise and enables us to deliver our services effectively and efficiently. To complement and extend the Company’s existing crowdsourcing offerings for translation, interpretation, and multilingual search relevance rating, in 2013 Lionbridge added other crowdsourcing services, including data management services, in-country testing and crowd-based translation for user generated content. As a result, during the year Lionbridge secured a number of new business process crowdsourcing solutions projects with clients in the information services and consumer technology markets. For these programs Lionbridge utilized its secure task management platform and dedicated crowds of professionals to research, test and validate data, information and usability metrics to help clients improve their applications, products and information.

—

Implementing new online sales and delivery channels.    Lionbridge has established and grown its strong recurring revenue relationships across end markets using a global enterprise sales force of seasoned sales professionals. These sales professionals work with a global team of qualified solution architects to develop and sell large-scale, technology-enabled solutions configured for the specific needs of each client. To complement this successful enterprise sales model, in 2013, we developed and launched Lionbridge onDemand, a dedicated online model for clients to select and access translation solutions for specific content such as videos, presentations, sales collateral and PDFs. By enabling clients to select and complete their multilingual projects rapidly online, Lionbridge seeks to satisy the needs of buyers who have short-term, fast-turnaround translation projects that may not be identified or satisfied using a traditional enterprise sales approach. As we ended 2013 we began to sell and deliver a number of projects through OnDemand.

—

Adjusting our cost structure to respond more quickly to changes in customer demand.    Lionbridge continually evaluates and adjusts our global cost structure to respond to the variable demand for our services, In 2013 Lionbridge continued to implement a number of cost-cutting and restructuring activities during the year focused primarily within its GLC segment. These activities enabled Lionbridge to enhance the efficiency of the Company’s global GLC segment and increase our total company profitability during the year.

In 2014, Lionbridge expects revenue to increase from 2013 primarily as a result of growth driven by anticipated increases in revenue from several large recurring client relationships; new and expanded relationships with organizations in specific vertical markets such as life sciences, manufacturing and retail; ongoing growth from our global marketing offerings, and new revenue opportunities from our global crowdsourcing offerings. Lionbridge expects to offset traditional pricing pressure for certain new projects and contract renewals within the GLC segment with new opportunities in other segments, and by utilizing our technology, global scale and by continuing our ongoing cost management and operational efficiency initiatives. To facilitate the growth of our new offerings and new vertical markets, Lionbridge expects to continue to increase our sales and marketing initiatives and personnel in 2014.

In 2014, Lionbridge expects to continue to implement aspects of our long-term strategy by establishing recurring relationships with large clients, providing the capability, capacity, and in-country expertise our clients require, and by extending our new offerings and new technologies to potential customers. As a result, the Company expects to increase market opportunities, improve operational efficiency, and enhance productivity for its clients, which may in turn, contribute to Lionbridge’s revenue and profitability growth opportunities.

Financial Overview

During 2013, the Company’s revenue increased 7% and income before income taxes increased by $5.3 million year-over-year reflecting the effectiveness of the Company’s ongoing cost management activities and its technology-assisted production model which increase production efficiency and reduce overhead costs.

The Company has benefitted from long-term, recurring relationships with its large clients. In 2013, 87% of the Company’s total annual revenue was generated from clients that utilized the Company’s services every quarter for 12 consecutive quarters or longer. The Company’s quarterly results have generally been impacted by the timing of product release cycles of its customers, particularly from customers in the technology sector. The Company expects that it will continue to generate and increase revenue from its long-term customers and that it may generate demand from new customers in 2014, although the timing and scope of engagements may vary.

Certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to the Euro and other currencies, as a large portion of its cost of revenue and operating expenses are incurred in Euros and other currencies, while the majority of its revenues are recorded in U.S. Dollars. Approximately 32% of Lionbridge’s revenue is denominated in non-U.S. Dollars but approximately

61% of the Company’s costs are denominated in non-U.S. Dollar, principally the Euro. During 2013, the value of the U.S. Dollar relative to other currencies did not change significantly and did not have a material impact on the Company’s operating income and net income.

The Company’s liquidity position remains strong, in part due to effective cash management actions. Lionbridge generated approximately $29.1 million in cash flow from operations during 2013. The Company’s cash as of December 31, 2013 was $38.9 million and the Company concluded 2013 in a net cash positive position.

Revenue increased 7% year-over-year. The Company believes that its continued focus on a more efficient cost and operating structure, coupled with its continued investment in innovative language technologies, will allow the Company to enhance its operating results in 2014, particularly if customer demand for the Company’s services continues to strengthen.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenue.

	Year Ended December 31,
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	68.4	68.7	69.2
Sales and marketing	7.4	7.6	7.8
General and administrative	16.4	16.5	17.5
Research and development	1.4	1.2	1.4
Depreciation and amortization	1.5	1.4	1.4
Amortization of acquisition-related intangible assets	0.7	0.5	0.6
Restructuring, impairment and other charges	1.1	1.8	0.8

Total operating expenses	96.8	97.7	98.7

Income from operations	3.2	2.3	1.3
Interest expense:
Interest on outstanding debt	0.2	0.2	0.2
Amortization of deferred financing charges	0.0	—	0.1
Interest income	0.0	—	(0.2)
Other expense, net	0.2	0.2	0.8

Income before income taxes	2.8	1.9	0.4
Provision for (benefit from) income taxes	0.4	(0.6)	—

Net income	2.4%	2.5%	0.4%

Revenue.    The following table shows Global Language and Content (“GLC”), Global Enterprise Solutions (“GES”), and Interpretation revenues in dollars and as a percentage of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands except percentages):

	2013		2012		2011
GLC	$321,020	66%	$314,740	69%	$295,337	69%
GES	145,788	30%	119,050	26%	109,536	26%
Interpretation	22,388	4%	23,408	5%	22,983	5%

Total revenue	$489,196	100%	$457,198	100%	$427,856	100%

Year Ended December 31, 2013 versus Year Ended December 31, 2012

In 2013, total revenue was $489.2 million, an increase of $32.0 million, or 7.0% from $457.2 million in 2012. Revenue increases during 2013 in the GLC and GES segments were $6.3 million and $26.7 million, respectively, which were offset partially by the Interpretation segment decrease of $1.0 million as compared to 2012. The period-over-period increase in total revenue includes approximately $1.6 million due to the favorable impact of the weakening of the U.S. Dollar against most foreign currencies, in particular the Euro, as compared to the prior year. Lionbridge conducts a large portion of its business in international markets. Approximately 32% of its revenue for the year ended December 31, 2013 was denominated in foreign currencies, primarily the Euro, as compared to 35% during 2012. A fluctuation in foreign currency exchange rates primarily affects the GLC segment.

Revenue from the Company’s GLC segment for the year ended December 31, 2013 increased $6.3 million, or 2.0%, to $321.0 million from $314.7 million for the year ended December 31, 2012. Approximately $4.7 million of the increase was attributable to incremental revenue from the acquisition of PRI, which was acquired on June 1, 2012, and $1.5 million related to the favorable impact of the weakening in the exchange rate of the U.S. Dollar against most foreign currencies, in particular the Euro, period-over-period. While the GLC segment experienced lower than anticipated demand from several product translation clients during the first quarter of 2013, the GLC segment improved in the remainder of the year, as demand for the Company’s translation services increased.

Revenue from the Company’s GES segment for the year ended December 31, 2013 increased $26.7 million, or 22.5%, to $145.8 million from $119.1 million for the year ended December 31, 2012, primarily as a result of a large multi-year program with an existing client. The GES segment generally has a number of large client programs that experience periods of high growth and subsequent ramp-down when the project completes. Due to the maturity of this program, we expect that GES segment revenue for 2014 will be largely consistent with 2013 levels. Revenue in the GES segment is not materially affected by fluctuations in foreign currency.

Revenue from the Company’s Interpretation segment for the year ended December 31, 2013 was $22.4 million, a decrease of $1.0 million, or 4.4%, from $23.4 million for the year ended December 31, 2012 as a result of the negative impact of federal government sequestration. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency.

Year Ended December 31, 2012 versus Year Ended December 31, 2011

In 2012, total revenue was $457.2 million, an increase of $29.3 million, or 6.9% from $427.9 million in 2011. This period-over-period increase in total revenue was primarily due to approximately $33.2 million, or 7.8%, of organic growth and $6.4 million of incremental revenue from our acquisitions of PRI and VSI during 2012, partially offset by approximately $10.3 million due to the unfavorable impact of the strengthening of the U.S. Dollar against most foreign currencies, in particular the Euro, as compared to the prior year. Lionbridge conducts a large portion of its business in international markets. Approximately 35% of its revenue for the year ended December 31, 2012 was denominated in foreign currencies, primarily the Euro. A fluctuation in foreign currency exchange rates primarily affects the GLC segment. Revenue increases during 2012 in the GLC, GES and Interpretation segments were $19.4 million, $9.5 million and $0.4 million respectively, as compared to 2011.

In 2012, revenue from the Company’s GLC business for the year ended December 31, 2012 increased $19.4 million, or 6.6%, to $314.7 million from $295.3 million for the year ended December 31, 2011. As compared to 2011, GLC revenue increased approximately $22.9 million, or 7.8% due to organic growth and $6.2 million from revenues related to the acquisition of PRI in June 2012, partially offset by approximately $9.7 million from the unfavorable impact of the strengthening in the exchange rate of the U.S. Dollar against most foreign currencies, in particular the Euro, period-over-period.

In 2012, revenue from the Company’s GES business for the year ended December 31, 2012 was $119.1 million, an increase of $9.6 million, or 8.7%, from $109.5 million for the year ended December 31, 2011. The period-over-period increase in GES revenue was primarily due to expanded customer engagements with two existing clients and a new, large-scale program with a client in the technology sector that began in the second half of the year.

In 2012, revenue from the Company’s Interpretation business for the year ended December 31, 2012 was $23.4 million, an increase of $0.4 million, or 1.7%, from $23.0 million for the year ended December 31, 2011. The period-over-period increase in Interpretation revenue was primarily due to increased volume from one large customer engagement. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Lionbridge’s ten largest customers accounted for 57% of revenue in 2013 as compared to 55% of revenue in 2012 and 56% of revenue in 2011.

Cost of Revenue.    Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation and testing services provided by third parties as well as salaries and associated employer taxes and employee benefits for personnel related to client engagements. The following table shows GLC, GES and Interpretation cost of revenue, the percentage change from the prior year and as a percentage of revenue for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	2013	2012	% Change 2013 to 2012	2012	2011	% Change 2012 to 2011
GLC:
Cost of revenue	$215,612	$211,555	1.9%	$211,555	$199,857	5.9%
Percentage of revenue	67.2%	67.2%		67.2%	67.7%
GES:
Cost of revenue	100,323	83,094	20.7%	83,094	76,601	8.5%
Percentage of revenue	68.8%	69.8%		69.8%	69.9%
Interpretation:
Cost of revenue	18,578	19,603	-5.2%	19,603	19,763	-0.8%
Percentage of revenue	83.0%	83.7%		83.7%	86.0%

Total cost of revenue	$334,513	$314,252	6.4%	$314,252	$296,221	6.1%

Percentage of revenue	68.4%	68.7%		68.7%	69.2%

Year Ended December 31, 2013 versus Year Ended December 31, 2012

For the year ended December 31, 2013, total cost of revenue was $334.5 million, an increase of $20.3 million, or 6.4%, as compared to $314.3 million for the year ended December 31, 2012. The increase is attributable to an $11.2 million increase in variable outsourcing costs and a $10.2 million increase in employee-related costs to largely support increased revenue, partially offset by a decrease of $1.0 million in other costs and a $0.1 million favorable currency impact year-over-year.

As a percentage of revenue, total cost of revenue decreased slightly to 68.4% during 2013 as compared to 68.7% during 2012. This decrease was primarily the result of the increase in revenue related to the aforementioned large multi-year program with an existing client in the GES segment.

Each segment provides distinctive services with different gross margins. For the year ended December 31, 2013, GLC, GES and Interpretation accounted for approximately 66%, 30% and 4%, respectively, of the total revenue. For the year ended December 31, 2012, GLC, GES and Interpretation accounted for approximately 69%, 26% and 5%, respectively, of the total revenue.

For the year ended December 31, 2013, GLC cost of revenue increased $4.1 million, or 1.9% to $215.6 million as compared to $211.6 million for the year ended December 31, 2012. This increase was attributable to $4.3 million of incremental cost in 2013 for PRI, which was acquired on June 1, 2012 being partially offset by a net $0.2 million decrease in other costs.

Cost of revenue as a percentage of revenue in the Company’s GLC segment remained unchanged at 67.2% for the year ended December 31, 2013, as compared to for the same period of the prior year.

For the year ended December 31, 2013, GES cost of revenue was $100.3 million, an increase of $17.2 million, or 20.7%, as compared to $83.1 million for the year ended December 31, 2012. This increase was primarily associated with incremental variable outsourcing costs and to a lesser extent other employee costs to support the 22.5% increase in revenue as compared to the corresponding period of the prior year.

Cost of revenue as a percentage of revenue in the Company’s GES segment decreased to 68.8% for the year ended December 31, 2013, as compared to 69.8% for the prior year, primarily as a result of the increase in revenue from the aforementioned large multi-year program with an existing client. Though the large multi-year program has grown significantly over the past two years, we expect revenues from this program to remain unchanged in 2014 when compared to 2013. In addition, we plan on making investments to our business process crowdsourcing solutions in 2014 which may cause cost of revenue as a percentage of revenue in the GES segment to increase in 2014.

For the year ended December 31, 2013, Interpretation cost of revenue decreased $1.0 million, or 5.2%, to $18.6 million from $19.6 million for the year ended December 31, 2012, primarily due to a decrease in variable outsourcing costs of $0.9 million as a result of decreased segment revenue and a more favorable mix of telephonic interpretation versus on-site interpretation, and a decrease in other costs of $0.1 million.

Cost of revenue as a percentage of revenue in the Company’s Interpretation business decreased to 83.0% for the year ended December 31, 2013, as compared to 83.7% for the year ended December 31, 2012. This decrease is primarily due to a more favorable mix of telephonic interpretation versus on-site interpretation.

Year Ended December 31, 2012 versus Year Ended December 31, 2011

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

During 2012, as a percentage of revenue, cost of revenue decreased to 68.7% as compared to 69.2% for the prior year. This decrease was primarily the result of revenue volume and positive customer and work mix in the Company’s GLC and GES segments, and the favorable impact of the strengthening of the U.S. Dollar against certain foreign currencies, particularly the Euro, as compared to 2011, which benefitted cost of revenue by approximately $13.9 million.

Each segment provides distinctive services with different gross margins. For the year ended December 31, 2012, GLC, GES and Interpretation accounted for approximately 69%, 26% and 5%, respectively, of the total revenue. For the year ended December 31, 2011, GLC, GES and Interpretation accounted for approximately 69%, 26% and 5%, respectively, of the total revenue.

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

Cost of revenue as a percentage of revenue in the Company’s GLC segment decreased to 67.2% for the year ended December 31, 2012, as compared to 67.7% for the same period of the prior year.

For the year ended December 31, 2012, GES cost of revenue was $83.1 million, an increase of $6.5 million, or 8.5%, as compared to $76.6 million for the same period of 2011. This increase was primarily associated with the 8.7% increase in revenue as compared to the corresponding period of the prior year.

Cost of revenue as a percentage of revenue in the Company’s GES segment was relatively unchanged at 69.8% for the year ended December 31, 2012, as compared to 69.9% for the same period of the prior year.

For the year ended December 31, 2012, Interpretation cost of revenue was $19.6 million, a decrease of $0.2 million, or 0.8%, as compared to $19.8 million for the same period of 2011. This decrease was primarily associated with the service process improvements.

Cost of revenue as a percentage of revenue in the Company’s Interpretation segment decreased to 83.7% for the year ended December 31, 2012, as compared to 86.0% for the same period of the prior year. This decrease is primarily due to higher pricing for a certain large customer, cost savings as a result of service process improvements and increased revenue period-over-period.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employer taxes and employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, investor and public relations and other market development programs. The following table shows sales and marketing expenses, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands except percentages):

	2013	2012	2011
Total sales and marketing expenses	$36,216	$34,807	$33,563
Increase from prior year	1,409	1,244	2,345
Percentage of revenue	7.4%	7.6%	7.8%

Year Ended December 31, 2013 versus Year Ended December 31, 2012

For the year ended December 31, 2013, sales and marketing expenses increased $1.4 million to $36.2 million as compared to $34.8 million for the year ended December 31, 2012. This increase is primarily attributable to increased compensation and travel costs to support the $32.0 million increase in revenue, year-over-year. Sales and marketing expenses for 2013 were negatively impacted by approximately $0.1 million due to fluctuations in foreign currency exchange rates. As a percentage of revenue, sales and marketing expenses decreased slightly to 7.4% as compared to 7.6% for the same period of the prior year.

Year Ended December 31, 2012 versus Year Ended December 31, 2011

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

General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employer taxes and employee benefits and travel, facilities costs, information systems costs; professional fees, business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands except percentages):

	2013	2012	2011
Total general and administrative expenses	$80,462	$75,258	$75,047
Increase from prior year	5,204	211	960
Percentage of revenue	16.4%	16.5%	17.5%

Year Ended December 31, 2013 versus Year Ended December 31, 2012

For the year ended December 31, 2013, general and administrative expenses increased $5.2 million to $80.5 million as compared to $75.3 million for the year ended December 31, 2012. General and administrative expenses increased $5.5 million, or 7.3% as the Company invested in certain infrastructure areas to support the $32.0 million increase in revenue and future growth, partially offset by $0.3 million of currency translation impact. Expense also decreased due to $0.8 million in employee compensation and benefits of certain personnel were shifted from general and administrative in 2012 to research and development in 2013. Approximately 49% of general and administrative expenses are denominated in non-U.S. Dollars and of that amount a majority of these expenses related to rent and compensation expense. As a percentage of revenue, general and administrative expenses decreased to 16.4% for the year ended December 31, 2013, as compared to 16.5%, for the same period of the prior year. This decrease is primarily associated with the $32.0 million increase in revenue year-over-year.

Year Ended December 31, 2012 versus Year Ended December 31, 2011

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

Research and Development.    Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform, its Translation Workspace SaaS-based offering and its customizable real-time automated machine translation technology known as GeoFluent. The cost consists primarily of salaries and associated employer taxes and employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands except percentages):

	2013	2012	2011
Total research and development expenses	$6,750	$5,399	$5,765
Increase/(decrease) from prior year	1,351	(366)	1,885
Percentage of revenue	1.4%	1.2%	1.4%

Year Ended December 31, 2013 versus Year Ended December 31, 2012

For the year ended December 31, 2013, research and development expenses increased $1.4 million to $6.8 million as compared to $5.4 million for the year ended December 31, 2012. This increase is primarily attributable to $0.8 million in employee compensation and benefits of certain personnel whose functions and activities shifted from general and administrative in 2012 to research and development in 2013, $0.5 million of other costs and to a lesser extent $0.1 million of non-recurring charges for certain employer tax-related accruals in the second quarter of 2013.

Year Ended December 31, 2012 versus Year Ended December 31, 2011

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

Depreciation and Amortization.    Depreciation and amortization expense consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the prior year and as a percentage of revenue for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands except percentages):

	2013	2012	2011
Total depreciation and amortization expense	$7,374	$6,616	$5,956
Increase from prior year	758	660	1,055
Percentage of revenue	1.5%	1.4%	1.4%

Year Ended December 31, 2013 versus Year Ended December 31, 2012

For the year ended December 31, 2013, depreciation and amortization expense increased by $0.8 million to $7.4 million as compared to $6.6 million for the year ended December 31, 2012. This increase is primarily the result of depreciation of the increased investment in internal and external capitalized costs for the Company’s web-based hosted management technology platform, its Translation Workspace SaaS-based offering and its customizable real-time automated machine translation technology known as GeoFluent and additional investments in infrastructure made during the year.

Year Ended December 31, 2012 versus Year Ended December 31, 2011

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

Amortization of Acquisition-related Intangible Assets.    Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets from acquired businesses. Amortization expense for 2013 of $3.4 million relates to the amortization of identifiable intangible assets from acquisitions made prior to 2011, the acquisitions of PRI and VSI from 2012, and the E5 acquisition from 2013. Amortization expense for 2012 of $2.5 million relates to the amortization of identifiable intangible assets acquired from acquisitions made prior to 2011, PRI and VSI. Amortization expense for 2011 of $2.3 million relates to the amortization of identifiable intangible assets acquired from previous acquisitions.

Restructuring, impairment and Other Charges.    Restructuring, impairment and other charges were $5.1 million, $8.2 million and $3.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Restructuring, impairment and other charges for the year ended December 31, 2013 consisted of $3.5 million of restructuring charges and $1.6 million of other charges. The restructuring charges included $3.2 million for workforce reductions in Europe, the Americas and Asia consisting of 34 technical staff, 18 administrative staff and 9 sales staff, and $0.3 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. All these charges are related to the GLC segment. The Company made $4.5 million of cash payments in 2013 all of which related to the GLC operating segments. The other charges related to the Company’s engagement in strategic initiatives, direct acquisition costs principally related to the acquisition of E5 and true-ups to the fair value of the deferred acquisition liability associated with VSI.

Restructuring, impairment and other charges for the year ended December 31, 2012 consisted of $3.6 million of restructuring charges, $4.2 million of impairment charges and $0.4 million of other charges. The $3.6 million of charges for 2012 was comprised of $3.3 million of opportunistic workforce reductions in Europe, the Americas and Asia and $0.3 million of additional costs recorded for a previously vacated facility. The impairment charges included a $4.0 million impairment charge related to certain software license and capitalized development costs associated with the expected cash flows from our license of automated machine translation technology from IBM Corporation and a $0.2 million impairment charge related to the decision to offer for sale certain real property of the Company located in Wuppertal, Germany. The remaining other charges of approximately $0.4 million were acquisition-related costs related to its acquisitions or PRI and VSI during 2012.

The charges in 2011 primarily related to the global restructuring plan we announced in March 2009 to reduce our workforce by 8% and close or consolidate certain office in order to streamline our global footprint and reduce our fixed operating costs. The restructuring plan was originally estimated to cost $13 to $15 million, with a majority estimated to be incurred in 2009, and estimated cost savings were $18 to $20 million on an annualized basis, with $6 to $9 million in 2009. While we achieved our expected cost savings, the total cost of the programs was higher than anticipated at approximately $18 million over the 3-year period and certain actions expected to occur in 2009 were deferred until 2010 and 2011. This was primarily due to the need for certain personnel to continue to support client engagements for a longer period. As of December 31, 2013, this restructuring plan was substantially complete with no material expected future impacts to operating results, liquidity or cash flows. For further information regarding restructuring charges, refer to the section titled “Restructuring Charges” within the “Overview” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest Expense.    Interest expense represents interest paid or payable on debt and the amortization of deferred financing costs. The following table shows interest expense, dollar changes from the prior year and as a percentage of revenue for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands except percentages):

	2013	2012	2011
Total interest expense	$966	$831	$822
Increase(decrease) from prior year	135	9	(428)
Percentage of revenue	0.2%	0.2%	0.3%

For the year ended December 31, 2013, interest expense increased $0.1 million as compared to the same period of the prior year.

For the year ended December 31, 2012, interest expense remained unchanged at $0.8 million as compared to the same period of the prior year.

Other Expense, Net.    Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. For the years ended December 31, 2013 and December 31, 2012, respectively, the Company recognized $0.9 million and $1.1 million in other expense, net, primarily related to foreign currency transaction losses attributable to differences among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year.

Income Before Income Taxes.    The components of income before income taxes were as follows for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	2013	2012	2011
United States	$3,939	$3,626	$(2,324)
Foreign	9,725	4,775	3,981

Income before income taxes	$13,664	$8,401	$1,657

During the year ended December 31, 2013, our United States operations generated $3.9 million of income before income taxes as compared to income of $3.6 million for the year ended December 31, 2012 and a loss of $2.3 million for the year ended December 31, 2011 as a result of improved operating performance over the course of the three years. The foreign operations generated income before income taxes of $9.7 million for the year ended December 31, 2013 as compared to income of $4.8 million during the year ended December 31, 2012 and $4.0 million during the year ended December 31, 2011. A significant portion of our operating costs are incurred outside the United States and a majority of our foreign affiliates are subject to cost-based transfer pricing agreements which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The positive trend experienced in our foreign operations’ results from 2011 through 2013 is due to significant restructuring charges in our foreign locations over the past several years, primarily in Europe, focused on making our operations more efficient. Such restructuring charges are generally excluded from the calculation of cost-based profits for our foreign affiliates. The operating cost savings realized as a result of those restructuring charges contributed to the positive trend in 2011 through 2013.

Provision for (Benefit from) Income Taxes.    The following table shows the provision for income taxes and the effective income tax rate for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	2013	2012	2011
Provision for (benefit from) income taxes	$2,024	$(2,931)	$(71)
Effective income tax rate	14.8%	-34.9%	-4.3%

Income tax expense increased by $5.0 million, to an expense of $2.0 million in 2013 from a benefit of $(2.9) million in 2012. The 2013 tax expense is primarily attributable to an increase in current tax expense of $2.7 million from tax on profits in various jurisdictions offset by a benefit of $0.4 million from the release of the Company’s reserves for uncertain tax positions, and a benefit of $0.6 million from prior period adjustments related to uncertain tax positions.

The Company recognizes tax reserves for uncertainty in income taxes and adjusts these reserves when our judgment changes as a result of the evaluation of new information that was not previously available. Due to the complexity of the tax rules surrounding the Company’s uncertain tax positions the ultimate resolution of these uncertainties may be materially different from our current estimate. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

The Company’s unrecognized tax benefits include transfer pricing exposures from the allocation of income between tax jurisdictions. Lionbridge believes that it is reasonably possible that approximately $0.8 million of its unrecognized tax positions, consisting of several items in various jurisdictions, may be recognized by the end of 2014 as a result of a lapse of the statute of limitations.

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

Lionbridge’s provision for (benefit from) income taxes and our effective income tax rate are significantly impacted by the mix of our domestic and foreign income (loss) before income taxes. Our cost-based transfer pricing model for certain of our foreign affiliates generally results in foreign income. The foreign tax provision on that foreign income is calculated using the enacted statutory rates in those jurisdictions, which currently ranges from 12.5% to 36%. However, in periods where our consolidated income (loss) before income tax is marginal, because of the significance of our foreign operations and our cost-based transfer pricing methodology such foreign profits could exceed consolidated income before taxes and the associated foreign tax provision could result in an overall effective income tax rate that is disproportionate to the consolidated income (loss) before income taxes. Additionally, the provision of a full valuation allowance against our domestic net deferred tax assets results in no U.S. tax benefit recognized for domestic losses, which further impacts the overall consolidated effective income tax rate in periods where the foreign operations have income and the domestic operations reports a loss.

Non-GAAP Financial Measures

We also measure our performance using non-GAAP measurements of adjusted earnings and adjusted earnings per share. We define adjusted earnings and adjusted earnings per share as GAAP net income excluding amortization of acquisition-related intangible assets, stock-based compensation, restructuring, impairment and other charges and asset impairment charges. We believe these non-GAP measures are useful to management and investors in evaluating our operating performance for the periods presented. These Non-GAAP financial measures should not be viewed as alternatives to GAAP measures of performance. Management believes the most directly comparable GAAP financial measures for adjusted earnings and adjusted earnings per share are net income and diluted net income per share, respectively. The following table reconciles net income and earnings per share to adjusted net income and adjusted earnings per share (in thousands, except per share amounts):

	For the Years Ended December 31,
	2013	2012	2011
Net income	$11,640	$11,332	$1,728
Amortization of acquisition-related intangible assets	3,351	2,454	2,332
Stock-based compensation	6,777	5,784	5,515
Restructuring, impairment and other charges	5,114	3,969	3,369
Asset impairment	—	4,237	—

Adjusted earnings	$26,882	$27,776	$12,944

Fully diluted weighted average number of common shares outstanding	62,003	61,119	59,478
Adjusted diluted earnings per share	$0.43	$0.45	$0.22

Liquidity and Capital Resources

The following table shows cash and cash equivalents, working capital, net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	2013	2012	2011
Cash and cash equivalents	$38,867	$25,797	$25,219
Working capital	64,202	52,182	45,515
Net cash provided by operating activities	29,118	18,523	9,834
Net cash used in investing activities	(10,663)	(21,616)	(13,040)
Net cash (used in) provided by financing activities	(5,489)	3,189	90

In 2013, Lionbridge’s working capital increased $12.0 million, inclusive of approximately $0.6 million in working capital acquired with E5, to $64.2 million at December 31, 2013, as compared to $52.2 million at December 31, 2012. The increase was primarily due to increases in cash and cash equivalents, accounts receivable and other current assets, partially offset primarily by a decrease in unbilled receivables and an increase in accounts payable, accrued compensation and deferred revenue.

As of December 31, 2013, cash and cash equivalents totaled $38.9 million, an increase of $13.1 million from $25.8 million at December 31, 2012. The increase was primarily due to $29.1 million of cash provided by operating activities, $1.0 million cash received for issuance of common stock under option plans and $0.3 million net proceeds on long-term debt, partially offset by $9.0 million of purchased of property and equipment, $5.2 million of cash paid to repurchase common shares and $2.8 million paid for acquisitions.

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

Accounts receivable and unbilled receivables at December 31, 2013 totaled $89.9 million, an increase of $3.6 million from $86.3 million at December 31, 2012. As of December 31, 2013, other current assets increased $1.2 million to $12.9 million from $11.7 million at December 31, 2012. Current liabilities totaled $77.5 million, an increase of $5.9 million from $71.6 million at December 31, 2012.

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

Cash Flows From Operating Activities

Net cash provided by operating activities was $29.1 million in 2013 as compared to $18.5 million in 2012. The primary sources of cash in 2013 were $11.6 million of net income, $18.7 million in depreciation, amortization, stock-based compensation and other non-cash expenses, a $2.7 million net decrease in unbilled receivables and a $4.0 million increase in accounts payable and accrued expenses, partially offset by a $7.2 million net increase in accounts receivable and other current assets and a $2.2 million decrease in accrued restructuring and income taxes payable.

In 2012, net cash provided by operating activities was $18.5 million in 2012 as compared to $9.8 million in 2011. The primary source of cash in 2012 was $11.3 million of net income (inclusive of $14.3 million in depreciation, amortization, stock-based compensation and other non-cash expenses), a $2.7 million net decrease in other operating assets and a $2.4 million increase in accounts payable and income taxes payable, partially offset by a $2.6 million net increase in accounts receivable and unbilled receivables and a $9.6 million decrease in accrued expenses, deferred revenue and other liabilities.

Lionbridge has not experienced any significant trends in accounts receivable and unbilled receivables other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Cash Flows From Investing Activities

Net cash used in investing activities decreased $10.9 million to $10.7 million in 2013 as compared to $21.6 million in 2012. The primary use of cash in investing activity in 2013 was $9.0 million for the purchase of property and equipment and $1.7 million for the acquisition of E5, net of cash acquired.

In 2012, net cash used in investing activities increased $8.6 million to $21.6 million as compared to $13.0 million in 2011. The primary use of cash in investing activity in 2012 was $8.5 million for the purchase of property and equipment and $13.9 million for the acquisitions of PRI and VSI, net of cash acquired, partially offset by $0.7 million of cash received from the sale of property and equipment.

In 2011, net cash used in investing activities increased $5.1 million to $13.0 million in 2011 as compared to $8.0 million in 2010. The primary use of cash in investing activity in 2011 was $12.4 million for the purchase of property and equipment and $0.6 million in payments of forward contract hedges.

Cash Flows From Financing Activities

Net cash used in financing activities increased $8.7 million to $5.5 million in 2013 as compared to a $3.2 million cash generation in 2012. Cash used in financing activities consisted of $9.6 million in payments on long-term debt, $0.4 million in debt issuance costs, $5.2 million of cash paid for share repurchases and $1.1 million of post-closing contingent consideration payments related to the acquisitions of PRI and VSI. These were partially offset by $9.9 million is borrowings of debt and $1.0 million from the issuance of common stock under option plans.

In 2012, net cash provided by financing activities increased $3.1 million to $3.2 million as compared to $0.1 million in 2011. Cash provided by financing activities consisted of $10.0 million from borrowings on long-term debt and $1.4 million of proceeds from the issuance of common stock under option plans partially offset by $8.2 million in payments on long-term debt and $19,000 for payments of capital lease obligations.

In 2011, net cash provided by financing activities decreased $0.6 million to $0.1 million in 2011 as compared to $0.7 million in 2010. Cash provided by financing activities consisted of $0.1 million of proceeds from the issuance of common stock under option plans partially offset by $14,000 for payments of capital lease obligations.

On October 30, 2013, the Company amended and restated its Credit Agreement with HSBC Bank, as Administrative Agent and a lender, and a syndicate of other lenders (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes a $65 million senior secured revolving credit facility, which includes a $10 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing-line loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $35 million, dependent upon certain conditions. The interest rates are in the range of Prime Rate plus 0.25%—1.00% or LIBOR plus 1.25%—2.00% (at the Company’s discretion), depending on certain conditions. This facility expires on October 30, 2018, after which time the Company may need to secure new financing. The Company cannot assure that it will be able to secure new financing, or financing on terms that are acceptable. As of December 31, 2013, the Company has $27 million outstanding amounts under the Amended and Restated Credit Agreement at an interest rate of 1.67%. The fair value of debt approximates its current value of $27 million as of December 31, 2013. The fair value of the debt would be classified as a Level 2 measurement due to the use of inputs based on similar liabilities in the market.

The Company is required to maintained leverage and fixed charge coverage ratios and to comply with other covenants in the Amended and Restated Credit Agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other bank covenants as of December 31, 2013.

Lionbridge anticipates that its present cash and cash equivalents position and available financing under its Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for at least the next twelve months.

Contractual Obligations

The following table summarizes Lionbridge’s contractual cash obligations at December 31, 2013 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Debt	$27,000	$—	$—	$27,000	$—
Interest on debt (1)	2,178	451	902	825	—
Deferred acquisition liabilities (2)	2,007	1,213	794	—	—
Operating leases	50,845	12,259	18,154	7,208	13,224

	$82,030	$13,923	$19,850	$35,033	$13,224

(1)	Interest payment amounts are projected using market rates as of December 31, 2013. Future interest payments may differ from these projections based on changes in market interest rates.
(2)	Deferred acquisition liability amounts disclosed in this table exclude contingent consideration due to uncertainty in the actual payment amount. In February 2014 we determined and paid $0.9 million in contingent consideration related to the VSI acquisition.

As of December 31, 2013, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest and penalties was $4.9 million. Lionbridge believes that it is reasonably possible that approximately $0.8 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized by the end of 2014 as a result of a lapse of the statute of limitations.

As of December 31, 2013, Lionbridge did not have any material purchase obligations, or material long-term commitments other than those included in the table above reflected on its consolidated balance sheet.

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

Interest Rate Risk.    Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of December 31, 2013, $27.0 million was outstanding under this facility. A hypothetical 10% increase or decrease in interest rates would have approximately a $45,000 impact on the Company’s interest expense based on the $27 million outstanding at December 31, 2013 with an interest rate of 1.67%. The notional amount effectively converted that portion of the Company’s total floating rate credit facility to fixed rate debt. Additionally, Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists primarily of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk.    Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, 61% and 62% of its costs and expenses in 2013 and 2012, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 15% and 14% of the Company’s consolidated assets were subject to foreign currency exchange fluctuations as of December 31, 2013 and 2012, respectively, while 16% and 14% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of December 31, 2013 and 2012, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $34.8 million and $43.7 million as of December 31, 2013 and 2012, respectively. The principal foreign currency applicable to our business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the option to use derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at December 31, 2013.

Item 8.	Financial Statements and Supplementary Data

Lionbridge’s consolidated financial statements together with the related notes and the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, are set forth beginning on page 66 of this Form 10-K.

Quarterly Results of Operations

The following tables set forth unaudited consolidated quarterly financial data for the periods indicated. Lionbridge derived this data from its unaudited consolidated financial statements, and, in the opinion of management, they have been prepared on the same basis as Lionbridge’s audited consolidated financial statements for the years ended December 31, 2013 and 2012, and include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) (Amounts in thousands, except per share amounts) Quarter Ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
Revenue	$127,472	$124,647	$123,407	$113,670	$113,843	$112,070	$119,189	$112,096
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	85,290	83,088	84,253	81,882	79,330	76,176	80,573	78,173
Sales and marketing	9,219	8,725	9,123	9,149	9,755	7,913	8,630	8,509
General and administrative	21,219	20,574	19,188	19,481	17,588	18,990	19,504	19,176
Research and development	1,622	1,653	1,819	1,656	1,293	1,358	1,386	1,362
Depreciation and amortization	1,861	1,866	1,847	1,800	1,695	1,588	1,688	1,645
Amortization of acquisition-related intangible assets	867	828	828	828	754	675	545	480
Restructuring and other charges	1,730	1,363	1,297	724	962	241	6,719	284

Total operating expenses	121,808	118,097	118,355	115,520	111,377	106,941	119,045	109,629

Income from operations	5,664	6,550	5,052	(1,850)	2,466	5,129	144	2,467
Interest expense:
Interest on outstanding debt	115	213	210	237	189	171	182	190
Amortization of deferred financing costs	116	25	25	25	25	24	25	25
Interest income	12	41	13	26	22	20	18	20
Other (income) expense, net	(72)	66	592	292	249	165	671	(31)

Income (loss) before income taxes	5,517	6,287	4,238	(2,378)	2,025	4,789	(716)	2,303
(Benefit from) provision for income taxes (1)	(612)	1,273	771	592	(1,248)	700	(2,965)	582

Net income (loss)	$6,129	$5,014	$3,467	$(2,970)	$3,273	$4,089	$2,249	$1,721

Net income (loss) per share of common stock:
Basic	$0.10	$0.08	$0.06	$(0.05)	$0.05	$0.07	$0.04	$0.03
Diluted	$0.10	$0.08	$0.06	$(0.05)	$0.05	$0.07	$0.04	$0.03
Weighted average number of shares outstanding:
Basic	59,360	59,336	60,724	60,195	59,574	59,336	58,880	58,557
Diluted	62,443	61,537	62,436	60,195	62,628	61,537	60,390	59,662

(1)	Benefit from income taxes measurement adjustment of $0.2 million recorded in three month period ended June 30, 2012 in connection with the PRI acquisition.

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

In connection with the preparation of this Form 10-K, as of December 31, 2013, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013. This conclusion was communicated to the Audit Committee.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making its assessment of internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective at December 31, 2013 based on the criteria set forth in Internal Control-Integrated Framework.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report which appears in Item 15.

Changes in Internal Control over Financial Reporting.    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2014.

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information relating to directors and executive officers of Lionbridge is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2014, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2013.

Lionbridge has adopted a code of conduct that applies to all employees, including its principal executive officer, principal financial officer, and principal accounting officer. A copy of the code of ethics is available on Lionbridge’s Web site.

Item 11.	Executive Compensation

Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2014, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information relating to security ownership of certain beneficial owners and management and information on securities for issuance under equity compensation plans is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2014, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information relating to certain relationships and related transactions, and director independence is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2014, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2013.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal auditor fees and services is set forth under “Principal Auditor Fees and Services” in Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2014, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2013.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lionbridge Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Lionbridge Technologies, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2014

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$38,867	$25,797
Accounts receivable, net of allowances of $250 at December 31, 2013 and 2012	70,431	64,152
Unbilled receivables	19,498	22,127
Other current assets	12,938	11,729

Total current assets	141,734	123,805
Property and equipment, net	20,968	19,430
Asset held for sale	—	727
Goodwill	19,595	18,652
Acquisition-related intangible assets, net	13,226	16,181
Other assets	5,487	5,262

Total assets	$201,010	$184,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,784	$19,897
Accrued compensation and benefits	18,183	14,885
Accrued outsourcing	12,579	11,042
Accrued restructuring	1,201	2,210
Other accrued expenses and other current liabilities	11,155	11,092
Income taxes payable	2,047	3,220
Deferred revenue	10,583	9,277

Total current liabilities	77,532	71,623
Long-term debt	27,000	26,700
Deferred income taxes, net of current portion	913	1,143
Other long-term liabilities	13,172	15,010

Total liabilities	118,617	114,476
Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 63,705,585 and 64,039,585 shares issued and outstanding at December 31, 2013 and 2012, respectively	637	640
Additional paid-in capital	273,411	273,479
Accumulated deficit	(212,004)	(223,644)
Accumulated other comprehensive income	20,349	19,106

Total stockholders’ equity	82,393	69,581

Total liabilities and stockholders’ equity	$201,010	$184,057

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Revenue	$489,196	$457,198	$427,856
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	334,513	314,252	296,221
Sales and marketing	36,216	34,807	33,563
General and administrative	80,462	75,258	75,047
Research and development	6,750	5,399	5,765
Depreciation and amortization	7,374	6,616	5,956
Amortization of acquisition-related intangible assets	3,351	2,454	2,332
Restructuring, impairment and other charges	5,114	8,206	3,369

Total operating expenses	473,780	446,992	422,253

Income from operations	15,416	10,206	5,603
Interest expense:
Interest on outstanding debt	775	732	722
Amortization of deferred financing costs	191	99	100
Interest income	92	80	71
Other expense, net	878	1,054	3,195

Income before income taxes	13,664	8,401	1,657
Provision for (benefit from) income taxes	2,024	(2,931)	(71)

Net income	$11,640	$11,332	$1,728

Net income per share of common stock:
Basic	$0.19	$0.19	$0.03
Diluted	$0.19	$0.19	$0.03
Weighted average number of shares outstanding:
Basic	59,989	59,102	57,859
Diluted	62,003	61,119	59,478

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income	$11,640	$11,332	$1,728
Other comprehensive income:
Impact to revalue unfunded projected benefit obligation, net of tax	453	(219)	25
Foreign currency translation adjustment	790	1,064	(501)

Comprehensive income	$12,883	$12,177	$1,252

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value
Balance at January 1, 2011	60,084,269	$601	$262,540	$(236,704)	$18,737	$45,174
Issuance of restricted stock	2,003,039	20	(20)	—	—	—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(210,353)	(2)	(751)	—	—	(753)
Common stock issued for option exercises	336,480	3	530	—	—	533
Stock-based compensation (net of unvested restricted stock forfeitures)	(178,063)	(2)	5,515	—	—	5,513
Shares repurchased in exchange of options exercised	(131,854)	(1)	(426)	—	—	(427)
Net Income	—	—	—	1,728	—	1,728
Other comprehensive income	—	—	—	—	(476)	(476)

Balance at December 31, 2011	61,903,518	$619	$267,388	$(234,976)	$18,261	$51,292
Issuance of restricted stock	2,005,821	20	(20)	—	—	—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(443,873)	(4)	(1,217)	—	—	(1,221)
Common stock issued for option exercises	724,204	7	1,724	—	—	1,731
Stock-based compensation (net of unvested restricted stock forfeitures)	(98,789)	(1)	5,784	—	—	5,783
Shares repurchased in exchange of options exercised	(51,296)	(1)	(180)	—	—	(181)
Net income	—	—	—	11,332	—	11,332
Other comprehensive loss	—	—	—	—	845	845

Balance at December 31, 2012	64,039,585	$640	$273,479	$(223,644)	$19,106	$69,581
Issuance of restricted stock	1,820,619	18	(18)	—	—	—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(569,288)	(5)	(2,191)	—	—	(2,196)
Common stock issued for option exercises	214,084	2	615	—	—	617
Stock-based compensation (net of unvested restricted stock forfeitures)	(103,188)	(1)	6,777	—	—	6,776
Shares repurchased in exchange of options exercised	(14,036)	—	(55)	—	—	(55)
Shares repurchased as part of share repurchase program	(1,682,191)	(17)	(5,196)	—	—	(5,213)
Net income	—	—	—	11,640	—	11,640
Other comprehensive income	—	—	—	—	1,243	1,243

Balance at December 31, 2013	63,705,585	$637	$273,411	$(212,004)	$20,349	$82,393

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	11,640	11,332	1,728
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	3,351	2,454	2,332
Stock-based compensation	6,777	5,784	5,515
Non-cash restructuring, impairment and other charges	650	4,167	—
Amortization of deferred financing costs	191	99	100
Depreciation and amortization	7,374	6,616	5,956
Provision for doubtful accounts	198	(263)	200
Loss (gain) on disposal of property and equipment	(33)	2	(24)
Deferred income taxes	(645)	(4,594)	303
Net realized and unrealized foreign currency losses (gains) on forward contracts	—	—	607
Changes in operating assets and liabilities:
Accounts receivable	(6,157)	(2,303)	(1,049)
Unbilled receivables	3,384	(352)	(3,222)
Other current assets	(1,089)	(2,144)	358
Other assets	(73)	4,888	2,560
Accounts payable	1,467	649	924
Accrued compensation and benefits	1,017	(2,682)	(2,965)
Accrued outsourcing	1,457	(25)	1,539
Accrued restructuring	(1,070)	127	(3,735)
Other accrued expenses and other liabilities	(124)	(4,926)	(2,018)
Income taxes payable	(384)	1,642	746
Deferred revenue	1,187	(1,948)	(21)

Net cash provided by operating activities	29,118	18,523	9,834

Cash flows from investing activities:
Purchases of property and equipment	(9,000)	(8,464)	(12,433)
Proceeds from sale of property and equipment	—	727	—
Cash paid for acquisitions, net of cash acquired	(1,663)	(13,879)	—
Net proceeds from (payments of) forward contract hedges	—	—	(607)

Net cash used in investing activities	(10,663)	(21,616)	(13,040)

Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	9,550	3,000	23,500
Payments of borrowings on revolving line of credit	(9,550)	(3,000)	(23,500)
Proceeds from borrowings on long-term debt	300	10,000	—
Payments of borrowings on long-term debt	—	(8,150)	—
Proceeds from issuance of common stock under option and employee stock purchase plans	1,026	1,358	104
Payments of debt issuance costs	(420)	—	—
Payments for repurchase of common shares	(5,213)	—	—
Payments of deferred acquisition obligations	(1,147)	—	—
Payments of capital lease obligations	(35)	(19)	(14)

Net cash (used in) provided by financing activities	(5,489)	3,189	90

Net increase (decrease) in cash and cash equivalents	12,966	96	(3,116)
Effects of exchange rate changes on cash and cash equivalents	104	482	129
Cash and cash equivalents at beginning of year	25,797	25,219	28,206

Cash and cash equivalents at end of year	38,867	25,797	25,219

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Nature of the Business

Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”) provides a suite of globalization solutions to businesses in diverse end markets including technology, internet and media, manufacturing, mobile and telecommunications, life sciences, government, automotive, aerospace and retail. Lionbridge is a leading provider of language, content and testing solutions that enable clients to optimize, release, manage and maintain their technology applications and content globally. Lionbridge’s solutions include product and content globalization; interpretation services; application development and maintenance; software and hardware testing; product certification and competitive analysis. Lionbridge has three operating segments: Global Language and Content (“GLC”), Global Enterprise Solutions (“GES”, formerly referred to as Global Development and Testing, “GDT”) and Interpretation. As part of its GLC solutions, Lionbridge also provides global marketing services and creates and translates technical documentation for clients who market to and support customers in global markets. Lionbridge GLC solutions utilize the Company’s cloud-based technology platform and global service delivery model which make the translation, localization and authoring process more efficient for Lionbridge clients. Through its GES solutions, Lionbridge optimizes, tests and maintains IT applications to ensure the quality, interoperability, usability relevance and performance of clients’ software, consumer technology products, web sites and content. Lionbridge’s testing services, which are offered under the VeriTest brand, also include product certification and competitive analysis. Lionbridge has substantial domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model. As part of its GES offering, Lionbridge also provides specialized enterprise crowdsourcing services including search relevance testing, in-country testing for mobile devices, and data management solutions. Lionbridge provides interpretation services for government, business and healthcare organizations that require experienced linguists to facilitate communication. Lionbridge has its head office in the United States, with operations in Europe, Asia, India, North America, and Latin America.

Lionbridge anticipates that its present cash and cash equivalents position and available financing under its Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future. Should the Company require additional funding, the Company’s access to capital markets as a means of funding any anticipated cash needs may be limited due to global economic market conditions. Moreover, the Company may not be able to access additional debt financing on the same or substantially similar terms as those in the Credit Agreement due to volatility and instability in worldwide credit markets. Management is committed to pursuing alternative financing arrangements or reducing expenditures as necessary to meet the Company’s cash requirements through 2014 if necessary.

Out of Period Adjustments

During the year ended December 31, 2013, the Company identified certain immaterial out of period errors related to the calculation of revenue-related discounts, the calculation of the foreign exchange impact of a certain intercompany balance, time and materials revenue calculations for a certain project, previously unrecorded asset retirement obligations for certain office leases and the adjustment of uncertain tax liabilities. These corrections resulted in a $0.2 million decrease to revenue, a $0.4 million increase to operating expenses, a $0.2 million increase to other expense, net and a $0.6 million decrease to the provision for income taxes. These corrections represented an overstatement to revenue of $0.2 million for the year ended December 31, 2012, an understatement of operating expenses of $0.1 million and $0.3 million for the years ended December 31, 2012 and December 31, 2007, respectively, an understatement of other expense, net of $0.2 million for the year ended December 31, 2012 and an overstatement of the provision for income taxes of $0.1 million, $0.2 million and $0.3 million for the years ended December 31, 2012, 2011 and prior periods, respectively.

During the year ended December 31, 2012, the Company identified certain immaterial out of period errors related to the calculation of commission expense and certain revenue adjustments. These corrections resulted in a $0.1 million decrease to revenue, representing an overstatement of revenue of less than $0.1 million for each of the years ended December 31, 2011 and December 31, 2010. The impact of the sales commission adjustment only related to interim periods within 2013 and did not impact prior financial years.

During the year ended December 31, 2011, the Company identified certain immaterial out of period errors related to revenue recognition and certain gross receipt and property taxes for the period of fiscal years 2007 through 2010. These corrections resulted in a $0.3 million decrease to revenue and an immaterial impact to operating expenses, as the gross receipt and property tax items were offsetting within general and administrative expenses. These corrections represented an overstatement to revenue of $0.3 million for the year ended December 31, 2010.

The Company has evaluated these errors and does not believe the amounts are material to any periods impacted and the correction of these errors is not material to the consolidated financial statements for the year ended December 31, 2013, 2012 and 2011 or any interim periods within these years.

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

Lionbridge’s revenue is recorded from the provision of services to customers for GLC, GES and Interpretation services which include content development, product and content globalization, interpretation, software and hardware testing, product certification and application development and maintenance.

Content development, software and hardware testing, interpretation and application development and maintenance projects are normally time and expense priced contracts, and revenue is recognized using a time and expense basis over the period of performance, primarily based on labor costs incurred to date.

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

Lionbridge occasionally provides integrated full-service offerings throughout a client’s product and content lifecycle, including GLC and GES services. Such multiple-element service offerings are governed by ASC 605-25, “Multiple-Element Arrangements” (“ASC 605-25”). For these arrangements where the GLC and GES services have independent value to the customer, and there is evidence of selling price for each service, the combined service arrangement is bifurcated into separate units for accounting treatment. In instances where it is not possible to bifurcate a project, direct and incremental costs attributable to each component are deferred and recognized together with the service revenue upon delivery. The determination of selling price requires the use of significant judgment. Lionbridge determines the selling price of service revenues based upon its recent pricing for those services when sold separately and/or prevailing market rates for similar services.

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

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were approximately $0.3 million, $0.4 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and include salaries and associated employee benefits and third-party contractor expenses unless capitalized as costs incurred during the application development stage of software developed for internal use. These costs relate primarily to the Company’s web-based hosted language management technology platform used in the globalization process and its globalization management system.

Foreign Currency Translation

The functional currency for each of Lionbridge’s foreign operations is predominantly the local currency of the country in which those operations are based. Revenues and expenses of foreign operations are translated into U.S. Dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. Dollars at year-end rates of exchange. The Company has recorded translation gains of $0.8 million and $1.1 million for the years ended December 31, 2013 and December 31, 2012, respectively, and a translation loss of $0.5 million for the year ended December 31, 2011, in accumulated other comprehensive income, which is a component of stockholders’ equity. These unrealized gains and losses are primarily attributable to the fluctuation in value between the U.S. Dollar and the Euro. For the purpose of disclosure of comprehensive income (loss), Lionbridge does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as Lionbridge intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Realized and unrealized foreign currency transaction gains or losses, arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies, are included in “Other expense, net” in the consolidated statements of operations and resulted in losses of $0.9 million, $1.1 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Financial Instruments

Lionbridge may enter into foreign currency forward contracts with commercial banks to hedge exposure to foreign currency assets and liabilities recorded on its balance sheet and utilizes interest rate swaps to manage interest rate risk. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings. The Company had no foreign exchange forward contracts outstanding at December 31, 2013 and 2012.

Lionbridge does not hold or issue financial instruments for trading or speculative purposes.

Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of time deposits and are stated at cost plus accrued interest.

Unbilled Receivables and Deferred Revenue

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

The Company capitalized costs of $2.8 million, $3.7 million, and $4.1 million in 2013, 2012 and 2011, respectively, which primarily related to the development of internal financial systems and enhancements of internal products. Of such total capitalized costs, $2.8 million, $2.4 million, and $4.1 million related to costs associated with software developed for internal use that was placed into service during 2013, 2012 and 2011, respectively. The remaining $1.3 million for 2012 related to costs associated with the development of software for internal use that was not yet placed into service as of December 31, 2012. There were no costs associated with the development of software for internal use that was not yet placed into service as of December 31, 2013 and December 31, 2011. The capitalized costs placed in service during 2013, 2012 and 2011 are being amortized over two to seven years. Amortization expenses for costs incurred to develop computer software for internal use totaled $2.1 million, $2.2 million and $2.3 million during 2013, 2012 and 2011, respectively, and are included in “Depreciation and amortization” in the consolidated statements of operations.

The cost of property and equipment is depreciated over the estimated useful lives of the assets using the straight-line method, based upon the following asset lives:

Computer software and equipment	1 to 7 years
Building and building improvements	5 to 40 years
Furniture and office equipment	3 to 10 years
Leasehold improvements	Shorter of remaining lease term or useful life of asset

Goodwill and Other Intangible Assets

Lionbridge assesses the impairment of goodwill and acquisition-related intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models and the market approach. In addition, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is reviewed for impairment on an annual basis. At December 31, 2013 and 2012, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value substantially exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for either year.

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

Acquisition-related intangible assets arose from acquisitions made prior to 2011 and the acquisitions of Productive Resources, LLC (“PRI”) in June 2012, Virtual Solutions, Inc. (“VSI”) in November 2012 and E5 Global Holdings, Inc. (“E5”) in October 2013 and consist of the following, which have been or are being amortized on a straight-line basis over the following estimated useful lives, except for the customer relationships related to previous acquisitions, of which a portion is being amortized using an economic consumption method:

Estimated Useful Life

Acquisitions previous to 2011:
Customer relationships	3 to 12 years
Customer contracts	3 to 5 years
Internally developed software	1 to 4 years
PRI, VSI & E5:
Developed technology	5 years
Core technology	10 years
Customer relationships	2 to 12 years
Non-compete agreements	1 to 5 years
Trademark	1 to 2 years

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

Concentrations of Credit Risk and Significant Customers

Financial instruments which potentially subject Lionbridge to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with several investment grade financial institutions. Investments consist of time deposits with maturities less than 30 days. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. Hewlett Packard accounted for approximately 11% of consolidated accounts receivable at December 31, 2013. Hewlett Packard and Microsoft accounted for approximately 12% and 10%, respectively of consolidated accounts receivable at December 31, 2012. No other client individually accounted for more than 10% of consolidated accounts receivable at December 31, 2013 or 2012. Lionbridge generally does not require collateral or other security against trade receivable balances; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

Fair Value of Financial Instruments

Financial instruments are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2013 and 2012. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. The Company recognizes all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC 815, “Derivatives and Hedging—Net Settlement”. The Company records changes in the fair value of derivative instruments in earnings unless deferred hedge accounting criteria is met. For derivative instruments designated as fair value hedges, the Company records the changes in fair value of both the derivative instrument and the hedged item in earnings.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements. In January 2013, the FASB issued Accounting Standards Update 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which clarifies the scope of the offsetting disclosures of ASU 2011-11. ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013. The adoption of ASU 2011-11 and ASU 2013-01 did not have a material impact on the Company’s disclosures.

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

3.	Acquisitions

E5 Global Holdings, Inc.

On October 2, 2013, the Company acquired 100% of the shares of E5 Global Holdings, Inc. (“E5”), a U.S.-based privately-held provider of application development and testing solutions with a track record of providing secure, high-quality testing services using a China-based delivery model. The acquisition enables the Company to expand its presence in China, meet growing demand for integrated onshore and offshore solutions and access E5’s long-standing relationships with clients in the hospitality and financial services industries. The results of operations of E5 are included in the Company’s results of operations from the date of acquisition. E5 is included in the Company’s GES operating segment.

The Company made an initial cash payment of approximately $1.4 million at closing with an additional $0.2 million of deferred purchase consideration due on the first anniversary of the closing date. Under the terms of the purchase agreement, the former owners of E5 will also be eligible to receive additional cash consideration up to $2.2 million, contingent on the fulfillment of certain revenue-based financial conditions during the two years ended September 30, 2015. Using a discounted cash flow method, the Company recorded an estimated liability related to the earn-out of $0.3 million as of the acquisition date and as of December 31, 2013. The Company will continue to assess the probability that the conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled.

The total acquisition date fair value of the consideration transferred was estimated at $1.9 million as follows (in thousands):

Initial cash payment .	$1,393
Deferred cash payment	225
Fair value of deferred cash payments	309

Total consideration transferred	$1,927

The assets and liabilities associated with E5 were recorded at their fair values as of the acquisition date and the amounts as follows (in thousands):

Cash .	$104
Accounts receivable and unbilled receivables	589
Other assets	104
Intangible assets	397
Goodwill	943

Total assets	2,137
Accounts payable, accrued expenses and other liabilities	(210)

Total consideration transferred	$1,927

Intangible assets acquired totaling $0.4 million include customer relationships of $0.3 million, non-compete agreements executed by key employees (“the Non-Competition Agreements”) of $50,000, and a trademark of $47,000. The estimated fair value attributed to the intangible assets was determined based upon a discounted cash flow forecast using a discount rate of 17%.

The fair value of the customer relationships will be amortized over a period of 5 years on a straight-line basis, which approximates the pattern in which the economic benefits of the customer relationships and trademark are expected to be realized.

The fair value of the Non-Competition Agreements and trademark will be amortized over 1 year on a straight-line basis, which approximates the pattern in which the economic benefits of the non-compete agreement is expected to be realized.

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies and the value of the assembled workforce. None of the goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes.

Transaction costs related to this acquisition were $0.2 million for the year ended December 31, 2013, and are included in “Restructuring, impairment and other charges” in the consolidated statement of operations.

Consolidated revenues and net income for 2013 attributable to E5 since the acquisition date were not material.

Virtual Solutions, Inc.

On November 30, 2012, the Company acquired VSI, a provider of crowdsourcing solutions to state and local governments. VSI is included in the Company’s GES operating segment. The acquisition enables the Company to address growing demand for secure, technology-enabled enterprise crowdsourcing solutions that leverage a pre-qualified global talent pool or “private crowd” and a highly-secure technology platform to manage and complete business projects.

The Company paid $3.4 million in cash upon closing, $1.0 million of deferred cash consideration, and a $3.0 million contingent potential payable in cash over the course of three years for the acquisition of VSI. The purchase price and goodwill is subject to change upon settlement of post-closing adjustments related to the working capital payment which was completed during December 2012 and the Company paid $0.4 million in January 2013, which is included in the $1.0 million of deferred cash consideration. Using a discounted cash flow method, the Company recorded an estimated liability related to the earn-out of $1.5 million as of the acquisition date and $2.1 million as of December 31, 2013. The Company will continue to assess the probability that the conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. Accretion and changes in fair value to the liability are recorded in “Restructuring, impairment and other charges” in the Company’s consolidated statement of operations.

The Company paid the former shareholders of VSI $0.9 million in February 2014 based on the achievement of the financial metrics for the first year of the contingent period.

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

Transaction costs related to this acquisition were $0.1 million for the year ended December 31, 2012, and are included in “Restructuring, impairment and other charges” in the consolidated statements of operations.

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

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies. None of the goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes. The purchase price and goodwill is subject to change upon settlement of post-closing adjustments related to the working capital payment which is expected to be finalized by the end of the second quarter of 2014.

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

	Year ended December 31,
	2012	2011
Revenue	$461,932	$437,877
Net income	$11,960	$1,910
Basic earnings per share	$0.20	$0.03
Diluted earnings per share	$0.20	$0.03

The Company has recorded $10.9 million and $6.2 million of revenue attributable to PRI within its consolidated financial statements for the years ended December 31, 2013 and 2012, respectively.

4.	Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2013	2012
Computer software and equipment	$44,183	$38,290
Furniture and office equipment	3,595	3,015
Leasehold improvements	12,535	9,789

	60,313	51,094
Less: Accumulated depreciation and amortization	(39,345)	(31,664)

	$20,968	$19,430

Depreciation and amortization expense was $7.4 million, $6.6 million and $6.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In certain jurisdictions, the Company makes significant improvements or modifications to its leased office space. Where the cost of restoring leased office space to its original condition at the end of the lease is material, the Company measures an asset retirement obligation (“ARO”), which is recorded at fair value proportionately with the improvements or modifications that will result in the future cost of removal. The table below sets forth the rollforward of ARO balances for the years ended December 31, 2013 and December 31, 2012 (in thousands):

ARO balance, as of December 31, 2011	$969
Liabilities recorded	50
Liabilities settled	(79)
Accretion expense and currency impact	10

ARO balance, as of December 31, 2012	950
Liabilities recorded	560
Liabilities settled	(87)
Accretion expense and currency impact	13

ARO balance, as of December 31, 2013	$1,436

ARO’s are recorded in “Other accrued expenses and other current liabilities” and “Other long-term liabilities” on the consolidated balance sheet.

5.	Goodwill and Acquisition-Related Intangible Assets

Changes in the carrying amount of goodwill on a total consolidated basis and by reportable segment for the years ended December 31, 2013, 2012 and 2011 consisted of the following (in thousands):

	GLC	GES	Total
Balance at January 1, 2011, gross	$120,587	$9,675	$130,262
Accumulated goodwill impairment	(120,587)	—	(120,587)

Balance at December 31, 2011, net	—	9,675	9,675
Acquisition of PRI	5,264	—	5,264
Acquisition of VSI	—	3,713	3,713

Balance at December 31, 2012, gross	125,851	13,388	139,239
Accumulated goodwill impairment	(120,587)	—	(120,587)

Balance at December 31, 2012, net	5,264	13,388	18,652
Acquisition of E5	—	943	943

Balance at December 31, 2013, gross	125,851	14,331	140,182
Accumulated goodwill impairment	(120,587)	—	(120,587)

Balance at December 31, 2013, net	$5,264	$14,331	$19,595

Included in “Acquisition-related intangible assets, net” in the Company’s consolidated balance sheet are acquisition-related intangible assets that are subject to amortization. The following table summarizes acquisition-related intangible assets as of December 31, 2013 and 2012, respectively (in thousands):

	2013			2012
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
BGS acquired customer relationships	$32,000	$(28,248)	$3,752	$32,000	$(26,666)	$5,334
BGS acquired customer contracts	14,000	(14,000)	—	14,000	(14,000)	—
BGS acquired technology	2,317	(2,317)	—	2,317	(2,317)	—
PRI acquired customer relationships	6,200	(819)	5,381	6,200	(302)	5,898
PRI non-compete agreement	1,300	(412)	888	1,300	(152)	1,148
VSI acquired developed technology	1,700	(368)	1,332	1,700	(28)	1,672
VSI acquired core technology	1,100	(119)	981	1,100	(9)	1,091
VSI customer relationships	890	(482)	408	890	(37)	853
VSI non-compete agreements	150	(41)	109	150	(3)	147
VSI acquired trademark	40	(22)	18	40	(2)	38
E5 customer relationships	300	(15)	285	—	—	—
E5 non-compete agreements	50	(12)	38	—	—	—
E5 trademark	47	(12)	35	—	—	—

	$60,094	$(46,867)	$13,226	$59,697	$(43,516)	$16,181

Amortizaiton of acquisition related intangible assets was $3.4 million, $2.5 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated annual amortization expense related to these intangible assets is as follows (in thousands):

Year ending December 31,
2014	$3,127
2015	2,399
2016	2,206
2017	1,594
2018	672
Thereafter	3,228

$13,226

Impairment

Lionbridge has three reporting units: (1) GLC, (2) GES, and (3) Interpretation. As of December 31, 2013 and 2012, no goodwill was assigned to our Interpretation reporting unit. The Company performs an annual impairment test of its goodwill as required under the provisions of ASC 350 on December 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. ASC 350 requires that the impairment test be performed through the application of a two-step process. The first step compares the carrying value of the Company’s reporting units to their estimated fair values as of the test date. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any. As of December 31, 2013 and 2012, the Company performed its annual impairment test for goodwill at the reporting unit level and, after conducting the first step, determined that it was not necessary to conduct the second step as it concluded that the fair value of its reporting units substantially exceeded their carrying value. Accordingly, as of December 31, 2013 and 2012, the Company determined no adjustment to goodwill was necessary.

For intangible assets and other long-lived assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. In 2012, the Company recorded an impairment charge of $4.0 million related to certain software license and capitalized development costs related to automated machine translation technology licensed from IBM Corporation and $0.2 million related to real property of the Company located in Wuppertal, Germany being held for sale at a value lower than its carrying value.

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

6.	Debt

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

The interest rates are in the range of Prime Rate plus 0.25%—1.00% or LIBOR plus 1.25%—2.00% (at the Company’s discretion), depending on certain conditions. This facility expires on October 30, 2018, after which time the Company may need to secure new financing. The Company cannot assure that it will be able to secure new financing, or financing on terms that are acceptable. As of December 31, 2013, the Company has $27 million outstanding amounts under the Amended and Restated Credit Agreement at an interest rate of 1.67%. The fair value of debt approximates its current value of $27 million as of December 31, 2013. The amendment was accounted for as a debt modification. The fair value of the debt would be classified as a Level 2 measurement due to the use of inputs based on similar liabilities in the market.

The Company is required to maintained leverage and fixed charge coverage ratios and to comply with other covenants in the Amended and Restated Credit Agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other financial covenants as of December 31, 2013.

7.	Commitments and Contingencies

Operating Lease Commitments

The Company leases certain equipment and office space under noncancelable agreements which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases (excluding recognition of sublease income) at December 31, 2013 were as follows (in thousands):

Year ending December 31,
2014	$12,259
2015	10,394
2016	7,760
2017	3,965
2018	3,243
Thereafter	13,224

$50,845

Lionbridge recorded total rental expense of $13.4 million, $13.5 million and $14.1 million in 2013, 2012 and 2011, respectively.

Guarantor Arrangements

When as part of an acquisition the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. In September 2005, the Company acquired all of the stock of Bowne Global Solutions (“BGS”). Since those dates, the Company has not received any claims for events that occurred prior to such acquisition. The Company believes that there are no such liabilities outside the ordinary course of business related to the acquisition of BGS. Accordingly, the Company has no liabilities recorded for these guarantees as of December 31, 2013. Moreover, pursuant to the terms of the acquisition agreement with BGS, BGS is obligated to indemnify the Company for tax liabilities incurred prior to the September 1, 2005 acquisition date. This indemnification obligation continues in perpetuity with respect to tax liabilities arising prior to the acquisition date.

Under the terms of the Company’s existing Credit Agreement dated as of October 30, 2013, with HSBC Bank USA, National Association, the Company has guaranteed the obligations of certain of its subsidiaries that are borrowers under the terms of the Credit Agreement. The maximum potential amount of future payments the Company could be required to make for such obligations is equal to the maximum amount of borrowings under the Credit Agreement at such time.

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

Based upon Lionbridge’s historical experience, contractual limitations of liability applicable to such indemnities, and information known as of December 31, 2013, the Company believes its liability on the above guarantees and indemnities at December 31, 2013 is immaterial.

Contingencies

From time to time the Company is subject to litigation and claims in the ordinary course of business. The Company is not currently subject to any litigation that management considers material.

8.	Stockholders’ Equity and Stock-Based Compensation

Stock Repurchase

In 2013, the Company repurchased 583,324 shares of the Company’s common stock from employees to cover the cost and tax withholding obligation for options, restricted common stock awards and restricted common stock units.

On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6 million per year, subject to certain market rate conditions. The repurchase data for the year ended is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
May 1, 2013—May 31, 2013	182,818	$2.80
June 1, 2013—June 30, 2013	1,132,734	$3.02
July 1, 2013—July 31, 2013	118,275	$3.07
August 1, 2013—August 31, 2013	21,887	$3.31
September 1, 2013—September 30, 2013	108,886	$3.63
October 1, 2013—October 31, 2013	117,591	$3.77

	1,682,191	$3.10

Stock Option Plans

On May 3, 2011, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2011 Stock Incentive Plan (the “2011 Plan”), which had been previously adopted by the Lionbridge Board of Directors on January 27, 2011 and replaces the Lionbridge 2005 Stock Incentive Plan (the “2005 Plan”). The 2011 Plan provides for the issuance of 4,500,000 shares of common stock to officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries in the form of stock options, shares of restricted stock, restricted stock units and other forms of equity. During the year ended December 31, 2013, Lionbridge’s Stockholders approved an additional 4.0 million shares for issuance under the Company’s 2011 Stock Incentive Plan. Options to purchase common stock under the 2011 Plan are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 2011 Plan vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to seven years from the date of grant under the 2011 Plan. Under the terms of the 2011 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options granted under the 2011 Plan are amortized using a straight-line basis over the option vesting period. At December 31, 2013, there were 3,825,495 shares available for future grant under the 2011 Plan.

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

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2013:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	2,723,179	$5.01
Granted	350,000	$3.87
Exercised	(214,084)	$2.88		$358
Canceled (forfeited and expired)	(628,000)	$9.17

Outstanding as of December 31, 2013	2,231,095	$3.87	2.4	$4,666

Vested or expected to vest as of December 31, 2013	2,048,989	$3.70	3.5	$4,745

Exercisable as of December 31, 2013	1,344,783	$3.84	2.4	$2,967

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $5.95 as of December 31, 2013, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date.

The weighted average grant date fair value of options, as determined under ASC 718 granted during the years ended December 31, 2013, 2012 and 2011 was $3.87, $2.79 and $2.19 per share respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $0.4 million, $1.2 million and $0.5 million, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2013, 2012 and 2011 was approximately $0.6 million, $1.7 million and $0.1 million, respectively. The total fair value of shares vested during the year ended December 31, 2013, 2012 and 2011 was $0.7 million, $0.7 million and $1.6 million, respectively. Total compensation expense related to stock options was $0.7 million, $0.6 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $0.9 million and will be recognized over an estimated weighted average period of approximately 2.1 years.

The Company settles employee stock option exercises with newly issued shares of common stock.

Valuation Assumptions for Stock Options

For the years ended December 31, 2013, 2012 and 2011, 350,000, 422,500 and 424,500 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.54 to 0.62%	0.50 to 0.83%	0.89 to 2.11%
Expected volatility	58.9 to 66.7%	69.3 to 80.2%	78.8 to 81.7%
Expected life (years)	4.0	4.0	4.0 to 4.1
Dividend yield	0%	0%	0%

The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Restricted Stock Awards

Lionbridge issued 1,768,068 and 2,090,621 shares of restricted common stock and restricted stock units with a fair market value of $6.9 million and $5.9 million in 2013 and 2012, respectively. Of the total 1,768,068 shares of restricted common stock and restricted stock units issued in 2013, 1,337,500 have restrictions on disposition which lapse over four years from the date of grant, 53,568 have restrictions on disposition which lapse over thirteen months from the date of grant, and 377,000 restricted shares were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance based stock incentive awards under the Corporation’s 2011 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Total compensation expense related to all restricted stock awards was $6.1 million, $5.2 million and $4.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2013, 2012 and 2011 was $3.90, $2.80 and $3.72 per share, respectively. The total fair value of restricted stock awards vested during the year ended December 31, 2013, 2012 and 2011 was $6.9 million, $3.9 million and $3.0 million, respectively.

The following table summarizes non-vested restricted stock awards activity for the year ended December 31, 2013:

	Non-vested Number of Restricted Share Awards	Grant Date Fair Value
Non-vested balance at December 31, 2012	4,955,535	$3.19
Granted at fair market value	1,768,068	$3.90
Vested	(1,830,339)	$3.34
Forfeited	(113,638)	$3.58

Non-vested balance at December 31, 2013	4,779,626	$3.39

Lionbridge currently expects to amortize $8.2 million of unamortized compensation in connection with restricted stock awards outstanding as of December 31, 2013 over an estimated weighted average period of approximately 2.3 years.

9.	Income Taxes

The components of consolidated income before taxes were as follows for the years ended December 31 (in thousands):

	2013	2012	2011
United States	$3,939	$3,626	$(2,324)
Foreign	9,725	4,775	3,981

Income before income taxes	$13,664	$8,401	$1,657

The components of the provision for (benefit from) income taxes are as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Current:
Federal	$144	$208	$85
State	279	425	276
Foreign	2,246	982	(735)

Total current provision (benefit)	$2,669	$1,615	$(374)

Deferred:
Foreign	$(645)	$(99)	$303
Domestic	—	(4,447)	—

Total deferred (benefit) provision	(645)	(4,546)	303

Total provision for (benefit from) income taxes	$2,024	$(2,931)	$(71)

The differences between the income tax provision and income taxes computed using the applicable U.S. federal statutory tax rate of 34 percent are as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Statutory tax provision	$4,714	$2,856	$563
State income taxes	427	704	628
Tax rate differential for international jurisdictions and related items	(2,245)	(2,209)	(2,000)
Changes in reserves for uncertain tax positions	(401)	(901)	(1,883)
Valuation allowance	(5,143)	(9,676)	(1,286)
Stock-based compensation	—	(76)	(4)
Permanent differences	1,839	3,099	3,345
Rate change on deferred	2,156	3,290	—
Other	677	(18)	566

Effective tax provision (benefit)	$2,024	$(2,931)	$(71)

Lionbridge’s provision for (benefit from) income taxes and our effective income tax rate are significantly impacted by the mix of our domestic and foreign income (loss) before income taxes. Our cost-based transfer pricing model for certain of our foreign affiliates generally results in foreign income. The foreign tax provision on that foreign income is calculated using the enacted statutory rates in those jurisdictions, which currently ranges from 12.5% to 36%. However, in periods where our consolidated income (loss) before income tax is marginal, because of the significance of our foreign operations and our cost-based transfer pricing methodology such foreign profits could exceed consolidated income before taxes and the associated foreign tax provision could result in an overall effective income tax rate that is disproportionate to the consolidated income (loss) before income taxes. Additionally, the provision of a full valuation allowance against our domestic net deferred tax assets results in no U.S. tax benefit recognized for domestic losses, which further impacts the overall consolidated effective income tax rate in periods where the foreign operations have income and the domestic operations reports a loss.

The consolidated deferred tax assets (liabilities) of the Company were as follows at December 31 (in thousands):

	2013	2012
U.S. net operating loss carryforwards	$26,130	$27,798
Foreign net operating loss carryforwards	47,244	45,231
Amortization and depreciation of long-lived assets	(2,287)	(1,750)
Goodwill amortization	2,743	3,567
Reserves and accruals	936	1,637
Tax credits carryforwards	1,138	2,020
Stock-based compensation	6,763	7,412
Unrealized foreign exchange loss	656	2,224
Deferred revenue	330	382
Other	(389)	560
Valuation allowance	(82,038)	(87,374)

Net deferred tax asset	$1,226	$1,707

The net deferred tax assets at December 31, 2013 and December 31, 2012 both relate primarily to net operating loss and tax credit carryforwards in foreign jurisdictions.

Lionbridge’s management has evaluated the positive and negative evidence in assessing the realizability of its deferred tax assets. Under the applicable accounting standards, management has determined that with the exception of certain foreign tax jurisdictions, it is more-likely-than-not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been maintained against those deferred tax assets.

As of December 31, 2013, management determined that, under the more-likely-than-not standard, certain assets would not be realized and recorded a reduction to net deferred tax assets of $0.6 million. Management reevaluates the need for a valuation allowance periodically based on the weight of positive and negative evidence.

At December 31, 2013, Lionbridge had net operating loss carryforwards for U.S. federal income tax purposes of $77 million that may be used to offset future taxable income, which begin to expire in 2020. Of this amount, $7.6 million relates to deductions from the exercise of stock options. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. The Company has federal research and development tax credits which may be used to offset future income tax of $0.1 million, which begin to expire in 2014. Additionally, Lionbridge has non-U.S. net operating loss carryforwards of $160 million which begin to expire in 2014.

At December 31, 2013, unrepatriated earnings of non-U.S. subsidiaries totaled $124.0 million. No provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits. Determination of the potential deferred income tax liability on these unrepatriated earnings is not practicable due to uncertainty regarding the remittance structure, the mix of earnings and profits pools in the year of remittance, and the overall complexity of the calculation.

Lionbridge Technologies Private, Ltd.’s (“Lionbridge India”) tax holiday expired on March 31, 2011 Accordingly, the taxable profits of this enity are now subject to tax at the full statutory rate of 32.45%. At March 31, 2013, Lionbridge India has an Indian Minimum Alternative Tax (“MAT”) credit carryforward of $0.8 million, which is available to offset certain future Indian income tax liabilities, and which expires at various dates through 2018. This tax holiday resulted in estimated tax savings of $0.3 million for the Indian subsidiary for March 31, 2013 and 2012.

Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

In connection with the acquisition of BGS, Bowne agreed to indemnify the Company for any tax liabilities accruing on or prior to the acquisition date of September 1, 2005. As of December 31, 2013, there were no remaining unrecognized tax benefits related to the acquisition of BGS subject to indemnification.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Total	Lionbridge	Indemnification
Balance at January 1, 2011	$5,957	$4,469	$1,488
Additions based on tax positions related to the current year	391	391	—
Settlements	(1,424)	—	(1,424)
Reductions due to lapse of applicable statute of limitations	(431)	(367)	(64)

Balance at December 31, 2011	4,493	4,493	—
Additions based on tax positions related to the current year	491	491	—
Reductions for tax positions of prior years	(85)	(85)	—
Reductions for audit settlements of prior years	(194)	(194)	—
Reductions due to lapse of applicable statute of limitations	(884)	(884)	—

Balance at December 31, 2012	3,821	3,821	—
Additions based on tax positions related to the current year	305	305	—
Reductions for audit settlements of prior years	(7)	(7)	—
Reductions due to lapse of applicable statute of limitations	(541)	(541)	—

Balance at December 31, 2013	$3,578	$3,578	$—

As of December 31, 2013 and 2012, the total amount of unrecognized tax benefits was $3.6 million and $3.8 million, respectively, which, if recognized, would favorably affect the effective income tax rate in future periods. Lionbridge accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. The total amount of accrued interest and penalties related to the Company’s unrecognized tax benefits was $1.4 million and $1.5 million as of December 31, 2013 and 2012, respectively. The Company believes that it is reasonably possible that approximately $0.8 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized by the end of 2014 as a result of a lapse of the statute of limitations. The Company or one of its subsidiaries files income tax returns in the U.S. and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for years 2009 through present. The tax years which remain subject to examination by tax authorities in foreign jurisdictions, as of December 31, 2013, include years 2004 through present. Carryforward attributes that were generated in earlier periods remain subject to examination to the extent the year in which they were used or will be used remains open for examination. Examinations are currently underway in certain jurisdictions including Canada, Finland, and India as of December 31, 2013.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under this ASU, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by unrecognized tax benefits. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2013. Lionbridge has elected to early adopt the ASU, however, it does not have a material impact on its financial position or results of operations

10.	Restructuring Charges

Lionbridge recorded $3.5 million of restructuring charges in the year ended December 31, 2013. The $3.5 million of restructuring charges recorded in 2013 included $3.2 million for workforce reductions in Europe, the Americas and Asia consisting of 34 technical staff, 18 administrative staff and 9 sales staff, and $0.3 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment

Benefits” (“ASC 712”), and related literature. All these charges are related to the GLC segment. The Company made $4.5 million of cash payments in 2013 all of which related to the GLC operating segments.

Lionbridge recorded $3.6 million of restructuring charges in the year ended December 31, 2012. The $3.6 million of restructuring charges recorded in 2012 included $3.3 million for workforce reductions in Europe, the Americas and Asia consisting of 35 technical staff and 4 administrative staff, $0.3 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. All these charges are related to the Company’s GLC segment. The Company made $2.7 million of cash payments in 2012 all of which related to the GLC operating segment.

Lionbridge recorded $3.4 million of restructuring charges in the year ended December 31, 2011. The $3.4 million included $2.8 million for workforce reductions in Europe, the Americas and Asia consisting of 53 technical staff, 7 administrative staff and 1 sales staff, $0.2 million recorded for vacated facilities and associated site closure costs, $0.4 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, and ASC 712, and related literature. Of these charges, $3.4 million related to the Company’s GLC segment and $9,000 related to the Interpretation segment. The Company made $7.1 million of cash payments related to restructuring in 2011, $7.1 million, $8,000 and $9,000 related to the GLC, GES and Interpretation segments, respectively.

The following table summarizes the restructuring reserve activity for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	2013	2012	2011
Beginning balance, January 1	$3,794	$2,867	$6,607
Employee severance:
Restructuring charges recorded	3,244	3,273	2,834
Cash payments related to liabilities recorded on exit or disposal activities	(4,220)	(2,294)	(6,395)

	$(976)	$979	$(3,561)

Vacated facility/lease termination:
Restructuring charges recorded	$35	$—	$178
Revisions of estimated liabilities	248	328	345
Cash payments related to liabilities assumed and recorded on business combinations	—	—	—
Cash payments related to liabilities recorded on exit or disposal activities	(294)	(380)	(702)

	(11)	(52)	(179)

Ending balance, December 31	$2,807	$3,794	$2,867

At December 31, 2013, the consolidated balance sheet includes accruals totaling $2.8 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.2 million of this will be fully utilized in 2014. The remaining $1.6 million relates to lease obligations on unused facilities expiring through 2026 and is included in other long-term liabilities on the consolidated balance sheet.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. During 2012, Lionbridge made available for sale certain real property in Germany and following guidance in ASC 360, the asset was recorded at its fair value, less selling cost. As of December 31, 2012, the real property is recorded at fair value of $0.7 million. The fair value was determined through its actual sales price, which was paid by the customer in December 2012 but title did not pass until January 1, 2013. Lionbridge did not have any financial assets and liabilities as of December 31, 2013 designated as Level 1.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. As a result of the PRI acquisition in 2012 Lionbridge acquired a $2.0 million promissory note, using an interest rate similar to quoted market rates for a similar liability, to be paid in three installments and matures in June 2015.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge has contingent and deferred consideration assumed as a result of the VSI and E5 acquisition of $3.1 million and $2.9 million designated as Level 3 as of December 31, 2013 and 2012, respectively. The Company’s contingent purchase consideration is valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. This liability is classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2013 and December 31, 2012 (in thousands):

	As of December 31, 2013 Using
	Level 1	Level 2	Level 3	Total
Other accrued expenses and other current liabilities:
Accrued acquisition payments	$—	$789	$1,389	$2,178

Other long-term liabilities:
Accrued acquisition payments, long-term portion	—	595	1,691	2,286

Total liabilities carried at fair value	$—	$1,384	$3,080	$4,464

	As of December 31, 2012 Using
	Level 1	Level 2	Level 3	Total
Other accrued expenses and other current liabilities:
Accrued acquisition payments	$—	$624	$1,483	$2,108

Other long-term liabilities:
Accrued acquisition payments, long-term portion	—	1,293	1,398	2,691

Total	$—	$1,917	$2,881	$4,799

Changes in the fair value of the Company’s Level 3 contingent consideration obligations during the year ended December 31, 2013 and the year ended December 31, 2012 were as follows:

	Year ended December 31,
	2013	2012
Fair value at beginning of period	$2,881	$—
Acquisition date fair value of contingent consideration obligations	309	1,500
Acquisition date fair value of deferred consideration obligations	225	1,381
Changes in the fair value of contingent considerations obligations	650	—
Changes in the fair value of deferred considerations obligations	—	—
Payments of contingent consideration obligations	—	—
Payments of deferred consideration obligations	(985)	—

Fair value at the end of the period	$3,080	$2,881

12.	Employee Benefit Plans

Lionbridge maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees may participate in the 401(k) plan subject to certain eligibility requirements. Under the 401(k) plan, a participant may contribute a maximum of 50% of his or her pre-tax salary, commissions and bonuses through payroll deductions (up to the statutorily prescribed annual limit, or $17,500 in 2013) to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the Board of Directors, Lionbridge may make discretionary profit-sharing contributions into the 401(k) plan for all eligible employees. For the years ended December 31, 2013, 2012 and 2011, discretionary contributions totaled $1.1 million, $1.0 million and $0.9 million, respectively. In addition, the Company maintained defined benefit pension plans for employees in The Netherlands, Poland, China, France, Belgium and Norway, a defined contribution plan for employees in Ireland, the United Kingdom, Canada, Slovakia, Denmark, Finland, Sweden, Germany and India, and defined contribution postretirement plans in Korea, Japan, Singapore, Thailand and Taiwan resulting in contributions charged to operations of $5.8 million, $4.0 million and $3.8 million in 2013, 2012 and 2011, respectively. In total, Lionbridge’s consolidated results of operations include employee benefit contribution charges of $6.9 million, $5.0 million and $4.7 million for the years ended December 31, 2013, 2012 and 2011.

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

GES—this segment includes Lionbridge’s development, engineering and testing services for software, hardware, websites, search engines and content. Specifically, through its GES solutions, Lionbridge develops, optimizes and maintains IT applications and performs testing to ensure the quality, interoperability, usability and performance of clients’ software, search engines, consumer technology products, web sites, and content. Lionbridge’s testing services, some of which are offered under the VeriTest brand, also include product certification and competitive analysis. Lionbridge has deep domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model. Lionbridge also provides specialized search relevance testing, keyword optimization and related services for clients with global search engines and online marketing initiatives. Lionbridge also provides specialized enterprise crowdsourcing services including search relevance testing, in-country testing for mobile devices, and data management solutions. Lionbridge’s enterprise crowdsourcing practice uses a cloud-based task management platform that manages the workflows of private crowd professionals. Lionbridge also provides specialized enterprise crowdsourcing services including search relevance testing, in-country testing for mobile devices and data management solutions. Lionbridge’s enterprise crowd sourcing practices use a cloud-based task management platform that manages the workflows of private crowd professionals.

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

The table below presents information about the reported net income (loss) of the Company for the years ended December 31, 2013, 2012 and 2011 (in thousands). Asset information, other than goodwill, by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GES	Interpretation	Corporate and Other	Total
2013
External revenue	$321,020	$145,788	$22,388	$—	$489,196
Cost of revenue (exclusive of depreciation and amortization)	215,612	100,323	18,578	—	334,513
Depreciation and amortization	5,082	3,148	32	2,463	10,725
Other operating expenses	75,516	18,807	1,730	—	96,053

Segment contribution	24,810	23,510	2,048	(2,463)	47,905
Interest expense and other unallocated items	—	—	—	(34,241)	(34,241)

Income (loss) before income taxes	24,810	23,510	2,048	(36,704)	13,664
Provision for income taxes	—	—	—	2,024	2,024

Net income (loss)	$24,810	$23,510	$2,048	$(38,728)	$11,640

2012
External revenue	$314,740	$119,050	$23,408	$—	$457,198
Cost of revenue (exclusive of depreciation and amortization)	211,555	83,094	19,603	—	314,252
Depreciation and amortization	4,660	1,785	28	2,597	9,070
Other operating expenses	74,008	15,147	1,867	—	91,022

Segment contribution	24,517	19,024	1,910	(2,597)	42,854
Interest expense and other unallocated items	—	—	—	(34,453)	(34,453)

Income (loss) before income taxes	24,517	19,024	1,910	(37,050)	8,401
Benefit from income taxes	—	—	—	(2,931)	(2,931)

Net income (loss)	$24,517	$19,024	$1,910	$(34,119)	$11,332

2011
External revenue	$295,337	$109,536	$22,983	$—	$427,856
Cost of revenue (exclusive of depreciation and amortization)	199,857	76,601	19,763	—	296,221
Depreciation and amortization	4,074	1,238	90	2,886	8,288
Other operating expenses	73,925	14,605	2,105	—	90,635

Segment contribution	17,481	17,092	1,025	(2,886)	32,712
Interest expense and other unallocated items	—	—	—	(31,055)	(31,055)

Income (loss) before income taxes	17,481	17,092	1,025	(33,941)	1,657
Benefit from income taxes	—	—	—	(71)	(71)

Net income (loss)	$17,481	$17,092	$1,025	$(33,870)	$1,728

In 2013, 2012 and 2011, Microsoft accounted for 22%, 17% and 17% of total revenue, respectively. In 2013, 2012 and 2011, Google accounted for 12%, 13% and 12% of total revenue, respectively. No other client accounted for greater than 10% of total revenue in 2013, 2012 or 2011. Revenue from Microsoft and Google is included in the revenue of both the GLC and GES segments.

A summary of Lionbridge’s revenue and long-lived assets by geographical region is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue:
Americas	$258,471	$224,322	$199,368
Western Europe	161,850	166,542	161,344
Asia	59,126	57,821	58,754
Eastern Europe	9,749	8,513	8,390

	$489,196	$457,198	$427,856

Foreign revenue is presented based on the country in which projects are managed.

	December 31,
	2013	2012
Long-lived assets:
Americas	$13,564	$13,318
Western Europe	5,804	6,431
Asia	5,697	3,869
Eastern Europe	1,390	1,074

	$26,455	$24,692

Long-lived assets include “Property and equipment, net” and “Other assets” from the consolidated balance sheets, by the geographic location where the asset resides.

14.	Supplemental Disclosure of Cash Flow Information

	Year Ended December 31, (in thousands):
	2013	2012	2011
Interest paid	$602	$620	$660

Income taxes paid, net	$3,472	$2,109	$1,410

15.	Valuation and Qualifying Accounts

The following table sets forth activity in Lionbridge’s allowance for doubtful accounts (in thousands):

Year Ended:	Balance at Beginning of Year	Charges to Operations	(Deductions)/ Recoveries	Balance at End of Year
December 31, 2011	$500	200	(200)	$500
December 31, 2012	$500	13	(263)	$250
December 31, 2013	$250	198	(198)	$250

The following table sets forth activity in Lionbridge’s deferred tax asset valuation allowance (in thousands):

Year Ended:	Balance at Beginning of Year	Charges to Operations	(Deductions)/ Recoveries	Balance at End of Year
December 31, 2011	$107,957	2,089	(7,591)	$102,455
December 31, 2012	$102,455	1,628	(16,709)	$87,374
December 31, 2013	$87,374	3,039	(8,375)	$82,038

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

Shares used in calculating basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, respectively, are as follows (in thousands):

	December 31,
	2013	2012	2011
Weighted average number of shares of common stock outstanding—basic	59,989	59,102	57,859
Dilutive common stock equivalents relating to options and restricted stock	2,014	2,017	1,619

Weighted average number of shares of common stock outstanding—diluted	62,003	61,119	59,478

Options and unvested restricted stock outstanding to purchase 1,840,563, 2,192,000 and 4,646,000 shares of common stock for the years ended December 31, 2013, 2012 and 2011, respectively, were not included in the calculations of diluted net income (loss) per share, as their effect would be anti-dilutive.

17.	Other Current Assets, Other Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities

The follow table presents the components of selected balance sheet items as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Other current assets:
Deferred project costs	$3,872	$2,885
Prepaid income tax	2,592	2,251
Other prepaid expenses	3,522	2,649
Deferred tax asset, short-term	1,276	1,442
Other	1,676	2,502

Total other current assets	$12,938	$11,729

Other accrued expenses and other current liabilities:
Accrued acquisition payments	$2,178	$2,108
Accrued volume discounts	1,314	1,051
Other accrued expenses	5,111	5,007
Deferred tax liability, short-term	904	539
Deposit received on asset held for sale	—	727
Other current liabilities	1,648	1,660

Total other accrued expenses and other current liabilites	$11,155	$11,092

Other long-term liabilities:
Pension obligations, long-term portion	$2,452	$3,162
Accrued acquisition payments, long-term portion	2,286	2,691
Accrued income tax uncertainties	5,115	4,975
Accrued restructuring, long-term portion	1,606	1,584
Other	1,713	2,598

Total other long-term liabilities	$13,172	$15,010

18.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following at December 31, 2013 and 2012, respectively (in thousands):

	December 31,
	2013	2012
Cumulative foreign currency translation adjustments	$19,589	$18,799
Unfunded projected benefit obligation	760	307

Accumulative other comprehensive income	$20,349	$19,106

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 14, 2014

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

Name	Title	Date

/S/ RORY J. COWAN Rory J. Cowan	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 14, 2014

/S/ DONALD M. MUIR Donald M. Muir	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2014

/S/ GUY L. DE CHAZAL Guy L. de Chazal	Director	March 14, 2014

/S/ CLAUDE P. SHEER Claude P. Sheer	Director	March 14, 2014

/S/ PAUL KAVANAGH Paul Kavanagh	Director	March 14, 2014

/S/ EDWARD A. BLECHSCHMIDT Edward A. Blechschmidt	Director	March 14, 2014

/S/ STEVEN R. FISHER Steven R. Fisher	Director	March 14, 2014

/S/ JACK NOONAN Jack Noonan	Director	March 14, 2014

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2013

Exhibit No.	Exhibit

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Amended and Restated By-laws of Lionbridge Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-26933) on October 30, 2008, and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**	1998 Stock Plan, as amended and restated (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2004, and incorporated herein by reference).

10.2**	Form of Restricted Stock Agreement under the 1998 Stock Plan (filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 000-26933) for the fiscal year ended December 31, 2003, and incorporated herein by reference).

10.3**	Amended and Restated Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on May 5, 2009, and incorporated herein by reference).

10.4**	Form of Restricted Stock Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) on November 14, 2005, and incorporated herein by reference).

10.5**	Form of Incentive Stock Option Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on November 14, 2005, and incorporated herein by reference).

10.6**	Form of Non-Qualified Stock Option Agreement For Officers and Employees under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) on November 14, 2005, and incorporated herein by reference).

10.7**	Lionbridge Deferred Compensation Plan for Independent Directors (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) on May 25, 2007, and incorporated herein by reference).

10.8**	Form of Restricted Stock Unit Agreement for Independent Directors (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) on May 25, 2007, and incorporated herein by reference).

10.9**	Form of Non-Qualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) on May 25, 2007, and incorporated herein by reference).

10.10	Lease amendment dated as of May 1, 2007, between Société Civile Immobilière Core Sophia and Lionbridge Technologies SARL (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.11	Fifth Amendment to Office Lease dated as of July 3, 2008, between BCCC Property LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2008, and incorporated herein by reference).

Exhibit No.	Exhibit

10.12	Lease dated August 18, 2009, between Lambhar Singh Rai and Sukhjit Kaur Rai and Cosmic Concepts Limited and Lionbridge (UK) Limited (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.13	Underlease dated August 19, 2009, between The Secretary of State for Environment Food and Rural Affairs, Lionbridge (UK) Limited, and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2009, and incorporated herein by reference).

10.14	Lease dated January 17, 2010, between Huan-Yi Enterprises Co., Ltd, Liao-Su-Jen and Lionbridge of Europe B.V. Taiwan Branch (filed as Exhibit 10.31 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.15	Lease dated April 23, 2010, between Fata Assicurazioni Danni SpA and Lionbridge Italy Srl (filed as Exhibit 10.33 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.16	Lease dated as of April 26, 2010, between ADF Properties LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.17	Lease dated as of May 12, 2010, between Promociones Inmobiliarias Capital 7, SL and Lionbridge Espana SL (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.18	Lease dated as of June 22, 2010, between Dominion Corporate Trustees Limited and Dominion Trust Limited and Lionbridge (UK) Limited (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.19	Lease and license agreement dated December 20, 2010, between Lake View Developers and Lionbridge Technologies Private Limited (filed as Exhibit 10.41 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.20	Lease Agreement dated February 1, 2011, between Taifun Real Sp.zo.o. and Lionbridge Poland Sp.zo.o (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.21	Sub-lease dated February 4, 2011, between Frontline the International Foundation for the Protection of Human Rights Defenders Trust and Lionbridge International (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.22	Office Lease dated February 24, 2011, between Columbia Tech Center LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.23	Office Lease Agreement No. Chor Or 2554/008 dated March 1, 2011, between Silom Building and Service Co., Ltd. and Lionbridge (Thailand) Limited (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.24	Service Agreement No. Chor Or (Bor) 2554/008 dated March 1, 2011, between Silom Building and Service Co., Ltd. and Lionbridge (Thailand) Limited (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

Exhibit No.	Exhibit

10.25	Lease executed June 28, 2011, between Margot og Thorvald Dreyers Fond (the Margot and Thorvald Dreyer Foundation), Charlotte Dreyer and Susan Dreyer and Lionbridge Denmark A/S (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2011, and incorporated herein by reference).

10.26	Lease executed July 21, 2011, between UCM/MDC-1010 Wayne LLC and Lionbridge Global Solutions II, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2011, and incorporated herein by reference).

10.27	Lease effective September 1, 2011, between Coventry University Enterprises Limited and Lionbridge (UK) Limited (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2011, and incorporated herein by reference).

10.28	Lease executed September 15, 2011, between IEF Capital Vastgoed Rietveld (Amseterdam Overschiestraat) B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2011, and incorporated herein by reference).

10.29	Amendment to Lease between Marite Oy and Lionbridge Oy executed September 15, 2011, (filed as Exhibit 10.53 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2011, and incorporated herein by reference).

10.30	Commercial Lease Agreement between WH2005/NIAM III East Holding Ltd and Lionbridge Testing Services Oy executed October 28, 2011, (filed as Exhibit 10.56 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2011, and incorporated herein by reference).

10.31	Sixth Amendment to Lease dated December 21, 2011, between BP Bay Colony LLC (successor-in-interest to BCCC Property LLC) and Lionbridge Technologies, Inc. (filed as Exhibit 10.55 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2011, and incorporated herein by reference).

10.32	Sixth Amendment to Lease dated February 29, 2012, between Gewerbezentrum Unterhaching Landthaler AG & Co. KG and Lionbridge Deutschland GmbH (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2012, and incorporated herein by reference).

10.33	Office lease dated March 13, 2012, between Jarminski Survivors Trust and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2012, and incorporated herein by reference).

10.34*	Eighth Amendment to the Lease Agreement dated as of August 7, 2012, between Sterling Realty Organization Co. and Lionbridge Technologies, Inc.

10.35*	Lease dated November 16, 2012, between Mitsubishi Estate Co., Ltd. and Lionbridge Japan K.K.

10.36	Office Lease dated March 19, 2013, between M/s. Reliable Exports and Lionbridge Technologies Private Limited (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2013, and incorporated herein by reference).

10.37*	Lease Agreement dated June 7, 2013, between Beijing Tonshun Real Estate Development Co., Ltd. and Beijing Lionbridge Global Solutions Technologies, Inc.

10.38*	Lease Agreement dated June 19, 2013, between Beijing Tonshun Real Estate Development Co. Ltd. and Lionbridge (Beijing) Technologies Inc.

10.39*	Lease Agreement dated November 21, 2013, between National IT Industry Promotion Agency and L10nbridge Korea Co. Ltd.

Exhibit No.	Exhibit

10.40*	Lease Agreement dated December 6, 2013, between YAWA 9 Sp. zo.o and Lionbridge Poland Sp. zo.o

10.41*	Deed of Lease effective December 12, 2013, between Ascendas IT Park (Chennai) Limited and Lionbridge Technologies Private Limited.

10.42*	Agreement for Services effective December 12, 2013, between Ascendas IT Park (Chennai) Limited and Lionbridge Technologies Private Limited.

10.43**	Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.44**	Non-competition Agreement between the Lionbridge Technologies, Inc. and Henri Broekmate dated March 24, 2004, (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2004, and incorporated herein by reference).

10.45**	Form of Restricted Stock Unit Agreement under the Lionbridge 1998 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2004, and incorporated herein by reference).

10.46**	Form of Restricted Stock Unit Award Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2006, and incorporated herein by reference).

10.47**	Rory Cowan Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on September 20, 2006, and incorporated herein by reference).

10.48**	Rory Cowan Performance-Based Stock Option Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) on September 20, 2006, and incorporated herein by reference).

10.49**	Employment and Business Protection Agreement, effective as of September 17, 2007, between Donald M. Muir and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on September 11, 2007, and incorporated herein by reference).

10.50**	Amended and Restated Lionbridge Change of Control Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on November 5, 2008, and incorporated herein by reference).

10.51**	Amended and Restated Change of Control Agreement between Lionbridge and Executive Officers (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on November 5, 2008, and incorporated herein by reference).

10.52*, **	Amended and Restated Employment Agreement dated November 7, 2013 between Rory J. Cowan and Lionbridge Technologies, Inc.

10.53**	Form of Management Incentive Plan Agreement for Executive Officers (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 0000-26933) on February 10, 2010, and incorporated herein by reference).

10.54**	Offer Letter dated November 22, 2010, between Lionbridge Technologies, Inc. and Mr. Marc Osofsky (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2012, and incorporated herein by reference).

10.55**	Offer Letter dated October 30, 2011, between Lionbridge Technologies, Inc. and Ms. Martha Crow (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2012, and incorporated herein by reference).

Exhibit No.	Exhibit

10.56**	Form of Long-Term Performance-Based Award Agreement for Executive Officers (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on February 10, 2010, and incorporated herein by reference).

10.57**	Form of Long-Term Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 000-26933) on June 18, 2010, as amended, and incorporated herein by reference).

10.58**	Form of Management Incentive Plan Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K (Filed No. 000-26933) on February 1, 2011, and incorporated herein by reference).

10.59**	Form of 2011 Long-Term Performance-based Stock Incentive Award Agreement (LTIP) (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on February 1, 2011, and incorporated herein by reference).

10.60**	Form of MIP Agreement for Executive Officers (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2012, and as Exhibit 10.2 to Current Report on Form 8-K (File No. 000-26933) on February 7, 2012, and incorporated herein by reference).

10.61**	Form of 2012 Performance-Based Restricted Stock Agreement (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2012, and as Exhibit 10.3 to Current Report on Form 8-K (File No. 000-26933) on February 7, 2012, and incorporated herein by reference).

10.62**	Form of 2013 Performance-Based Restricted Stock Agreement (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2013, and as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on January 9, 2013, and incorporated herein by reference).

10.63**	Form of 2013 Performance-Based Restricted Share Unit Agreement (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File. No. 000-26933) for the quarter ended March 31, 2013, and as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on January 9, 2013, and incorporated herein by reference).

10.64**	Form of MIP Agreement for Executive Officers (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2013, and as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on February 8, 2013, and incorporated herein by reference.)

10.65**	Offer Letter between Richard Tobin and Lionbridge Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2013, and as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on September 17, 2013, and incorporated herein by reference.)

10.66**	Business Protection Agreement between Richard Tobin and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2013, and as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on September 17, 2013, and incorporated herein by reference.)

10.67**	Amended and Restated Lionbridge Change of Control Plan (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) on September 17, 2013, and as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on November 5, 2008, and incorporated herein by reference.)

Exhibit No.	Exhibit

10.68**	Amended and Restated Lionbridge Change of Control Agreement between Lionbridge and Executive Officers (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) on September 17, 2013, and as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on November 5, 2008, and incorporated herein by reference.)

10.69**	Independent Directors’ Compensation Policy, Amended and Restated as of June 28, 2013, (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for quarter ended September 30, 2013; as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2013; and as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on July 3, 2013, and incorporated herein by reference.)

10.70**	Lionbridge Technologies, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) (filed as Exhibit 10.1 to the Registration Statement on Form S-8 (File No. 000-26933) on May 16, 2011, and incorporated herein by reference).

10.71**	Form of Non-Qualified Stock Option Agreement (For Officers and Employees) under the 2011 Plan (filed as Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 000-26933) on May 16, 2011, and incorporated herein by reference).

10.72**	Form of Non-Qualified Stock Option Agreement (For Non-Employee Directors) under the 2011 Plan (filed as Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 000-26933) on May 16, 2011, and incorporated herein by reference).

10.73**	Form of Restricted Stock Agreement under the 2011 Plan (filed as Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 000-26933) on May 16, 2011, and incorporated herein by reference).

10.74**	Form of Restricted Stock Unit Agreement under the 2011 Plan (filed as Exhibit 10.5 to the Registration Statement on Form S-8 (File No. 000-26933) on May 16, 2011, and incorporated herein by reference).

10.75**	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2011 Plan (filed as Exhibit 10.6 to the Registration Statement on Form S-8 (File No. 000-26933) on May 16, 2011, and incorporated herein by reference).

10.76**	Amended and Restated Lionbridge Technologies, Inc. 2011 Stock Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on November 2, 2011, and incorporated herein by reference).

10.77	Amended and Restated Credit Agreement among Lionbridge Technologies, Inc., HSBC National Bank NA as Administrative Agent and the Parties named therein, dated October 30, 2013 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on October 31, 2013, and incorporated herein by reference.)

10.78	Omnibus Amendment dated as of October 20, 2013, among Lionbridge Technologies, Inc., the Credit Parties named therein, and HSBC National Bank NA as Administrative Agent (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on October 31, 2013, and incorporated herein by reference.)

10.79	Deed of Confirmation of Lionbridge International dated as of October 30, 2013 (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) on October 31, 2013, and incorporated herein by reference.)

10.80	Deed of Confirmation of Lionbridge Luxembourg SARL dated as of October 30, 2013 (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) on October 31, 2013, and incorporated herein by reference.)

Exhibit No.	Exhibit

10.81	Unit Purchase Agreement dated June 1, 2012, between Steven R. Booher, as Trustee of the Steven R. Booher Declaration of Trust dated May 25, 2011, and Lionbridge Technologies, Inc. for the acquisition of Productive Resources, LLC (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2012, and as Exhibit 2.1 to the Current Report on Form 8-K (File No. 000-26933) on June 4, 2012, and incorporated herein by reference).

14.1*	Lionbridge Technologies, Inc. Code of Conduct effective December 1, 2013.

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*

Certification of Rory J. Cowan, the Company’s principal executive officer as required by

Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Donald M. Muir, the Company’s principal financial officer as required by

Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Lionbridge Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 14, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Furnished herewith.