Form 10-Q
period 2014-03-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2014-05-09
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2014 was 64,637,035.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,862	$38,867
Accounts receivable, net of allowance of $250 at March 31, 2014 and December 31, 2013	65,777	70,431
Unbilled receivables	28,932	19,498
Other current assets	14,042	12,938

Total current assets	140,613	141,734
Property and equipment, net	20,828	20,968
Goodwill	19,595	19,595
Acquisition-related intangible assets, net	12,428	13,226
Other assets	4,583	5,487

Total assets	$198,047	$201,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,583	$21,784
Accrued compensation and benefits	18,173	18,183
Accrued outsourcing	12,746	12,579
Accrued restructuring	1,214	1,201
Income taxes payable	2,102	2,047
Accrued expenses and other current liabilities	8,317	11,155
Deferred revenue	9,881	10,583

Total current liabilities	74,016	77,532
Long-term debt	27,000	27,000
Deferred income taxes, long-term	913	913
Other long-term liabilities	13,199	13,172

Total liabilities	115,128	118,617

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 64,617,035 and 63,705,805 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	646	637
Additional paid-in capital	272,479	273,411
Accumulated deficit	(210,122)	(212,004)
Accumulated other comprehensive income	19,916	20,349

Total stockholders’ equity	82,919	82,393

Total liabilities and stockholders’ equity	$198,047	$201,010

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenue	$120,205	$113,670

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	83,079	81,882
Sales and marketing	9,920	9,149
General and administrative	20,346	19,481
Research and development	1,739	1,656
Depreciation and amortization	1,849	1,800
Amortization of acquisition-related intangible assets	798	828
Restructuring, impairment, and other charges	335	724

Total operating expenses	118,066	115,520

Income (loss) from operations	2,139	(1,850)
Interest expense:
Interest on outstanding debt	149	237
Amortization of deferred financing charges	27	25
Interest income	19	26
Other (income) expense, net	(348)	292

Income (loss) before income taxes	2,330	(2,378)
Provision for income taxes	448	592

Net income (loss)	$1,882	$(2,970)

Net income (loss) per share of common stock:
Basic	$0.03	$(0.05)
Diluted	$0.03	$(0.05)
Weighted average number of common shares outstanding:
Basic	60,208	60,195
Diluted	63,506	60,195

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$1,882	$(2,970)
Other comprehensive income (loss):
Impact to revalue unfunded projected benefit obligation, net of tax of $0	(2)	—
Foreign currency translation adjustment, net of tax of $0	(431)	(88)

Comprehensive income (loss)	$1,449	$(3,058)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,882	$(2,970)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	1,814	1,650
Amortization of deferred financing charges	27	25
Depreciation and amortization	1,849	1,800
Amortization of acquisition-related intangible assets	798	828
Non-cash restructuring, impairment and other charges	47	—
Other	—	2
Changes in operating assets and liabilities:
Accounts receivable	3,575	(497)
Unbilled receivables	(9,635)	(2,717)
Other current assets	(583)	(1,639)
Other assets	809	(4)
Accounts payable	(790)	790
Accrued compensation and benefits	(1,423)	(173)
Accrued outsourcing	233	1,193
Accrued restructuring	17	(569)
Income tax payable	75	(198)
Accrued expenses and other liabilities	(2,638)	801
Deferred revenue	(682)	(1,028)

Net cash used in operating activities	(4,625)	(2,706)

Cash flows from investing activities:
Purchases of property and equipment	(1,806)	(2,649)
Cash paid for acquisitions	—	(434)

Net cash used in investing activities	(1,806)	(3,083)

Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	—	5,500
Payments of borrowings on revolving line of credit	—	(5,500)
Payments of debt issuance costs	(84)	—
Proceeds from issuance of common stock under stock option plans	573	673
Payments of deferred acquisition obligations	(974)	—
Payments of capital lease obligations	(9)	(9)

Net cash (used in) provided by financing activities	(494)	664

Net decrease in cash and cash equivalents	(6,925)	(5,125)
Effects of exchange rate changes on cash and cash equivalents	(80)	(34)
Cash and cash equivalents at beginning of period	38,867	25,797

Cash and cash equivalents at end of period	$31,862	$20,638

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Nature of the Business

The accompanying condensed consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, all of a normal recurring nature, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated balance sheet data as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by GAAP for annual financial statements. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

2. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Restricted Stock Awards

Lionbridge issued 1,311,500 and 140,950 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2011 Stock Incentive Plan, during the three month period ended March 31, 2014 representing a fair market value of $8.0 million. Of the total 1,452,450 shares of restricted common stock and restricted stock units issued in the three month period ended March 31, 2014, 1,124,450 have restrictions on disposition which lapse over four years from the date of grant and 328,000 shares of restricted common stock were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance-based stock incentive awards under the Corporation’s 2011 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals and records expense accordingly. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee in accordance with the forfeiture table per the grant agreements.

Stock-based Compensation

The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance. Total compensation expense related to stock options, performance-based restricted stock awards and time-based restricted stock awards was $1.8 million and $1.7 million for the three month periods ended March 31, 2014 and 2013, respectively, classified in the condensed consolidated statements of operations line items as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$20	$28
Sales and marketing	521	311
General and administrative	1,250	1,298
Research and development	23	13

Total stock-based compensation expense	$1,814	$1,650

As of March 31, 2014, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.4 million and will be recognized over an estimated weighted average period of approximately 2.7 years. Lionbridge currently expects to amortize $13.1 million of unamortized compensation in connection with restricted stock awards outstanding as of March 31, 2014 over an estimated weighted average period of approximately 2.7 years.

Share Repurchasing Program

On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6 million per year, subject to certain market rate conditions. No shares were repurchased during the three months ended March 31, 2014 or the three months ended March 31, 2013.

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

Deferred revenue represents advance billings to customers. Deferred revenue is calculated for each individual project and constitutes a performance obligation for which revenue will be recognized as services are delivered.

4. DEBT

On October 30, 2013, the Company amended and restated the Credit Agreement with HSBC Bank, as Administrative Agent and a lender, and a syndicate of other lenders (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes a $65 million senior secured revolving credit facility, which includes a $10 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing-line loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $35 million, dependent upon certain conditions. The interest rates are in the range of Prime Rate plus 0.25%—1.00% or LIBOR plus 1.25%—2.00% (at the Company’s discretion), depending on certain conditions. This facility expires on October 30, 2018, after which time the Company may need to secure new financing. The Company cannot assure that it will be able to secure new financing, or financing on terms that are acceptable. At March 31, 2014, $27.0 million was outstanding with an interest rate of 1.41%. The fair value of debt approximates its current value of $27.0 million as of March 31, 2014. The fair value of the debt would be classified as a Level 2 measurement due to the use of inputs based on similar liabilities in the market.

The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other financial covenants as of March 31, 2014.

5. NET INCOME PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and unvested restricted stock, as determined using the treasury stock method. Shares used in calculating basic and diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively, are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Weighted average number of shares of common stock outstanding-basic	60,208	60,195
Dilutive common stock equivalents relating to options and restricted stock	3,298	—

Weighted average number of shares of common stock outstanding-diluted	63,506	60,195

Options and unvested restricted stock to purchase 0.4 million and 4.6 million shares of common stock for the three-month periods ended March 31, 2014 and 2013, respectively, were not included in the calculation of diluted net income per share as their effect would be anti-dilutive.

6. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

During the three month period ended March 31, 2014, Lionbridge recorded $0.3 million of restructuring, impairment and other charges, which included restructuring charges of $0.2 million for workforce reductions in Europe consisting of 4 technical staff and $53,000 of restructuring charges representing additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. The $47,000 of other charges was related to accretion of a contingent consideration liability from the acquisition of VSI. The workforce and facility charges relate to the Company’s GLC segment and the VSI contingent consideration accretion relates to the Company’s GES segment. The Company made $0.3 million of cash payments in the three-month period ended March 31, 2014, all of which related to the GLC segment.

During the three-month period ended March 31, 2013, Lionbridge recorded $0.7 million of restructuring, impairment and other charges, which included restructuring charges of $0.2 million for workforce reductions in Europe consisting of 4 technical staff and 1 administrative staff and $0.1 million of restructuring charges representing additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. The remaining $0.4 million of other charges related to the Company’s engagement in strategic initiatives. The workforce and facility charges related to the Company’s Global Language and Content (“GLC”) segment and the costs related to strategic initiatives were included in Corporate. The Company made $1.0 million of cash payments in the three-month period ended March 31, 2013 all of which related to the GLC segment.

The following table summarizes the restructuring accrual activity for the three months ended March 31, 2014 and 2013, respectively, by category (in thousands):

	2014	2013
Beginning balance, January 1	$2,807	$3,794
Employee severance:
Restructuring charges recorded	218	201
Cash payments related to liabilities recorded on exit or disposal activities	(271)	(808)

Net employee severance activity	(53)	(607)

Vacated facility/Lease termination:
Restructuring charges recorded	—	—
Revision of estimated liabilities	53	98
Cash payments related to liabilities recorded on exit or disposal activities	(23)	(170)

Net vacated facility/lease termination activity	30	(72)

Ending balance, March 31	$2,784	$3,115

At March 31, 2014, the Company’s condensed consolidated balance sheet includes accruals totaling $2.8 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.2 million of these will be fully paid within twelve months. The remaining $1.6 million relates to lease obligations on unused facilities expiring through 2026 and is included in other long-term liabilities in the Company’s condensed consolidated balance sheet.

7. INCOME TAXES

The provision for income taxes for the three-month periods ended March 31, 2014 and March 31, 2013 was $0.4 million and $0.6 million, respectively. The tax provision for the three month period ended March 31, 2014 and March 31, 2013 consisted primarily of taxes on income in foreign jurisdictions and interest and penalties recorded in relation to the Company’s uncertain tax positions.

The balance of unrecognized tax benefits at March 31, 2014, not including interest and penalties, was $3.5 million, which, if recognized, would affect the effective income tax rate in future periods. Lionbridge also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At March 31, 2014, Lionbridge had approximately $1.4 million of interest and penalties accrued related to unrecognized tax benefits. The Company believes that it is reasonably possible that approximately $0.8 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.

The Company conducts business globally and in the normal course of business is subject to examination by local, state and federal jurisdictions in the United States as well as in multiple foreign jurisdictions. Examinations are currently underway in certain jurisdictions, including Canada, Finland, Poland, and India as of March 31, 2014. Open audit years are dependent upon the tax jurisdiction and range from 2006 to present.

At March 31, 2014, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely.

Lionbridge’s management has evaluated the positive and negative evidence as it relates to the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered Lionbridge’s history of losses and concluded that, with the exception of certain foreign tax jurisdictions, it is more-likely-than-not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been maintained against those tax assets. As a result, no income tax benefit has been recorded for the losses incurred in the U.S. and certain foreign jurisdictions during the three-month period ended March 31, 2014.

8. SEGMENT INFORMATION

Lionbridge has determined that its operating segments are those that are based on its method of internal reporting, which separately presents its business based on the service performed. The Company is reporting its results among the following three business segments:

GLC—this segment includes solutions that enable the translation, localization and worldwide multilingual release of clients’ online content, sales and marketing information, products and related technical support and training materials to meet the language, cultural, technical and industry-specific requirements of customers in local markets throughout the world. As part of its GLC solutions, Lionbridge also provides global marketing services, and provides engineering, technical documentation and drafting services for clients who market to and support customers in global markets. Lionbridge GLC solutions utilize the Company’s cloud-based technology platforms and applications, its global crowd of qualified professional linguists, translators and in-country specialists and its global service delivery model, which make the translation, localization and content management processes more efficient for Lionbridge and its clients.

GES—Formerly referred to as GDT, this segment includes Lionbridge’s services related to testing clients’ software, websites, mobile applications and hardware utilizing a cost-efficient, blended on-site and offshore model . The GES segment also includes Lionbridge’s specialized business process crowdsourcing services including search relevance testing, in-country testing for mobile devices, and data management solutions. Lionbridge’s business process crowdsourcing solutions combine a dedicated crowd of pre-qualified, in-country professionals, Lionbridge’s secure, task management platform and Lionbridge’s proven program management expertise. This combination enables Lionbridge to align the appropriate combination of skill, capability and geography to meet each client’s requirements.

Interpretation—this segment includes interpretation services for government and business organizations that require experienced linguists. Lionbridge provides interpretation communication services in more than 360 languages and dialects, including on-site interpretation, over-the-phone interpretation and interpreter testing, training, and assessment services.

The Company’s internal reporting does not include the allocation of certain expenses to the operating segments but instead includes those other expenses in unallocated corporate and other expense. Unallocated expenses primarily include corporate expenses, such as interest expense, restructuring, impairment and other charges, foreign exchange gains and losses and governance expenses, as well as finance, information technology, human resources, legal, treasury and marketing expenses. The Company determines whether a cost is charged to a particular business segment or is retained as an unallocated cost based on whether the cost relates to a corporate function or to a direct expense associated with the particular business segment. For example, corporate finance, corporate information technology and corporate human resource expenses are unallocated, whereas operating segment finance, information technology and human resource expenses are charged to the applicable operating segment.

The table below presents information about the Company’s segment data for the three month period ended March 31, 2014 and 2013 (in thousands). Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GES	Interpretation	Corporate and Other	Total
Three Months Ended March 31, 2014
External revenue	$81,417	$33,271	$5,517	$—	$120,205
Cost of revenue (exclusive of depreciation and amortization)	54,723	23,657	4,699	—	83,079
Depreciation and amortization including acquisition-related intangible assets	1,262	797	9	579	2,647
Other operating expenses	18,979	5,115	425	—	24,519

Segment contribution	6,453	3,702	384	(579)	9,960
Interest expense and other unallocated items	—	—	—	(7,630)	(7,630)

Income (loss) before income taxes	6,453	3,702	384	(8,209)	2,330
Provision for income taxes	—	—	—	448	448

Net income (loss)	$6,453	$3,702	$384	$(8,657)	$1,882

Three Months Ended March 31, 2013
External revenue	$72,553	$35,278	$5,839	$—	$113,670
Cost of revenue (exclusive of depreciation and amortization)	52,321	24,677	4,884	—	81,882
Depreciation and amortization including acquisition-related intangible assets	1,303	756	8	561	2,628
Other operating expenses	19,014	4,396	545	—	23,955

Segment contribution	(85)	5,449	402	(561)	5,205
Interest expense and other unallocated items	—	—	—	(7,583)	(7,583)

Income (loss) before income taxes	(85)	5,449	402	(8,144)	(2,378)
Provision for income taxes	—	—	—	592	592

Net income (loss)	$(85)	$5,449	$402	$(8,736)	$(2,970)

9. GOODWILL, ACQUISTION-RELATED INTANGIBLE ASSETS, AND OTHER LONG LIVED ASSETS

Lionbridge assesses the impairment of goodwill and acquisition-related intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models and the market approach. In addition, goodwill is reviewed for impairment on an annual basis. At December 31, 2013, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value substantially exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling and the market approach. As a result, no impairment was recorded for the year ended December 31, 2013. There were no events or changes in circumstances during the three months ended March 31, 2014 which indicated that an assessment of the impairment of goodwill and acquisition-related intangible assets was required.

The Company evaluates whether there has been impairment in the carrying value of its long-lived assets if circumstances indicate that a possible impairment may exist. Impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset grouping are less than its carrying value. If it is determined that the asset group is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of its long-lived assets include a worsening in customer attrition rates compared to historical attrition rates, lower than initially anticipated cash flows associated with customer relationships, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, identification of other impaired assets within a reporting unit, disposition of a significant portion of an operating segment, significant negative industry or economic trends, significant decline in our stock price for a sustained period and a decline in our market capitalization relative to net book value.

Intangible assets arose from acquisitions made prior to 2011 and the acquisitions of Productive Resources, LLC (“PRI”) in June 2012, Virtual Solutions, Inc. (“VSI”) in November 2012 and E5 Global Holdings, Inc. (“E5”)in October 2013. Intangibles arising from acquisitions made prior to 2011 are being amortized using an economic consumption method over an estimated useful life of; (i) 3 to 12 year for customer relationships, (ii) 3 to 5 years for customer contracts and (iii) 1 to 4 years for acquired technology. Intangibles arising from the acquisitions of PRI, VSI and E5 are being amortized over a straight-line basis over the estimated useful life of; (i) 5 to 10 years for acquired technology, (ii) 2 to 12 years for customer relationships, (iii) 1 to 5 years for non-compete agreements and (iv) 1 to 2 years for trademarks.

The following table summarizes acquisition-related intangible assets at March 31, 2014 and December 31, 2013, respectively (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
Acquired customer relationships	$39,390	$(30,146)	$9,244	$39,390	$(29,564)	$9,826
Acquired customer contracts	$14,000	(14,000)	—	14,000	(14,000)	—
Acquired technology	$5,117	(2,916)	2,201	5,117	(2,804)	2,313
Non-compete agreements	$1,500	(553)	947	1,500	(465)	1,035
Acquired trademark	$87	(51)	36	87	(35)	52

	$60,094	$(47,666)	$12,428	$60,094	$(46,868)	$13,226

Lionbridge currently expects to amortize the following remaining amounts of acquisition-related intangible assets held at March 31, 2014 in the fiscal periods as follows (in thousands):

Year ending December 31,
2014	$2,330
2015	2,399
2016	2,206
2017	1,593
2018	672
2019 and thereafter	3,228

$12,428

10. ACQUISITIONS

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

The Company made an initial cash payment of approximately $1.4 million at closing with an additional $0.2 million of deferred purchase consideration due on the first anniversary of the closing date. Under the terms of the purchase agreement, the former owners of E5 will also be eligible to receive additional cash consideration up to $2.2 million, contingent on the fulfillment of certain revenue-based financial conditions during the two years ended September 30, 2015. Using a discounted cash flow method, the Company recorded an estimated liability related to the earn-out of $0.3 million as of the acquisition date and as of March 31, 2014. The Company will continue to assess the probability that the conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. The Company has recorded revenue of $0.9 million for the three months ended March 31, 2014 related to E5.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge did not have any financial assets and liabilities as of March 31, 2014 designated as Level 1.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. As a result of the PRI acquisition in 2012 Lionbridge acquired a $2.0 million promissory note, using an interest rate similar to quoted market rates for a similar liability, to be paid in three installments and matures in June 2015.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge has contingent and deferred consideration assumed as a result of the VSI and E5 acquisition of $2.2 million and $3.1 million designated as Level 3 as of March 31, 2014 and December 31, 2013, respectively. The Company’s contingent purchase consideration is valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. This liability is classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31, 2014 Using
	Level 1	Level 2	Level 3	Total
Other accrued expenses and other current liabilities:
Accrued acquisition payments	$—	$737	$415	$1,152

Other long-term liabilities:
Accrued acquisition payments, long-term portion	—	653	1,739	2,392

Total liabilities carried at fair value	$—	$1,390	$2,154	$3,544

	As of December 31, 2013 Using
	Level 1	Level 2	Level 3	Total
Other accrued expenses and other current liabilities:
Accrued acquisition payments	$—	$789	$1,389	$2,178

Other long-term liabilities:
Accrued acquisition payments, long-term portion	—	595	1,691	2,286

Total	$—	$1,384	$3,080	$4,464

Changes in the fair value of the Company’s Level 3 contingent consideration obligations during the three months ended March 31, 2014 were as follows (in thousands):

Fair value at January 1, 2014	$3,080
Changes in the fair value of contingent considerations obligations	47
Payments of deferred consideration obligations	(973)

Fair value at March 31, 2014	$2,154

12. RECENT ACCOUNTING PRONOUNCEMENTS

New pronouncements issued but not effective until after March 31, 2014 are not expected to have a material impact on our financial position, results of operations or liquidity.

13. OTHER CURRENT ASSETS, OTHER ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND OTHER LONG-TERM LIABILITIES

The following table presents the components of selected balance sheet items as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Other current assets:
Deferred project costs	$2,654	$3,872
Prepaid income tax	3,020	2,592
Other prepaid expenses	5,330	3,522
Deferred tax asset, short-term	1,276	1,276
Other current assets	1,762	1,676

Total other current assets	$14,042	$12,938

Other accrued expenses and other current liabilities:
Accrued acquisition payments	$1,152	$2,178
Accrued volume discounts	564	1,314
Other accrued expenses	4,541	5,111
Deferred tax liability, short-term	904	904
Other current liabilities	1,156	1,648

Total other accrued expenses and other current liabilities	$8,317	$11,155

Other long-term liabilities:
Pension obligations, long-term portion	$2,529	$2,452
Accrued acquisition payments, long-term portion	2,392	2,286
Accrued income tax uncertainties	5,113	5,115
Accrued restructuring, long-term portion	1,571	1,606
Other	1,594	1,713

Total other long-term liabilities	$13,199	$13,172

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consisted of the following at March 31, 2014 and December 31, 2013, respectively (in thousands):

	March 31, 2014	December 31, 2013
Cumulative foreign currency translation adjustments	$19,158	$19,589
Unfunded projected benefit obligation	758	760

Accumulative other comprehensive income	$19,916	$20,349

15. COMMITMENTS AND CONTINGENCIES

On March 26, 2014 the Company amended the existing lease for its corporate office in Waltham, MA (the “7th Waltham Amendment”). The amendment extends the term of the lease to 2025. Future minimum lease payments related to the 7th Waltham Amendment are approximately $19.4 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 14, 2014 (SEC File No. 000-26933) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The forward-looking statements in this Form 10-Q are made as of the date of this filing only, and Lionbridge does not undertake to update or supplement these statements due to changes in circumstances or otherwise, except as required by law.

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

Through its Global Language and Content (“GLC”) solutions, Lionbridge translates, localizes and adapts clients’ content and products to meet the language, cultural, technical and industry-specific requirements of users in local markets throughout the world. As part of its GLC solutions, Lionbridge also provides global marketing services, and provides engineering, technical documentation and drafting services for clients who market to and support customers in global markets. Lionbridge GLC solutions utilize the Company’s cloud-based technology platforms and applications, its global crowd of qualified professional linguists, translators and in-country specialists and its global service delivery model, which make the translation, localization and content management processes more efficient for Lionbridge and its clients. Through its Global Enterprise Solutions (“GES”) solutions, Lionbridge tests software and online search results to help clients deliver high-quality, relevant applications in global markets. The Company’s GES solutions ensure the quality, usability, relevance and performance of clients’ software, search engines, technology products, web applications, and content globally. As part of its GES offering, Lionbridge also provides specialized business process crowdsourcing services including search relevance testing, in-country testing for mobile devices, and data management solutions.

Lionbridge provides interpretation services for government, business and healthcare organizations that require experienced linguists. Lionbridge provides interpretation communication services in more than 360 languages and dialects, including onsite interpretation, over-the-phone interpretation and interpreter testing, training, and assessment services.

Lionbridge provides a full suite of globalization solutions to businesses in diverse end markets including technology, internet and media, manufacturing, mobile and telecommunications, life sciences, government, automotive, aerospace and retail. Core to all Lionbridge solutions is the Company’s Global Customer Lifecycle (“GCL”) framework that addresses the complexities global organizations face in providing a more optimized experience for their global customers. Using the GCL approach, Lionbridge believes its services enable clients to gain market share, build loyalty and speed adoption of products and content in their international markets.

For the three month period ended March 31, 2014, Lionbridge’s income from operations was $2.1 million, with a net income of $1.9 million. For the three month period ended March 31, 2013, Lionbridge generated a loss from operations of $1.9 million and a net loss of $3.0 million. As of March 31, 2014, the Company had an accumulated deficit of $210.1 million.

A significant portion of Lionbridge’s cost of revenue and operating expenses are recorded in entities which utilize the Euro or other currencies as their functional currency, while the majority of its revenues are recorded in U.S. Dollars. As such, certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to other currencies, particularly the Euro. The average value of the U.S. Dollar relative to the Euro weakened approximately 4% from the quarter ended March 31, 2013 to the quarter ended March 31, 2014. The foreign currency translation impact on our results is described in further detail under the “Results of Operations” section below.

Critical Accounting Policies and Estimates

Lionbridge has identified the policies which are critical to understanding its business and results of operations. There have been no significant changes during the three months ended March 31, 2014 to the items disclosed as the critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations

The following table sets forth for the periods indicated certain unaudited condensed consolidated financial data as a percentage of total revenue.

	Three Months Ended March 31,
	2014	2013
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	69.1	72.0
Sales and marketing	8.3	8.0
General and administrative	16.9	17.1
Research and development	1.4	1.5
Depreciation and amortization	1.5	1.6
Amortization of acquisition-related intangible assets	0.7	0.7
Restructuring, impairment and other charges	0.2	0.6

Total operating expenses	98.1	101.5

Income (loss) from operations	1.9	(1.5)
Interest expense:
Interest on outstanding debt	0.1	0.2
Amortization of deferred financing charges	—	—
Interest income	—	—
Other (income) expense, net	(0.3)	0.3

Income (loss) before income taxes	2.1	(2.0)
Provision for income taxes	0.4	0.6

Net income (loss)	1.7%	(2.6)%

Revenue. The following table shows GLC, GES, and Interpretation revenues in dollars and as a percentage of total revenue for the three month periods ended March 31, 2014 and March 31, 2013, respectively (in thousands, except percentages):

	Three Months Ended March 31,
	2014		2013
GLC	$81,417	68%	$72,553	64%
GES	33,271	28%	35,278	31%
Interpretation	5,517	4%	5,839	5%

Total revenue	$120,205	100%	$113,670	100%

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

Revenue for the quarter ended March 31, 2014 was $120.2 million, an increase of $6.5 million, or 6%, from $113.7 million for the quarter ended March 31, 2013. This period-over-period increase in total revenue was due to an $8.9 million increase in the GLC segment being partially offset by a $2.0 million decrease in the GES segment and a $0.3 million decrease in the Interpretation segment. The $8.9 million increase in the GLC segment includes a favorable currency translation impact of approximately $1.5 million, primarily attributable to the weakening of the U.S. Dollar versus the Euro. Lionbridge conducts a large portion of its business in international markets. Approximately 33% of its revenue for the quarter ended March 31, 2014 was denominated in foreign currencies, primarily the Euro, as compared to approximately 31% for the quarter ended March 31, 2013. A fluctuation in foreign currency exchange rates primarily affects the GLC segment.

Revenue from the Company’s GLC segment increased $8.9 million, or 12%, to $81.4 million for the quarter ended March 31, 2014 from $72.6 million for the quarter ended March 31, 2013. This increase was the result of a $7.4 million increase in demand for the Company’s solutions and a $1.5 million increase related to the weakening of the U.S. Dollar relative to other currencies, primarily the Euro.

Revenue from the Company’s GES segment decreased $2.0 million, or 6%, to $33.3 million for the quarter ended March 31, 2014 from $35.3 million for the quarter ended March 31, 2013. The decrease was related to decreased volume on a select large multi-year program with existing clients. The GES segment has a number of large client programs that sometimes experience periods of high growth during initial ramp-up phases when a program begins and may experience slight variations in volume when the program subsequently enters a maintenance phase. Revenue in the GES segment is not materially affected by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation segment decreased $0.3 million, or 6%, to $5.5 million from $5.8 million, due to slightly decreased volume from a major existing client. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation and testing services provided by third parties as well as salaries and associated employer taxes and employee benefits for personnel related to client engagements. The following table shows GLC, GES and Interpretation cost of revenues, the percentage change from the three month period of the prior year and as a percentage of revenue for the three months ended March 31, 2014 and March 31, 2013, respectively (in thousands, except for percentages):

	Three Months Ended March 31,
	2014	2013	% Change
GLC:
Cost of revenue	$54,723	$52,321	4.6%
Percentage of revenue	67.2%	72.1%
GES:
Cost of revenue	23,657	24,677	-4.1%
Percentage of revenue	71.1%	70.0%
Interpretation:
Cost of revenue	4,699	$4,884	-3.8%
Percentage of revenue	85.2%	83.6%

Total cost of revenue	$83,079	$81,882	1.5%

Percentage of revenue	69.1%	72.0%

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

For the quarter ended March 31, 2014, cost of revenue increased $1.2 million, or 1.5%, to $83.1 million as compared to $81.9 million for the corresponding period of the prior year. The increase is attributable to a $1.0 million unfavorable currency translation impact as the U.S. Dollar weakened relative to the Euro, and a $0.9 million or 2% increase in employee-related costs being partially offset by a $0.7 million decrease in variable outsourcing costs.

For the quarter ended March 31, 2014, as a percentage of revenue, cost of revenue decreased to 69.1% as compared to 72.0% for the quarter ended March 31, 2013. This favorable decrease was primarily due to higher project volumes and improved work mix within the GLC segment.

For the quarter ended March 31, 2014, GLC cost of revenue increased by $2.4 million, or 4.6%, to $54.7 million as compared to $52.3 million for the corresponding period of the prior year. The increase was primarily the result of a $0.9 million or 4% increase in variable outsourcing costs attributable to higher project volumes, a $0.6 million or 2% increase in employee-related costs, and a $0.9 million unfavorable foreign currency translation impact as a result of the weakening of the U.S. Dollar against the Euro.

For the quarter ended March 31, 2014, cost of revenue as a percentage of revenue in the Company’s GLC segment decreased to 67.2% as compared to 72.1% for the quarter ended March 31, 2013, primarily as a result of increased revenue volumes.

For the quarter ended March 31, 2014, GES cost of revenue decreased $1.0 million, or 4.1%, to $23.7 million as compared to $24.7 million for the corresponding period of the prior year. This decrease was attributable to a $1.4 million or 12% decrease in variable outsourcing costs being partially offset by an increase in employee-related costs of $0.3 million and an increase in other costs of $0.1 million. Cost of revenue in the GES segment was not materially impacted by foreign currency translation.

For the quarter ended March 31, 2014, cost of revenue as a percentage of revenue in the Company’s GES segment increased to 71.1% as compared to 70.0% for the quarter ended March 31, 2013.

For the quarter ended March 31, 2014, Interpretation cost of revenue decreased $0.2 million, or 3.8%, to $4.7 million as compared to $4.9 million in the corresponding period of the prior year, primarily due to decreased variable third party outsourcing costs resulting from the 6% decrease in revenue. The Company’s Interpretation segment is not materially impacted by foreign currency exchange rate fluctuations.

For the quarter ended March 31, 2014, cost of revenue as a percentage of revenue in the Company’s Interpretation segment increased slightly to 85.2% as compared to 83.6% for the quarter ended March 31, 2013.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employer taxes and employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three month period of the prior year and as a percentage of revenue for the three month periods ended March 31, 2014 and March 31, 2013, respectively (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013
Total sales and marketing expenses	$9,920	$9,149
Increase from prior year	771
Percentage of revenue	8.3%	8.0%

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

Sales and marketing expenses increased $0.8 million, or 8%, for the three months ended March 31, 2014 as compared to the corresponding period of 2013, primarily attributable to a $0.3 million increase in employee-related costs, a $0.2 million increase in training expenses and a $0.3 million increase in other costs. As a percentage of revenue, sales and marketing expenses increased slightly to 8.3% for the three months ended March 31, 2014 as compared to 8.0% for the three months ended March 31, 2013.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employer taxes and employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three month periods of the prior year and as a percentage of revenue for the three months ended March 31, 2014 and March 31, 2013, respectively (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013
Total general and administrative expenses	$20,346	$19,481
Increase from prior year	865
Percentage of revenue	16.9%	17.1%

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

General and administrative expenses increased $0.9 million, or 4%, for the three months ended March 31, 2014 as compared to the corresponding period of 2013, primarily attributable to a $0.4 million increase in employee-related costs and a $0.5 million increase in all other costs. As a percentage of revenue, general and administrative expenses decreased slightly to 16.9% for the three months ended March 31, 2014, as compared to 17.1% for the same period of the prior year as a result of leveraging fixed costs over a $6.5 million or 6% increase in revenue.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform, its Translation Workspace™ SaaS-based offering and its customizable real-time automated machine translation technology known as GeoFluent™. The cost consists primarily of salaries and associated employer taxes and employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three month period of the prior year and as a percentage of revenue for the three months ended March 31, 2014 and March 31, 2013, respectively (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013
Total research and development expense	$1,739	$1,656
Increase from prior year	83
Percentage of revenue	1.4%	1.5%

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

Research and development expenses increased $0.1 million, or 5%, for the three months ended March 31, 2014 as compared to the corresponding period of 2013. This increase is primarily attributable to an increase in overall employee compensation and benefits. As a percentage of revenue, research and development expenses decreased slightly to 1.4% for the three months ended March 31, 2014, as compared to 1.5% for the three months ended March 31, 2013.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three month periods of the prior year and as a percentage of revenue for the three months ended March 31, 2014 and March 31, 2013, respectively (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013
Total depreciation and amortization expense	$1,849	$1,800
Increase from prior year	49
Percentage of revenue	1.5%	1.6%

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

Depreciation and amortization expense remained unchanged at $1.8 million for the three months ended March 31, 2014 as compared to the corresponding period of 2013. As a percentage of revenue, depreciation and amortization decreased slightly to 1.5% for the three months ended March 31, 2014 as compared to 1.6% for the three months ended March 31, 2013. Depreciation and amortization expense was not materially impacted by fluctuations in foreign currency exchange rates period-over-period.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months ended March 31, 2014 of $0.8 million represented a slight decrease of $30,000 as compared to the three months ended March 31, 2013. This decrease is due to a decrease in amortization related to pre-2011 acquisitions that are being amortized on an economic consumption method as opposed to straight-line, partially offset by incremental expense from the E5 acquisition.

Restructuring, Impairment and Other Charges. Restructuring, impairment and other charges were $0.3 million for the three months ended March 31, 2014 and $0.7 million for the three months ended March 31, 2013.

The $0.3 million of restructuring, impairment and other charges recorded in the three months ended March 31, 2014 included $0.2 million for workforce reductions in Europe consisting of 4 technical staff, $53,000 of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions and $47,000 of accretion of a contingent consideration liability from the acquisition of VSI. The workforce and facility charges relate to the Company’s GLC segment and the VSI contingent consideration accretion relates to the Company’s GES segment.

The $0.7 million of restructuring, impairment and other charges recorded in the three months ended March 31, 2013 included $0.2 million for workforce reductions in Europe consisting of 4 technical staff and 1 administrative staff, $0.1 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions and $0.4 million of costs related to the Company’s engagement in strategic initiatives. The workforce and facility charges related to the Company’s GLC segment and the cost associated with strategic initiatives was related to Corporate.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the three months ended March 31, 2014 decreased to $0.1 million as compared to $0.2 million for the three months ended March 31, 2013. This is primarily due to a decrease in interest rate.

Other Expense, Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized a $0.3 million gain in other expense, net, during the three months ended March 31, 2014 as compared to a loss of $0.3 million during the corresponding periods of the prior year. The variations are due to differences among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year.

Income Before Income Taxes. The components of income before income taxes were as follows for the three months ended March 31, 2014 and March 31, 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
United States	$(254)	$(3,079)
Foreign	2,584	701

Income (loss) before income taxes	$2,330	$(2,378)

During the quarter ended March 31, 2014, the Company’s United States operations generated a loss of $0.3 million before income taxes as compared to a loss of $3.1 million for the quarter ended March 31, 2013. The Company’s foreign operations generated income before income taxes of $2.6 million for the quarter ended March 31, 2014 as compared to income of $0.7 million during the quarter ended March 31, 2013. A significant portion of our operating costs are incurred outside the United States and a majority of our foreign affiliates are subject to cost-plus based transfer pricing agreements which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The positive trend experienced in the Company’s U.S. and foreign operations’ results from the quarter ended March 31, 2013 to the quarter ended March 31, 2014 is a result of increased project volumes particularly in our GLC segment.

Provision for Income Taxes The provision for (benefit from) income taxes consists primarily of taxes resulting from profits in foreign jurisdictions, and interest and penalties associated with uncertain tax positions. The tax provision decreased to $0.4 million for the quarter ended March 31, 2014 compared to $0.6 million in the same period of the prior year. The tax change year over year is primarily due to the foreign profits mixes, which are subject to tax by the foreign jurisdictions due to the treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model.

Non-GAAP Financial Measures

We also measure our performance using non-GAAP measurements of adjusted earnings and adjusted earnings per share. We define adjusted earnings and adjusted earnings per share as GAAP net income excluding amortization of acquisition-related intangible assets, stock-based compensation, restructuring, impairment and other charges. We believe these non-GAAP measures are useful to management and investors in evaluating our operating performance for the periods presented. These non-GAAP financial measures should not be viewed as alternatives to GAAP measures of performance. Management believes the most directly comparable GAAP financial measures for adjusted earnings and adjusted earnings per share are net income and diluted net income per share, respectively. The following table reconciles net income and earnings per share to adjusted net income and adjusted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$1,882	$(2,970)

Amortization of acquisition-related intangible assets	798	828
Stock-based compensation	1,814	1,650
Restructuring, impairment and other charges	335	724

Adjusted earnings	$4,829	$232

Fully diluted weighted average number of common shares outstanding	63,506	62,398
Adjusted diluted earnings per share	$0.08	$0.00

Liquidity and Capital Resources

The following table shows cash and cash equivalents and working capital at March 31, 2014 and at December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$31,862	$38,867
Working capital	66,597	64,202

Lionbridge’s working capital increased $2.4 million, to $66.6 million at March 31, 2014, as compared to $64.2 million at December 31, 2013 primarily due to a $9.4 million increase in unbilled receivables, a $3.0 million decrease in accounts payable, accrued expenses and other current liabilities, a $0.7 million decrease in deferred revenue and a net $0.8 million increase in other working capital items, being partially offset by a $7.0 million decrease in cash and cash equivalents and a $4.7 million decrease in accounts receivable.

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

The following table shows the net cash used in operating activities, net cash used in investing activities, and net cash (used in) provided by financing activities for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash (used in) operating activities	$(4,625)	$(2,706)
Net cash (used in) investing activities	(1,806)	(3,083)
Net cash (used in) provided by financing activities	(494)	664

Cash Flows from Operating Activities

Net cash used in operating activities was $4.6 million for the three months ended March 31, 2014, as compared to $2.7 million for the corresponding period of 2013.

Net cash used in operating activities was $4.6 million for the three months ended March 31, 2014, primarily due to net income of $1.9 million and the addition of non-cash charges of $4.5 million being more than offset by changes in operating assets and liabilities of $11.0 million, the most significant of which was an increase of $9.6 million in unbilled receivables. Fluctuations in accounts receivable and unbilled receivables from period to period relative to changes in revenue are a result of timing of customer invoicing.

Net cash used in operating activities was $2.7 million for the three months ended March 31, 2013, due to a net loss of $3.0 million and the addition of non-cash charges of $4.3 million less a decrease of $4.0 million in cash relating to changes in operating assets and liabilities. Increase in accounts receivable and unbilled revenues accounted for $3.2 million of this amount primarily due to increased revenues in 2013 compared to 2012. Fluctuations in accounts receivable and unbilled receivables from period to period relative to changes in revenue are a result of timing of customer invoicing.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.8 million for the three months ended March 31, 2014, relating to the purchase of property and equipment (primarily related to capitalized software associated with the development of internal financial systems and enhancements of internal product and leasehold improvements).

Net cash used in investing activities was $3.1 million for the three months ended March 31, 2013, consisting of $2.6 million for the purchase of property and equipment (primarily related to capitalized software associated with the development of internal financial systems and enhancements of internal product and leasehold improvements) and $0.4 million cash paid for acquisitions, primarily related to a working capital payment associated with the Company’s acquisition of VSI in December 2012.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2014 was $0.5 million which consisted of $1.0 million of contingent consideration paid related to the VSI acquisition and $84,000 of debt issuance costs being partially offset by $0.6 million of proceeds from the issuance of common stock under option plans.

Net cash provided by financing activities for the three months ended March 31, 2013 was $0.7 million, primarily from proceeds from the issuance of common stock under option plans. During the period, the Company borrowed and repaid $5.5 million under its revolving line of credit.

On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18.0 million over three years. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6.0 million per year, subject to certain market rate conditions. The Company did not make any repurchases under this plan for the three month periods ended March 31, 2014 or March 31, 2013.

Lionbridge anticipates that its present cash and cash equivalents position and available financing under its Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the at least the next twelve months.

Contractual Obligations

On March 26, 2014 we amended the existing lease for our corporate headquarters in Waltham, MA (the “7th Waltham Amendment”). The amendment extends the term of the lease to 2025. Future minimum lease payments related to the 7th Waltham Amendment are approximately $19.4 million.

As of March 31, 2014, there were no other material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Net tax provisions during the three months ended March 31, 2014, primarily related to taxes and accrued interest, have decreased the balance of unrecognized tax benefits by $0.1 million to $3.5 million.

The Company believes that it is reasonably possible that approximately $0.8 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

New pronouncements issued but not effective until after March 31, 2014 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of March 31, 2014, $27.0 million was outstanding under the Company’s credit facility. A hypothetical 10% increase or decrease in interest rates would have less than a $0.1 million impact on the Company’s interest expense based on the $27.0 million outstanding at March 31, 2014 with an interest rate of 1.41%. Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, 60% and 61% of its costs and expenses for the three month periods ended March 31, 2014 and 2013, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 13% and 15% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of March 31, 2014 and December 31, 2013, respectively, while 19% and 16% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of March 31, 2014 and December 31, 2013, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $54.7 million and $39.7million as of March 31, 2014 and December 31, 2013, respectively. The principal foreign currency applicable to the Company’s business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at March 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIONBRIDGE TECHNOLOGIES, INC.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 14, 2014 (SEC File No. 000-26933) (the “2013 Annual Report”) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. There have been no material changes in Lionbridge’s risk factors from those disclosed in Lionbridge’s 2013 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2014, the Company withheld 554,458 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2014 - January 31, 2014	282,011	5.64
February 1, 2014 - February 28, 2014	272,447	6.32

Total	554,458	$5.97

In addition, upon the termination of employees during the quarter ended March 31, 2014, 10,750 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the quarter ended March 31, 2014:

Period	Total Number of Shares Forfeited
January 1, 2014 - January 31, 2014	3,750
February 1, 2014 - February 28, 2014	5,125
March 1, 2014 - March 31, 2014	1,875

Total	10,750

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Description

10.1	Form of MIP Agreement for Executive Officers 2014 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File Number: 000-26933) filed on February 4, 2014, and incorporated herein by reference).

10.2	Amended and Restated Compensation Plan for Independent Directors (filed as Exhibit 10.2 to the Current Report on Form 8-K (File Number: 000-26933) filed on February 4, 2014, and incorporated herein by reference).

10.3	Lease between Lionbridge and BP Bay Colony LLC dated as of March 26, 2014 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File Number: 000-26933) filed on March 27, 2014, and incorporated herein by reference).

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Lionbridge Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the SEC on May 9, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
†	Furnished herewith.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ DONALD M. MUIR
Donald M. Muir
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: May 9, 2014