Form 10-Q
period 2014-06-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2014-08-08
CIK 1058299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 1, 2014 was 64,090,054.

LIONBRIDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$31,270	$38,867
Accounts receivable, net of allowance of $250 at June 30, 2014 and December 31, 2013	78,131	70,431
Unbilled receivables	24,387	19,498
Other current assets	12,946	12,938

Total current assets	146,734	141,734
Property and equipment, net	21,545	20,968
Goodwill	20,584	19,595
Acquisition-related intangible assets, net	12,439	13,226
Other assets	4,618	5,487

Total assets	$205,920	$201,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,404	$21,784
Accrued compensation and benefits	18,347	18,183
Accrued outsourcing	13,488	12,579
Accrued restructuring	1,175	1,201
Income taxes payable	1,870	2,047
Accrued expenses and other current liabilities	9,648	11,155
Deferred revenue	9,472	10,583

Total current liabilities	80,404	77,532
Long-term debt	27,000	27,000
Deferred income taxes, long-term	913	913
Other long-term liabilities	11,604	13,172

Total liabilities	119,921	118,617

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 64,223,808 and 63,705,585 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	642	637
Additional paid-in capital	271,652	273,411
Accumulated deficit	(206,332)	(212,004)
Accumulated other comprehensive income	20,037	20,349

Total stockholders’ equity	85,999	82,393

Total liabilities and stockholders’ equity	$205,920	$201,010

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$130,538	$123,407	$250,743	$237,077
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	89,871	84,253	172,951	166,135
Sales and marketing	9,764	9,123	19,684	18,272
General and administrative	20,373	19,188	40,719	38,669
Research and development	1,757	1,819	3,496	3,475
Depreciation and amortization	1,889	1,847	3,738	3,647
Amortization of acquisition-related intangible assets	813	828	1,611	1,656
Restructuring, impairment and other charges	882	1,297	1,216	2,021

Total operating expenses	125,349	118,355	243,415	233,875

Income from operations	5,189	5,052	7,328	3,202
Interest expense:
Interest on outstanding debt	100	210	249	447
Amortization of deferred financing charges	27	25	54	50
Interest income	31	13	50	39
Other expense (income), net	237	592	(111)	884

Income before income taxes	4,856	4,238	7,186	1,860
Provision for income taxes	1,066	771	1,514	1,363

Net income	$3,790	$3,467	$5,672	$497

Net income per share of common stock:
Basic	$0.06	$0.06	$0.09	$0.01
Diluted	$0.06	$0.06	$0.09	$0.01
Weighted average number of common shares outstanding:
Basic	60,523	60,724	60,372	60,550
Diluted	63,410	62,436	63,515	61,941

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$3,790	$3,467	$5,672	$497
Other comprehensive income (loss):
Impact to revalue unfunded projected benefit obligation, net of tax of $0	—	—	(2)	—
Foreign currency translation adjustment, net of tax of $0	121	58	(310)	(30)

Comprehensive income	$3,911	$3,525	$5,360	$467

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$5,672	$497
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,806	3,310
Amortization of deferred financing charges	54	50
Depreciation and amortization	3,738	3,647
Amortization of acquisition-related intangible assets	1,611	1,656
Non-cash restructuring, impairment and other charges	(107)	174
Other	(30)	2
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(7,078)	(11,902)
Unbilled receivables	(5,078)	(2,097)
Other current assets	755	(1,317)
Other assets	916	139
Accounts payable	3,467	1,806
Accrued compensation and benefits	(2,796)	126
Accrued outsourcing	900	2,724
Accrued restructuring	8	(557)
Income tax payable	(174)	(682)
Accrued expenses, other current liabilities and other long-term liabilities	(2,402)	1,513
Deferred revenue	(1,123)	1,071

Net cash provided by operating activities	2,139	160

Cash flows from investing activities:
Purchases of property and equipment	(3,857)	(4,125)
Cash paid for acquisitions, net of cash acquired	(2,360)	(434)

Net cash used in investing activities	(6,217)	(4,559)

Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	4,500	9,550
Payments of borrowings on revolving line of credit	(4,500)	(9,550)
Payments of debt issuance costs	(84)	—
Payments for share repurchases	(2,731)	(3,839)
Proceeds from issuance of common stock under stock option plans	581	673
Payments of deferred acquisition obligations	(1,344)	(597)
Payments of capital lease obligations	(18)	(18)

Net cash used in financing activities	(3,596)	(3,781)

Net decrease in cash and cash equivalents	(7,674)	(8,180)
Effects of exchange rate changes on cash and cash equivalents	77	25
Cash and cash equivalents at beginning of period	38,867	25,797

Cash and cash equivalents at end of period	$31,270	$17,642

Non-cash activities:
Property and equipment included in accounts payable	$307	$—

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

2. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Restricted Stock Awards

Lionbridge issued 1,336,500 and 188,542 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2011 Stock Incentive Plan, during the six month period ended June 30, 2014 representing a fair market value of $8.4 million. Of the total 1,525,042 shares of restricted common stock and restricted stock units issued in the six month period ended June 30, 2014, 1,161,450 have restrictions on disposition which lapse over four years from the date of grant, 35,592 have restrictions on disposition which lapse over thirteen months from the grant date and 328,000 shares of restricted common stock were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance-based stock incentive awards under the Corporation’s 2011 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will generally lapse upon the achievement of revenue and profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals and records expense accordingly. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee in accordance with the forfeiture table per the grant agreements.

Stock-based Compensation

The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance. Total compensation expense related to stock options, performance-based restricted stock awards and time-based restricted stock awards are classified in the condensed consolidated statements of operations line items as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$44	$18	$64	$46
Sales and marketing	517	309	1,038	620
General and administrative	1,406	1,322	2,657	2,620
Research and development	25	11	47	24

Total stock-based compensation expense	$1,992	$1,660	$3,806	$3,310

As of June 30, 2014, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.3 million and will be recognized over an estimated weighted-average period of approximately 2.5 years. Lionbridge currently expects to amortize $12.0 million of unamortized compensation in connection with restricted stock awards outstanding as of June 30, 2014 over an estimated weighted-average period of approximately 2.5 years.

Share Repurchasing Program

On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6 million per year, subject to certain market rate conditions. The Company made the following purchases since the program’s inception in October 2012:

	Total Number of	Average Price
Period	Shares Purchased	Paid Per Share
May 1, 2013—May 31, 2013	182,818	$2.80
June 1, 2013—June 30, 2013	1,132,734	$3.02
July 1, 2013—July 31, 2013	118,275	$3.07
August 1, 2013—August 31, 2013	21,887	$3.31
September 1, 2013—September 30, 2013	108,886	$3.63
October 1, 2013—October 31, 2013	117,591	$3.77

Total 2013 repurchases	1,682,191	$3.10

May 1, 2014—May 31, 2014	152,656	$5.71
June 1, 2014—June 30, 2014	323,794	$5.75

Total 2014 repurchases	476,450	$5.73

Total program repurchases	2,158,641	$3.68

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

4. DEBT

On October 30, 2013, the Company amended and restated the Credit Agreement with HSBC Bank, as Administrative Agent and a lender, and a syndicate of other lenders (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes a $65 million senior secured revolving credit facility, which includes a $10 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing-line loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $35 million, dependent upon certain conditions. The interest rates are in the range of Prime Rate plus 0.25%—1.00% or LIBOR plus 1.25%—2.00% (at the Company’s discretion), depending on certain conditions. This facility expires on October 30, 2018, after which time the Company may need to secure new financing. The Company cannot assure that it will be able to secure new financing, or financing on terms that are acceptable. At June 30, 2014, $27.0 million was outstanding with an interest rate of 1.40%. The fair value of debt approximates its current value of $27.0 million as of June 30, 2014. The fair value of the debt would be classified as a Level 2 measurement due to the use of inputs based on similar liabilities in the market.

The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other financial covenants as of June 30, 2014.

5. NET INCOME PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and unvested restricted stock, as determined using the treasury stock method. Shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average number of shares of common stock outstanding-basic	60,523	60,724	60,372	60,550
Dilutive common stock equivalents relating to options and restricted stock	2,887	1,712	3,143	1,391

Weighted-average number of shares of common stock outstanding-diluted	63,410	62,436	63,515	61,941

Options and unvested restricted stock to purchase 0.3 million and 3.7 million shares of common stock for the three month periods ended June 30, 2014 and 2013, respectively, were not included in the calculation of diluted net income per share as their effect would be anti-dilutive. Options and unvested restricted stock to purchase 0.3 million and 4.0 million shares of common stock for the six month periods ended June 30, 2014 and 2013, respectively, were not included in the calculation of diluted net income per share as their effect would be anti-dilutive.

6. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

During the six month period ended June 30, 2014, Lionbridge recorded $1.2 million of restructuring, and other charges, which included restructuring charges of $1.0 million for workforce reductions in Europe, Asia and North America consisting of 13 technical staff and 1 sales staff. $0.1 million of restructuring charges representing additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, acquisition costs of $0.2 million and $0.1 million of accretion related to the contingent consideration from the VSI acquisition in 2012. These charges were offset by reductions in expense related to changes in the estimated fair value of contingent consideration of $0.1 million from the E5 acquisition in 2013 and deferred consideration of $0.1 million from the acquisition of PRI in 2012. All facility charges, $0.6 million of workforce charges, acquisition costs and the change in fair value of PRI deferred consideration relate to the Company’s GLC segment. Workforce charges of $0.3 million, the VSI contingent consideration accretion and the change in fair value of the E5 contingent consideration relate to the Company’s GES segment. The Company made $1.2 million of cash payments in the six month period ended June 30, 2014, which related to the GLC and GES segments.

During the six-month period ended June 30, 2013, Lionbridge recorded $2.0 million of restructuring and other charges. The $1.1 million of restructuring charges recorded in the six-month period ended June 30, 2013 included $0.9 million for workforce reductions in Europe, the Americas and Asia consisting of 12 technical staff, 7 administrative staff and 8 sales staff, and $0.2 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. The Company made $1.7 million of cash payments in the six-month period ended June 30, 2013 all of which related to the GLC operating segments. The remaining $0.9 million of other charges recorded in the six months ended June 30, 2013 relate to the Company’s engagement in strategic initiatives and a true-up of the contingent acquisition liability fair value from the VSI acquisition.

The following table summarizes the restructuring accrual activity for the six months ended June 30, 2014 and 2013, respectively, by category (in thousands):

	2014	2013
Beginning balance, January 1	$2,807	$3,794
Employee severance:
Restructuring charges recorded	930	872
Cash payments related to liabilities recorded on exit or disposal activities	(1,029)	(1,399)

Net employee severance activity	(99)	(527)

Vacated facility/Lease termination:
Restructuring charges recorded	—	—
Revision of estimated liabilities	138	212
Cash payments related to liabilities recorded on exit or disposal activities	(123)	(284)

Net vacated facility/lease termination activity	15	(72)

Ending balance, June 30	$2,723	$3,195

At June 30, 2014, the Company’s condensed consolidated balance sheet includes accruals totaling $2.7 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $1.2 million of these will be fully paid within twelve months. The remaining $1.5 million relates to lease obligations on unused facilities expiring through 2026 and is included in other long-term liabilities in the Company’s condensed consolidated balance sheet.

7. INCOME TAXES

The provision for income taxes for the three-month periods ended June 30, 2014 and 2013 was $1.1 million and $0.8 million, respectively. The provision for income taxes for the six-month periods ended June 30, 2014 and 2013 was $1.5 million and $1.4 million, respectively. The tax provision for the three and six-month periods ended June 30, 2014 consisted primarily of taxes on income in foreign jurisdictions, interest, and penalties recorded in relation to the Company’s uncertain tax positions. The tax provision for the three and six-month periods ended June 30, 2013 consisted primarily of taxes on income in foreign jurisdictions, interest, and penalties recorded in relation to the Company’s uncertain tax positions.

The balance of unrecognized tax benefits at June 30, 2014, not including interest and penalties, was $3.6 million, which, if recognized, would affect the effective income tax rate in future periods. Lionbridge also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At June 30, 2014, Lionbridge had approximately $1.4 million of interest and penalties accrued related to unrecognized tax benefits.

The Company conducts business globally and in the normal course of business is subject to examination by local, state and federal jurisdictions in the United States as well as in multiple foreign jurisdictions. Currently, no Internal Revenue Service audits are underway and audits in Canada, Finland, France, Poland, and India are in varying stages of completion. Open audit years are dependent upon the tax jurisdiction and range from 2006 to present.

At June 30, 2014, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely.

Lionbridge’s management has evaluated the positive and negative evidence as it relates to the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered Lionbridge’s history of losses and concluded that, with the exception of certain foreign tax jurisdictions, it is more-likely-than-not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been maintained against those tax assets. As a result, no income tax benefit has been recorded for the losses incurred in the U.S. and certain foreign jurisdictions during the six-month period ended June 30, 2014 and 2013.

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

GES—formerly referred to as GDT, this segment includes Lionbridge’s services related to testing clients’ software, websites, mobile applications and hardware utilizing a cost-efficient, blended on-site and offshore model. The GES segment also includes Lionbridge’s specialized business process crowdsourcing services including search relevance testing, in-country testing for mobile devices, and data management solutions. Lionbridge’s business process crowdsourcing solutions combine a dedicated crowd of pre-qualified, in-country professionals, Lionbridge’s secure, task management platform and Lionbridge’s proven program management expertise. This combination enables Lionbridge to align the appropriate combination of skill, capability and geography to meet each client’s requirements.

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

The table below presents information about the Company’s segment data for the three and six month periods ended June 30, 2014 and 2013 (in thousands). Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	GLC	GES	Interpretation	Corporate and Other	Total
Three Months Ended June 30, 2014
External revenue	$87,651	$36,689	$6,198	$—	$130,538
Cost of revenue (exclusive of depreciation and amortization)	58,665	26,004	5,202	—	89,871
Depreciation and amortization including acquisition-related intangible assets	1,290	801	10	601	2,702
Other operating expenses	19,261	5,380	424	—	25,065

Segment contribution	8,435	4,504	562	(601)	12,900
Interest expense and other unallocated items	—	—	—	(8,044)	(8,044)

Income (loss) before income taxes	8,435	4,504	562	(8,645)	4,856
Provision for income taxes	—	—	—	1,066	1,066

Net income (loss)	$8,435	$4,504	$562	$(9,711)	$3,790

Three Months Ended June 30, 2013
External revenue	$80,275	$37,081	$6,051	$—	$123,407
Cost of revenue (exclusive of depreciation and amortization)	54,164	25,247	4,842	—	84,253
Depreciation and amortization including acquisition-related intangible assets	1,296	770	8	601	2,675
Other operating expenses	18,655	4,702	445	—	23,802

Segment contribution	6,160	6,362	756	(601)	12,677
Interest expense and other unallocated items	—	—	—	(8,439)	(8,439)

Income (loss) before income taxes	6,160	6,362	756	(9,040)	4,238
Provision for income taxes	—	—	—	771	771

Net income (loss)	$6,160	$6,362	$756	$(9,811)	$3,467

Six Months Ended June 30, 2014
External revenue	$169,067	$69,961	$11,715	$—	$250,743
Cost of revenue (exclusive of depreciation and amortization)	113,387	49,663	9,901	—	172,951
Depreciation and amortization including acquisition-related intangible assets	2,552	1,599	18	1,180	5,349
Other operating expenses	38,240	10,494	849		49,583

Segment contribution	14,888	8,205	947	(1,180)	22,860
Interest expense and other unallocated items	—	—	—	(15,674)	(15,674)

Income (loss) before income taxes	14,888	8,205	947	(16,854)	7,186
Provision for income taxes	—	—	—	1,514	1,514

Net income (loss)	$14,888	$8,205	$947	$(18,368)	$5,672

Six Months Ended June 30, 2013
External revenue	$152,828	$72,359	$11,890	$—	$237,077
Cost of revenue (exclusive of depreciation and amortization)	106,485	49,924	9,726	—	166,135
Depreciation and amortization including acquisition-related intangible assets	2,599	1,526	16	1,162	5,303
Other operating expenses	37,669	9,098	990	—	47,757

Segment contribution	6,075	11,811	1,158	(1,162)	17,882
Interest expense and other unallocated items	—	—	—	(16,022)	(16,022)

Income (loss) before income taxes	6,075	11,811	1,158	(17,184)	1,860
Provision for income taxes	—	—	—	1,363	1,363

Net income (loss)	$6,075	$11,811	$1,158	$(18,547)	$497

9. GOODWILL, ACQUISTION-RELATED INTANGIBLE ASSETS, AND OTHER LONG LIVED ASSETS

Lionbridge assesses the impairment of goodwill and acquisition-related intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models and the market approach. In addition, goodwill is reviewed for impairment on an annual basis. At December 31, 2013, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value substantially exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling and the market approach. As a result, no impairment was recorded for the year ended December 31, 2013. There were no events or changes in circumstances during the six months ended June 30, 2014 which indicated that an assessment of the impairment of goodwill and acquisition-related intangible assets was required.

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

Intangible assets arose from acquisitions made prior to 2011 and the acquisitions of Productive Resources, LLC (“PRI”) in June 2012, Virtual Solutions, Inc. (“VSI”) in November 2012, E5 Global Holdings, Inc. (“E5”) in October 2013 and Darwin Zone, S.A. (“Darwin”) in May 2014. Intangibles arising from acquisitions made prior to 2011 are being amortized using an economic consumption method over an estimated useful life of; (i) 3 to 12 year for customer relationships, (ii) 3 to 5 years for customer contracts and (iii) 1 to 4 years for acquired technology. Intangibles arising from the acquisitions of PRI, VSI, E5 and Darwin are being amortized over a straight-line basis over the estimated useful life of; (i) 5 to 10 years for acquired technology, (ii) 2 to 12 years for customer relationships, (iii) 1 to 5 years for non-compete agreements and (iv) 1 to 2 years for trademarks.

The following table summarizes acquisition-related intangible assets at June 30, 2014 and December 31, 2013, respectively (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
Acquired customer relationships	$40,040	$(30,740)	$9,300	$39,390	$(29,564)	$9,826
Acquired customer contracts	14,000	(14,000)	—	14,000	(14,000)	—
Acquired technology	5,117	(3,029)	2,088	5,117	(2,804)	2,313
Non-compete agreements	1,630	(641)	989	1,500	(465)	1,035
Acquired trademark	131	(69)	62	87	(35)	52

	$60,918	$(48,479)	$12,439	$60,094	$(46,868)	$13,226

Lionbridge currently expects to amortize the following remaining amounts of acquisition-related intangible assets held at June 30, 2014 in the fiscal periods as follows (in thousands):

Year ending December 31,
2014	$1,625
2015	2,582
2016	2,362
2017	1,750
2018	828
2019 and thereafter	3,292

$12,439

10. ACQUISITIONS

Darwin Zone, S.A.

On May 16, 2014, the Company acquired 100% of the shares of Darwin Zone, S.A. (“Darwin”) for $2.4 million in cash, (including the effect of working capital adjustments). Darwin, a provider of digital marketing solutions, is included in the Company’s Global Language and Content (“GLC”) operating segment. The acquisition expands the Company’s delivery model for cost efficient digital marketing solutions in the Central America region.

The total acquisition date fair value of the consideration transferred was estimated at $2.4 million. The assets and liabilities associated with Darwin were recorded at their fair values as of the acquisition date and the amounts as follows:

Cash	$36
Accounts receivable and unbilled receivables	698
Other current assets	115
Property and equipment, net	206
Intangible assets	824
Goodwill	988

Total assets	2,867
Accounts payable	(222)
Other liabilities	(249)

Total consideration transferred	$2,396

Intangible assets acquired totaling $0.8 million include customer relationships of $0.7 million, a non-compete agreement executed by a key employee (“the Non-Competition Agreement”) of $0.1 million and a trade name of $44 thousand.

The estimated fair value attributed to the customer relationships was determined based upon a discounted cash flow forecast. Cash flows were discounted at a rate of 16%. The fair value of the customer relationships will be amortized over a period of 5 years on a straight-line basis, which approximates the pattern in which the economic benefits of the acquired customer list are expected to be realized. The fair value of the Non-Competition Agreement will be amortized over 5 years on a straight-line basis, which approximates the pattern in which the economic benefits of the non-compete agreement is expected to be realized.

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies. None of the goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes.

Transaction costs related to this acquisition were approximately $0.1 million during the six months ended June 30, 2014 and are included in restructuring, impairment and other charges in the Company’s condensed consolidated statement of operations.

Since the date of the acquisition, May 16, 2014, the Company has recorded $0.5 million of revenue attributable to Darwin within its consolidated financial statements. The proforma results of operations including Darwin as if it were acquired at the beginning of all periods presented were not material to the consolidated operating results of the Company in either period presented.

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

The Company made an initial cash payment of approximately $1.4 million at closing with an additional $0.2 million of deferred purchase consideration due on the first anniversary of the closing date. Under the terms of the purchase agreement, the former owners of E5 would also be eligible to receive additional cash consideration up to $2.2 million, contingent on the fulfillment of certain revenue-based financial conditions during the two years ended September 30, 2015. Using a discounted cash flow method, the Company recorded an estimated liability related to the earn-out of $0.3 million as of the acquisition date and as of March 31, 2014. On June 30, 2014, the Company and the former owners agreed to the early release of the $0.2 million of deferred consideration. The parties also agreed to satisfaction in full of the Company’s obligations with respect to any contingent payments that may become due in the future in exchange for payment, on June 30, 2014, of $0.2 million to the former owners. As a result of the early payment of the contingent payment for $0.2 million, the Company recorded $0.1 million reduction in expense in restructuring, impairment and other charges in the Company’s condensed consolidated statement of operations.

11. FAIR VALUE MEASUREMENTS

ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”) provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. ASC 820 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that Lionbridge uses to measure fair value, as well as the assets and liabilities that the Company values using those levels of inputs.

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge did not have any financial assets and liabilities as of June 30, 2014 designated as Level 1.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. As a result of the PRI acquisition in 2012 Lionbridge acquired a $2.0 million promissory note, using an interest rate similar to quoted market rates for a similar liability, to be paid in three installments and matures in June 2015.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge has contingent and deferred consideration assumed as a result of the VSI and E5 acquisition of $2.0 million and $3.1 million designated as Level 3 as of June 30, 2014 and December 31, 2013, respectively. The Company’s contingent purchase consideration is valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. This liability is classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management. The Company determined a probability weighting that is weighted towards VSI achieving the revenue target at the time of acquisition and the discount rate that is based on the company’s weighted average cost of capital which is then adjusted for the time value of money. The probability weighting has been adjusted during the six months ended June 30, 2014 as the actual results provide the Company with more reliable information to weight the probability scenarios. This adjustment resulted in a $99 thousand increase to the contingent consideration during the six months ended June 30, 2014. The actual results have been consistent with the original assumptions. The discount rate and factor have remained consistent during the six months ended June 30, 2014. The Company believes that any probable changes during future periods to these assumptions will not have a material effect on the contingent considerations. On June 30, 2014 the former owners of E5 agreed to the satisfaction in full of the Company’s contingent payment obligations. This resulted in a $133 thousand decrease to the contingent consideration during the six months ended June 30, 2014.

The following table provides the liabilities carried at fair value measured on a recurring basis at June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014 Using
	Level 1	Level 2	Level 3	Total
Other accrued expenses and other current liabilities:
Accrued acquisition payments	$—	$657	$1,299	$1,956

Other long-term liabilities:
Accrued acquisition payments, long-term portion	—	—	724	724

Total liabilities carried at fair value	$—	$657	$2,023	$2,680

	As of December 31, 2013 Using
	Level 1	Level 2	Level 3	Total
Other accrued expenses and other current liabilities:
Accrued acquisition payments	$—	$789	$1,389	$2,178

Other long-term liabilities:
Accrued acquisition payments, long-term portion	—	595	1,691	2,286

Total	$—	$1,384	$3,080	$4,464

Changes in the fair value of the Company’s Level 3 acquisition related obligations during the six months ended June 30, 2014 were as follows (in thousands):

Fair value at January 1, 2014	$3,080
Changes in the fair value of acquisition consideration obligations	(34)
Payments of deferred consideration obligations	(1,023)

Fair value at June 30, 2014	$2,023

12. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For the Company, the standard will be effective in the first quarter of 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method. The Company is currently evaluating the potential changes from this ASU to its future financial reporting and disclosures.

13. OTHER CURRENT ASSETS, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND OTHER LONG-TERM LIABILITIES

The following table presents the components of selected balance sheet items as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Other current assets:
Deferred project costs	$2,450	$3,872
Prepaid income tax	2,994	2,592
Other prepaid expenses	4,702	3,522
Deferred tax asset, short-term	1,276	1,276
Other current assets	1,524	1,676

Total other current assets	$12,946	$12,938

Accrued expenses and other current liabilities:
Accrued acquisition payments	$1,956	$2,178
Accrued volume discounts	817	1,314
Other accrued expenses	4,778	5,111
Deferred tax liability, short-term	904	904
Other current liabilities	1,193	1,648

Total accrued expenses and other current liabilities	$9,648	$11,155

Other long-term liabilities:
Pension and post retirement obligations, long-term portion	$2,628	$2,452
Accrued acquisition payments, long-term portion	724	2,286
Accrued income tax uncertainties	5,164	5,115
Accrued restructuring, long-term portion	1,548	1,606
Other	1,540	1,713

Total other long-term liabilities	$11,604	$13,172

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consisted of the following at June 30, 2014 and December 31, 2013, respectively (in thousands):

	June 30, 2014	December 31, 2013
Cumulative foreign currency translation adjustments	$19,279	$19,589
Unfunded projected benefit obligation	758	760

Accumulative other comprehensive income	$20,037	$20,349

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Founded in 1996, Lionbridge is a leading provider of globalization solutions. The Company provides translation, online marketing, global content management and application testing solutions that ensure global brand consistency, local relevancy and technical usability across all touch points of the customer lifecycle. Using its innovative cloud technology platforms and our global crowd of more than 100,000 professionals, the Company enables hundreds of world-leading brands to increase international market share, speed adoption of products and effectively engage their customers in local markets worldwide.

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

For the three month period ended June 30, 2014, Lionbridge’s income from operations was $5.2 million, with a net income of $3.8 million. For the three month period ended June 30, 2013, Lionbridge’s income from operations was $5.1 million, with a net income of $3.5 million. For the six month period ended June 30, 2014, Lionbridge’s income from operations was $7.3 million, with a net income of $5.7 million. For the six month period ended June 30, 2013, Lionbridge’s income from operations was $3.2 million, with a net income of $0.5 million. As of June 30, 2014, the Company had an accumulated deficit of $206.3 million.

A significant portion of Lionbridge’s revenue is derived from Microsoft, representing 23% of the Company’s revenue for the six months ended June 30, 2014 as compared to 21% for the six months ended June 30, 2013. As a result of current reorganization efforts by Microsoft the Company expects revenue from them to decrease in the second half of 2014 as compared to the first half of 2014. A significant portion of Lionbridge’s cost of revenue and operating expenses are recorded in entities which utilize the Euro or other currencies as their functional currency, while the majority of its revenues are recorded in U.S. Dollars. As such, certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to other currencies, particularly the Euro. The average value of the U.S. Dollar relative to the Euro weakened approximately 5% from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014. Approximately 31% of the Company’s revenue was denominated in foreign currencies, primarily the Euro, for the quarters ended June 30, 2014 and 2013. Approximately 32% of its revenue for the six months ended June 30, 2014 was denominated in foreign currencies, primarily the Euro, as compared to approximately 31% for the six months ended June 30, 2013. A fluctuation in foreign currency exchange rates primarily affects revenue in the GLC segment. The foreign currency translation impact on our results, if material, is described in further detail under the “Results of Operations” section below.

Critical Accounting Policies and Estimates

Lionbridge has identified the policies which are critical to understanding its business and results of operations. There have been no significant changes during the three months ended June 30, 2014 to the items disclosed as the critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations

The following table sets forth for the periods indicated certain unaudited condensed consolidated financial data as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	68.8	68.3	69.0	70.1
Sales and marketing	7.5	7.4	7.9	7.7
General and administrative	15.6	15.5	16.2	16.3
Research and development	1.3	1.5	1.4	1.5
Depreciation and amortization	1.4	1.5	1.5	1.5
Amortization of acquisition-related intangible assets	0.6	0.7	0.6	0.7
Restructuring, impairment and other charges	0.6	1.1	0.4	0.9

Total operating expenses	95.8	96.0	97.0	98.7

Income from operations	4.2	4.0	3.0	1.3
Interest expense:
Interest on outstanding debt	0.1	0.2	0.1	0.2
Amortization of deferred financing charges	—	—	—	—
Interest income	—	—	—	—
Other (income) expense, net	0.2	0.5	—	0.4

Income before income taxes	3.9	3.3	2.9	0.7
Provision for income taxes	0.8	0.7	0.6	0.6

Net income	3.1%	2.6%	2.3%	0.1%

Revenue. The following table shows GLC, GES, and Interpretation revenues in dollars and as a percentage of total revenue for the three and six month periods ended June 30, 2014 and June 30, 2013, respectively (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
GLC	$87,651	67%	$80,275	65%	$169,067	67%	$152,828	64%
GES	36,689	28%	37,081	30%	69,961	28%	72,359	31%
Interpretation	6,198	5%	6,051	5%	11,715	5%	11,890	5%

Total revenue	$130,538	100%	$123,407	100%	$250,743	100%	$237,077	100%

Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013

Revenue for the quarter ended June 30, 2014 was $130.5 million, an increase of $7.1 million, or 6%, from $123.4 million for the quarter ended June 30, 2013. This period-over-period increase in total revenue was due to a $7.4 million increase in the GLC segment being partially offset by a $0.4 million decrease in the GES segment.

Revenue from the Company’s GLC segment increased $7.4 million, or 9%, to $87.7 million for the quarter ended June 30, 2014 from $80.3 million for the quarter ended June 30, 2013. This was the result of an increase in demand for the Company’s solutions and a $2.0 million increase related to the weakening of the U.S. Dollar relative to other currencies, primarily the Euro.

Revenue from the Company’s GES segment decreased $0.4 million, or 1%, to $36.7 million for the quarter ended June 30, 2014 from $37.1 million for the quarter ended June 30, 2013. The decrease was primarily related to decreased volume on a large multi-year program with Microsoft. The GES segment has a number of large client programs that sometimes experience periods of high growth during initial ramp-up phases when a program begins and may experience slight variations in volume when the program subsequently enters a maintenance phase. Revenue in the GES segment is not materially affected by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation segment increased $0.1 million, or 2%, to $6.2 million for the quarter ended June 30, 2014 from $6.1 million for the quarter ended June 30, 2013, due to slightly increased volume from an existing client. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013

Revenue for the six months ended June 30, 2014 was $250.7 million, an increase of $13.7 million, or 6%, from $237.1 million for the six months ended June 30, 2013. This period-over-period increase in total revenue was due to a $16.2 million increase in the GLC segment being partially offset by a $2.4 million decrease in the GES segment.

Revenue from the Company’s GLC segment increased $16.2 million, or 11%, to $169.1 million for the six months ended June 30, 2014 from $152.8 million for the six months ended June 30, 2013. This was primarily the result of an increase in demand for the Company’s solutions and a $3.5 million increase related to the weakening of the U.S. Dollar relative to other currencies, primarily the Euro.

Revenue from the Company’s GES segment decreased $2.4 million, or 3%, to $70.0 million for the six months ended June 30, 2014 from $72.4 million for the six months ended June 30, 2013. The decrease was primarily related to decreased volume on a select large multi-year program with Microsoft. The GES segment has a number of large client programs that sometimes experience periods of high growth during initial ramp-up phases when a program begins and may experience slight variations in volume when the program subsequently enters a maintenance phase. Revenue in the GES segment is not materially affected by fluctuations in foreign currency exchange rates.

Revenue from the Company’s Interpretation segment decreased $0.2 million, or 1%, to $11.7 million for the six months ended June 30, 2014 from $11.9 million for the six months ended June 30, 2013, due to slightly decreased volume from a major existing client, experienced primarily during the first quarter of 2014. Revenue in the Interpretation segment is not materially impacted by fluctuations in foreign currency exchange rates.

Cost of Revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation and testing services provided by third parties as well as salaries and associated employer taxes and employee benefits for personnel related to client engagements. The following table shows GLC, GES and Interpretation cost of revenues, the percentage change from the corresponding period of the prior year and as a percentage of revenue for the three and six months ended June 30, 2014 and June 30, 2013, respectively (in thousands, except for percentages):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
GLC:
Cost of revenue	$58,665	$54,164	8.3%	$113,387	$106,485	6.5%
Percentage of revenue	66.9%	67.5%		67.1%	69.7%
GES:
Cost of revenue	26,004	25,247	3.0%	49,663	49,924	–0.5%
Percentage of revenue	70.9%	68.1%		71.0%	69.0%
Interpretation:
Cost of revenue	5,202	4,842	7.4%	9,901	9,726	1.8%
Percentage of revenue	83.9%	80.0%		84.5%	81.8%

Total cost of revenue	$89,871	$84,253	6.7%	$172,951	$166,135	4.1%

Percentage of revenue	68.8%	68.3%		69.0%	70.1%

Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013

For the quarter ended June 30, 2014, cost of revenue increased $5.6 million, or 6.7%, to $89.9 million as compared to $84.3 million for the quarter ended June 30, 2013. The increase is primarily attributable to a $2.7 million increase in variable outsourcing costs to support the increase in revenue, a $2.0 million unfavorable currency translation impact as the U.S. Dollar weakened relative to the Euro and a $1.2 million or 3% increase in employee-related compensation costs, partially offset by a decrease of $0.3 million in other costs of revenue.

For the quarter ended June 30, 2014, as a percentage of revenue, cost of revenue increased to 68.8% as compared to 68.3% for the quarter ended June 30, 2013. This unfavorable increase was primarily due to lower margin work mix within the GES segment when compared to the quarter ended June 30, 2013.

For the quarter ended June 30, 2014, cost of revenue in the Company’s GLC segment increased by $4.5 million, or 8.3%, to $58.7 million as compared to $54.2 million for the quarter ended June 30, 2013. The increase was primarily the result of a $2.7 million or 11% increase in variable outsourcing costs attributable to higher project volumes, a $0.1 million or less than 1% increase in employee-related compensation costs, and a $1.7 million unfavorable foreign currency translation impact as a result of the weakening of the U.S. Dollar against the Euro.

For the quarter ended June 30, 2014, cost of revenue as a percentage of revenue in the Company’s GLC segment decreased to 66.9% as compared to 67.5% for the quarter ended June 30, 2013, primarily as a result of increased revenue volumes.

For the quarter ended June 30, 2014, cost of revenue in the Company’s GES segment increased $0.8 million, or 3.0%, to $26.0 million as compared to $25.2 million for the quarter ended June 30, 2013. This increase was attributable to a $0.9 million or 7% increase in employee-related compensation costs and a $0.3 million unfavorable foreign currency translation impact as a result of the weakening of the U.S. Dollar against the Euro, partially offset by a $0.4 million decrease in variable outsourcing costs.

For the quarter ended June 30, 2014, cost of revenue as a percentage of revenue in the Company’s GES segment increased to 70.9% as compared to 68.1% for the quarter ended June 30, 2013. This was due to the aforementioned decrease in revenue.

For the quarter ended June 30, 2014, Interpretation cost of revenue increased $0.4 million, or 7.4%, to $5.2 million as compared to $4.8 million for the quarter ended June 30, 2013, primarily due to increased variable third party outsourcing costs resulting from a less favorable mix of telephonic interpretation versus on-site interpretation. The Company’s Interpretation segment is not materially impacted by foreign currency exchange rate fluctuations.

For the quarter ended June 30, 2014, cost of revenue as a percentage of revenue in the Company’s Interpretation segment increased to 83.9% as compared to 80.0% for the quarter ended June 30, 2013.

Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013

For the six months ended June 30, 2014, cost of revenue increased $6.9 million, or 4.1%, to $173.0 million as compared to $166.1 million for the six months ended June 30, 2013. The increase is attributable to a $3.0 million unfavorable currency translation impact as the U.S. Dollar weakened relative to the Euro, a $2.0 million or 3% increase in employee-related compensation costs and an increase of $2.1 million in variable outsourcing costs to support increased project volumes, partially offset by a decrease in other costs of revenue of $0.3 million.

For the six months ended June 30, 2014, as a percentage of revenue, cost of revenue decreased to 69.0% as compared to 70.1% for the six months ended June 30, 2013. This favorable decrease was primarily due higher project volumes within the GLC segment.

For the six months ended June 30, 2014, cost of revenue in the Company’s GLC segment increased by $6.9 million, or 6.5%, to $113.4 million as compared to $106.5 million for six months ended June 30, 2013. The increase was primarily the result of a $3.7 million or 8% increase in variable outsourcing costs attributable to higher project volumes, a $0.9 million or 2% increase in employee-related compensation costs and a $2.6 million unfavorable foreign currency translation impact as a result of the weakening of the U.S. Dollar against the Euro, partially offset by a decrease in other costs of revenue of $0.3 million.

For the six months ended June 30, 2014, cost of revenue as a percentage of revenue in the Company’s GLC segment decreased to 67.1% as compared to 69.7% for the six months ended June 30, 2013, primarily as a result of higher project volumes and improved work mix.

For the six months ended June 30, 2014, cost of revenue in the Company’s GES segment decreased $0.3 million, or 1.0%, to $49.7 million as compared to $49.9 million for the six months ended June 30, 2013. This decrease was attributable to a $1.9 million or 8% decrease in variable outsourcing costs, partially offset by a $0.4 million unfavorable foreign currency translation impact as a result of the weakening of the U.S. Dollar against the Euro, and an increase of $1.2 million, or 5%, in employee-related compensation costs.

For the six months ended June 30, 2014, cost of revenue as a percentage of revenue in the Company’s GES segment increased to 71.0% as compared to 69.0% for the six months ended June 30, 2013.

For the six months ended June 30, 2014, Interpretation cost of revenue increased $0.2 million, or 1.8%, to $9.9 million as compared to $9.7 million in the six months ended June 30, 2013, primarily due to increased variable third party outsourcing costs resulting from a less favorable mix of telephonic interpretation versus on-site interpretation. The Company’s Interpretation segment is not materially impacted by foreign currency exchange rate fluctuations.

For the six months ended June 30, 2014, cost of revenue as a percentage of revenue in the Company’s Interpretation segment increased to 84.5% as compared to 81.8% for the six months ended June 30, 2013.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employer taxes and employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three and six month periods of the prior year and as a percentage of revenue for the three and six month periods ended June 30, 2014 and June 30, 2013, respectively (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total sales and marketing expenses	$9,764	$9,123	$19,684	$18,272
Increase from prior year	641		1,412
Percentage of revenue	7.5%	7.4%	7.9%	7.7%

Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013

Sales and marketing expenses increased $0.6 million, or 7%, for the three months ended June 30, 2014 as compared to the corresponding period of 2013, primarily attributable to a $0.3 million increase in employee-related compensation costs, a

$0.1 million increase in use of consultants and a $0.2 million increase in other costs. As a percentage of revenue, sales and marketing expenses increased slightly to 7.5% for the three months ended June 30, 2014 as compared to 7.4% for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013

Sales and marketing expenses increased $1.4 million, or 8%, for the six months ended June 30, 2014 as compared to the corresponding period of 2013, primarily attributable to a $0.9 million increase in employee-related compensation costs, a $0.2 million increase in use of consultants and a $0.3 million increase in other costs. As a percentage of revenue, sales and marketing expenses increased slightly to 7.9% for the six months ended June 30, 2014 as compared to 7.7% for the six months ended June 30, 2013.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employer taxes and employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three and six month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2014 and June 30, 2013, respectively (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total general and administrative expenses	$20,373	$19,188	$40,719	$38,669
Increase from prior year	1,185		2,050
Percentage of revenue	15.6%	15.5%	16.2%	16.3%

Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013

General and administrative expenses increased $1.2 million, or 6%, for the three months ended June 30, 2014 as compared to the corresponding period of 2013, primarily attributable to a $0.8 million increase in employee-related compensation costs and a $0.4 million increase in all other costs. As a percentage of revenue, general and administrative expenses increased slightly to 15.6% for the three months ended June 30, 2014, as compared to 15.5% for the same period of the prior year.

Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013

General and administrative expenses increased $2.1 million, or 5%, for the six months ended June 30, 2014 as compared to the corresponding period of 2013, primarily attributable to a $1.5 million increase in employee-related compensation costs and a $0.6 million net increase in all other costs. As a percentage of revenue, general and administrative expenses decreased to 16.2% for the six months ended June 30, 2014, as compared to 16.3% for the same period of the prior year as a result of leveraging fixed costs over a $7.1 million or 6% increase in revenue.

Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform, its Translation Workspace™ SaaS-based offering and its customizable real-time automated machine translation technology known as GeoFluent™. The cost consists primarily of salaries and associated employer taxes and employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three and six month periods of the prior year and as a percentage of revenue for the three months ended June 30, 2014 and June 30, 2013, respectively (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total research and development expense	$1,757	$1,819	$3,496	$3,475
(Decrease)/Increase from prior year	(62)		21
Percentage of revenue	1.3%	1.5%	1.4%	1.5%

Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013

Research and development expenses decreased $0.1 million, or 3%, for the three months ended June 30, 2014 as compared to the corresponding period of 2013. This decrease is primarily attributable to a decrease in other research and development costs. As a percentage of revenue, research and development expenses decreased slightly to 1.3% for the three months ended June 30, 2014, as compared to 1.5% for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013

Research and development expenses remained relatively consistent for the six months ended June 30, 2014 as compared to the corresponding period of 2013. As a percentage of revenue, research and development expenses decreased slightly to 1.4% for the six months ended June 30, 2014, as compared to 1.5% for the six months ended June 30, 2013.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three and six month periods of the prior year and as a percentage of revenue for the three and six months ended June 30, 2014 and June 30, 2013, respectively (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total depreciation and amortization expense	$1,889	$1,847	$3,738	$3,647
Increase from prior year	42		91
Percentage of revenue	1.4%	1.5%	1.5%	1.5%

Three and Six Months Ended June 30, 2014 versus Three and Six Months Ended June 30, 2013

Depreciation and amortization expense remained relatively consistent for the three and six months ended June 30, 2014 as compared to the corresponding periods of 2013. As a percentage of revenue, depreciation and amortization decreased slightly to 1.4% for the three months ended June 30, 2014 as compared to 1.5% for the three months ended June 30, 2013 and remained at 1.5% for the six months ended June 30, 2014 and 2013. Depreciation and amortization expense was not materially impacted by fluctuations in foreign currency exchange rates period-over-period.

Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months and six months ended June 30, 2014 decreased less than $50 thousand as compared to the three and six months ended June 30, 2013. This decrease is due to a decrease in amortization related to pre-2011 acquisitions that are being amortized on an economic consumption method as opposed to straight-line, partially offset by incremental expense from the E5 and Darwin acquisitions.

Restructuring, Impairment and Other Charges. Restructuring, impairment and other charges were $0.9 million for the three months ended June 30, 2014 and $1.3 million for the three months ended June 30, 2013. This decrease is primarily due to changes in estimated fair value of contingent liabilities from previous acquisitions resulting in a reduction in expense during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Restructuring, impairment and other charges were $1.2 million for the six months ended June 30, 2014 and $2.0 million for the six months ended June 30, 2013. This decrease is primarily due to changes in estimated fair value of contingent liabilities from previous acquisitions resulting in a reduction in expense during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and a decrease in other charges during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 as the Company was engaged in strategic initiatives during the first half of 2013.

Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the three months ended June 30, 2014 decreased to $0.1 million as compared to $0.2 million for the three months ended June 30, 2013. Interest expense for the six months ended June 30, 2014 decreased to $0.2 million as compared to $0.4 million for the six months ended June 30, 2013. These decreases are primarily due to a decrease in interest rate.

Other Expense (Income), Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized a $0.2 million expense in other expense, net, during the three months ended June 30, 2014 as compared to an expense of $0.6 million during the corresponding period of the prior year. The Company recognized a $0.1 million gain in other expense, net, during the six months ended June 30, 2014 as compared to a loss of $0.9 million during the corresponding period of the prior year. The variations are due to differences among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year.

Income Before Income Taxes. The components of income before income taxes were as follows for the three and six months ended June 30, 2014 and June 30, 2013, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$236	$1,371	$(18)	$(1,708)
Foreign	4,620	2,867	7,204	3,568

Income before income taxes	$4,856	$4,238	$7,186	$1,860

During the quarter ended June 30, 2014, the Company’s United States operations generated a profit of $0.2 million before income taxes as compared to a profit of $1.4 million for the quarter ended June 30, 2013. The Company’s foreign operations generated income before income taxes of $4.6 million for the quarter ended June 30, 2014 as compared to $2.9 million during the quarter ended June 30, 2013. A significant portion of the Company’s operating costs are incurred outside the United States and a majority of its foreign affiliates are subject to cost-plus based transfer pricing agreements which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The positive trend experienced in the Company’s foreign operations’ results from the quarter ended June 30, 2013 to the period ended June 30, 2014 is the controlled internal costs of sale coupled with revenue growth.

During the six months ended June 30, 2014, the Company’s United States operations broke even before income taxes as compared to a loss of $1.7 million for the six months ended June 30, 2013 as a result of revenue growth coupled with controllable costs of sales. The Company’s foreign operations generated income before income taxes of $7.2 million for the six months ended June 30, 2014 as compared to a profit of $3.6 million during the six months ended June 30, 2013. A significant portion of our operating costs are incurred outside the United States and a majority of our foreign affiliates are subject to cost-plus based transfer pricing agreements which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The positive trend experienced in the Company’s foreign operations’ results from the six month period ended June 30, 2013 to the six month period ended June 30, 2014 is the controlled internal costs of sale coupled with revenue growth.

Provision for Income Taxes The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions, and interest and penalties associated with uncertain tax positions. The tax provision increased from $0.8 million to $1.1 million for the quarter ended June 30, 2014 compared to the same period of the prior year. The tax provision increased from $1.4 million to $1.5 million for the six months ended June 30, 2014 compared to the same six month period in the prior year. The tax provision change year over year is primarily due to the foreign profits mixes, which are subject to tax by the foreign jurisdictions due to the treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model.

Non-GAAP Financial Measures

The Company also measures our performance using non-GAAP measurements of adjusted earnings and adjusted earnings per share. The Company defines adjusted earnings and adjusted earnings per share as GAAP net income excluding amortization of acquisition-related intangible assets, stock-based compensation and restructuring, impairment and other charges. The Company believes these non-GAAP measures are useful to management and investors in evaluating our operating performance for the periods presented. These non-GAAP financial measures should not be viewed as alternatives to GAAP measures of performance. Management believes the most directly comparable GAAP financial measures for adjusted earnings and adjusted earnings per share are net income and diluted net income per share, respectively. The following table reconciles net income and earnings per share to adjusted net income and adjusted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$3,790	$3,467	$5,672	$497

Amortization of acquisition-related intangible assets	813	828	1,611	1,656
Stock-based compensation	1,992	1,660	3,806	3,310
Restructuring, impairment and other charges	882	1,297	1,216	2,021

Adjusted earnings	$7,477	$7,252	$12,305	$7,484

Fully diluted weighted-average number of common shares outstanding	63,410	62,436	63,515	61,941
Adjusted diluted earnings per share	$0.12	$0.12	$0.19	$0.12

Liquidity and Capital Resources

The following table shows cash and cash equivalents and working capital at June 30, 2014 and at December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$31,270	$38,867
Working capital	66,330	64,202

Lionbridge’s working capital increased $2.1 million, to $66.3 million at June 30, 2014, as compared to $64.2 million at December 31, 2013 primarily due to a $7.7 million increase in accounts receivable, a $4.9 million increase in unbilled receivables, and a net $1.7 million increase in other working capital items, offset by a $7.6 million decrease in cash and a $4.6 million increase in accounts payable.

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

The following table shows the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the six months ended June 30, 2014 and 2013, respectively (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$2,139	$160
Net cash (used in) investing activities	(6,217)	(4,559)
Net cash (used in) financing activities	(3,596)	(3,781)

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.1 million for the six months ended June 30, 2014, as compared to $0.2 million for the corresponding period of 2013.

Net cash provided by operating activities was $2.1 million for the six months ended June 30, 2014, primarily due to net income of $5.7 million and the addition of non-cash charges of $9.1 million, offset by changes in operating assets and liabilities, excluding impact of acquisitions, of $12.7 million, the most significant of which was an increase of $7.1 million in accounts receivable and $5.1 million in unbilled receivables. Fluctuations in accounts receivable and unbilled receivables from period to period relative to changes in revenue are a result of timing of customer invoicing.

Net cash provided by operating activities was $0.2 million for the six months ended June 30, 2013, primarily due to net income of $0.5 million and the addition of non-cash charges of $8.8 million, offset by changes in operating assets and liabilities of $9.1 million, the most significant of which was an increase of $11.9 million in accounts receivable. Fluctuations in accounts receivable and unbilled receivables from period to period relative to changes in revenue are a result of timing of customer invoicing.

Cash Flows from Investing Activities

Net cash used in investing activities was $6.2 million for the six months ended June 30, 2014, consisting of $3.9 million for the purchase of property and equipment (primarily related to capitalized software associated with the development of internal financial systems and enhancements of internal product and leasehold improvements) and $2.4 million in cash paid for the acquisition of Darwin, net of cash acquired.

Net cash used in investing activities was $4.6 million for the six months ended June 30, 2013, consisting of $4.2 million for the purchase of property and equipment (primarily related to capitalized software associated with the development of internal financial systems and enhancements of internal product and leasehold improvements) and $0.4 million cash paid for acquisitions, primarily related to a working capital payment associated with the Company’s acquisition of VSI in December 2012.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2014 was $3.6 million which consisted of $2.7 million in share repurchases, $1.3 million of deferred consideration paid related to the VSI and PRI acquisitions and $84,000 of debt issuance costs being partially offset by $0.6 million of proceeds from the issuance of common stock under option plans. During the period the Company borrowed and repaid $4.5 million under its revolving line of credit.

Net cash used in financing activities for the six months ended June 30, 2013 was $3.8 million which consisted of $3.8 million in share repurchases, $0.6 million of contingent consideration paid related to the VSI acquisition, partially offset by $0.7 million of proceeds from the issuance of common stock under option plans. During the period the Company borrowed and repaid $9.6 million under its revolving line of credit.

On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18.0 million over three years. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6.0 million per year, subject to certain market rate conditions. Since inception, the Company has repurchased approximately 2.2 million shares at a cost of $7.9 million.

Lionbridge anticipates that its present cash and cash equivalents position and available financing under its Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the at least the next twelve months.

Contractual Obligations

On March 26, 2014 the Company amended the existing lease for our corporate headquarters in Waltham, MA (the “7th Waltham Amendment”). The amendment extends the term of the lease to 2025. Future minimum lease payments related to the 7th Waltham Amendment are approximately $19.4 million.

As of June 30, 2014, there were no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The total amount of net unrecognized tax benefits for uncertain tax positions, excluding related interest and penalties, has remained unchanged during the six months ended June 30, 2014 at $3.6 million.

The Company believes that it is reasonably possible that approximately $0.8 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

New pronouncements issued but not effective until after June 30, 2014 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of June 30, 2014, $27.0 million was outstanding under the Company’s credit facility. A hypothetical 10% increase or decrease in interest rates would have less than a $0.1 million impact on the Company’s interest expense based on the $27.0 million outstanding at June 30, 2014 with an interest rate of 1.40%. Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, 59% and 61% of its costs and expenses for the three month periods ended June 30, 2014 and 2013, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 14% and 15% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of June 30, 2014 and December 31, 2013, respectively, while 19% and 16% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of June 30, 2014 and December 31, 2013, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $49.3 million and $34.8 million as of June 30, 2014 and December 31, 2013, respectively. The principal foreign currency applicable to the Company’s business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at June 30, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the six months ended June 30, 2014, the Company withheld 571,560 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the six months ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2014 - January 31, 2014	282,011	5.64
February 1, 2014 - February 28, 2014	272,447	6.32
May 1, 2014 - May 31, 2014	15,446	5.70
June 1, 2014 - June 30, 2014	1,656	6.04

Total	571,560	$5.97

In addition, upon the termination of employees during the six months ended June 30, 2014, 17,000 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the six months ended June 30, 2014:

Period	Total Number of Shares Forfeited
January 1, 2014 - January 31, 2014	3,750
February 1, 2014 - February 28, 2014	5,125
March 1, 2014 - March 31, 2014	3,125
June 1, 2014 - June 30, 2014	5,000

Total	17,000

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Description

31.1 *	Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Donald M. Muir, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Lionbridge Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as filed with the SEC on August 8, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
†	Furnished herewith.

LIONBRIDGE TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ DONALD M. MUIR
Donald M. Muir
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 8, 2014