Form 10-Q
period 2014-09-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2014-11-10
CIK 1058299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 3, 2014 was 63,783,014.

LIONBRIDGE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
LIONBRIDGE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$31,790	$38,867
Accounts receivable, net of allowance of $250 at September 30, 2014 and December 31, 2013	70,456	70,431
Unbilled receivables	27,816	19,498
Other current assets	12,742	12,938
Total current assets	142,804	141,734
Property and equipment, net	22,804	20,968
Goodwill	20,579	19,595
Acquisition-related intangible assets, net	11,597	13,226
Other assets	4,661	5,487
Total assets	$202,445	$201,010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,131	$21,784
Accrued compensation and benefits	18,884	18,183
Accrued outsourcing	10,579	12,579
Accrued restructuring	1,061	1,201
Income taxes payable	2,169	2,047
Accrued expenses and other current liabilities	9,458	11,155
Deferred revenue	9,327	10,583
Total current liabilities	73,609	77,532
Long-term debt	27,000	27,000
Deferred income taxes, long-term	913	913
Other long-term liabilities	12,674	13,172
Total liabilities	114,196	118,617
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 63,808,315 and 63,705,585 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	638	637
Additional paid-in capital	271,592	273,411
Accumulated deficit	(202,690)	(212,004)
Accumulated other comprehensive income	18,709	20,349
Total stockholders’ equity	88,249	82,393
Total liabilities and stockholders’ equity	$202,445	$201,010
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Revenue	$120,191	$124,647	$370,934	$361,724
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	80,608	83,088	253,559	249,223
Sales and marketing	9,685	8,725	29,369	26,997
General and administrative	19,868	20,574	60,587	59,243
Research and development	1,698	1,653	5,194	5,128
Depreciation and amortization	2,033	1,866	5,771	5,513
Amortization of acquisition-related intangible assets	842	828	2,453	2,484
Restructuring and other charges	611	1,363	1,827	3,384
Total operating expenses	115,345	118,097	358,760	351,972
Income from operations	4,846	6,550	12,174	9,752
Interest expense:
Interest on outstanding debt	164	213	413	660
Amortization of deferred financing charges	25	25	79	75
Interest income	9	41	59	80
Other expense (income), net	(42)	66	(153)	950
Income before income taxes	4,708	6,287	11,894	8,147
Provision for income taxes	1,066	1,273	2,580	2,636
Net income	$3,642	$5,014	$9,314	$5,511

Net income per share of common stock:
Basic	$0.06	$0.08	$0.15	$0.09
Diluted	$0.06	$0.08	$0.15	$0.09
Weighted average number of common shares outstanding:
Basic	60,012	59,523	60,263	60,461
Diluted	62,646	61,451	63,070	62,006
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net income	$3,642	$5,014	$9,314	$5,511
Other comprehensive income (loss):
Impact to revalue unfunded projected benefit obligation, net of tax of $0	—	—	(2)	—
Foreign currency translation adjustment, net of tax of $0	(1,328)	554	(1,638)	524
Comprehensive income	$2,314	$5,568	$7,674	$6,035
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$9,314	$5,511
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,814	4,961
Amortization of deferred financing charges	79	75
Depreciation and amortization	5,771	5,513
Amortization of acquisition-related intangible assets	2,453	2,484
Non-cash restructuring and other charges	(107)	292
Provision for doubtful accounts	—	150
Other	(32)	(4)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(702)	(4,959)
Unbilled receivables	(8,837)	(5,115)
Other current assets	530	(1,420)
Other assets	765	(75)
Accounts payable	(181)	1,663
Accrued compensation and benefits	(1,963)	2,996
Accrued outsourcing	(1,823)	3,637
Accrued restructuring	(53)	(827)
Income tax payable	97	(391)
Accrued expenses, other current liabilities and other long-term liabilities	(1,527)	2,395
Deferred revenue	(1,038)	487
Net cash provided by operating activities	8,560	17,373
Cash flows from investing activities:
Purchases of property and equipment	(6,127)	(6,470)
Cash paid for acquisitions, net of cash acquired	(2,360)	(434)
Net cash used in investing activities	(8,487)	(6,904)
Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	4,500	9,550
Payments of borrowings on revolving line of credit	(4,500)	(9,550)
Payments of debt issuance costs	(84)	—
Payments for share repurchases	(4,682)	(4,742)
Proceeds from issuance of common stock under stock option plans	582	675
Payments of deferred acquisition obligations	(1,794)	(647)
Payments of capital lease obligations	(26)	(26)
Net cash used in financing activities	(6,004)	(4,740)
Net (decrease) increase in cash and cash equivalents	(5,931)	5,729
Effects of exchange rate changes on cash and cash equivalents	(1,146)	800
Cash and cash equivalents at beginning of period	38,867	25,797
Cash and cash equivalents at end of period	$31,790	$32,326
Non-cash activities:
Property and equipment included in accounts payable	$397	$—
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
Nature of the Business
The accompanying condensed consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, all of a normal recurring nature, necessary for the fair statement of results for the periods presented. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated balance sheet data as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by GAAP for annual financial statements. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
2. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Restricted Stock Awards
Lionbridge issued 1,336,500 and 188,542 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2011 Stock Incentive Plan, during the nine months ended September 30, 2014 representing a fair market value of $8.4 million. Of the total 1,525,042 shares of restricted common stock and restricted stock units issued in the nine months ended September 30, 2014, 1,161,450 have restrictions on disposition which lapse over four years from the date of grant, 35,592 have restrictions on disposition which lapse over thirteen months from the grant date and 328,000 shares of restricted common stock were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance-based stock incentive awards under the Corporation’s 2011 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will generally lapse upon the achievement of revenue and profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals and records expense accordingly. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee in accordance with the forfeiture table per the grant agreements.
Stock-based Compensation
The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance. Total compensation expense related to stock options, performance-based restricted stock awards and time-based restricted stock awards are classified in the condensed consolidated statements of operations line items as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Cost of revenue	$44	$23	$108	$69
Sales and marketing	556	316	1,594	936
General and administrative	1,389	1,299	4,046	3,919
Research and development	19	13	66	37
Total stock-based compensation expense	$2,008	$1,651	$5,814	$4,961

As of September 30, 2014, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $1.1 million and will be recognized over an estimated weighted-average period of approximately 2.4 years. Lionbridge currently expects to amortize $10.3 million of unamortized compensation in connection with restricted stock awards outstanding as of September 30, 2014 over an estimated weighted-average period of approximately 2.4 years.
Share Repurchasing Program
On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6 million per year, subject to certain market rate conditions. The Company made the following purchases since the program’s inception:

	Total Number of	Average Price
Period	Shares Purchased	Paid Per Share
May 1, 2013—May 31, 2013	182,818	$2.80
June 1, 2013—June 30, 2013	1,132,734	3.02
July 1, 2013—July 31, 2013	118,275	3.07
August 1, 2013—August 31, 2013	21,887	3.31
September 1, 2013—September 30, 2013	108,886	3.63
October 1, 2013—October 31, 2013	117,591	3.77
Total 2013 repurchases	1,682,191	3.10
May 1, 2014—May 31, 2014	152,656	5.71
June 1, 2014—June 30, 2014	324,314	5.74
July 1, 2014—July 31, 2014	113,820	5.98
August 1, 2014—August 31, 2014	186,005	4.95
September 1, 2014—September 30, 2014	77,533	4.50
Total 2014 repurchases	854,328	5.48
Total program repurchases	2,536,519	$3.90
3. UNBILLED RECEIVABLES AND DEFERRED REVENUE
Unbilled receivables represent revenue recognized not yet billed. Unbilled receivables are calculated for each individual project based on the proportional delivery of services at the balance sheet date. Billing of amounts in unbilled receivables occurs according to customer-agreed payment schedules or upon completion of specified project milestones. All of Lionbridge’s projects in unbilled receivables are expected to be billed and collected within 1 year.
Deferred revenue represents advance billings to customers. Deferred revenue is calculated for each individual project and constitutes a performance obligation for which revenue will be recognized as services are delivered.
4. DEBT
On October 30, 2013, the Company amended and restated the Credit Agreement with HSBC Bank, as Administrative Agent and a lender, and a syndicate of other lenders (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes a $65 million senior secured revolving credit facility, which includes a $10 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing-line loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $35 million, dependent upon certain conditions. The interest rates are in the range of Prime Rate plus 0.25%—1.00% or LIBOR plus 1.25%—2.00% (at the Company’s discretion), depending on certain conditions. This facility expires on October 30, 2018, after which time the Company may need to secure new financing. The Company cannot assure that it will be able to secure new financing, or financing on terms that are acceptable. At September 30, 2014, $27.0 million was outstanding with an interest rate of 1.41%. The fair value of debt approximates its current value of $27.0 million as of September 30, 2014. The fair value of debt approximates its current value at September 30, 2014, and would be classified as a Level 2 measurement due to the use of inputs based on similar liabilities in the market.

The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other financial covenants as of September 30, 2014.
On November 8, 2014 the Company signed a commitment letter to amend and restate the Credit Agreement discussed above. See note 15—Subsequent Events for further details.
5. NET INCOME PER SHARE
Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and unvested restricted stock, as determined using the treasury stock method. Shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Weighted-average number of shares of common stock outstanding-basic	60,012	59,523	60,263	60,461
Dilutive common stock equivalents relating to options and restricted stock	2,634	1,928	2,807	1,545
Weighted-average number of shares of common stock outstanding-diluted	62,646	61,451	63,070	62,006
Options and unvested restricted stock to purchase 0.9 million and 2.6 million shares of common stock for the three months ended September 30, 2014 and 2013, respectively, were not included in the calculation of diluted net income per share as their effect would be anti-dilutive. Options and unvested restricted stock to purchase 0.4 million and 3.8 million shares of common stock for the nine months ended September 30, 2014 and 2013, respectively, were not included in the calculation of diluted net income per share as their effect would be anti-dilutive.
6. RESTRUCTURING AND OTHER CHARGES
During the nine months ended September 30, 2014, Lionbridge recorded $1.8 million of restructuring and other charges, which included restructuring charges of $1.1 million for workforce reductions in Europe, Asia and North America consisting of 23 technical staff, 1 administrative staff and 1 sales staff, $0.2 million of charges representing additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, acquisition-related costs of $0.6 million and $0.1 million of accretion related to the contingent consideration from the Virtual Solutions, Inc. (“VSI”) acquisition in 2012. These charges were offset by reductions in expense related to changes in the estimated fair value of contingent consideration of $0.1 million from the E5 Global Holdings, Inc. (“E5”) acquisition in 2013 and deferred consideration of $0.1 million from the acquisition of Productive Resources, LLC (“PRI”) in 2012. All facility charges, $0.9 million of workforce charges, acquisition-related costs and the change in fair value of PRI deferred consideration relate to the Company's Global Language and Content (“GLC”) segment. Workforce reductions of $0.3 million, the VSI contingent consideration accretion and the change in fair value of the E5 contingent consideration relate to the Company’s Global Enterprise Solutions (“GES”) segment. The Company made $1.7 million of cash payments in the nine months ended September 30, 2014, which related to the GLC and GES segments.
During the nine months ended September 30, 2013, Lionbridge recorded $3.4 million of restructuring and other charges, which included restructuring charges of $2.0 million for workforce reductions in Europe, the Americas and Asia consisting of 18 technical staff, 15 administrative staff and 8 sales staff, and $0.2 million of additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions. These charges related primarily to the Company’s GLC segment. The Company made $3.0 million of cash payments in the nine months ended September 30, 2013 all of which related to the GLC operating segments. The remaining $1.2 million of other charges recorded in the three months ended September 30, 2013 related to the Company’s engagement in strategic initiatives, a true-up of the deferred acquisition liability fair value from the VSI acquisition and acquisition costs related to the Company’s acquisition of E5 on October 2, 2013.

The following table summarizes the restructuring accrual activity for the nine months ended September 30, 2014 and 2013, respectively, by category:

(In thousands)	2014	2013
Beginning balance, January 1	$2,807	$3,794
Employee severance:
Restructuring charges recorded	1,137	1,947
Cash payments related to liabilities recorded on exit or disposal activities	(1,432)	(2,754)
Net employee severance activity	(295)	(807)
Vacated facility/Lease termination:
Restructuring charges recorded	—	35
Revision of estimated liabilities	185	248
Cash payments related to liabilities recorded on exit or disposal activities	(250)	(294)
Net vacated facility/lease termination activity	(65)	(11)
Ending balance, September 30	$2,447	$2,976
At September 30, 2014, the Company’s condensed consolidated balance sheet includes accruals totaling $2.4 million related to employee termination costs and vacated facilities. Lionbridge currently anticipates that approximately $1.0 million of these will be fully paid within twelve months. The remaining $1.4 million relates to lease obligations on unused facilities expiring through 2026 and is included in other long-term liabilities in the Company’s condensed consolidated balance sheet.
7. INCOME TAXES
The provision for income taxes for the three months ended September 30, 2014 and 2013 was $1.1 million and $1.3 million, respectively. The provision for income taxes for the nine months ended September 30, 2014 and 2013 was $2.6 million. The provision for income taxes for the three and nine months ended September 30, 2014 and 2013 consisted primarily of taxes on income in foreign jurisdictions, interest, and penalties recorded in relation to the Company’s uncertain tax positions.
The balance of unrecognized tax benefits at September 30, 2014, not including interest and penalties, was $3.7 million, which, if recognized, would affect the effective income tax rate in future periods. Lionbridge also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At September 30, 2014, Lionbridge had approximately $1.5 million of interest and penalties accrued related to unrecognized tax benefits.
The Company conducts business globally and in the normal course of business is subject to examination by local, state and federal jurisdictions in the United States as well as in multiple foreign jurisdictions. Currently, no Internal Revenue Service audits are underway and audits in Belgium, Canada, China, Finland, France, Poland and India are in varying stages of completion. Open audit years are dependent upon the tax jurisdiction and range from 2003 to present.
At September 30, 2014, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely.
Lionbridge’s management has evaluated the positive and negative evidence as it relates to the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered Lionbridge’s history of losses and concluded that, with the exception of certain foreign tax jurisdictions, it is more-likely-than-not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been maintained against those tax assets. As a result, no income tax benefit has been recorded for the losses incurred in the U.S. and certain foreign jurisdictions during the nine months ended September 30, 2014.

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

The table below presents information about the Company’s segment data for the three and nine months ended September 30, 2014 and 2013. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

(In thousands)	GLC	GES	Interpretation	Corporate and Other	Total
Three Months Ended September 30, 2014
External revenue	$80,258	$34,297	$5,636	$—	$120,191
Cost of revenue (exclusive of depreciation and amortization)	51,822	24,009	4,777	—	80,608
Depreciation and amortization including acquisition-related intangible assets	1,343	830	9	693	2,875
Other operating expenses	18,887	4,812	545	—	24,244
Segment contribution	8,206	4,646	305	(693)	12,464
Interest expense and other unallocated items	—	—	—	(7,756)	(7,756)
Income (loss) before income taxes	8,206	4,646	305	(8,449)	4,708
Provision for income taxes	—	—	—	1,066	1,066
Net income (loss)	$8,206	$4,646	$305	$(9,515)	$3,642
Three Months Ended September 30, 2013
External revenue	$84,398	$34,810	$5,439	$—	$124,647
Cost of revenue (exclusive of depreciation and amortization)	54,170	24,309	4,609	—	83,088
Depreciation and amortization including acquisition-related intangible assets	1,257	787	8	642	2,694
Other operating expenses	18,671	4,547	341	—	23,559
Segment contribution	10,300	5,167	481	(642)	15,306
Interest expense and other unallocated items	—	—	—	(9,019)	(9,019)
Income (loss) before income taxes	10,300	5,167	481	(9,661)	6,287
Provision for income taxes	—	—	—	1,273	1,273
Net income (loss)	$10,300	$5,167	$481	$(10,934)	$5,014
Nine Months Ended September 30, 2014
External revenue	$249,325	$104,258	$17,351	$—	$370,934
Cost of revenue (exclusive of depreciation and amortization)	165,209	73,672	14,678	—	253,559
Depreciation and amortization including acquisition-related intangible assets	3,895	2,429	27	1,873	8,224
Other operating expenses	57,127	15,306	1,394	—	73,827
Segment contribution	23,094	12,851	1,252	(1,873)	35,324
Interest expense and other unallocated items	—	—	—	(23,430)	(23,430)
Income (loss) before income taxes	23,094	12,851	1,252	(25,303)	11,894
Provision for income taxes	—	—	—	2,580	2,580
Net income (loss)	$23,094	$12,851	$1,252	$(27,883)	$9,314
Nine Months Ended September 30, 2013
External revenue	$237,226	$107,169	$17,329	$—	$361,724
Cost of revenue (exclusive of depreciation and amortization)	160,643	74,247	14,333	—	249,223
Depreciation and amortization including acquisition-related intangible assets	3,857	2,313	24	1,803	7,997
Other operating expenses	56,341	13,645	1,331	—	71,317
Segment contribution	16,385	16,964	1,641	(1,803)	33,187
Interest expense and other unallocated items	—	—	—	(25,040)	(25,040)
Income (loss) before income taxes	16,385	16,964	1,641	(26,843)	8,147
Provision for income taxes	—	—	—	2,636	2,636
Net income (loss)	$16,385	$16,964	$1,641	$(29,479)	$5,511

9. GOODWILL, ACQUISITION-RELATED INTANGIBLE ASSETS, AND OTHER LONG LIVED ASSETS
Lionbridge assesses the impairment of goodwill and acquisition-related intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models and the market approach. In addition, goodwill is reviewed for impairment on an annual basis. At December 31, 2013, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value substantially exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling and the market approach. As a result, no impairment was recorded for the year ended December 31, 2013. There were no events or changes in circumstances during the nine months ended September 30, 2014 which indicated that an assessment of the impairment of goodwill and acquisition-related intangible assets was required.
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
Intangible assets arose from acquisitions made prior to 2011 and the acquisitions of PRI in June 2012, VSI in November 2012, E5 in October 2013 and Darwin Zone, S.A. (“Darwin”) in May 2014. Intangibles arising from acquisitions made prior to 2011 are being amortized using an economic consumption method over an estimated useful life of; (i) 3 to 12 year for customer relationships, (ii) 3 to 5 years for customer contracts and (iii) 1 to 4 years for acquired technology. Intangibles arising from the acquisitions of PRI, VSI, E5 and Darwin are being amortized over a straight-line basis over the estimated useful life of; (i) 5 to 10 years for acquired technology, (ii) 2 to 12 years for customer relationships, (iii) 1 to 5 years for non-compete agreements and (iv) 1 to 2 years for trademarks.
The following table summarizes acquisition-related intangible assets at September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014			December 31, 2013
(In thousands)	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
Acquired customer relationships	$40,040	$(31,351)	$8,689	$39,390	$(29,564)	$9,826
Acquired customer contracts	14,000	(14,000)	—	14,000	(14,000)	—
Acquired technology	5,117	(3,142)	1,975	5,117	(2,804)	2,313
Non-compete agreements	1,630	(734)	896	1,500	(465)	1,035
Acquired trademark	131	(94)	37	87	(35)	52
	$60,918	$(49,321)	$11,597	$60,094	$(46,868)	$13,226

Lionbridge currently expects to amortize the following remaining amounts of acquisition-related intangible assets held at September 30, 2014 in the fiscal periods as follows:

Year ending December 31, (in thousands)
2014	$781
2015	2,582
2016	2,362
2017	1,750
2018	828
2019 and thereafter	3,294
$11,597

A rollforward of goodwill is as follows:

(In thousands)	GLC	GES	Interpretation	Total
Balance at December 31, 2013	5,264	14,331	—	19,595
Acquisition of Darwin	984	—	—	984
Balance at September 30, 2014	6,248	14,331	—	20,579

10. ACQUISITIONS
Darwin Zone, S.A.
On May 16, 2014, the Company acquired 100% of the shares of Darwin for $2.4 million in cash, (including the effect of working capital adjustments). Darwin, a provider of digital marketing solutions, is included in the Company’s GLC operating segment. The acquisition expands the Company’s delivery model for cost efficient digital marketing solutions in the Central America region.
The total acquisition date fair value of the consideration transferred was estimated at $2.4 million. The assets and liabilities associated with Darwin were recorded at their fair values as of the acquisition date and the amounts as follows:

(In thousands)
Cash	$36
Accounts receivable and unbilled receivables	698
Other current assets	115
Property and equipment	206
Intangible assets	824
Goodwill	984
Total assets	2,863
Accounts payable	(222)
Other liabilities	(249)
Total consideration transferred	$2,392
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

Transaction costs related to this acquisition were approximately $0.1 million during the nine months ended September 30, 2014 and are included in restructuring and other charges in the Company’s condensed consolidated statement of operations.
Since the date of the acquisition, May 16, 2014, the Company has recorded $1.5 million of revenue attributable to Darwin within its consolidated financial statements. Since the date of the acquisition, earnings attributable to Darwin do not have a material impact within the Company's consolidated financial statements. The proforma results of operations including Darwin as if it were acquired at the beginning of all periods presented were not material to the consolidated operating results of the Company in either period presented.
E5 Global Holdings, Inc.
On October 2, 2013, the Company acquired 100% of the shares of E5, a U.S.-based privately-held provider of application development and testing solutions with a track record of providing secure, high-quality testing services using a China-based delivery model. The acquisition enables the Company to expand its presence in China, meet growing demand for integrated onshore and offshore solutions and access E5’s long-standing relationships with clients in the hospitality and financial services industries. The results of operations of E5 are included in the Company’s results of operations from the date of acquisition. E5 is included in the Company’s GES operating segment.
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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge did not have any financial assets and liabilities as of September 30, 2014 designated as Level 1.

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

Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge has contingent and deferred consideration assumed as a result of the VSI acquisition of $1.6 million as of September 30, 2014 and has contingent and deferred consideration assumed as a result of the VSI and E5 acquisitions of $3.1 million as of December 31, 2013 designated as Level 3. The Company’s contingent purchase consideration is valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. This liability is classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management. The Company determined a probability weighting that is weighted towards VSI achieving the revenue target at the time of acquisition and the discount rate that is based on the company’s weighted average cost of capital which is then adjusted for the time value of money. The probability weighting has been adjusted during the nine months ended September 30, 2014 as the actual results provide the Company with more reliable information to weight the probability scenarios. This adjustment resulted in a $0.1 million increase to the contingent consideration during the nine months ended September 30, 2014. The discount rate and factor have remained consistent during the nine months ended September 30, 2014. The Company believes that any probable changes during future periods to these assumptions will not have a material effect on the contingent considerations. On June 30, 2014 the former owners of E5 agreed to the satisfaction in full of the Company’s contingent payment obligations. This resulted in a $0.1 million decrease to the contingent consideration during the nine months ended September 30, 2014.

Liabilities measured at fair value on a recurring basis consisted of the following:

September 30, 2014 (in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Accrued acquisition payments	—	660	899	1,559
Accrued acquisition payments, long-term portion	—	—	674	674
Total liabilities carried at fair value	$—	$660	$1,573	$2,233

December 31, 2013 (in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Accrued acquisition payments	$—	$789	$1,389	$2,178
Accrued acquisition payments, long-term portion	—	595	1,691	2,286
Total liabilities carried at fair value	$—	$1,384	$3,080	$4,464
Changes in the fair value of the Company’s Level 3 acquisition related liabilities during the nine months ended September 30, 2014 were as follows:

(In thousands)
Fair value at January 1, 2014	$3,080
Changes in the fair value of acquisition consideration obligations	(34)
Payments of deferred consideration obligations	(1,473)
Fair value at September 30, 2014	$1,573

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
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. This ASU is not expected to have an impact on the Company's financial statements or disclosures.
Other new pronouncements issued but not effective until after September 30, 2014 are not expected to have a material impact on our financial position, results of operations or liquidity.
13. OTHER CURRENT ASSETS, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND OTHER LONG-TERM LIABILITIES
The following table presents the components of selected balance sheet items as of September 30, 2014 and December 31, 2013:

(In thousands)	September 30, 2014	December 31, 2013
Other current assets:
Deferred project costs	$2,912	$3,872
Prepaid income tax	2,973	2,592
Other prepaid expenses	3,656	3,522
Deferred tax asset, short-term	1,276	1,276
Other current assets	1,925	1,676
Total other current assets	$12,742	$12,938
Accrued expenses and other current liabilities:
Accrued acquisition payments	$1,559	$2,178
Accrued volume discounts	533	1,314
Other accrued expenses	5,247	5,111
Deferred tax liability, short-term	904	904
Other current liabilities	1,215	1,648
Total accrued expenses and other current liabilities	$9,458	$11,155
Other long-term liabilities:
Pension and post retirement obligations, long-term portion	$2,504	$2,452
Accrued acquisition payments, long-term portion	674	2,286
Accrued income tax uncertainties	5,313	5,115
Accrued restructuring, long-term portion	1,386	1,606
Other	2,797	1,713
Total other long-term liabilities	$12,674	$13,172

In connection with the lease of the Company's headquarters in Waltham, Massachusetts executed in March 2014, the Company's landlord funded $1.4 million in leasehold improvements during the three months ended September 30, 2014. The capitalized leasehold improvements are being amortized over eleven years, the remaining life of the lease, and are reflected in property and equipment, net on the Condensed Consolidated Balance Sheets. The leasehold improvements funded by the landlord are treated as lease incentives. Accordingly, the $1.4 million funded by the landlord was recorded as a deferred rent liability and is reflected on other long-term liabilities on the Condensed Consolidated Balance Sheets. The deferred rent liability is being amortized over eleven years, the remaining life of the lease. As of September 30, 2014 $1.3 million is reflected on other long-term liabilities.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following at September 30, 2014 and December 31, 2013, respectively:

(In thousands)	September 30, 2014	December 31, 2013
Cumulative foreign currency translation adjustments	$17,951	$19,589
Unfunded projected benefit obligation	758	760
Accumulative other comprehensive income	$18,709	$20,349

15. SUBSEQUENT EVENTS
On October 3, 2014, the Company acquired 100% of the outstanding shares of Clay Tablet Technologies ("Clay Tablet"), a Canadian-based privately-held provider of integration software that connects content management systems with translation processes and technologies. The Company made an initial cash payment of approximately $2.6 million at closing with an additional $0.3 million of deferred purchase consideration on the first anniversary of the closing date. Under the terms of the purchase agreement, the former owners of Clay Tablet will be eligible to receive additional cash consideration of up to $2.5 million, contingent on the fulfillment of certain revenue based financial conditions and continued employment during the three years ending September 30, 2017. The contingent consideration period can be extended an additional year. The transaction will be accounted for as a business combination using the acquisition method. Due to the timing of this acquisition, certain disclosures, including the preliminary allocation of the purchase price, have been omitted from this Quarterly Report on Form 10-Q because the initial accounting for the business combination was incomplete as of the filing date. The Company expects the preliminary allocation of the purchase price and other disclosures to be included in the Company's Annual Report on Form 10-K for 2014.
On November 9, 2014, the Company entered into a definitive agreement to acquire CLS Holding AG, a global language service provider headquartered in Switzerland. The transaction will be effected through the purchase of (a) 100% of the outstanding shares of Tuscany Holding AG, a holding company that holds 68.9% of the outstanding shares of CLS Holding and (b) 31.1% of the shares of CLS Corporate Language Services Holding AG held by certain management sellers. The acquisition is expected to be completed in early 2015, pending certain closing conditions. Consideration will be a cash payment and is expected to be approximately Fr.74 million Swiss Francs, or approximately $77 million US Dollars (at November 7, 2014 exchange rate), subject to estimated cash and debt adjustments at closing and certain post-closing adjustments. Due to the timing of this acquisition, certain disclosures, including the preliminary allocation of the purchase price, have been omitted from this Quarterly Report on Form 10-Q because the initial accounting for the business combination was incomplete as of the filing date. The Company expects the preliminary allocation of the purchase price and other disclosures to be included in the Company's Quarterly Report on Form 10-Q for the first quarter of 2015.
On November 8, 2014, in order to fund the CLS Holding AG acquisition the Company signed a commitment letter to amend and restate the Credit Agreement with HSBC Bank, as Administrative Agent and a lender, and a syndicate of other lenders. The terms of the commitment letter include (a) a $100 million senior secured revolving credit facility, which includes a $10 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing-line loans and (b) a senior secured term loan facility in an aggregate amount of $35 million. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $65 million, dependent upon certain conditions. The interest rates are in the range of Prime Rate plus 0.25%—1.00% or LIBOR plus 1.25%—2.00% (at the Company’s discretion), depending on certain conditions. Both facilities expire after five years from the date of entering into the proposed amendment, after which time the Company may need to secure new financing. The Company cannot assure that it will be able to secure new financing, or financing on terms that are acceptable.
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
For the three months ended September 30, 2014 and 2013, Lionbridge’s income from operations was $4.8 million and $6.6 million, respectively, with a net income of $3.6 million and $5.0 million, respectively. For the nine months ended September 30, 2014 and 2013, Lionbridge’s income from operations was $12.2 million and $9.8 million, respectively, with a net income of $9.3 million and $5.5 million, respectively. As of September 30, 2014, the Company had an accumulated deficit of $202.7 million.

Microsoft is the Company's largest client. As a result of Microsoft's implementation of a reorganization plan, the Company expects its revenue attributed to Microsoft will decrease in 2014 as compared to 2013. Revenue attributed to Microsoft for the three months ended September 30, 2014 was $21.5 million, a decrease of $9.8 million, or 31.4%, from $31.3 million for the three months ended September 30, 2013. Revenue attributed to Microsoft for the nine months ended September 30, 2014 was $80.2 million, a decrease of $6.1 million, or 7.1%, from $86.3 million for the nine months ended September 30, 2013.
A significant portion of Lionbridge’s cost of revenue and operating expenses are recorded in entities which utilize the Euro or other currencies as their functional currency, while the majority of its revenues are recorded in U.S. Dollars. A fluctuation in foreign currency exchange rates does not have a material impact the Company's consolidated results for the three and nine months ended September 30, 2014 and 2013. Certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to other currencies, particularly the Euro and, to a lesser extent, the British Pound Sterling. The foreign currency translation impact on our results, if material, is described in further detail under the “Results of Operations” section below.
Critical Accounting Policies and Estimates
Lionbridge has identified the policies which are critical to understanding its business and results of operations. There have been no significant changes during the three months ended September 30, 2014 to the items disclosed as the critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations
The following table sets forth for the periods indicated certain unaudited condensed consolidated financial data as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	67.1	66.7	68.4	68.9
Sales and marketing	8.1	7.0	7.9	7.5
General and administrative	16.5	16.5	16.3	16.4
Research and development	1.4	1.3	1.4	1.4
Depreciation and amortization	1.7	1.5	1.6	1.5
Amortization of acquisition-related intangible assets	0.7	0.7	0.7	0.7
Restructuring and other charges	0.5	1.1	0.5	0.9
Total operating expenses	96.0	94.7	96.7	97.3
Income from operations	4.0	5.3	3.3	2.7
Interest expense:
Interest on outstanding debt	0.1	0.2	0.1	0.2
Amortization of deferred financing charges
Interest income	—	—	—	—
Other (income) expense, net	—	0.1	—	0.3
Income before income taxes	3.9	5.0	3.2	2.3
Provision for income taxes	0.9	1.0	0.7	0.7
Net income	3.0%	4.0%	2.5%	1.5%
Revenue. The following table shows GLC, GES, and Interpretation revenues in dollars and as a percentage of total revenue for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2014		2013		2014		2013
GLC	$80,258	66.8%	$84,398	67.7%	$249,325	67.2%	$237,226	65.6%
GES	34,297	28.5%	34,810	27.9%	104,258	28.1%	107,169	29.6%
Interpretation	5,636	4.7%	5,439	4.4%	17,351	4.7%	17,329	4.8%
Total revenue	$120,191	100%	$124,647	100%	$370,934	100%	$361,724	100%
Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013
Revenue for the quarter ended September 30, 2014 was $120.2 million, a decrease of $4.5 million, or 3.6%, from $124.6 million for the quarter ended September 30, 2013. This period-over-period decrease in total revenue was due to a $4.1 million decrease in the GLC segment and a $0.5 million decrease in the GES segment, partially offset by an increase in the Interpretation segment.
Revenue from the Company’s GLC segment decreased $4.1 million, or 4.9%, to $80.3 million for the quarter ended September 30, 2014 from $84.4 million for the quarter ended September 30, 2013. This was the result of a decrease in volume of $5.1 million, primarily from Microsoft, partially offset by $1.0 million of incremental revenue from the Darwin acquisition.
Revenue from the Company’s GES segment decreased $0.5 million, or 1.5%, to $34.3 million for the quarter ended September 30, 2014 from $34.8 million for the quarter ended September 30, 2013. The decrease was primarily related to decreased volume on a large multi-year program with Microsoft. The GES segment has a number of large client programs that sometimes experience periods of high growth during initial ramp-up phases when a program begins and may experience slight variations in volume when the program subsequently enters a maintenance phase. The decrease from Microsoft was partially offset by increased demand from other customers and $1.1 million of incremental revenue of from the E5 acquisition.

Revenue from the Company’s Interpretation segment increased $0.2 million, or 3.6%, to $5.6 million for the quarter ended September 30, 2014 from $5.4 million for the quarter ended September 30, 2013. This was due to slightly increased volume from an existing client.
Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
Revenue for the nine months ended September 30, 2014 was $370.9 million, an increase of $9.2 million, or 2.5%, from $361.7 million for the nine months ended September 30, 2013. This period-over-period increase in total revenue was due to a $12.1 million increase in the GLC segment being partially offset by a $2.9 million decrease in the GES segment.
Revenue from the Company’s GLC segment increased $12.1 million, or 5.1%, to $249.3 million for the nine months ended September 30, 2014 from $237.2 million for the nine months ended September 30, 2013. This was primarily due to an increase in demand for the Company’s solutions, a $3.7 million increase related to the weakening of the U.S. Dollar relative to other currencies, primarily the Euro and the British pound sterling, and $1.5 million of incremental revenue from the Darwin acquisition.
Revenue from the Company’s GES segment decreased $2.9 million, or 2.7%, to $104.3 million for the nine months ended September 30, 2014 from $107.2 million for the nine months ended September 30, 2013. The decrease was primarily related to decreased volume on a select large multi-year program with Microsoft. The GES segment has a number of large client programs that sometimes experience periods of high growth during initial ramp-up phases when a program begins and may experience slight variations in volume when the program subsequently enters a maintenance phase. This decrease from Microsoft was partially offset by increased demand from other customers and $3.0 million incremental revenue from the E5 acquisition.
Revenue from the Company’s Interpretation segment was relatively consistent for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Cost of Revenue and Gross Margin. Gross margin is revenue less cost of revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation and testing services provided by third parties as well as salaries and associated employer taxes and employee benefits for personnel related to client engagements. The following table shows GLC, GES and Interpretation cost of revenues, cost of revenues as a percentage of revenue, gross margin, gross margin as a percentage of revenue and the percentage change in cost of revenue and gross margin from the corresponding period of the prior year for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2014	2013		2014	2013
Cost of revenue:
GLC	51,822	54,170	(4.3)%	165,209	160,643	2.8%
GES	24,009	24,309	(1.2)%	73,672	74,247	(0.8)%
Interpretation	4,777	4,609	3.6%	14,678	14,333	2.4%
Total cost of revenue	80,608	83,088	(3.0)%	253,559	249,223	1.7%
Cost of revenue as a percentage of revenue:
GLC	64.6%	64.2%		66.3%	67.7%
GES	70.0%	69.8%		70.7%	69.3%
Interpretation	84.8%	84.7%		84.6%	82.7%
Total cost of revenue as a percentage of revenue	67.1%	66.7%		68.4%	68.9%
Gross margin:
GLC	28,436	30,228	(5.9)%	84,116	76,583	9.8%
GES	10,288	10,501	(2.0)%	30,586	32,922	(7.1)%
Interpretation	859	830	3.5%	2,673	2,996	(10.8)%
Total gross margin	39,583	41,559	(4.8)%	117,375	112,501	4.3%
Gross margin percentage:
GLC	35.4%	35.8%		33.7%	32.3%
GES	30.0%	30.2%		29.3%	30.7%
Interpretation	15.2%	15.3%		15.4%	17.3%
Total gross margin percentage	32.9%	33.3%		31.6%	31.1%
Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013
For the quarter ended September 30, 2014 total gross margin decreased $2.0 million, or 4.8%, to $39.6 million as compared to $41.6 million for the quarter ended September 30, 2013. This was due to the decrease in gross margin in the GLC segment. Total gross margin percentage decreased to 32.9% for the quarter ended September 30, 2014 from 33.3% for the quarter ended September 30, 2013. This decrease was primarily due to lower volume in the GLC segment.
For the quarter ended September 30, 2014 GLC gross margin decreased $1.8 million, or 5.9%, to $28.4 million as compared to $30.2 million for the quarter ended September 30, 2013. This was due to the decrease in revenue in the GLC segment, partially offset by a decrease in variable outsourcing costs. Total gross margin percentage decreased to 35.4% for the quarter ended September 30, 2014 from 35.8% for the quarter ended September 30, 2013. This decrease was primarily due to lower volume from Microsoft.
For the quarter ended September 30, 2014 GES gross margin decreased $0.2 million, or 2.0%, to $10.3 million as compared to $10.5 million for the quarter ended September 30, 2013. This was due to the lower volume on a large multi-year program with Microsoft. GES gross margin percentage decreased to 30.0% for the quarter ended September 30, 2014 from 30.2% for the quarter ended September 30, 2013. This decrease was due to work mix from the E5 acquisition.
Gross margin and gross margin percentage for the Interpretation segment remained relatively unchanged for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.
Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
For the nine months ended September 30, 2014 total gross margin increased $4.9 million, or 4.3%, to $117.4 million as compared to $112.5 million for the nine months ended September 30, 2013. This was due to the increase in gross margin in the

GLC segment. This increase was partially offset by decreases in gross margin in the GES and Interpretation segments. Total gross margin percentage increased to 31.6% for the nine months ended September 30, 2014 from 31.1% for the nine months ended September 30, 2013. This increase was due to improved gross margin percentage in the GLC segment, partially offset by lower gross margin percentage in the GES and Interpretation segments.
For the nine months ended September 30, 2014 GLC gross margin increased $7.5 million, or 9.8%, to $84.1 million as compared to $76.6 million for the nine months ended September 30, 2013. This was due to the increase in revenue in the GLC segment and, to a lesser extent, a $1.1 million increase due to changes in the exchange rate of the U.S. dollar against other currencies. GLC gross margin percentage increased to 33.7% for the nine months ended September 30, 2014 from 32.3% for the nine months ended September 30, 2013. This increase was due to improved work mix as GLC was able to generate 5.1% more revenue on a 2.8% increase in costs of revenue.
For the nine months ended September 30, 2014 GES gross margin decreased $2.3 million, or 7.1%, to $30.6 million as compared to $32.9 million for the nine months ended September 30, 2013. This was due to the lower volume on a large multi-year program with Microsoft. GES gross margin percentage decreased to 29.3% for the nine months ended September 30, 2014 from 30.7% for the nine months ended September 30, 2013. This decrease was due to work mix.
For the nine months ended September 30, 2014 Interpretation gross margin decreased $0.3 million, or 10.8%, to $2.7 million as compared to $3.0 million for the nine months ended September 30, 2013. Interpretation gross margin percentage decreased to 15.4% for the nine months ended September 30, 2014 from 17.3% for the nine months ended September 30, 2013. These decreases were due to increased third party outsourcing costs resulting from a less favorable mix of telephonic versus on-site interpretation.
Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and associated employer taxes and employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars, the dollar change from the three and nine months of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2014	2013	2014	2013
Total sales and marketing expenses	$9,685	$8,725	$29,369	$26,997
Increase from prior year	960		2,372
Percentage of revenue	8.1%	7.0%	7.9%	7.5%
Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013
Sales and marketing expenses increased $1.0 million, or 11.0%, for the three months ended September 30, 2014 as compared to the corresponding period of 2013, primarily attributable to a $0.6 million increase in other costs, including lead generation, trade shows and training, and a $0.4 million increase in employee-related compensation costs. As a percentage of revenue, sales and marketing expenses increased to 8.1% for the three months ended September 30, 2014 as compared to 7.0% for the three months ended September 30, 2013. The Company continues to invest in sales and marketing in order to increase revenue through advertising, trade shows, public relations and other market development programs.
Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
Sales and marketing expenses increased $2.4 million, or 8.8%, for the nine months ended September 30, 2014 as compared to the corresponding period of 2013, primarily attributable to a $1.1 million increase in employee-related compensation costs, a $1.1 million increase in other costs and a $0.2 million increase in use of consultants. As a percentage of revenue, sales and marketing expenses increased slightly to 7.9% for the nine months ended September 30, 2014 as compared to 7.5% for the nine months ended September 30, 2013.

General and Administrative. General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employer taxes and employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars, the dollar change from the three and nine months of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2014	2013	2014	2013
Total general and administrative expenses	$19,868	$20,574	$60,587	$59,243
(Decrease)/Increase from prior year	(706)		1,344
Percentage of revenue	16.5%	16.5%	16.3%	16.4%
Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013
General and administrative expenses decreased $0.7 million, or 3.4%, for the three months ended September 30, 2014 as compared to the corresponding period of 2013, primarily attributable to a $0.5 million decrease in other costs as the prior period reflected $0.4 million in out-of-period adjustments for asset retirement obligations related to certain leases, a $0.6 million decrease in employee-related compensation cost and a $0.1 decrease in rent expense as a result of relocating our India office in 2014. These decreases were partially offset by $0.3 million of incremental costs from the Darwin and E5 acquisitions and a $0.2 million increase in use of consultants. As a percentage of revenue, general and administrative expenses remained consistent for the three months ended September 30, 2014 as compared to the same period of the prior year.
Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
General and administrative expenses increased $1.3 million, or 2.3%, for the nine months ended September 30, 2014 as compared to the corresponding period of 2013, primarily attributable to a $1.0 million in incremental costs from the Darwin and E5 acquisitions, $0.5 million increase in employee-related compensation costs and a $0.4 million increase in use of consultants, partially offset by a $0.5 million decrease in rent expense and a $0.1 million in other general and administrative expenses. As a percentage of revenue, general and administrative expenses remained consistent for the nine months ended September 30, 2014 as compared to the same period of the prior year.
Research and Development. Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform, its Translation WorkspaceTM SaaS-based offering and its customizable real-time automated machine translation technology known as GeoFluentTM. The cost consists primarily of salaries and associated employer taxes and employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars, the dollar change from the three and nine months of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2014	2013	2014	2013
Total research and development expense	$1,698	$1,653	$5,194	$5,128
Increase from prior year	45		66
Percentage of revenue	1.4%	1.3%	1.4%	1.4%
Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013
Research and development expenses in the three months ended September 30, 2014 were relatively consistent in amount and as a percentage of revenue with the three months ended September 30, 2013.
Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
Research and development expenses in the nine months ended September 30, 2014 were relatively consistent in amount and as a percentage of revenue with the nine months ended September 30, 2013.

Depreciation and Amortization. Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars, the dollar change from the three and nine months of the prior year and as a percentage of revenue for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2014	2013	2014	2013
Total depreciation and amortization expense	$2,033	$1,866	$5,771	$5,513
Increase from prior year	167		258
Percentage of revenue	1.7%	1.5%	1.6%	1.5%
Three and Nine Months Ended September 30, 2014 versus Three and Nine Months Ended September 30, 2013
Depreciation and amortization expense increased by $0.2 million for the three months ended September 30, 2014 as compared to the corresponding period of 2013. As a percentage of revenue, depreciation and amortization expense increased slightly to 1.7% for the three months ended September 30, 2014 as compared to 1.5% for the three months ended September 30, 2013. Depreciation and amortization expense was not materially impacted by fluctuations in foreign currency exchange rates period-over-period.
Depreciation and amortization expense increased by $0.3 million for the nine months ended September 30, 2014 as compared to the corresponding period of 2013. As a percentage of revenue, depreciation and amortization expense increased slightly to 1.6% for the nine months ended September 30, 2014 as compared to 1.5% for the nine months ended September 30, 2013. Depreciation and amortization expense was not materially impacted by fluctuations in foreign currency exchange rates period-over-period.
Amortization of Acquisition-related Intangible Assets. Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets resulting from acquired businesses. Amortization expense for the three months and nine months ended September 30, 2014 remained relatively consistent as compared to the three and nine months ended September 30, 2013.
Restructuring and Other Charges. Restructuring and other charges were $0.6 million and $1.4 million for the three months ended September 30, 2014 and 2013, respectively. This decrease is primarily due to a decrease in workforce reduction charges in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.
Restructuring and other charges were $1.8 million and $3.4 million for the nine months ended September 30, 2014 and 2013, respectively. This decrease is primarily due to workforce reduction charges in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, changes in estimated fair value of contingent liabilities from previous acquisitions resulting in a reduction in expense during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 and a decrease in other charges during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 as the Company was engaged in strategic initiatives during the first half of 2013.
Interest Expense. Interest expense primarily represents interest paid or payable on debt and the amortization of deferred financing costs. Interest expense for the three months ended September 30, 2014 decreased to less than $0.2 million as compared to $0.2 million for the three months ended September 30, 2013. Interest expense for the nine months ended September 30, 2014 decreased to $0.4 million as compared to $0.7 million for the nine months ended September 30, 2013. These decreases are primarily due to a decrease in interest rate.
Other Expense (Income), Net. Other expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The Company recognized less than $0.1 million income in other expense (income), net, during the three months ended September 30, 2014 as compared to an expense of less than $0.1 million during the corresponding period of the prior year. The Company recognized $0.2 million income in other expense (income), net, during the nine months ended September 30, 2014 as compared to expense of $1.0 million during the corresponding period of the prior year. The variations are due to differences among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year.

Income Before Income Taxes. The components of income before income taxes were as follows for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
United States	$2,035	$2,915	$2,017	$1,207
Foreign	2,673	3,372	9,877	6,940
Income before income taxes	$4,708	$6,287	$11,894	$8,147
During the quarter ended September 30, 2014, the Company’s United States operations generated an income of $2.0 million before income taxes as compared to an income of $2.9 million for the quarter ended September 30, 2013 as a result of transfer pricing allocation. The Company’s foreign operations generated income before income taxes of $2.7 million for the quarter ended September 30, 2014 as compared to income of $3.4 million during the quarter ended September 30, 2013. A significant portion of the Company’s operating costs are incurred outside the United States and a majority of its foreign affiliates are subject to cost-plus based transfer pricing agreements which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The negative trend experienced in the Company’s foreign operations’ results from the quarter ended September 30, 2013 to the period ended September 30, 2014 is due to lower profitability in a number of jurisdictions.
During the nine months ended September 30, 2014, the Company’s United States operations generated an income of $2.0 million before income taxes as compared to an income of $1.2 million for the nine months ended September 30, 2013 as a result of revenue growth coupled with controllable costs of sales. The Company’s foreign operations generated income before income taxes of $9.9 million for the nine months ended September 30, 2014 as compared to income of $6.9 million during the nine months ended September 30, 2013. A significant portion of our operating costs are incurred outside the United States and a majority of our foreign affiliates are subject to cost-plus based transfer pricing agreements which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The positive trend experienced in the Company’s foreign operations’ results from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 is the controlled internal costs of sale coupled with revenue growth.
Provision for Income Taxes The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions, and interest and penalties associated with uncertain tax positions. The tax provision decreased from $1.3 million to $1.1 million for the quarter ended September 30, 2014 compared to the same period of the prior year. The tax provision remained constant at $2.6 million for the nine months ended September 30, 2014 compared to the same nine month period in the prior year. The tax provision change year over year is primarily due to the foreign profits mixes, which are subject to tax by the foreign jurisdictions due to the treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model.

Non-GAAP Financial Measures
The Company also measures our performance using non-GAAP measurements of adjusted earnings and adjusted earnings per share. The Company defines adjusted earnings and adjusted earnings per share as GAAP net income excluding amortization of acquisition-related intangible assets, stock-based compensation and restructuring and other charges. The Company believes these non-GAAP measures are useful to management and investors in evaluating our operating performance for the periods presented. These non-GAAP financial measures should not be viewed as alternatives to GAAP measures of performance. Management believes the most directly comparable GAAP financial measures for adjusted earnings and adjusted earnings per share are net income and diluted net income per share, respectively. The following table reconciles net income and earnings per share to adjusted net income and adjusted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net income	$3,642	$5,014	$9,314	$5,511
Amortization of acquisition-related intangible assets	842	828	2,453	2,484
Stock-based compensation	2,008	1,651	5,814	4,961
Restructuring and other charges	611	1,363	1,827	3,384
Adjusted earnings	$7,103	$8,856	$19,408	$16,340
Fully diluted weighted-average number of common shares outstanding	62,646	61,451	63,070	62,006
Adjusted diluted earnings per share	$0.11	$0.14	$0.31	$0.26
Liquidity and Capital Resources
The following table shows cash and cash equivalents and working capital at September 30, 2014 and at December 31, 2013:

(In thousands)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$31,790	$38,867
Working capital	69,195	64,202
Lionbridge’s working capital increased $5.0 million, to $69.2 million at September 30, 2014, as compared to $64.2 million at December 31, 2013 primarily due to a $8.3 million increase in unbilled receivables and a net $3.8 million increase in other working capital items, offset by a $7.1 million decrease in cash and cash equivalents.
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

The following table shows the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Net cash provided by operating activities	$8,560	$17,373
Net cash (used in) investing activities	(8,487)	(6,904)
Net cash (used in) financing activities	(6,004)	(4,740)
Cash Flows from Operating Activities
Net cash provided by operating activities was $8.6 million for the nine months ended September 30, 2014 primarily due to net income of $9.3 million and the addition of non-cash charges of $14.0 million, offset by changes in operating assets and liabilities, excluding impact of acquisitions, of $14.7 million, the most significant of which was an increase of $8.8 million in unbilled receivables. Fluctuations in unbilled receivables from period to period relative to changes in revenue are a result of timing of customer invoicing.
Net cash provided by operating activities was $17.4 million for the nine months ended September 30, 2013 primarily due to a net income of $5.5 million and the addition of noncash charges of $13.5 million less a decrease of $1.6 million in cash related to changes in operating assets and liabilities. Increase in accounts receivable and unbilled revenues accounted for $10.0 million of this amount (primarily due to increased revenues in 2013 compared to 2012), offset by increases in accounts payable, accrued outsourcing, deferred revenue, and accrued expenses and other liabilities. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing.
Cash Flows from Investing Activities
Net cash used in investing activities was $8.5 million for the nine months ended September 30, 2014, consisting of $6.1 million for the purchase of property and equipment primarily related to capitalized software associated with the development of internal financial systems and enhancements of internal product and leasehold improvements and $2.4 million in cash paid for the acquisition of Darwin, net of cash acquired.
Net cash used in investing activities was $6.9 million for the nine months ended September 30, 2013, consisting of $6.5 million for the purchase of property and equipment primarily related to capitalized software associated with the development of internal financial systems and enhancements of internal product and leasehold improvements and $0.4 million for cash paid for acquisitions, which included a working capital payment related to the VSI acquisition and deferred cash consideration payments related to the PRI and VSI acquisitions from 2012.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2014 was $6.0 million which consisted of $4.7 million in share repurchases, $1.8 million of deferred consideration paid related to the VSI and PRI acquisitions partially offset by $0.6 million of proceeds from the issuance of common stock under option plans. During the period the Company borrowed and repaid $4.5 million under its revolving line of credit.
Net cash used in financing activities for the nine months ended September 30, 2013 was $4.7 million which consisted of $4.7 million in share repurchases under the Company’s Board of Directors authorized share repurchasing program and $0.6 million of deferred payments related to the VSI and PRI acquisitions, partially offset by $0.7 million of proceeds from the issuance of common stock under option plans. During the nine months ended September 30, 2013, the Company borrowed and repaid $9.6 million on its revolving line of credit.
On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18.0 million over three years. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6.0 million per year, subject to certain market rate conditions. Since inception, the Company has repurchased approximately 2.5 million shares at a cost of $9.9 million.
On November 9, 2014, the Company entered into a definitive agreement to acquire CLS Holding AG, a global language service provider headquartered in Switzerland. The transaction will be effected through the purchase of (a) 100% of the outstanding shares of Tuscany Holding AG, a holding company that holds 68.9% of the outstanding shares of CLS Holding and (b) 31.1% of the shares of CLS Corporate Language Services Holding AG held by certain management sellers. Consideration will be a cash payment and is expected to be approximately Fr.74 million Swiss Francs, or approximately $77 million US

Dollars (at November 7, 2014 exchange rate), subject to estimated cash and debt adjustments at closing and certain post-closing adjustments. On November 8, 2014, in order to fund the CLS Holding AG acquisition the Company signed a commitment letter to amend and restate the Credit Agreement with HSBC Bank, as Administrative Agent and a lender, and a syndicate of other lenders. The terms of the commitment letter include (a) a $100 million senior secured revolving credit facility, which includes a $10 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing-line loans and (b) a senior secured term loan facility in an aggregate amount of $35 million. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $65 million, dependent upon certain conditions. The interest rates are in the range of Prime Rate plus 0.25%—1.00% or LIBOR plus 1.25%—2.00% (at the Company’s discretion), depending on certain conditions. Both facilities expire after five years from the date of entering into the proposed amendment, after which time the Company may need to secure new financing. Should the CLS Holding AG acquisition not be completed, Lionbridge anticipates that its present cash and cash equivalents position and available financing under its current Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the at least the next twelve months.
Contractual Obligations
On March 26, 2014 the Company amended the existing lease for our corporate headquarters in Waltham, MA (the “7th Waltham Amendment”). The amendment extends the term of the lease to 2025. Future minimum lease payments related to the 7th Waltham Amendment are approximately $19.5 million.
As of September 30, 2014, there were no other material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The total amount of net unrecognized tax benefits for uncertain tax positions, excluding related interest and penalties, has increased by $0.1 million during the nine months ended September 30, 2014 at $3.7 million.
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
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. This ASU is not expected to have an impact on the Company's financial statements or disclosures.
Other new pronouncements issued but not effective until after September 30, 2014 are not expected to have a material impact on our financial position, results of operations or liquidity.

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
Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of September 30, 2014, $27.0 million was outstanding under the Company’s credit facility. A hypothetical 10% increase or decrease in interest rates would have less than a $0.1 million impact on the Company’s interest expense based on the $27.0 million outstanding at September 30, 2014 with an interest rate of 1.41%. Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.
Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, approximately 31% of its revenue for the quarter ended September 30, 2014 was denominated in foreign currencies, primarily the Euro and, to a lesser extent, the British Pound Sterling, as compared to approximately 32% for the quarter ended September 30, 2013. Approximately 32% of its revenue for the nine months ended September 30, 2014 was denominated in foreign currencies, primarily the Euro and, to a lesser extent, the British Pound Sterling as compared to approximately 31% for the nine months ended September 30, 2013. Approximately 59% and 61% of its costs and expenses for the nine months ended September 30, 2014 and 2013, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 13% and 15% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of September 30, 2014 and December 31, 2013, respectively, while 17% and 16% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of September 30, 2014 and December 31, 2013, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $51.9 million and $34.8 million as of September 30, 2014 and December 31, 2013, respectively. The principal foreign currency applicable to the Company’s business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at September 30, 2014.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2014, the Company withheld 598,016 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the nine months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2014 - January 31, 2014	282,011	$5.64
February 1, 2014 - February 28, 2014	272,447	6.32
May 1, 2014 - May 31, 2014	15,446	5.70
June 1, 2014 - June 30, 2014	1,656	6.04
July 1, 2014 - July 31, 2014	12,660	5.73
August 1, 2014 - August 30, 2014	6,024	5.28
September 1, 2014 - September 30, 2014	7,772	4.32
Total	598,016	$5.91
In addition, upon the termination of employees during the nine months ended September 30, 2014, 57,000 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the nine months ended September 30, 2014:

Period	Total Number of Shares Forfeited
January 1, 2014 - January 31, 2014	3,750
February 1, 2014 - February 28, 2014	5,125
March 1, 2014 - March 31, 2014	3,125
May 1, 2014 - May 31, 2014	11,750
June 1, 2014 - June 30, 2014	20,000
September 1, 2014 - September 30, 2014	13,250
Total	57,000

Item 6. Exhibits

(a) Exhibits.

Exhibit Number	Description

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

101
The following financial information from Lionbridge Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, as filed with the SEC on November 10, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

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
Dated: November 10, 2014