Form 10-Q/A
period 2014-09-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2014-11-12
CIK 1058299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Lionbridge Technologies Inc. is filing this amendment (the "Form 10-Q/A") to its Quarterly Report on Form 10-Q for the period ended September 30, 2014, originally filed with the Securities and Exchange Commission on November 10, 2014 (the "Form 10-Q") for the sole purpose of filing an amended Exhibit 32.1, Certifications, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. As a result of a technical error, the period ending was inadvertently labeled "June 30, 2014".

Other than as described above, this Form 10-Q/A does not amend, update or restate any information included in the Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related or other disclosures, including forward-looking statements, made in the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q and with our other filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

Item 6. Exhibits

(a) Exhibits.

Exhibit Number	Description

32.1 *
Certifications of Rory J. Cowan, the Company’s principal executive officer, and Donald M. Muir, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith

LIONBRIDGE TECHNOLOGIES, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ DONALD M. MUIR
Donald M. Muir
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Dated: November 12, 2014