Form 10-K
period 2014-12-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2015-03-06
CIK 1058299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014

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
Large accelerated filer  ☐            Accelerated filer  ☒
Non-accelerated filer  ☐    (Do not check if small reporting company)  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2014, was approximately $341.2 million (based on the closing price of the registrant’s Common Stock on June 30, 2014, of $5.94 per share).
The number of shares outstanding of the registrant’s $0.01 par value Common Stock as of March 2, 2015 was 64,313,471.
DOCUMENTS INCORPORATED BY REFERENCE
Lionbridge intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2014. Portions of such proxy statement are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2014

PART I
Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties. Lionbridge makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 1A “Risk Factors.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Unless the context otherwise requires, all references to “Lionbridge” or the “Company” in this Annual Report on Form 10-K refer to Lionbridge Technologies, Inc., a Delaware corporation, and its subsidiaries.

Item 1.	Business
About Lionbridge
Lionbridge is a leading provider of globalization solutions. We provide translation, online marketing, global content management and application testing solutions that ensure local relevancy, global brand consistency and technical usability. Using the Company's global program management expertise, innovative cloud technology platforms and the Company's global crowd of more than 100,000 independent, qualified professionals, we enable hundreds of world-leading brands to increase international market share, speed time to global markets and effectively engage their customers in local markets worldwide.
Lionbridge has three operating segments:
Through its Global Language and Content (“GLC”) solutions, Lionbridge translates, localizes and adapts clients’ content and products to meet the language, cultural, technical and industry-specific requirements of users in local markets throughout the world. As part of its GLC solutions, Lionbridge also provides global marketing services, creates and translates technical documentation for clients who market to and support customers in global markets and provides engineering and drafting services. Lionbridge GLC solutions utilize the Company’s cloud-based technology platforms and applications, its crowd based translation resources and its global service delivery model, which make the translation, localization and content management processes more efficient for Lionbridge and its clients.
Through its Global Enterprise Solutions (“GES”) solutions, Lionbridge tests applications and online search results to help clients deliver high-quality, relevant applications and content in global markets. The Company’s GES solutions ensure the quality, usability, relevance and performance of clients’ web applications, content, software, search engines, and technology products content globally. As part of its GES offering, Lionbridge also provides specialized professional crowdsourcing services including search relevance testing, in-country testing for mobile devices, and data management solutions.
Lionbridge provides interpretation services for government, business and healthcare organizations that require experienced linguists to facilitate communication. Lionbridge provides interpretation communication services in more than 360 languages and dialects, including onsite interpretation and over-the-phone interpretation services.
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

Lionbridge provides the following benefits to clients:
Global Scale.    With approximately 5,500 full-time equivalent employees worldwide, Lionbridge operates solution centers in 26 countries. Lionbridge utilizes its proven program management capabilities, its cloud-based technology platforms and its global crowd of qualified professionals to provide its clients with the optimal combination of technical, linguistic, cultural and industry-specific expertise. Lionbridge’s global infrastructure enables us to deliver high-value, cost-effective services and to meet its clients’ technical, linguistic, vertical market and geographic requirements.
In-Country Knowledge and Expertise.    Lionbridge service offerings are based on the Company’s ability to combine its own network of program and project managers, technical experts and delivery personnel around the world with an external network of pre-qualified, in-country independent professionals. Our network of professionals include more than 100,000 independent translators, interpreters, subject-matter experts, testers and data management specialists in more than 100 countries. This comprehensive crowd of professionals allows us to provide our clients with the in-country, local market knowledge and global expertise in technology, language and marketing. As a result, our clients can efficiently deliver online content, marketing communications, products and websites that are linguistically, technically and culturally relevant for their target buyers in local markets worldwide.
Cloud-based Technologies.    Lionbridge solutions include technologies designed to make translation, online marketing, testing and task management processes more efficient, productive and consistent. Lionbridge’s translation solutions are provided using Translation WorkspaceTM, a cloud-based, multi-tenant translation memory application that simplifies translation processes and allows for automated, in context, use of previously translated words, phrases and glossaries. Translation Workspace is also offered commercially to independent translators and to enterprises. Lionbridge also offers GeoFluentTM, a customizable, automated translation technology that translates online chat, enterprise community user forums and other user generated content in real-time. Lionbridge’s enterprise crowdsourcing practice uses a cloud-based task management platform that manages the workflows of private crowd professionals. In addition to its own technologies, Lionbridge services integrate third-party marketing applications such as search engine optimization (“SEO”) management, video translation, web content management, web analytics and proxy-based translation. Lionbridge believes its clients can use its comprehensive suite of technology-enabled solutions to improve their translation processes, increase the effectiveness of global online marketing programs, increase productivity and reduce costs.
Integrated Full-Service Offering.    Lionbridge serves as its clients’ outsource provider for developing, testing, translating, and managing multilingual content and technology across global end markets. Clients can utilize our comprehensive solutions to develop, optimize, release and maintain their global content and technology applications for their customers, prospects, partners and employees throughout the world across all online channels. By outsourcing to a large-scale provider such as Lionbridge, organizations are able to focus on their core competencies and speed the process of communicating relevant information to customers, prospects and employees worldwide.
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

Lionbridge Segments
Lionbridge provides a full suite of globalization solutions. Our three operating segments are:
Global Language and Content (“GLC”) Services
Content Translation.    Lionbridge adapts online content, interactive media, marketing and support information to meet cultural, linguistic and business requirements of international markets. Lionbridge content translation services help organizations effectively communicate with their customers, prospects, partners and employees on a worldwide basis. By utilizing technology and integrating with its clients’ content management processes and systems, Lionbridge is able to manage the translation process in an automation-assisted manner for large volumes of content. Lionbridge combines technical writing and translation expertise, design and production capabilities, program management, automation technology, industry-specific knowledge and process optimization techniques to provide high-quality, client-specific solutions for multilingual content.
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
For example, for one global organization, Lionbridge plays an instrumental role in enabling the client to market and promote its suite of applications in over 200 markets worldwide. As part of this program, Lionbridge has provided a complete digital marketing solution for the client which included managing more than 100 global marketing campaigns, launching billions of marketing emails, optimizing over 2,000 web videos for local markets, creating and delivering more than 100 multilingual blog posts and providing ongoing marketing performance analytics. Lionbridge believes this integrated global marketing solution help clients increase reach, cross selling and customer engagement in target markets worldwide.
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
Language Technology.    Lionbridge offers language technology solutions to enterprises, freelance translators and translation agencies on a cloud-base. Lionbridge offers two cloud-based language technologies, Translation Workspace®, a productivity technology for translators and agencies, and GeoFluent®, a customized machine translation technology that translates content and communications into multiple languages on a real-time basis.
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
GLC Services Delivery
To deliver its GLC services Lionbridge directly employs program and project managers, linguistic engineers, publishers, editors and quality assurance specialists. Lionbridge also maintains long-term, strategic relationships with an extensive network of third-party, independent, local-country translators and other language professionals, including independent agencies and freelance professionals. This approach allows Lionbridge to provide client delivery teams that have the appropriate combination of linguistic, technology and industry domain expertise and local country presence to meet each client’s specific needs. This flexible and scalable model also enables Lionbridge to cost effectively manage complex client engagements with rapidly changing digital content.
To make the translation and localization process efficient, Lionbridge GLC services use cloud-based technologies for translation automation, management, productivity and workflow. Translation Workspace, Lionbridge’s cloud-based translation memory application, allows translators to collaborate, share knowledge, and deliver consistent results. Lionbridge GLC services also incorporate online platforms for procurement, management and optimization of translation projects including Lionbridge onDemand, a dedicated online model for clients to select and access translation solutions for specific content, Freeway®, a client portal that allows clients to initiate and track translation projects, and TMS, a translation management system for workflow. Lionbridge believes that its cloud-based language technologies increase efficiency and enable clients to better manage their language assets on a real-time basis. Using technology, Lionbridge increases the quality of multilingual content and enables the translation process to be more efficient as client programs grow in volume, scope and duration. This technology-based approach allows Lionbridge to increase its opportunities for recurring clients and increase program efficiency over time.
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
Global Enterprise Solutions (“GES”)
Enterprise Testing Solutions.    Lionbridge provides a variety of enterprise testing services, some of which are offered to clients under the VeriTest® brand. Lionbridge’s testing services include enterprise-scale managed test teams, functional testing, multimedia testing, globalization testing, and application testing and application certification. The Company’s enterprise testing services are aimed at helping organizations improve application usability, quality and customer satisfaction, while reducing the time and cost associated with quality assurance (“QA”), testing, and support.
For example, Lionbridge provides a complete testing solution for many of the information management and printing technologies of a Fortune 100 provider of business and consumer technology products. Lionbridge tests these applications for functionality, interoperability, usability, environmental impact, duration, and full system performance-to ensure that the products meet the high quality standards required by the end customer while still meeting the providers’ costs and time to market goals. Lionbridge has implemented innovative process improvements to meet client budget, time-to-market, and quality objectives. Lionbridge believes that through its testing services, the client is able to bring higher quality products to market faster and at reduced cost.
In-Country Testing Solutions.     Lionbridge provides a range of in-country testing solutions that build on Lionbridge’s skills for managing private pre-qualified private crowds of more than 100,000 professionals across more than 100 countries. Through its in-country testing solutions, the Company helps organizations ensure local relevance, usability, performance and quality of applications, online content, search results and devices. As part of its in-country testing solutions, Lionbridge administers a comprehensive managed service for the client including finding, recruiting, qualifying, and paying independent professionals in local markets worldwide, and managing projects and tasks via a secure enterprise task management platform. Lionbridge’s suite of in-country solutions include application testing, search relevance testing, content validation, mobile device testing, and data entry services. As a result of its flexible, professional crowd-based delivery model, Lionbridge believes its in-country solutions help enterprises increase the relevance and quality of their applications, content and products worldwide, while increasing productivity and reducing costs.
For example, for one global leader in web search and advertising, Lionbridge provides in-country testing services that provide insight into the intent of online users in local markets worldwide through a global community of thousands of pre-qualified, bi-lingual professionals across more than 100 countries and languages. As a result, Lionbridge believes it is helping this client deliver more relevant search results for queries generated in each of the client’s target global markets. Another client relied on Lionbridge in-country services to test the performance of their mobile applications in local markets throughout Asia, Eastern Europe and Western Europe. This enabled the client to gain essential knowledge about the performance and usability of its applications and content in target geographies. Lionbridge believes its in-country testing solutions enable clients to improve their online marketing efforts in local markets, increase customer satisfaction and lower costs.

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
See Note 13 of Notes to Consolidated Financial Statements included as part of Item 15 of this Form 10-K for financial information relating to Lionbridge’s operating segments and geographic areas of operation. Segment revenue in dollars and as a percentage of total revenue is included in the “Results of Operations” section of Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations".
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
Clients
Lionbridge clients are predominantly Global 2000 companies in the technology, mobile and telecommunications, internet and media, life sciences, government, manufacturing, automotive, retail and aerospace sectors. Lionbridge provided services in excess of $50,000 to approximately 400 clients worldwide for the year ended December 31, 2014. The following companies are representative Lionbridge clients, each of whom purchased more than $2.0 million in services from Lionbridge in the year ended December 31, 2014:

Adobe	Ford	Pfizer
Blackberry	Golden Living	Philips
Canon	Google	Porsche
Caterpillar	HP	PTC
Cisco	Hyatt	Rolls Royce
Cummins	Lenovo	Samsung
Dell	LRN	Studec
DHS	Microsoft	US Department of Justice
eBay	Motorola	VMware
EMC	Pearson	Volvo
The following is a breakdown of clients who accounted for greater than 10% of total revenue as of December 31:

	% of Total Revenue
	2014	2013	2012
Microsoft	21%	24%	19%
Google	12%	12%	13%
No other client accounted for greater than 10% of total revenue in 2014, 2013 or 2012. Lionbridge’s ten largest clients accounted for 57%, 58% and 56% of total revenue in 2014, 2013 and 2012, respectively.

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

—	Digital marketing firms such as Digitas, Wunderman, Tag, Hogarth and Accenture; and

—	Information Technology consulting and testing services organizations such as Appen, CSC (formerly Applabs), Globallogic, EPAM, Cognizant and Symphony Services.
Lionbridge may also face competition from a number of other companies in the future, including some companies that currently seek translation, online marketing, content authoring or testing services from Lionbridge. Other potential entrants into Lionbridge’s market include India-based and China-based development organizations that are providing a range of software development, engineering, technical writing, testing and maintenance services for global technology companies. As content management software is deployed internationally, these firms may be required to assist their customers with maintaining multilingual content worldwide. While today these companies are often working with Lionbridge to assist in meeting their customers’ needs, it is possible that over time they will expand into offering competitive services.
From time to time, new companies may enter Lionbridge’s global language and content industry. Although Lionbridge builds unique applications and utilizes machine translation software licensed from third parties, Lionbridge’s technology does not preclude or inhibit others from entering its market.
Lionbridge believes the principal competitive factors in providing its services include its global infrastructure which supports cost-effective, high-quality client delivery worldwide; its ability to provide clients a comprehensive set of services that address multiple phases of a client’s content and technology application lifecycle; its project management expertise; its proprietary, web-based language technology platform; its ability to find, qualify and manage independent experts in local markets worldwide, quality and speed of service delivery; vertical industry expertise; expertise and presence in certain geographic areas and corporate reputation. Lionbridge believes it has competed favorably with respect to these factors and has a strong reputation in its industry.
Government Contracts
Many of Lionbridge’s customers within its Interpretation segment are U.S. Federal, State or local government entities as well as international government entities. A material portion of Lionbridge’s revenues from its Interpretation segment is derived from government entities, and in particular, from two contracts with the U.S. Government, both of which were renewed for multi-year terms in 2009. From time to time, our other operating segments may also perform services for government entities. Lionbridge has typically been successful in maintaining existing relationships with government entities and in renewing its contracts for successive multi-year terms; however, there is no guarantee that it may continue to do so in the future. In addition, government entities often reserve the right to change the scope of engagements with limited notice, for lack of approved funding or at their convenience.
Intellectual Property Rights
Lionbridge’s success is dependent, in part, upon its proprietary methodologies and practices, including its Translation Workspace language and Virtual Solutions crowdsourcing platforms, applications of its machine translation technologies, its Freeway portal technology, its proprietary linguistic testing practices and methodologies, its language assets and other intellectual property rights. Lionbridge has patents or patent applications pending relating to its language automation translation memory engine, its machine translation applications and its Translation Workspace and GeoFluent technologies and believes that the duration of these patents is adequate relative to the expected lives of their applications. Patents that have already been issued have remaining terms that range from 2-17 years. Lionbridge relies on a combination of trade secret, license, nondisclosure and other contractual agreements, and copyright and trademark laws to protect its intellectual property rights. Existing trade secret and copyright laws afford Lionbridge only limited protection. Lionbridge enters into confidentiality agreements with its employees, contractors and clients, and limits access to and distribution of Lionbridge’s and Lionbridge’s clients’ proprietary information. Lionbridge cannot assure that these arrangements will be adequate to deter misappropriation of its proprietary information or that it will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.
Employees
As of December 31, 2014, Lionbridge had approximately 5,500 full-time equivalent employees. Of these, approximately 4,700 were service delivery professionals and 800 were management and administrative personnel performing sales, operations, marketing, process and technology, research and development, finance, accounting, and other administrative functions.
Lionbridge has employees in the United States, Norway, Poland and Finland who are represented by labor or trade unions, and there are works councils in the Netherlands, France, Germany, Denmark, Finland, and Spain. Lionbridge has never experienced a work stoppage and believes that its employee relations are good.
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
For the years ended December 31, 2014, 2013 and 2012, Lionbridge’s largest client accounted for 21%, 24% and 19% of its total revenue, respectively, and its ten largest clients accounted for 57%, 58% and 56% of its total revenue, respectively. As a result, the loss of any major client or division of a major client from which we generate significant revenues or a significant reduction in a large project’s scope could materially reduce Lionbridge’s revenue and cash flow, and adversely affect its ability to maintain profitability. For the year ended December 31, 2014 the Company saw a spend reduction of $16.6 million from its largest client.
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
Acquisitions may have an adverse effect on our business.
Lionbridge has made strategic acquisitions in 2014 and 2013, and on January 7, 2015 acquired CLS Communication, a privately-held provider of translation solutions to clients in the financial services, industrial, public sector and life sciences markets. We expect to continue making acquisitions as part of our long-term business strategy. Lionbridge may not realize the anticipated benefits of any acquisition, or Lionbridge may not realize the anticipated benefits as quickly as originally anticipated, which could adversely affect Lionbridge’s business, financial condition or results or operations. In particular, the process of integrating acquired companies into the Company’s existing business may result in unforeseen risks. These risks include:

—	difficulty in integrating the operations and personnel of the acquired company;

—	difficulty in maintaining controls, procedures and policies during the transition and integration;

—	difficulty in integrating the acquired company’s accounting, financial reporting systems, human resources and other administrative systems;

—	failure of acquired technologies and services to perform as expected;

—	loss of a customer or changes in relationships with customers of the acquired company;

—	loss of key employees of an acquired company;

—	entering markets in which Lionbridge has no, or limited, prior experience;

—	misjudgment with respect to value;

—	an inability to consummate any such transaction;

—	increased costs of compliance associated with doing business in additional jurisdictions;

—	costs associated with infrastructure upgrades and investments related to the integration of the acquired company;

—	delays or difficulty to achieve the financial and strategic goals for the acquired and combined businesses on the original timetable;

—	disruption to Lionbridge business and diversion of management’s attention and financial resources; and

—	unforeseen and significant problems or liabilities associated with quality, technology, tax and legal matters related to an acquisition.
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
Cloud-based offerings may contain undetected errors when first introduced or when new versions or enhancements are released. Since Lionbridge’s customers use our web-based services for important aspects of their business, any errors, defects, disruptions in service or other performance problems with the Company’s service could hurt its reputation and may damage Lionbridge’s customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to Lionbridge, the Company could lose future subscribers or customers may make warranty claims against Lionbridge, which could result in an increase in the Company’s provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.
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
Lionbridge offers its web-based language technologies on a subscription basis. The Company’s current cloud-based products include Translation WorkspaceTM and GeoFluentTM. These cloud-based offerings are available to translators and enterprises on a subscription basis, independent of otherwise engaging Lionbridge as the translation services provider. Lionbridge is providing Translation Workspace on a subscription basis to individual translators and agencies for their use with their customers, as well as to enterprises. Lionbridge has also offered GeoFluent to corporations and enterprises engaged in real-time, web-based communications.
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
In addition, the market for cloud-based translation solutions is emerging and it is uncertain whether cloud-based services will achieve and sustain high levels of demand and market acceptance. Lionbridge’s successful expansion into new cloud-based product offerings will depend to a substantial extent on the willingness of translators and enterprises, large and small, to subscribe to cloud-based tools and services for translation requirements. Some potential users may be reluctant or unwilling to use cloud-based services because they have concerns regarding the risk associated with security capabilities, among other things, of the technology delivery model associated with these services. If they do not perceive the benefits of subscribing to cloud-based tools and services, then the market for these services may not develop at all, or it may develop more slowly than the Company expects, either of which may adversely affect Lionbridge’s financial results.
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
Lionbridge conducts a large portion of its business in international markets. For the years ended December 31, 2014 and 2013, respectively, 31% and 32% of Lionbridge’s revenue was denominated in foreign currencies. In addition, 59% and 61% of its costs and expenses for the years ended December 31, 2014 and 2013, respectively, were denominated in foreign currencies. Therefore, the Company is exposed to the risk of an increase in the value of the foreign currencies relative to the U.S. Dollar, which would increase the value of those expenses when measured in U.S. Dollars. Lionbridge’s foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of certain assets and liabilities create fluctuations that may result in translation gains or losses. Management selectively engages in foreign exchange hedging transactions (typically, forward contracts) designed to minimize its exposure to foreign exchange rate fluctuations. Management regularly reviews the hedging program and will make adjustments as necessary, including suspending or accelerating hedging activities based on its judgment of the efficacy of such programs under anticipated market and economic conditions. However, there can be no assurance that our foreign currency management strategy will adequately protect our financial condition or results of operation from the effects of future exchange rate fluctuations.
Lionbridge may not realize the anticipated benefits of current or future cost reduction initiatives.
Lionbridge has initiated cost reduction actions to improve its operating cost structure, reduce overhead and better position itself competitively. It expects to implement additional cost reduction and restructuring actions in order to realize synergies with its acquisitions, particularly its acquisition of CLS Communications on January 7, 2015. These cost reduction initiatives include measures designed to better align operating expenses with expected revenue levels, resource reallocations, headcount reductions and technology deployments. The timing and implementation of cost reduction initiatives is dependent upon a number of factors, including customer needs and transition requirements, local statutory and regulatory requirements, and economic conditions. Future cost reduction initiatives could result in current period charges and expenses that could impact Lionbridge’s operating results. The anticipated benefits of these cost reduction actions may be negatively impacted by foreign currency exchange rate fluctuations. Lionbridge cannot guarantee that these measures, or other expense reduction measures we take in the future, will result in the expected cost savings.
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
Lionbridge engages resources in multiple countries worldwide and from time-to-time places them in workplaces of its customers. It is also involved in human capital management solutions that involve the recruitment and payment of individuals on a global basis. Lionbridge also may engage in redundancy or other reduction in force actions in light of any decline in demand for its services due to global economic conditions. From time to time, Lionbridge employees may elect to form labor unions which may impose additional burdens on our business. Risks related to these activities include:

—	claims arising out of the actions or inactions of our personnel;

—	claims of discrimination or harassment;

—	classification of employees as independent contractors and payment of workers’ compensation claims and other similar claims, including matters for which we may have indemnified a customer;

—	violations of wage and hour requirements;

—	retroactive entitlement to employment benefits;

—	costs of engaging in collective bargaining;

—	errors and omissions by our personnel; and

—	claims by our customers relating to our personnel misusing customer proprietary information, or other similar claims.
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
Our international operations subject us to increased risk.
We have offices throughout the world. Our international operations account for a significant percentage of our total revenues, and our utilization of low cost delivery centers located outside of the United States is a key component of our ability to deliver our services successfully. Our international operations and revenue associated with those operations are subject to inherent risks, including:

—	economic recessions in foreign countries;

—	fluctuations in currency exchange rates or impositions of restrictive currency controls;

—	political instability, war or military conflict;

—	changes in regulatory requirements;

—	complexities and costs in effectively managing multi-national operations and associated internal controls and procedures;

—	tightened credit markets in particular geographies;

—	limitations on our ability to repatriate cash from our foreign subsidiaries;

—	reduced protection for intellectual property in some countries;

—	changes and complexities in tax and data privacy laws and regulations; and

—	complexities and costs associated with adapting our business model to ensure compliance with current and evolving regulations, client demands, and employee considerations.
The delivery of our services from many locations world-wide cause us to rely on data, phone, data, power and other networks which are not as reliable in certain of these locations as those in other countries where we operate. Any failures of these systems, or any failure of our systems generally, could affect our operations and revenues.
Our business, financial condition and results of operations may be materially impacted by military actions, global terrorism, natural disasters and political unrest.
Military actions in Iraq, Afghanistan and elsewhere, global terrorism, natural disasters and political unrest in the Middle East and other countries are among the factors that may adversely impact regional and global economic conditions and our clients’ ability, capacity and need to invest in our services. In addition to the potential impact of any of these events on the business of our clients, these events could pose a threat to our global operations and people. Additionally, hurricanes or other unanticipated catastrophes, both in the U.S. and globally, could disrupt our operations and negatively impact our business as well as disrupt our clients’ businesses, which may result in a further adverse impact on our business. As a result, significant disruptions caused by such events could materially and adversely affect our business, financial condition and results of operations.
Taxing authorities could challenge our historical and future tax positions related to the allocation of income among our subsidiaries.
We enter into intercompany transactions with affiliated companies located in various tax jurisdictions around the world. Transfer prices for these transactions could be challenged by the various tax authorities resulting in additional tax liabilities, interest, and/or penalties, and the possibility of double taxation. If any of these tax authorities are successful in challenging our tax positions, our income tax expense may be adversely affected.
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
Lionbridge conducts business and has operations and clients throughout the world. As a result, Lionbridge’s business is subject to political unrest and economic fluctuations in various countries and to more cost-intensive social insurance and employment laws and regulations, particularly in Europe. In addition, as Lionbridge continues to employ and retain personnel throughout the world and to comply with various employment laws, it may face difficulties in integrating such personnel on a cost-efficient basis. In the U.S. and certain other countries, new employment and labor laws and regulations have been proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. There can be no assurance that the corporate policies Lionbridge has in place to help reduce its exposure to these risks will be effective or that the Company will not experience losses as a result of these risks. Lionbridge may face difficulties and expense in reducing its workforce in certain high cost countries and regions, including Europe. If Lionbridge seeks to expand its operations, it may become more difficult to manage its international business. In addition, Lionbridge’s ability to engage individual interpreters, translators, internet raters and other cloud workers as contractors rather than employees may be impacted by changes in employment laws, regulations and interpretations in certain jurisdictions, which may expose Lionbridge to additional costs and expenses. In addition, compliance with complex foreign and U.S. laws and regulations that apply to Lionbridge’s international operations increases the Company’s cost of doing business in international jurisdictions and could expose the Company to fines or penalties. These numerous and sometimes conflicting laws and regulations include import and export requirements, trade restrictions, tax laws, sanctions, data privacy requirements, labor laws, U.S. laws and regulations such as the Foreign Corrupt Practices Act and the regulations of the Office of Foreign Asset Controls (“OFAC”), and local laws. Violations of these law and regulations could result in fines, criminal sanctions, prohibitions on the conduct of Lionbridge’s business and damage to the Company’s reputation. Although Lionbridge has implemented policies and procedures designed to ensure compliance with these laws, the Company cannot guarantee compliance. Any such violations could materially damage the Company’s reputation, its ability to attract and retain employees, our business and our operating results. Lionbridge’s and its clients’ abilities to conduct business may also be affected by wars, political unrest, terrorism, natural disasters or the impact of diseases such as Ebola. Furthermore, as a result of operating in international markets, Lionbridge is subject to longer payment cycles from many of its customers and may experience greater difficulties in timely accounts receivable collections. If Lionbridge fails to manage these operations successfully, its ability to service its clients and grow its business will be seriously impeded.
Goodwill, intangible assets and other long-lived assets represent a portion of Lionbridge’s assets; any impairment of Lionbridge’s goodwill, intangible assets or other long-lived assets will adversely impact its net income.
At December 31, 2014, Lionbridge had goodwill, intangible assets, and other long-lived assets of approximately $63.5 million, net of accumulated amortization and depreciation, which represented approximately 31.0% of its total assets. Lionbridge’s goodwill is subject to an impairment test on an annual basis. Goodwill, intangible assets, and other long-lived assets are also tested whenever events and circumstances indicate that they may be impaired. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services, increased competition, an increase in operating or other costs, additional volatility in international currencies, the pace of technological improvements, or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. Any excess goodwill resulting from the impairment test must be written off in the period of determination. In 2012, the Company recorded an impairment charge of $4.0 million related to certain software license and capitalized development costs related to the automated machine translation technology licensed from IBM Corporation and $0.2 million related to the decision to offer for sale certain real property of the Company located in Wuppertal, Germany. Although the Company does not believe that an impairment of Lionbridge’s remaining goodwill, intangible assets or other long-lived assets exists at this time, in the event that such a condition or event occurs, we may record additional charges which could have a material adverse effect on our results of operations.
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
We frequently receive or have access to confidential information from our clients, including confidential client data that we use to develop or support solutions. If any person, including one of our employees, misappropriates client confidential information, or if client confidential information is inappropriately disclosed due to a breach of our computer systems, including an attack by computer programmers or hackers who may develop or deploy viruses, worms, or other malicious software programs, system failures or otherwise, we may have substantial liabilities to our clients or their customers. Further, any such compromise to our computer systems could disrupt our operations, as well as our clients’ operations. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to Lionbridge’s data or its customers’ data, which could result in significant legal and financial exposure and a loss of confidence in the security of the Company’s service that would harm its future business prospects. Because the techniques used to obtain unauthorized access, or to sabotage systems, change Lionbridge may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of Lionbridge’s security occurs, the market perception of the effectiveness of the Company’s security measures could be harmed and Lionbridge could lose sales and customers.

We may be liable for breaches of confidentiality or data security, defects in the applications or systems we deliver or other material contract breaches that we may commit during the performance of our services (collectively, “Contract Breaches”). In certain circumstances, we agree to unlimited liability for Contract Breaches. Additionally, we cannot be assured that any insurance coverage will be applicable and enforceable in all cases, or sufficient to cover substantial liabilities that we may incur. Further, we cannot be assured that contractual limitations on liability will be applicable and enforceable in all cases. Accordingly, even if our insurance coverage or contractual limitations on liability are found to be applicable and enforceable, our liability to our clients for Contract Breaches could be material in amount and could materially and adversely affect our business, financial condition and results of operations. Moreover, such claims may harm our reputation and cause us to lose clients.
Our international operations subject us to potential liability under anti-corruption, trade protection, and other laws and regulations.
The Foreign Corrupt Practices Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. While we devote substantial resources to our global compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. Operations outside the U.S. may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment. We may be subject to legal liability and reputational damage if we sell goods or services in violation of U.S. trade sanctions on countries such as Iran, North Korea, Cuba, Sudan, and Syria.
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
For the years ended December 31, 2014, 2013, and 2012, Lionbridge achieved an operating profit of $11.0 million, $15.4 million, $10.2 million, respectively. Lionbridge has an accumulated deficit of $203.9 million as of December 31, 2014. Lionbridge intends to continue to invest in internal expansion, infrastructure, select acquisitions and its sales and marketing efforts. Lionbridge cannot assure you that it will continue to achieve operating profits in the future or will generate net income in the future.
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
The Indian taxing authorities issued assessment orders for the fiscal years ended March 31, 2007, March 31, 2009, and March 31, 2010 of our Indian subsidiary, Lionbridge Technologies Private Ltd. (“Lionbridge India”). At issue in these assessments were several matters, the most significant of which was the redetermination of the arm’s-length profit related to intercompany transactions (“Transfer Pricing”). We are currently contesting all years under exam, and note that they are all at various stages of the appeals process. If we do not prevail in our appeals, we may incur an additional tax liability along with related interest and penalties.
Lionbridge’s future effective tax rate could be affected by the following factors: changes in tax laws, new interpretations of existing tax laws, changes in the amount and mix of income before taxes in the various jurisdictions in which Lionbridge operates, or by changes in the Company’s assessment of its need for a valuation allowance on its deferred tax assets.
In general, Lionbridge’s cash and net assets held outside of the United States are not legally restricted from being transferred to the United States in order to assist Lionbridge Technologies, Inc. (i.e. US Parent Company) with debt repayment, domestic capital expenditures, and other working capital requirements. In the event that a transfer did occur, such funds would be subject to applicable local withholding taxes and U.S. taxes in certain circumstances which would adversely impact our financial condition and results of operations. Determination of the potential deferred income tax liability on unrepatriated cash and cash equivalents is not practicable due to uncertainty regarding the remittance structure and the overall complexity of the calculation.
The majority of Lionbridge’s deferred tax assets currently have a valuation allowance recorded against them, based on management’s review of both the positive and negative evidence and their determination that it is more-likely-than-not that all or a portion of the deferred tax asset will not be realized. The determination included the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax-planning strategies. The most sizable deferred tax asset is recorded in the United States with a valuation allowance recorded against it. Changes in the Company’s assessment of its need for a valuation allowance could have a substantial effect on its effective tax rate.

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
Lionbridge maintains solution centers in North America, South America, Europe and Asia. Lionbridge’s headquarters and principal administrative, finance, legal, sales and marketing, investor relations and information technology operations are located in Waltham, Massachusetts. Its principal operational facilities are located as follows (with principal operating segments that utilize each facility identified in parentheses):

—
North and Central America—Bellevue, Washington (GLC); Boise, Idaho (GES); Madison Heights, Michigan (GES); Silver Spring, Maryland (Interpretation); Vancouver, Washington (GES); Louisville, Colorado (GES); Columbus, Indiana (GLC); Indianapolis, Indiana (GLC); St. Louis, Missouri (GLC); Sterling, Virginia (GES); San Jose, Costa Rica (GLC); Punta Pacífica, Panama (GLC); Toronto, Canada (GLC); and Montreal, Canada (GLC)

—	South America—Brazil (GLC)

—
Europe—Belgium (GLC), Denmark (GLC), England (GLC), Finland (GLC), France (GLC), Germany (GLC), Ireland GLC, GES and Interpretation), Italy (GLC), The Netherlands (GLC), Norway (GLC), Poland (GLC and GES), Slovakia (GLC), Spain (GLC), Sweden (GLC)

—	Asia—China (GLC and GES), India (GLC and GES), Japan (GLC), South Korea (GLC), Singapore (GLC and GES), Taiwan (GLC and GES), Thailand (GLC)

Item 3.	Legal Proceedings
None.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of March 2, 2015, there were 577 holders of record of Lionbridge’s common stock. Lionbridge’s common stock is listed and traded on the Nasdaq Global Market under the symbol “LIOX”.

The following table sets forth, for the periods indicated, the range of high and low intraday sales prices for the common stock for the past eight quarters, all as reported by the Nasdaq Global Market of the Nasdaq Stock Market LLC.

	High	Low
2014
First Quarter	$7.50	$5.28
Second Quarter	$6.92	$4.91
Third Quarter	$6.19	$4.16
Fourth Quarter	$5.91	$4.02
2013
First Quarter	$4.14	$3.46
Second Quarter	$3.87	$2.16
Third Quarter	$3.89	$2.81
Fourth Quarter	$6.40	$3.56
During 2014, the Company purchased 606,844 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested, of which 8,828 were purchased during the quarter ended December 31, 2014 at an average price per share of $4.99. The following table provides information about Lionbridge’s purchases of restricted shares for the year ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2014 - January 31, 2014	282,011	$5.64
February 1, 2014 - February 28, 2014	272,447	6.32
May 1, 2014 - May 31, 2014	15,446	5.70
June 1, 2014 - June 30, 2014	1,656	6.04
July 1, 2014 - July 31, 2014	12,660	5.73
August 1, 2014 - August 30, 2014	6,024	5.28
September 1, 2014 - September 30, 2014	7,772	4.32
October 1, 2014 - October 31, 2014	2,372	4.51
November 1, 2014 - November 30, 2014	6,456	5.17
Total	606,844	$5.95

In addition, upon the termination of employees during the year ended December 31, 2014, 305,375 unvested restricted shares were forfeited, 248,375 of which were forfeited in the quarter ended December 31, 2014. The following table provides information about Lionbridge’s forfeited restricted shares for the year ended December 31, 2014:

Period	Total Number of Shares Forfeited
January 1, 2014 - January 31, 2014	3,750
February 1, 2014 - February 28, 2014	5,125
March 1, 2014 - March 31, 2014	3,125
May 1, 2014 - May 31, 2014	11,750
June 1, 2014 - June 30, 2014	20,000
September 1, 2014 - September 30, 2014	13,250
October 1, 2014 - October 31, 2014	13,375
November 1, 2014 - November 30, 2014	235,000
Total	305,375

During 2013, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6 million per year, subject to certain market rate conditions. The Company made the following purchases since the program’s inception:

	2014		2013
(In thousands)	$	Shares	$	Shares
Shares repurchased under our share repurchase program	$5,944	1,110	$5,213	1,682
Lionbridge currently intends to retain any earnings for its use in its business. Lionbridge has not paid any cash dividends on its capital stock in the last two completed fiscal years and does not currently anticipate paying any cash dividends on its capital stock in the foreseeable future.
The following chart compares the total stockholder return on a cumulative basis of $100 invested in Lionbridge’s common stock for the period from December 31, 2009 through December 31, 2014 to the Nasdaq Composite Index, Morningstar Business Services and 7389—Services—Business Services, NEC.

	2009	2010	2011	2012	2013	2014
LIONBRIDGE TECHNOLOGIES, INC.	100.00	160.43	99.57	174.78	259.13	250.00
NASDAQ COMPOSITE INDEX	100.00	118.02	117.04	137.47	192.62	221.02
MORNINGSTAR BUSINESS SERVICES	100.00	112.78	122.34	142.89	213.42	233.96
7389—SERVICES—BUSINESS SERVICES, NEC INDEX	100.00	121.13	135.02	180.51	235.59	263.55
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
The selected consolidated financial data as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 have been derived from the audited consolidated financial statements of Lionbridge which appear as part of Item 15 of this Form 10-K. The selected consolidated financial data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 have been derived from audited consolidated financial statements of Lionbridge that are not included in this Form 10-K.
The historical results presented are not necessarily indicative of future results. You should read the data set forth below in conjunction with the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Form 10-K.

	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Revenue	$490,612	$489,196	$457,198	$427,856	$405,238
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	334,537	334,513	314,252	296,221	275,474
Sales and marketing	40,230	36,216	34,807	33,563	31,218
General and administrative	80,150	80,462	75,258	75,047	74,087
Research and development	6,945	6,750	5,399	5,765	3,880
Depreciation and amortization	7,851	7,374	6,616	5,956	4,901
Amortization of acquisition-related intangible assets	3,317	3,351	2,454	2,332	4,892
Restructuring, impairment and other charges	6,624	5,114	8,206	3,369	7,762
Total operating expenses	479,654	473,780	446,992	422,253	402,214
Income from operations	10,958	15,416	10,206	5,603	3,024
Interest expense:
Interest on outstanding debt	547	775	732	722	939
Accretion of discount on debt and deferred financing costs	100	191	99	100	311
Interest income	75	92	80	71	87
Other (income) expense, net	(1,097)	878	1,054	3,195	1,749
Income before income taxes	11,483	13,664	8,401	1,657	112
Provision for (benefit from) income taxes	3,376	2,024	(2,931)	(71)	1,402
Net income (loss)	$8,107	$11,640	$11,332	$1,728	$(1,290)
Net income (loss) per share (1):
Basic	$0.13	$0.19	$0.19	$0.03	$(0.02)
Diluted	$0.13	$0.19	$0.19	$0.03	$(0.02)
Weighted average number of shares outstanding:
Basic	60,149	59,989	59,102	57,859	56,690
Diluted	63,040	62,003	61,119	59,478	56,690

(1)	See Note 2 to Lionbridge’s consolidated financial statements included in Item 15 for an explanation of the basis used to calculate net income (loss) per share.

	December 31,
(In thousands)	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$36,893	$38,867	$25,797	$25,219	$28,206
Working capital	63,776	64,202	52,182	45,515	40,795
Total assets	204,773	201,010	184,057	157,747	156,976
Long-term debt, less current portion and discounts	27,000	27,000	26,700	24,700	24,700
Stockholder’s equity	85,754	82,393	69,581	51,292	45,174

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements which involve risks and uncertainties. Lionbridge makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described above in Item 1A “Risk Factors.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Item 7, the words “anticipates,” “believes,” “expects,” “intends,” “future,” "may," “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with “Risk factors,” “Selected Consolidated Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Lionbridge undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date such statement is made except as required by law.
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
Through its Global Language and Content (“GLC”) solutions, Lionbridge translates, localizes and adapts clients’ content and products to meet the language, cultural, technical and industry-specific requirements of users in local markets throughout the world. As part of its GLC solutions, Lionbridge also provides global marketing services, creates and translates technical documentation for clients who market to and support customers in global markets and provides engineering and drafting services. Lionbridge GLC solutions utilize the Company’s cloud-based technology platforms and applications, its crowd based translation resources and its global service delivery model, which make the translation, localization and content management processes more efficient for Lionbridge and its clients.
Through its Global Enterprise Solutions (“GES”) solutions, Lionbridge tests applications and online search results to help clients deliver high-quality, relevant applications and content in global markets. The Company’s GES solutions ensure the quality, usability, relevance and performance of clients’ web applications, content, software, search engines, and technology products content globally. As part of its GES offering, Lionbridge also provides specialized professional crowdsourcing services including search relevance testing, in-country testing for mobile devices, and data management solutions.
Lionbridge provides interpretation services for government, business and healthcare organizations that require experienced linguists to facilitate communication. Lionbridge provides interpretation communication services in more than 360 languages and dialects, including onsite interpretation and over-the-phone interpretation services.
Lionbridge provides a full suite of globalization solutions to businesses in diverse end markets including technology, internet and media, manufacturing, mobile and telecommunications, life sciences, government, automotive, aerospace and retail. Core to all Lionbridge solutions is the Company’s Global Customer Lifecycle (“GCL”) framework that addresses the complexities global organizations face in providing a seamless and compelling experience for their global customers across all online channels. Using the GCL approach, Lionbridge believes its services enable clients to gain market share, build loyalty and speed adoption of products and content in their international markets. Income from operations and net income for the Company is as follows:

	For the Years Ended December 31,
(In thousands)	2014	2013	2012
Income from operations	$10,958	$15,416	$10,206
Net income	8,107	11,640	11,332

Lionbridge had an accumulated deficit of $203.9 million at December 31, 2014.
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
Revenue Recognition.    Lionbridge recognizes revenue as services are performed and amounts are earned. Lionbridge considers amounts to be earned when (1) persuasive evidence of an arrangement has been obtained; (2) services are delivered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees.
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
Lionbridge’s GLC segment includes Translation Workspace, the Company’s hosted proprietary, internet-architected translation memory application that simplifies translation management. This cloud-based application is available to translators on a subscription basis. Cloud-based revenue is billed in advance and generally recognized over the subscription period. Incremental overage fees are recognized in the period incurred.
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
Valuation of Goodwill, Intangible Assets and Other Long-lived Assets.   Lionbridge assesses the impairment of goodwill and acquisition-related intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models and the market approach. Goodwill is reviewed for impairment on an annual basis. At December 31, 2014 and 2013, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value substantially exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for either year.
The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets, if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset grouping are less than its carrying value. If it is determined that the asset group is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of its long-lived assets include a worsening in customer attrition rates compared to historical attrition rates, lower than initially anticipated cash flows associated with customer relationships, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, identification of other impaired assets within a reporting unit, disposition of a significant portion of an operating segment, significant negative industry or economic trends, significant decline in the Company’s stock price for a sustained period and a decline in our market capitalization relative to net book value. In 2012, the Company recorded an impairment charge of $4.0 million related to certain software license and capitalized development costs related automated machine translation technology licensed from IBM Corporation and $0.2 million related to the decision to offer for sale certain real property of the Company located in Wuppertal, Germany.
Provision for (Benefit from) Income Taxes.    Lionbridge is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing its consolidated financial statements. This involves estimating the current taxes in each taxing jurisdiction in addition to assessing temporary differences which result from the different treatment of these adjustments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made to determine the likelihood that any deferred tax asset will be utilized to offset taxable income. A judgment is based on the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax-planning strategies. To the extent that Lionbridge determines that it is more-likely-than-not that its deferred tax assets will not be utilized, a valuation allowance is established. A change in taxable income in future periods that is significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. It is reasonably possible that all or a portion of the valuation allowance could be released in the near term and the effect could be material to our financial statements. As of December 31, 2014 the Company’s total valuation allowance was $71.7 million.

Acquisitions
Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2014 have resulted in the Company's recognition of approximately $34.2 million of goodwill and other intangible assets, net of non-cash goodwill impairment charges and accumulated amortization of intangibles assets. Acquisition-related intangible assets are amortized over periods ranging from one to twelve years. Lionbridge believes its acquisitions have contributed to its growth by rapidly expanding its employee base, geographic coverage, client base, industry expertise, and technical skills. Lionbridge anticipates that a portion of its future growth will be accomplished by additional acquisitions. The success of this plan depends upon, among other things, Lionbridge’s ability to integrate acquired personnel, operations, products and technologies into its organization effectively; to retain and motivate key personnel of acquired businesses; and to retain customers of acquired firms. Lionbridge cannot guarantee that it will be able to identify suitable acquisition opportunities, obtain any necessary financing on acceptable terms to finance any acquisitions, consummate any acquisitions, or successfully integrate acquired personnel and operations. For the year ended December 31, 2014, the Company completed the acquisitions of Darwin Zone, S.A. and Clay Tablet Technologies, and on January 7, 2015, the Company completed the acquisition of CLS Holding AG. Additional information regarding Lionbridge's acquisitions is contained in other parts of this Item 7 and in "Note 3. Acquisitions" and "Note. 19 Subsequent Events" within Item 15 of this Form 10-K.
Restructuring
Lionbridge has recorded restructuring charges in the years ended December 31, 2014, 2013 and 2012 primarily for workforce reductions and incurred additional costs for previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions, recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. On January 7 2015, the Company acquired CLS Holding AG ("CLS"), a global language service provider headquartered in Switzerland. The transaction was effected through the purchase of (a) 100% of the outstanding shares of Tuscany Holding AG, a holding company that holds 68.9% of the outstanding shares of CLS Holding and (b) 31.1% of the shares of CLS Corporate Language Services Holding AG held by certain management sellers. In connection with the CLS acquisition, the Company expects to incur $5.5 million to $6.5 million of costs in 2015 associated with integrating the acquired operations and restructuring the combined company, which may include charges related to employees, assets and activities that will not continue in the combined company. Additional information regarding Lionbridge's restructuring charges is contained in "Note 10. Restructuring Charges" within Item 15 of this Form 10-K.
Non-Cash Charges
Stock-Based Compensation
Total compensation expense related to stock options, performance-based restricted stock awards and time-based restricted stock awards are classified in the condensed consolidated statements of operations line items as follows:

(In thousands)	2014	2013	2012
Cost of revenue	$125	$86	$108
Sales and marketing	2,222	1,257	1,122
General and administrative	5,054	5,385	4,502
Research and development	83	49	52
Total stock-based compensation expense	$7,484	$6,777	$5,784

Lionbridge issued 1,421,500 and 1,768,068 shares of restricted common stock and restricted stock units, respectively, with a fair market value of $8.8 million and $6.9 million in 2014 and 2013, respectively. Of the total 1,421,500 shares of restricted common stock and restricted stock units issued in 2014, 1,287,141 have restrictions on disposition which lapse over four years from the date of grant, 35,592 have restrictions on disposition which lapse over thirteen months from the date of grant, and 328,000 restricted shares were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance based stock incentive awards under the Company’s 2005 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will lapse upon the achievement of revenue and/or profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee. Lionbridge currently expects to amortize the following unamortized compensation in connection with restricted stock awards outstanding as of December 31, 2014 in the years ending:

Year ending December 31, (in thousands)
2015	$4,533
2016	2,528
2017	1,330
2018	113
Total	$8,504
For the years ended December 31, 2014, 2013 and 2012, 251,810, 350,000 and 422,500 stock options were granted, respectively.
Lionbridge currently expects to amortize the following amounts of stock-based compensation related to stock options outstanding as of December 31, 2014 in the years ending:

Year ending December 31, (in thousands)
2015	$496
2016	292
2017	130
2018	4
Total	$922
Executive Summary
In 2014, we implemented many aspects of our long-term strategy to grow our business by expanding our existing revenue relationships with global enterprises, offering our global crowd-in-the-cloudSM engagement solutions to additional divisions, groups and buyers within our existing accounts and broadening our client base by establishing new, recurring relationships with global organizations in diverse vertical markets. As a result of these strategic accomplishments, we believe we are positioned to increase our growth and profitability and allow our clients to connect, engage and support their customers more intelligently, effectively and consistently across languages, geographies, technology platforms and devices. Lionbridge’s ongoing strategy includes:

—
Broadening the services we offer across multiple departments of large enterprises.    Over the past decade Lionbridge has provided sophisticated translation and localization services for product marketing and localization departments of large technology clients. Over the past three years, Lionbridge has developed new offerings aimed at meeting the needs of new decision makers in functions across the enterprise including marketing and support departments. These new offerings build on our global delivery skills and we believe enable Lionbridge to add new value to new and existing enterprise clients. For example, our Global Marketing offering, which we introduced in late 2012 is enabling the Company to grow many of its large strategic relationships and win new business from enterprises across vertical markets For this offering, aimed at marketing executives at large global enterprises, Lionbridge creates, manages, translates and deploys digital marketing content and campaigns across languages, technical platforms and local markets worldwide. To further support the growth of its marketing offerings, in 2014 Lionbridge added new capabilities for digital marketing through its acquisitions of Darwin Zone, a Costa Rica based digital marketing agency and Clay Tablet, a content connector technology for clients’ customer experience marketing platforms. As a result, Lionbridge believes it can bring additional value to existing clients and secure new business by helping global marketers effectively engage customers and prospects across channels, platforms and geographies with timely, relevant, digital marketing content.

—
Expanding our Vertical Market Strategy.    Throughout our history, Lionbridge has built long-term relationships with clients in the technology sector. Over the past several years, we have expanded our growth opportunities by establishing relationships with clients in other industry sectors, including internet and media, mobile and telecommunications, manufacturing (which includes automotive and aerospace) and life sciences. As a result of our organic growth strategy, in 2014 the Company grew its revenue in end markets including manufacturing, retail, aerospace and automotive. To complement the Company’s organic strategies to broaden its business into new end markets, Lionbridge announced and recently closed the acquisition of CLS Communication, a large translation company based in Zurich, Switzerland that provides services to clients in the financial services, manufacturing and public sector markets.

—
Implementing new online sales and delivery channels.    Lionbridge has established strong recurring revenue relationships across end markets using a global enterprise sales force of seasoned sales professionals. These sales professionals work with a global team of qualified solution architects to develop and sell large-scale, technology-enabled solutions configured for the specific needs of each client. To complement this successful enterprise sales model, in 2014, we developed and launched Lionbridge onDemand, a dedicated online model for clients to select, access and receive translation solutions for specific content such as videos, mobile applications, documents, presentations, sales collateral and PDFs. By enabling clients to select and complete their multilingual projects rapidly online, Lionbridge seeks to satisfy the needs of buyers who have short-term, fast-turnaround translation projects that may not be identified or satisfied using a traditional enterprise sales approach. As we ended 2014 we began to sell and deliver a number of projects through OnDemand, ending 2014 with an annualized run rate of $4.4 million within its first 12 months of launch.

—
Adjusting our cost structure to respond more quickly to changes in customer demand.    Lionbridge continually evaluates and adjusts our global cost structure to respond to the variable demand for our services, In 2014 Lionbridge continued to implement a number of cost-cutting and restructuring activities during the year focused primarily within its GLC segment. These activities enabled Lionbridge to enhance the efficiency of the Company’s global GLC segment and increase GLC gross margins by over 100bps during the year.

In 2015, Lionbridge expects revenue to increase from 2014 as a result of organic growth driven by anticipated increases in revenue from several large recurring client relationships; new and expanded relationships with organizations in specific vertical markets; ongoing growth from our global marketing offerings, and new revenue opportunities from our onDemand offerings. Lionbridge expects to complement its organic growth strategies with the addition of approximately $75-80 million in revenue as a result of its acquisition of CLS Communication, which the Company completed in January of 2015. Lionbridge expects to offset traditional pricing pressure for certain new projects and contract renewals within the GLC segment by utilizing our cloud-based language automation technology, global scale and by continuing our ongoing cost management and operational efficiency initiatives. To facilitate the growth of our new offerings and new vertical markets, Lionbridge expects to continue to increase our sales and marketing initiatives and personnel in 2015.
In 2015, Lionbridge expects to continue to implement aspects of our long-term strategy by establishing recurring relationships with large clients across broad market sectors, providing the capability, capacity, and in-country expertise our clients require, and by extending our new offerings and new technologies to potential customers. As a result, the Company expects to increase its market opportunities, improve operational efficiency, and enhance its clients ability to reach and engage their customers globally, which may in turn, contribute to Lionbridge’s revenue and profitability growth opportunities.
Financial Overview
During 2014, the Company’s revenue remained relatively consistent and income before income taxes decreased by approximately $2.2 million year-over-year as the Company's sales and marketing expenses increased $4.0 million as the Company focused on growing core strategic accounts and had an increase of $1.5 million of restructuring costs in anticipation of the CLS acquisition.
The Company has benefited from long-term, recurring relationships with its large clients. In 2014, 82% of the Company’s total annual revenue was generated from clients that utilized the Company’s services every quarter for 12 consecutive quarters or longer. The Company’s quarterly results have generally been impacted by the timing of product release cycles of its customers, particularly from customers in the technology sector. The Company expects that it will continue to generate and increase revenue from its long-term customers and that it may generate demand from new customers in 2015, although the timing and scope of engagements may vary.
A significant portion of Lionbridge’s cost of revenue and operating expenses are recorded in entities which utilize the
Euro or other currencies as their functional currency, while the majority of its revenues are recorded in U.S. Dollars. A fluctuation in foreign currency exchange rates does not have a material impact the Company's consolidated results for the years ended 2014, 2013 and 2012. Certain segments of Lionbridge’s business, its GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to other currencies, particularly the Euro and, to a lesser extent, the British Pound Sterling. The foreign currency translation impact on our results, if material, is described in further detail under the “Results of Operations” section below.
The Company’s liquidity position remains strong, in part due to effective cash management actions. Lionbridge generated approximately $20.5 million in cash flow from operations during 2014. The Company’s cash as of December 31, 2014 was $36.9 million and the Company concluded 2014 in a net cash positive position with long-term debt of $27.0 million.
Revenue remained relatively consistent in the year ended 2014 compared to the year ended 2013, despite a $16.6 million decrease from the Company’s largest client during the year. The Company believes that its continued focus on increasing its organic revenue growth in new vertical markets, integrating its recent acquisition of CLS Communication, expanding its business with new departments and divisions of its existing accounts and the recent stabilization of its revenue with Microsoft will allow the Company to enhance its revenue growth in 2015. In addition, the Company believes its migration to a more efficient cost and operating structure, coupled with its continued investment in innovative language technologies, will allow the Company to enhance its operating results in 2015, particularly if customer demand for the Company’s services continues to strengthen.
Results of Operations
Revenue.    The following table shows Global Language and Content (“GLC”), Global Enterprise Solutions (“GES”), and Interpretation revenues in dollars and as a percentage of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively:

				% of Total Revenue
(In thousands, except percentages)	2014	2013	2012	2014	2013	2012
GLC	$329,279	$321,020	$314,740	67.1%	65.6%	68.9%
GES	138,645	145,788	119,050	28.3%	29.8%	26.0%
Interpretation	22,688	22,388	23,408	4.6%	4.6%	5.1%
Total revenue	$490,612	$489,196	$457,198	100.0%	100.0%	100.0%

Year Ended December 31, 2014 versus Year Ended December 31, 2013
In 2014, total revenue was $490.6 million, an increase of $1.4 million, or less than 1%, from $489.2 million in 2013. Revenue increased during 2014 in the GLC and Interpretation segments by $8.3 million and $0.3 million, respectively, which was partially offset by the decrease in the GES segment of $7.1 million as compared to 2013. Lionbridge conducts a large portion of its business in international markets. Approximately 31%, 32% and 35% of the Company's revenue for the years ended December 31, 2014, 2013 and 2012, respectively, was denominated in foreign currencies, primarily the Euro. A fluctuation in foreign currency exchange rates primarily affects the GLC segment.
Revenue from the Company’s GLC segment for the year ended December 31, 2014 increased $8.3 million, or 2.6%, to $329.3 million from $321.0 million for the year ended December 31, 2013. This was primarily due to a $11.7 million increase in demand for the Company’s solutions, which includes $2.6 million of incremental revenue from the Darwin and Clay Tablet acquisitions. This was partially offset by a decrease in revenue from Microsoft of $3.5 million driven principally by Microsoft's implementation of a reorganization plan.
Revenue from the Company’s GES segment for the year ended December 31, 2014 decreased $7.1 million, or 4.9%, to $138.6 million from $145.8 million for the year ended December 31, 2013. The decrease was primarily related to a decrease of $12.8 million principally driven by decreased volume on a large multi-year program with Microsoft. The GES segment has a number of large client programs that sometimes experience periods of high growth during initial ramp-up phases when a program begins and may experience slight variations in volume when the program subsequently enters a maintenance phase. The decrease of $12.8 million from Microsoft was partially offset by increased demand from other customers of $5.7 million, which includes a $2.9 million increase in incremental revenue from the E5 acquisition.
Revenue from the Company’s Interpretation segment for the year ended December 31, 2014 was relatively consistent compared to the year ended December 31, 2013.

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
In 2013, revenue from the Company’s GLC business for the year ended December 31, 2013 increased $6.3 million, or 2.0%, to $321.0 million from $314.7 million for the year ended December 31, 2012. Approximately $4.7 million of the increase was attributable to incremental revenue from the acquisition of PRI, which was acquired on June 1, 2012, and $1.5 million related to the favorable impact of the weakening in the exchange rate of the U.S. Dollar against most foreign currencies, in particular the Euro, period-over-period. While the GLC segment experienced lower than anticipated demand from several product translation clients during the first quarter of 2013, the GLC segment improved in the remainder of the year, as demand for the Company’s translation services increased.
In 2013, revenue from the Company’s GES business for the year ended December 31, 2013 increased $26.7 million, or 22.5% to $145.8 million from $119.1 million for the year ended December 31, 2012, primarily as a result of a large multi-year program with Microsoft. The GES segment generally has a number of large client programs that experience periods of high growth and subsequent ramp-down when the project completes.
In 2013, revenue from the Company’s Interpretation business for the year ended December 31, 2013 decreased $1.0 million, or 4.4% to $22.4 million from $23.4 million for the year ended December 31, 2012 as a result of the negative impact of federal government sequestration.
Lionbridge’s ten largest customers accounted for 57.0%, 58.0% and 56.0% of revenue in the years ended December 31, 2014, 2013 and 2012, respectively.
Cost of Revenue and Gross Margin. Gross margin is revenue less cost of revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation and testing services provided by third parties as well as salaries and associated employer taxes and employee benefits for personnel related to client engagements. The following table shows GLC, GES and Interpretation cost of revenues, cost of revenues as a percentage of revenue, gross margin and gross margin as a percentage of revenue for the years ended December 31, 2014, 2013 and 2012, respectively:

(In thousands, except percentages)	2014	2013	2012
Cost of revenue:
GLC	$217,774	$215,612	$211,555
GES	97,309	100,323	83,094
Interpretation	19,454	18,578	19,603
Total cost of revenue	$334,537	$334,513	$314,252
Cost of revenue as a percentage of revenue:
GLC	66.1%	67.2%	67.2%
GES	70.2%	68.8%	69.8%
Interpretation	85.7%	83.0%	83.7%
Total cost of revenue as a percentage of revenue	68.2%	68.4%	68.7%
Gross margin:
GLC	$111,505	$105,408	$103,185
GES	41,336	45,465	35,956
Interpretation	3,234	3,810	3,805
Total gross margin	$156,075	$154,683	$142,946
Gross margin percentage:
GLC	33.9%	32.8%	32.8%
GES	29.8%	31.2%	30.2%
Interpretation	14.3%	17.0%	16.3%
Total gross margin percentage	31.8%	31.6%	31.3%

Year Ended December 31, 2014 versus Year Ended December 31, 2013
In 2014, total gross margin increased $1.4 million, or 0.9%, to $156.1 million as compared to $154.7 million for 2013. This was due to the increase in gross margin in the GLC. This increase was partially offset by decrease in gross margin in the GES and Interpretation segments. Total gross margin percentage increased to 31.8% for the year ended December 31, 2014 from 31.6% for the year ended December 31, 2013. This increase was due to improved gross margin percentage in the GLC segment, partially offset by lower gross margin percentage in the GES and Interpretation segments.
Gross margin from the Company’s GLC segment for the year ended December 31, 2014 increased $6.1 million, or 5.8%, to $111.5 million as compared to $105.4 million for the year ended December 31, 2013. This was due to the increase in revenue in the GLC segment and, to a lesser extent, a $1.8 million increase due to changes in the exchange rate of the U.S. dollar against other currencies. GLC gross margin percentage increased to 33.9% for the year ended December 31, 2014 from 32.8% for the year ended December 31, 2013. This increase was due to improved work mix as GLC was able to generate 3% more revenue on a 1% increase in costs of revenue.
Gross margin from the Company’s GES segment for the year ended December 31, 2014 decreased $4.1 million, or 9.1%, to $41.3 million as compared to $45.5 million for the year ended December 31, 2013. This was due to the lower volume on a large multi-year program with Microsoft. GES gross margin percentage decreased to 29.8% for the year ended December 31, 2014 from 31.2% for the year ended December 31, 2013. This decrease was due to a change in work mix principally driven by the Company being unable to align internal cost of sales with revenue on a large multi-year program with Microsoft that is in a maintenance phase.
Gross margin from the Company’s Interpretation segment for the year ended December 31, 2014 decreased $0.6 million, or 15.1%, to $3.2 million as compared to $3.8 million for the year ended December 31, 2013. Interpretation gross margin percentage decreased to 14.3% for the year ended December 31, 2014 from 17.0% for the year ended December 31, 2013. The decreases in gross margin and gross margin percentage were due to increased third party outsourcing costs resulting from a less favorable mix of telephonic versus on-site interpretation.
Year Ended December 31, 2013 versus Year Ended December 31, 2012
In 2013, total gross margin increased $11.7 million, or 8.2%, to $154.7 million as compared to $142.9 million for 2012. This was due to increases in gross margin in the GLC and GES segment. Total gross margin percentage increased to 31.6% for the year ended December 31, 2013 from 31.3% for the year ended December 31, 2012. This increase was due to improved gross margin percentage in the GLC and GES segments.
Gross margin from the Company’s GLC segment for the year ended December 31, 2013 increased $2.2 million, or 2.2%, to $105.4 million as compared to $103.2 million for the year ended December 31, 2012. This was due to the increase in revenue in the GLC segment and, to a lesser extent, a $1.6 million increase due to changes in the exchange rate of the U.S. dollar against other currencies. GLC gross margin percentage remained relatively consistent for the year ended December 31, 2013 compared to the year ended December 31, 2012.
Gross margin from the Company’s GES segment for the year ended December 31, 2013 increased $9.5 million, or 26.4%, to $45.5 million as compared to $36.0 million for the year ended December 31, 2012. This was due to the higher volume on a large multi-year program with Microsoft. GES gross margin percentage increased to 31.2% for the year ended December 31, 2013 from 30.2% for the year ended December 31, 2012. This increase was due to work mix.
Gross margin from the Company’s Interpretation segment remained relatively consistent for the year ended December 31, 2013 compared to the year ended December 31, 2012. Interpretation gross margin percentage increased to 17.0% for the year ended December 31, 2013 from 16.3% for the year ended December 31, 2012. This increase was due to work mix.
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employer taxes and employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, investor and public relations and other market development programs. The following table shows sales and marketing expenses and as a percentage of revenue for the years ended December 31, 2014, 2013 and 2012, respectively:

				% of Total Revenue
(In thousands, except percentages)	2014	2013	2012	2014	2013	2012
Total sales and marketing expenses	$40,230	$36,216	$34,807	8.2%	7.4%	7.6%

Year Ended December 31, 2014 versus Year Ended December 31, 2013
For the year ended December 31, 2014, sales and marketing expenses increased $4.0 million to $40.2 million as compared to $36.2 million for the year ended December 31, 2013. This increase is primarily attributable to a $2.5 million increase in employee-related compensation costs as the Company invested in strategic hires to focus on growing the Company's core accounts, $0.9 million increase in other costs, $0.3 million increase in use of consultants and a $0.3 million increase in travel costs. As a percentage of revenue, sales and marketing expenses increased to 8.2% as compared to 7.4% for the same period of the prior year. The Company expects sales and marketing to run at approximately 8% of revenue including the acquisition of CLS in 2015.
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

General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employer taxes and employee benefits and travel, facilities costs, information systems costs; professional fees, business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars and as a percentage of revenue for the years ended December 31, 2014, 2013 and 2012, respectively:

				% of Total Revenue
(In thousands, except percentages)	2014	2013	2012	2014	2013	2012
Total general and administrative expenses	$80,150	$80,462	$75,258	16.3%	16.4%	16.5%
Year Ended December 31, 2014 versus Year Ended December 31, 2013
For the year ended December 31, 2014, general and administrative expenses remained relatively consistent compared to the year ended December 31, 2013. As a percentage of revenue, general and administrative expenses decreased slightly to 16.3% for the year ended December 31, 2014, as compared to 16.4%, for the same period of the prior year.
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
Research and Development.    Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform, its Translation Workspace cloud-based offering and its customizable real-time automated machine translation technology known as GeoFluent. The cost consists primarily of salaries and associated employer taxes and employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars and as a percentage of revenue for the years ended December 31, 2014, 2013 and 2012, respectively:

				% of Total Revenue
(In thousands, except percentages)	2014	2013	2012	2014	2013	2012
Total research and development expenses	$6,945	$6,750	$5,399	1.4%	1.4%	1.2%

Year Ended December 31, 2014 versus Year Ended December 31, 2013
For the year ended December 31, 2014, research and development expenses in amount and as a percentage of revenue remained relatively consistent compared to the year ended December 31, 2013.
Year Ended December 31, 2013 versus Year Ended December 31, 2012
For the year ended December 31, 2013, research and development expenses increased $1.4 million to $6.8 million as compared to $5.4 million for the year ended December 31, 2012. This increase is primarily attributable to $0.8 million in employee compensation and benefits of certain personnel whose functions and activities shifted from general and administrative in 2012 to research and development in 2013, $0.5 million of other costs and to a lesser extent $0.1 million of non-recurring charges for certain employer tax-related accruals in the second quarter of 2013. As a percentage of revenue, research and development expenses increased slightly to 1.4% for the year ended December 31, 2014, as compared to 1.2%, for the same period of the prior year
Depreciation and Amortization.    Depreciation and amortization expense consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars and as a percentage of revenue for the years ended December 31, 2014, 2013 and 2012, respectively:

				% of Total Revenue
(In thousands, except percentages)	2014	2013	2012	2014	2013	2012
Total depreciation and amortization expenses	$7,851	$7,374	$6,616	1.6%	1.5%	1.4%
Year Ended December 31, 2014 versus Year Ended December 31, 2013
For the year ended December 31, 2014, depreciation and amortization expense increased by $0.5 million to $7.9 million as compared to $7.4 million for the year ended December 31, 2013. This increase is primarily the result of depreciation of the increased investment in internal and external capitalized costs for the Company’s web-based hosted management technology platform, its Translation Workspace cloud-based offering and its customizable real-time automated machine translation technology known as GeoFluent, and additional investments in infrastructure made during the year.
Year Ended December 31, 2013 versus Year Ended December 31, 2012
For the year ended December 31, 2013, depreciation and amortization expense increased by $0.8 million to $7.4 million as compared to $6.6 million for the year ended December 31, 2012. This increase is primarily the result of depreciation of the increased investment in internal and external capitalized costs for the Company’s web-based hosted management technology platform, its Translation Workspace cloud-based offering and its customizable real-time automated machine translation technology known as GeoFluent and additional investments in infrastructure made during the year.
Amortization of Acquisition-related Intangible Assets.    Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets from acquired businesses. The following table shows amortization of acquisition-related intangible assets in dollars and as a percentage of revenue for the years ended December 31, 2014, 2013 and 2012, respectively:

				% of Total Revenue
(In thousands, except percentages)	2014	2013	2012	2014	2013	2012
Total amortization of acquisition-related intangible assets	$3,317	$3,351	$2,454	0.7%	0.7%	0.5%
Year Ended December 31, 2014 versus Year Ended December 31, 2013
Amortization expense for 2014 of $3.3 million relates to the amortization of identifiable intangible assets from acquisitions made prior to 2013, the E5 acquisition from 2013 and the Darwin and Clay Tablet acquisitions from 2014.
Year Ended December 31, 2013 versus Year Ended December 31, 2012
Amortization expense for 2013 of $3.4 million relates to the amortization of identifiable intangible assets from acquisitions made prior to 2012, the acquisitions of PRI and VSI from 2012, and the E5 acquisition from 2013.

Restructuring, Impairment and Other Charges.   The following table shows restructuring, impairment and other charges in dollars and as a percentage of revenue for the years ended December 31, 2014, 2013 and 2012, respectively:

				% of Total Revenue
(In thousands, except percentages)	2014	2013	2012	2014	2013	2012
Total restructuring, impairment and other charges	$6,624	$5,114	$8,206	1.4%	1.0%	1.8%
The following table shows restructuring charges primarily for workforce reductions and incurred additional costs for previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions and indirect-acquisition costs for the years ended December 31, 2014, 2013 and 2012, respectively:

(In thousands)	2014	2013	2012
Restructuring charges recorded for employee severance	$4,281	$3,244	$3,273
Restructuring charges recorded for vacated facility/lease termination	246	283	328
Total restructuring charges recorded	$4,527	$3,527	$3,601
Indirect-acquisition costs	$2,097	$1,587	$1,962
Year Ended December 31, 2014 versus Year Ended December 31, 2013
Restructuring, impairment and other charges for the year ended December 31, 2014 increased $1.5 million to $6.6 million as compared to $5.1 million for the year ended December 31, 2013. This increase is primarily due to an increase of $1.0 million in workforce reduction charges in the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to the planned acquisition of CLS, an increase of $0.5 million in indirect-acquisitions costs during the year ended December 31, 2014 as compared to the year ended December 31, 2013.
Year Ended December 31, 2013 versus Year Ended December 31, 2012
Restructuring, impairment and other charges for the year ended December 31, 2013 decreased $3.1 million to $5.1 million as compared to $8.2 million for the year ended December 31, 2012. This decrease is primarily due to impairment charges recorded in 2012 including a $4.0 million impairment charge related to certain software license and capitalized development costs associated with the expected cash flows from our license of automated machine translation technology from IBM Corporation and a $0.2 million impairment charge related to the decision to offer for sale certain real property of the Company located in Wuppertal, Germany. The decrease was partially offset by an increase in other charges during the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Interest Expense and Other Expense (Income), Net.    Interest expense represents interest paid or payable on debt and the amortization of deferred financing costs. Other (income) expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The following table shows interest expense and other (income) expense, net for the years ended December 31, 2014, 2013 and 2012, respectively:

(In thousands)	2014	2013	2012
Total interest expense	$647	$966	$831
Other (income) expense, net	(1,097)	878	1,054
Year Ended December 31, 2014 versus Year Ended December 31, 2013
Interest expense for the year ended December 31, 2014 decreased $0.3 million to $0.6 million compared to $1.0 million for the year ended December 31, 2013 primarily due to a change in the interest rate as the rate on outstanding debt decreased from 1.67% at December 31, 2013 to 1.41% at December 31, 2014. Other (income) expense, net, primarily related to foreign currency transaction gains attributable to differences among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year.
Year Ended December 31, 2013 versus Year Ended December 31, 2012
Interest expense for the year ended December 31, 2013 increased $0.1 million to $1.0 million compared to $0.8 million for the year ended December 31, 2012 primarily due to a change in the interest rate. Other (income) expense, net, primarily related to foreign currency transaction losses attributable to differences among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year.

Income Before Income Taxes.    The components of income before income taxes were as follows for the years ended December 31, 2014, 2013 and 2012, respectively:

(In thousands)	2014	2013	2012
United States	$(2,894)	$3,939	$3,626
Foreign	14,377	9,725	4,775
Income before income taxes	$11,483	$13,664	$8,401
During the year ended December 31, 2014, our United States operations generated $2.9 million of loss before income taxes as compared to income of $3.9 million for the year ended December 31, 2013 and income of $3.6 million for the year ended December 31, 2012. The foreign operations generated income before income taxes of $14.4 million for the year ended December 31, 2014 as compared to income of $9.7 million during the year ended December 31, 2013 and income of $4.8 million during the year ended December 31, 2012. A significant portion of our operating costs are incurred outside the United States and a majority of our foreign affiliates are subject to cost-based transfer pricing agreements which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The positive trend experienced in our foreign operations’ results from 2012 through 2014 is due to significant restructuring charges in our foreign locations over the past several years, primarily in Europe, focused on making our operations more efficient. Such restructuring charges are generally excluded from the calculation of cost-based profits for our foreign affiliates. The operating cost savings realized as a result of those restructuring charges contributed to the positive trend in 2012 through 2014.
Provision for (Benefit from) Income Taxes.    The following table shows the provision for income taxes and the effective income tax rate for the years ended December 31, 2014, 2013 and 2012, respectively:

(In thousands, except for percentages)	2014	2013	2012
Provision for (benefit from) income taxes	$3,376	$2,024	$(2,931)
Effective income tax rate	29.4%	14.8%	(34.9)%
The provision for income taxes increased $1.4 million in 2014 from $2.0 million in 2013. The increase in the provision for income taxes is primarily due to an increase in current tax expense of $1.9 million from tax on profits in various jurisdictions offset by a benefit of $0.5 million from the release of the Company’s reserves for uncertain tax positions, and a benefit of $0.7 million from release of foreign valuation allowance.
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
The Company’s unrecognized tax benefits include transfer pricing exposures from the allocation of income between tax jurisdictions. Lionbridge believes that it is reasonably possible that approximately $0.8 million of its unrecognized tax positions, consisting of several items in various jurisdictions, may be recognized by the end of 2015 as a result of a lapse of the statute of limitations.
The provision for income taxes in 2013 increased $5.0 million, to an expense of $2.0 million from a benefit of $2.9 million in 2012. The increase in the provision for income taxes is primarily due to an increase in current tax expense of $2.7 million from tax on profits in various jurisdictions offset by a benefit of $0.4 million from the release of the Company’s reserves for uncertain tax positions, and a benefit of $0.6 million from prior period adjustments related to uncertain tax positions.
Lionbridge’s provision for (benefit from) income taxes and our effective income tax rate are significantly impacted by the mix of our domestic and foreign income (loss) before income taxes. Our cost-based transfer pricing model for certain of our foreign affiliates generally results in foreign income. The foreign tax provision on that foreign income is calculated using the enacted statutory rates in those jurisdictions, which currently range from 12.5% to 38.7%. However, in periods where our consolidated income (loss) before income tax is marginal, because of the significance of our foreign operations and our cost-based transfer pricing methodology such foreign profits could exceed consolidated income before taxes and the associated foreign tax provision could result in an overall effective income tax rate that is disproportionate to the consolidated income (loss) before income taxes. Additionally, the provision of a full valuation allowance against our domestic net deferred tax assets results in no U.S. tax benefit recognized for domestic losses, which further impacts the overall consolidated effective income tax rate in periods where the foreign operations have income and the domestic operations reports a loss.

Non-GAAP Financial Measures
We also measure our performance using non-GAAP measurements of adjusted earnings and adjusted earnings per share. We define adjusted earnings and adjusted earnings per share as GAAP net income excluding amortization of acquisition-related intangible assets, stock-based compensation, restructuring, impairment and other charges and asset impairment charges. We believe these non-GAAP measures are useful to management and investors in evaluating our operating performance for the periods presented. We are providing Adjusted diluted EPS because management uses it for the purpose of evaluating and forecasting our financial performance and believes that it provides additional insight into our underlying business performance. We believe it allows investors to benefit from being able to assess our operating performance to others in the industry. These Non-GAAP financial measures should not be viewed as alternatives to GAAP measures of performance. Management believes the most directly comparable GAAP financial measures for adjusted earnings and adjusted earnings per share are net income and diluted net income per share, respectively. The following table reconciles net income and earnings per share to adjusted net income and adjusted earnings per share:

	For the Years Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Net income	$8,107	$11,640	$11,332
Amortization of acquisition-related intangible assets	3,317	3,351	2,454
Stock-based compensation	7,484	6,777	5,784
Restructuring, impairment and other charges	6,624	5,114	3,969
Asset impairment	—	—	4,237
Adjusted earnings	$25,532	$26,882	$27,776
Fully diluted weighted average number of common shares outstanding	63,040	62,003	61,119
Adjusted diluted earnings per share	$0.41	$0.43	$0.45

Liquidity and Capital Resources
The following tables shows cash and cash equivalents, working capital, net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the years ended December 31, 2014 and 2013, respectively:

(In thousands)	2014	2013
Cash and cash equivalents	$36,893	$38,867
Working capital	63,776	64,202
In 2014, Lionbridge’s working capital remained relatively consistent for the year December 31, 2014 as compared to the year ended December 31, 2013.
In general, cash and net assets held outside of the United States are not legally restricted from being transferred to the United States in order to assist with debt repayment, domestic capital expenditures and other working capital requirements of the U.S. parent company, Lionbridge Technologies, Inc. However, the Company does not intend to transfer any such funds to the U.S. as its domestic sources of cash from operations are sufficient to fund its operations, debt servicing and other liquidity needs. In the event that a transfer did occur, such funds would be subject to applicable local withholding taxes and U.S. taxes in certain circumstances. Cash and cash equivalents held at our foreign subsidiaries were approximately $24.7 million at December 31, 2014. Determination of the potential deferred income tax liability on unrepatriated cash and cash equivalents is not practicable due to uncertainty regarding the remittance structure and the overall complexity of the calculation.

Cash Flows from Operating Activities

(In thousands)	2014	2013	2012
Net cash provided by operating activities	$20,457	$29,118	$18,523
Net cash provided by operating activities was $20.5 million in 2014 as compared to $29.1 million in 2013. The primary sources of cash in 2014 were net income of $8.1 million and non-cash charges of $18.8 million, partially offset by a $6.9 million increase in unbilled receivables. The change of $8.7 million in net cash provided by operating activities in 2014 as compared to 2013 was primarily due to a decrease in net income and changes in operating assets and liabilities.
In 2013, net cash provided by operating activities was $29.1 million as compared to $18.5 million in 2012. The primary source of cash in 2013 was net income of $11.6 million, non-cash charges of $18.7 million, a $2.7 million net decrease in unbilled receivables and a $4.0 million increase in accounts payable and accrued expenses, partially offset by a $7.2 million net increase in accounts receivable and other current assets and a $2.2 million decrease in accrued restructuring and income taxes payable. The change of $10.6 million in net cash provided by operating activities in 2013 as compared to 2012 was primarily due to increase in non-cash charges and changes in operating assets and liabilities.
Lionbridge has not experienced any significant trends in accounts receivable and unbilled receivables other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable and unbilled receivables from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.
Cash Flows from Investing Activities

(In thousands)	2014	2013	2012
Net cash used in investing activities	$(13,227)	$(10,663)	$(21,616)
The change of $2.6 million in net cash used in investing activities in 2014 compared to 2013 was primarily due to higher cash payments for acquisitions, net of cash acquired as described below. The change of $11.0 million in net cash used in investing activities in 2013 compared to 2012 was primarily due to lower cash payments for acquisitions, net of cash acquired as described below, partially offset by an increase in purchases of property and equipment as described below.
Purchases of and the proceeds from the sale of property and equipment were as follows:

(In thousands)	2014	2013	2012
Purchases of property and equipment	$(8,269)	$(9,000)	$(8,464)
Proceeds from sale of property and equipment	—	—	727
In pursuing our business strategies, we acquire and invest in certain businesses that meet strategic and financial criteria. Payments for purchases of acquired companies, net of cash acquired were as follows:

(In thousands)	2014	2013	2012
Cash paid for acquisitions, net of cash acquired	$(4,958)	$(1,663)	$(13,879)
Cash Flows from Financing Activities

(In thousands)	2014	2013	2012
Net cash (used in) provided by financing activities	$(7,127)	$(5,489)	$3,189
The change of $1.6 million in net cash used in financing activities in 2014 compared to 2013 was primarily due to an increase in the amount of shares repurchased as described below and an increase in the deferred consideration paid related to the VSI, PRI and Darwin acquisitions. During 2014, the Company borrowed and repaid $7.5 million under its revolving line of credit. The change of $8.7 million in net cash used in financing activities in 2013 compared to 2012 was primarily due to an increase in the amount of shares repurchased as described below and an increase in the deferred consideration paid related paid related to the VSI and PRI acquisitions. During 2013, the Company borrowed and repaid $9.6 million under its revolving line of credit.
On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18.0 million over three years. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6.0 million per year, subject to certain market rate conditions. Our share repurchases were as follows:

	2014		2013
(In thousands)	$	Shares	$	Shares
Shares repurchased under our share repurchase program	$5,944	1,110	$5,213	1,682
On January 7 2015, the Company acquired CLS Holding AG ("CLS"), a global language service provider headquartered in Switzerland. The transaction was effected through the purchase of (a) 100% of the outstanding shares of Tuscany Holding AG, a holding company that holds 68.9% of the outstanding shares of CLS Holding and (b) 31.1% of the shares of CLS Corporate Language Services Holding AG held by certain management sellers. On January 2, 2015 in order to fund the CLS Holding AG acquisition the Company amended and restated the Credit Agreement with HSBC Bank, as Administrative Agent and a lender, and a syndicate of other lenders (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes (a) a $100 million senior secured revolving credit facility, which includes a $10 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing-line loans and (b) a senior secured term loan facility in an aggregate amount of $35 million. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $65 million, dependent upon certain conditions. The interest rates are in the range of Prime Rate plus 0.25%—1.00% or LIBOR plus 1.25%—2.00% (at the Company’s discretion), depending on certain conditions. Both facilities expire after five years from the date of entering into the proposed amendment, after which time the Company may need to secure new financing. The Company cannot assure that it will be able to secure new financing, or financing on terms that are acceptable. Lionbridge anticipates that its present cash and cash equivalents position and available financing under its current Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the at least the next twelve months.
Contractual Obligations
The following table summarizes Lionbridge’s contractual cash obligations at December 31, 2014 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

	Payment due by period
(In thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Debt	$27,000	$—	$—	$27,000	$—
Interest on debt (1)	1,460	381	381	698	—
Deferred acquisition liabilities (2)	3,094	2,094	1,000	—	—
Operating leases	58,172	12,497	15,742	11,854	18,079
Total	$89,726	$14,972	$17,123	$39,552	$18,079

(1)	Interest payment amounts are projected using market rates as of December 31, 2014. Future interest payments may differ from these projections based on changes in market interest rates.

(2)
Deferred acquisition liability amounts disclosed in this table excludes fair value adjustments to contingent consideration due to uncertainty in the actual payment amount. In February 2015, the Company determined and paid $0.7 million in contingent consideration related to the VSI acquisition.

As of December 31, 2014, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest and penalties was $5.3 million, and was included in other long-term liabilities. The Company believes that it is reasonably possible that approximately $0.8 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months. These amounts were not included in the table above because we are unable to make a reasonably reliable estimate of when a cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolutions of those examinations is uncertain.
As of December 31, 2014, Lionbridge did not have any material purchase obligations, or material long-term commitments other than those included in the table above reflected on its consolidated balance sheet.

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
Other new pronouncements issued but not effective until after December 31, 2014 are not expected to have a material impact on our financial position, results of operations or liquidity.

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
Interest Rate Risk.    Lionbridge is exposed to market risk from changes in interest rates with respect to its revolving loan facility which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of December 31, 2014, $27.0 million was outstanding under the Company’s credit facility. A hypothetical 10% increase or decrease in interest rates would have less than a $0.1 million impact on the Company’s interest expense based on the $27.0 million outstanding at December 31, 2014 with an interest rate of 1.41%. Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.
Foreign Currency Exchange Rate Risk.    Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, approximately 31% of its revenue for the year ended December 31, 2014 was denominated in foreign currencies, primarily the Euro and, to a lesser extent, the British Pound Sterling as compared to approximately 32% for the year ended December 31, 2013. Approximately 59% and 61% of its costs and expenses for the year ended December 31, 2014 and 2013, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 12% and 15% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of December 31, 2014 and 2013, respectively, while 17% and 16% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of December 31, 2014 and 2013, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $46.8 million and $34.8 million as of December 31, 2014 and 2013, respectively. The principal foreign currency applicable to the Company’s business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at December 31, 2014. With the acquisition of CLS, the Company expects further exposure to foreign currencies in 2015, primarily the Swiss Franc.

Item 8.	Financial Statements and Supplementary Data
Lionbridge’s consolidated financial statements together with the related notes and the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, are set forth beginning on page 45 of this Form 10-K.
Quarterly Results of Operations
The following tables set forth unaudited consolidated quarterly financial data for the periods indicated. Lionbridge derived this data from its unaudited consolidated financial statements, and, in the opinion of management, they have been prepared on the same basis as Lionbridge’s audited consolidated financial statements for the years ended December 31, 2014 and 2013, and include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) Quarter Ended
(In thousands, except per share amounts)	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
Revenue	$119,678	$120,191	$130,538	$120,205	$127,472	$124,647	$123,407	$113,670
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	80,979	80,608	89,871	83,079	85,290	83,088	84,253	81,882
Sales and marketing	10,861	9,685	9,764	9,920	9,219	8,725	9,123	9,149
General and administrative	19,563	19,868	20,373	20,346	21,219	20,574	19,188	19,481
Research and development	1,751	1,698	1,757	1,739	1,622	1,653	1,819	1,656
Depreciation and amortization	2,080	2,033	1,889	1,849	1,861	1,866	1,847	1,800
Amortization of acquisition-related intangible assets	864	842	813	798	867	828	828	828
Restructuring and other charges	4,797	611	882	335	1,730	1,363	1,297	724
Total operating expenses	120,894	115,345	125,349	118,066	121,808	118,097	118,355	115,520
Income (loss) from operations	(1,216)	4,846	5,189	2,139	5,664	6,550	5,052	(1,850)
Interest expense:
Interest on outstanding debt	134	164	100	149	115	213	210	237
Amortization of deferred financing costs	21	25	27	27	116	25	25	25
Interest income	16	9	31	19	12	41	13	26
Other (income) expense, net	(944)	(42)	237	(348)	(72)	66	592	292
Income (loss) before income taxes	(411)	4,708	4,856	2,330	5,517	6,287	4,238	(2,378)
Provision for (benefit from) income taxes	796	1,066	1,066	448	(612)	1,273	771	592
Net income (loss)	$(1,207)	$3,642	$3,790	$1,882	$6,129	$5,014	$3,467	$(2,970)
Net income (loss) per share of common stock:
Basic	$(0.02)	$0.06	$0.06	$0.03	$0.10	$0.08	$0.06	$(0.05)
Diluted	$(0.02)	$0.06	$0.06	$0.03	$0.10	$0.08	$0.06	$(0.05)
Weighted average number of shares outstanding:
Basic	59,798	60,012	60,523	60,208	59,360	59,336	60,724	60,195
Diluted	59,798	62,646	63,410	63,506	62,443	61,537	62,436	60,195
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
In connection with the preparation of this Form 10-K, as of December 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014. This conclusion was communicated to the Audit Committee.
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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making its assessment of internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective at December 31, 2014 based on the criteria set forth in Internal Control-Integrated Framework (2013).
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report which appears in Item 15.
Changes in Internal Control over Financial Reporting.    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.
PART III
Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2015.

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information relating to directors and executive officers of Lionbridge is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2015, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2014.
Lionbridge has adopted a code of conduct that applies to all employees, including its principal executive officer, principal financial officer, and principal accounting officer. A copy of the code of ethics is available on Lionbridge’s Web site.

Item 11.	Executive Compensation
Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2015, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information relating to security ownership of certain beneficial owners and management and information on securities for issuance under equity compensation plans is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2015, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Certain information relating to certain relationships and related transactions, and director independence is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2015, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2014.

Item 14.	Principal Accounting Fees and Services.
Information regarding principal auditor fees and services is set forth under “Principal Auditor Fees and Services” in Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2015, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2014.
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
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Lionbridge Technologies, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Boston, Massachusetts
March 6, 2015

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$36,893	$38,867
Accounts receivable, net of allowances of $250 at December 31, 2014 and 2013	66,479	70,431
Unbilled receivables	25,843	19,498
Other current assets	12,090	12,938
Total current assets	141,305	141,734
Property and equipment, net	23,622	20,968
Goodwill	21,937	19,595
Acquisition-related intangible assets, net	12,232	13,226
Other assets	5,677	5,487
Total assets	$204,773	$201,010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,885	$21,784
Accrued compensation and benefits	17,249	18,183
Accrued outsourcing	10,429	12,579
Accrued restructuring	3,492	1,201
Accrued expenses and other current liabilities	10,485	11,155
Income taxes payable	2,123	2,047
Deferred revenue	11,866	10,583
Total current liabilities	77,529	77,532
Long-term debt	27,000	27,000
Deferred income taxes, net of current portion	704	913
Other long-term liabilities	13,786	13,172
Total liabilities	119,019	118,617
Commitments and Contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 63,503,724 and 63,705,585 shares issued and outstanding at December 31, 2014 and 2013, respectively	635	637
Additional paid-in capital	272,252	273,411
Accumulated deficit	(203,897)	(212,004)
Accumulated other comprehensive income	16,764	20,349
Total stockholders’ equity	85,754	82,393
Total liabilities and stockholders’ equity	$204,773	$201,010
The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Revenue	$490,612	$489,196	$457,198
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	334,537	334,513	314,252
Sales and marketing	40,230	36,216	34,807
General and administrative	80,150	80,462	75,258
Research and development	6,945	6,750	5,399
Depreciation and amortization	7,851	7,374	6,616
Amortization of acquisition-related intangible assets	3,317	3,351	2,454
Restructuring, impairment and other charges	6,624	5,114	8,206
Total operating expenses	479,654	473,780	446,992
Income from operations	10,958	15,416	10,206
Interest expense:
Interest on outstanding debt	547	775	732
Amortization of deferred financing costs	100	191	99
Interest income	75	92	80
Other (income) expense, net	(1,097)	878	1,054
Income before income taxes	11,483	13,664	8,401
Provision for (benefit from) income taxes	3,376	2,024	(2,931)
Net income	$8,107	$11,640	$11,332
Net income per share of common stock:
Basic	$0.13	$0.19	$0.19
Diluted	$0.13	$0.19	$0.19
Weighted average number of shares outstanding:
Basic	60,149	59,989	59,102
Diluted	63,040	62,003	61,119

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In thousands)	2014	2013	2012
Net income	$8,107	$11,640	$11,332
Other comprehensive (loss) income, net of tax:
Impact to revalue unfunded projected benefit obligation, net of tax $0	(179)	453	(219)
Foreign currency translation adjustment, net of tax $0	(3,406)	790	1,064
Other comprehensive (loss) income, net of tax	(3,585)	1,243	845
Comprehensive income	$4,522	$12,883	$12,177

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Par Value
Balance at December 31, 2011	61,903,518	$619	$267,388	$(234,976)	$18,261	$51,292
Issuance of restricted stock	2,005,821	20	(20)	—	—	—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(443,873)	(4)	(1,217)	—	—	(1,221)
Common stock issued for option exercises	724,204	7	1,724	—	—	1,731
Stock-based compensation (net of unvested restricted stock forfeitures)	(98,789)	(1)	5,784	—	—	5,783
Shares repurchased in exchange of options exercised	(51,296)	(1)	(180)	—	—	(181)
Net Income	—	—	—	11,332	—	11,332
Other comprehensive income	—	—	—	—	845	845
Balance at December 31, 2012	64,039,585	$640	$273,479	$(223,644)	$19,106	$69,581
Issuance of restricted stock	1,820,619	18	(18)	—	—	—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(569,288)	(5)	(2,191)	—	—	(2,196)
Common stock issued for option exercises	214,084	2	615	—	—	617
Stock-based compensation (net of unvested restricted stock forfeitures)	(103,188)	(1)	6,777	—	—	6,776
Shares repurchased in exchange of options exercised	(14,036)	—	(55)	—	—	(55)
Shares repurchased as part of share repurchase program	(1,682,191)	(17)	(5,196)	—	—	(5,213)
Net income	—	—	—	11,640	—	11,640
Other comprehensive loss	—	—	—	—	1,243	1,243
Balance at December 31, 2013	63,705,585	$637	$273,411	$(212,004)	$20,349	$82,393
Issuance of restricted stock	1,523,559	15	(15)	—	—	—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(606,844)	(6)	(3,569)	—	—	(3,575)
Common stock issued for option exercises	278,813	3	871	—	—	874
Stock-based compensation (net of unvested restricted stock forfeitures)	(272,500)	(3)	7,487	—	—	7,484
Shares repurchased in exchange of options exercised	(15,000)	—	—	—	—	—
Shares repurchased as part of share repurchase program	(1,109,889)	(11)	(5,933)	—	—	(5,944)
Net income	—	—	—	8,107	—	8,107
Other comprehensive income	—	—	—	—	(3,585)	(3,585)
Balance at December 31, 2014	63,503,724	$635	$272,252	$(203,897)	$16,764	$85,754
The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$8,107	$11,640	$11,332
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	7,484	6,777	5,784
Amortization of deferred financing costs	100	191	99
Depreciation and amortization	7,851	7,374	6,616
Amortization of acquisition-related intangible assets	3,317	3,351	2,454
Non-cash restructuring and other charges	(107)	650	4,167
Provision for doubtful accounts	15	198	(263)
(Gain) loss on disposal of property and equipment	(29)	(33)	2
Deferred income taxes	(173)	(645)	(4,594)
Changes in operating assets and liabilities:
Accounts receivable	2,507	(6,157)	(2,303)
Unbilled receivables	(6,948)	3,384	(352)
Other current assets	1,140	(1,089)	(2,144)
Other assets	(319)	(73)	4,888
Accounts payable	111	1,467	649
Accrued compensation and benefits	(3,224)	1,017	(2,682)
Accrued outsourcing	(1,847)	1,457	(25)
Accrued restructuring	2,638	(1,070)	127
Income taxes payable	250	(124)	(4,926)
Accrued expenses, other current liabilities and other long-term liabilities	(1,800)	(384)	1,642
Deferred revenue	1,384	1,187	(1,948)
Net cash provided by operating activities	20,457	29,118	18,523
Cash flows from investing activities:
Purchases of property and equipment	(8,269)	(9,000)	(8,464)
Proceeds from sale of property and equipment	—	—	727
Cash paid for acquisitions, net of cash acquired	(4,958)	(1,663)	(13,879)
Net cash used in investing activities	(13,227)	(10,663)	(21,616)
Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	7,500	9,550	3,000
Payments of borrowings on revolving line of credit	(7,500)	(9,550)	(3,000)
Proceeds from borrowings on long-term debt	—	300	10,000
Payments of borrowings on long-term debt	—	—	(8,150)
Payments of debt issuance costs	(184)	(420)	—
Payments for share repurchases	(5,944)	(5,213)	—
Proceeds from issuance of common stock under stock option plans	874	1,026	1,358
Payments of deferred acquisition obligations	(1,843)	(1,147)	—
Payments of capital lease obligations	(30)	(35)	(19)
Net cash (used in) provided by financing activities	(7,127)	(5,489)	3,189
Net increase in cash and cash equivalents	103	12,966	96
Effects of exchange rate changes on cash and cash equivalents	(2,077)	104	482
Cash and cash equivalents at beginning of year	38,867	25,797	25,219
Cash and cash equivalents at end of year	$36,893	$38,867	$25,797
The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
Nature of the Business
Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”) provides a suite of globalization solutions to businesses in diverse end markets including technology, internet and media, manufacturing, mobile and telecommunications, life sciences, government, automotive, aerospace and retail. Lionbridge is a leading provider of language, content and testing solutions that enable clients to optimize, release, manage and maintain their technology applications and content globally. Lionbridge’s solutions include product and content globalization; interpretation services; application development and maintenance; software and hardware testing; product certification and competitive analysis. Lionbridge has three operating segments: Global Language and Content (“GLC”), Global Enterprise Solutions (“GES”, formerly referred to as Global Development and Testing, “GDT”) and Interpretation. As part of its GLC solutions, Lionbridge also provides global marketing services and creates and translates technical documentation for clients who market to and support customers in global markets. Lionbridge GLC solutions utilize the Company’s cloud-based technology platform and global service delivery model which make the translation, localization and authoring process more efficient for Lionbridge clients. Through its GES solutions, Lionbridge optimizes and tests and applications and content to ensure the quality, relevance, usability and performance of clients’ applications, online content, consumer technology products and web sites. Lionbridge’s testing services, some of which are offered under the VeriTest brand, also include product certification. Lionbridge has substantial domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model. Lionbridge provides interpretation services for government, business and healthcare organizations that require experienced linguists to facilitate communication. Lionbridge has its head office in the United States, with operations in Europe, Asia, India, North America, South America and Latin America.

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
Revenue Recognition
Lionbridge recognizes revenue as services are performed and amounts are earned. Lionbridge considers amounts to be earned when (1) persuasive evidence of an arrangement has been obtained; (2) services are delivered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees.
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
Lionbridge’s GLC segment includes Translation Workspace, the Company’s hosted proprietary, internet-architected translation memory application that simplifies translation management. This cloud-based application is available to translators on a subscription basis. Cloud-based revenue is billed in advance and generally recognized over the subscription period. Incremental overage fees are recognized in the period incurred.
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
Advertising Costs
Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were approximately $0.2 million, $0.3 million, and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

Foreign Currency Translation
The functional currency for each of Lionbridge’s foreign operations is predominantly the local currency of the country in which those operations are based. Revenues and expenses of foreign operations are translated into U.S. Dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. Dollars at year-end rates of exchange. The Company has recorded net translation losses of $3.4 million for the year ended December 31, 2014 and net gains of $0.8 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively, in accumulated other comprehensive income, which is a component of stockholders’ equity. These unrealized gains and losses are primarily attributable to the fluctuation in value between the U.S. Dollar and the Euro. For the purpose of disclosure of comprehensive income, Lionbridge does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as Lionbridge intends to permanently reinvest undistributed earnings in its foreign subsidiaries.
Realized and unrealized foreign currency transaction gains or losses, arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies, are included in “Other (income) expense, net” in the consolidated statements of operations and resulted in gains of $0.9 million for the year ended December 31, 2014 and losses of $0.9 million and $1.1 million for the years December 31, 2013 and 2012, respectively.

Financial Instruments
Lionbridge may enter into foreign currency forward contracts with commercial banks to hedge exposure to foreign currency assets and liabilities recorded on its balance sheet and utilizes interest rate swaps to manage interest rate risk. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings. The Company had no foreign exchange forward contracts outstanding at December 31, 2014 and 2013.
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
The Company's capitalized costs primarily related to the development of internal financial systems and enhancements of internal products. The following table summarizes the capitalized costs and amortization expenses incurred to develop computer software for internal use for the years ended December 31, 2014, 2013 and 2012, respectively:

(In thousands)	2014	2013	2012
Software developed for internal use	$2,863	$2,785	$3,698
Amortization expenses for software developed for internal use	2,269	2,057	2,156
There were no costs associated with the development of software for internal use that was not yet placed into service as of December 31, 2014 and December 31, 2013. Approximately $1.3 million for 2012 related to costs associated with the development of software for internal use that was not yet placed into service as of December 31, 2012. The capitalized costs placed in service during 2014, 2013 and 2012 are being amortized over two to seven years. Amortization expenses are included in “Depreciation and amortization” in the consolidated statements of operations.
The cost of property and equipment is depreciated over the estimated useful lives of the assets using the straight-line method, based upon the following asset lives:

Period
Computer software and equipment	2 to 7 years
Furniture and office equipment	3 to 10 years
Leasehold improvements	Shorter of remaining lease term or useful life of asset

Goodwill and Other Intangible Assets
Lionbridge assesses the impairment of goodwill and acquisition-related intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models and the market approach. Goodwill is reviewed for impairment on an annual basis. At December 31, 2014 and 2013, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value substantially exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for either year.
The Company evaluates whether there has been an impairment in the carrying value of its long-lived assets, if circumstances indicate that a possible impairment may exist. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset grouping are less than its carrying value. If it is determined that the asset group is impaired then it is written down to its estimated fair value. Factors that could lead to an impairment of its long-lived assets include a worsening in customer attrition rates compared to historical attrition rates, lower than initially anticipated cash flows associated with customer relationships, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, identification of other impaired assets within a reporting unit, disposition of a significant portion of an operating segment, significant negative industry or economic trends, significant decline in the Company’s stock price for a sustained period and a decline in our market capitalization relative to net book value.
Acquisition-related intangible assets arose from acquisitions made prior to 2012 and the acquisitions of Productive Resources, LLC (“PRI”) in June 2012, Virtual Solutions, Inc. (“VSI”) in November 2012, E5 Global Holdings, Inc. (“E5”) in October 2013, Darwin Zone, S.A. ("Darwin") in May 2014 and Clay Tablet Technologies ("Clay Tablet") in October 2014 and consist of the following, which have been or are being amortized on a straight-line basis over the following estimated useful lives, except for the customer relationships related to previous acquisitions, of which a portion is being amortized using an economic consumption method:

Estimated Useful Life
Acquisitions prior to 2012:
Customer relationships	3 to 12 years
Customer contracts	3 to 5 years
Internally developed software	1 to 4 years
PRI, VSI, E5, Darwin and Clay Tablet:
Developed technology	5 years
Core technology	10 years
Customer relationships	2 to 12 years
Non-compete agreements	1 to 5 years
Trademark	1 to 3 years
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
Accounting for Stock-Based Compensation
The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards, which requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date.

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
Concentrations of Credit Risk and Significant Customers
Financial instruments which potentially subject Lionbridge to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with several investment-grade financial institutions. Investments consist of time deposits with maturities less than 30 days. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. Hewlett Packard accounted for approximately 11% of consolidated accounts receivable at December 31, 2014 and 2013. Rolls Royce accounted for approximately 12% of the consolidated accounts receivable at December 31, 2014. No other client individually accounted for more than 10% of consolidated accounts receivable at December 31, 2014 or 2013. Lionbridge generally does not require collateral or other security against trade receivable balances; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.
Fair Value of Financial Instruments
Financial instruments are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2014 and 2013. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. The Company recognizes all derivative financial instruments in our consolidated financial statements at fair value. The Company records changes in the fair value of derivative instruments in earnings unless deferred hedge accounting criteria is met. For derivative instruments designated as fair value hedges, the Company records the changes in fair value of both the derivative instrument and the hedged item in earnings.
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
Other new pronouncements issued but not effective until after December 31, 2014 are not expected to have a material impact on our financial position, results of operations or liquidity.

3.	Acquisitions
Clay Tablet Technologies
On October 3, 2014, the Company acquired 100% of the outstanding shares of Clay Tablet, a Canadian-based privately-held provider of integration software that connects content management systems with translation processes and technologies. Clay Tablet is included in the Company’s GLC operating segment. The acquisition can bring additional value to existing clients and secure new business by helping global marketers effectively engage customers and prospects across channels, platforms and geographies with timely, relevant, digital marketing content.
The total acquisition date fair value of the consideration transferred was estimated at $2.8 million. The assets and liabilities associated with Clay Tablet were recorded at their fair values as of the acquisition date and the amounts as follows:

(In thousands)
Cash	$19
Accounts receivable	286
Other current assets	84
Property and equipment	8
Intangible assets	1,502
Goodwill	1,358
Total assets	3,257
Accounts payable	(83)
Other liabilities	(327)
Fair value of total consideration transferred	$2,847
Intangible assets acquired totaling $1.5 million include customer relationships of $1.2 million, developed software of $0.2 million, a non-compete agreement executed by a key employee (“the Non-Competition Agreement”) of less than $0.1 million and a trade name of less than $0.1 million.
The estimated fair value attributed to the customer relationships was determined based upon a discounted cash flow forecast. Cash flows were discounted at a rate of 23%. The fair value of the customer relationships will be amortized over a period of 5 years on a straight-line basis, which approximates the pattern in which the economic benefits of the acquired customer list are expected to be realized. The fair value of the Non-Compete Agreement will be amortized over 3 years on a straight-line basis, which approximates the pattern in which the economic benefits of the non-compete agreement is expected to be realized.

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies. None of the goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes.
Transaction costs related to this acquisition were approximately $0.1 million during the year ended December 31, 2014 and are included in “Restructuring, impairment and other charges” in the Company’s consolidated statement of operations.
Since the date of the acquisition, October 3, 2014, revenue and earnings attributable to Clay Tablet do not have a material impact within the Company's consolidated financial statements. The proforma results of operations including Clay Tablet as if it were acquired at the beginning of all periods presented were not material to the consolidated operating results of the Company in either period presented.
Darwin Zone, S.A.
On May 16, 2014, the Company acquired 100% of the shares of Darwin. Darwin, a provider of digital marketing solutions, is included in the Company’s GLC operating segment. The acquisition expands the Company’s delivery model for cost efficient digital marketing solutions in the Central America region.
The total acquisition date fair value of the consideration transferred was estimated at $2.4 million. The assets and liabilities associated with Darwin were recorded at their fair values as of the acquisition date and the amounts as follows:

(In thousands)
Cash	$36
Accounts receivable and unbilled receivables	698
Other current assets	115
Property and equipment	206
Intangible assets	824
Goodwill	984
Total assets	2,863
Accounts payable	(222)
Other liabilities	(249)
Fair value of total consideration transferred	$2,392
Intangible assets acquired totaling $0.8 million include customer relationships of $0.7 million, a non-compete agreement executed by a key employee (“the Non-Competition Agreement”) of $0.1 million and a trade name of less than $0.1 million.
The estimated fair value attributed to the customer relationships was determined based upon a discounted cash flow forecast. Cash flows were discounted at a rate of 22%. The fair value of the customer relationships will be amortized over a period of 5 years on a straight-line basis, which approximates the pattern in which the economic benefits of the acquired customer list are expected to be realized. The fair value of the Non-Competition Agreement will be amortized over 5 years on a straight-line basis, which approximates the pattern in which the economic benefits of the non-compete agreement is expected to be realized.
Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies. None of the goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes.
Transaction costs related to this acquisition were less than $0.1 million during the year ended December 31, 2014 and are included in “Restructuring, impairment and other charges” in the Company’s consolidated statement of operations.
The Company has recorded $2.3 million of revenue attributable to Darwin within the Company's consolidated financial statements for the year ended December 31, 2014. Earnings attributable to Darwin did not have a material impact within the Company's consolidated financial statements for the year ended December 31, 2014. The proforma results of operations included Darwin as if it were acquired at the beginning of all periods presented were not material to the consolidated operating results of the Company in any period presented.
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
The Company made an initial cash payment of approximately $1.4 million at closing with an additional $0.2 million of deferred purchase consideration due on the first anniversary of the closing date. Under the terms of the purchase agreement, the former owners of E5 would also be eligible to receive additional cash consideration up to $2.2 million, contingent on the fulfillment of certain revenue-based financial conditions during the two years ended September 30, 2015. Using a discounted cash flow method, the Company recorded an estimated liability related to the earn-out of $0.3 million as of the acquisition date and as of March 31, 2014. On June 30, 2014, the Company and the former owners agreed to the early release of the $0.2 million of deferred consideration. The parties also agreed to satisfaction in full of the Company’s obligations with respect to any contingent payments that may become due in the future in exchange for payment, on June 30, 2014, of $0.2 million to the former owners. As a result of the early payment of the contingent payment for $0.2 million, the Company recorded $0.1 million reduction in expense in restructuring, impairment and other charges in the Company’s consolidated statement of operations.

The total acquisition date fair value of the consideration transferred was estimated at $1.9 million as follows:

(In thousands)
Initial cash payment .	$1,393
Deferred cash payment	225
Fair value of deferred cash payments	309
Fair value of total consideration transferred	$1,927
The assets and liabilities associated with E5 were recorded at their fair values as of the acquisition date and the amounts as follows:

(In thousands)
Cash .	$104
Accounts receivable and unbilled receivables	589
Other assets	104
Intangible assets	397
Goodwill	943
Total assets	2,137
Accounts payable, accrued expenses and other liabilities	(210)
Fair value of total consideration transferred	$1,927
Intangible assets acquired totaling $0.4 million include customer relationships of $0.3 million, non-compete agreements executed by key employees (“the Non-Competition Agreements”) of less than $0.1 million, and a trademark of less than $0.1 million. The estimated fair value attributed to the intangible assets was determined based upon a discounted cash flow forecast using a discount rate of 17%.
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
Transaction costs related to this acquisition were approximately $0.1 million for the year ended December 31, 2014, and are included in “Restructuring, impairment and other charges” in the consolidated statement of operations.
Revenue attributable to E5 within the Company's consolidated financial statements for the year ended December 31, 2013 was not material. Earnings attributable to E5 did not have a material impact within the Company's consolidated financial statements for the year ended December, 31 2013.

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

The Company paid $3.4 million in cash upon closing, $1.0 million of deferred cash consideration, and a $3.0 million contingent potential payable in cash over the course of three years for the acquisition of VSI. The purchase price and goodwill is subject to change upon settlement of post-closing adjustments related to the working capital payment which was completed during December 2012 and the Company paid $0.4 million in January 2013, which is included in the $1.0 million of deferred cash consideration. Using a discounted cash flow method, the Company recorded an estimated liability related to the earn-out of $1.5 million for the three years as of the acquisition date. During the first year, $0.9 million was earned and paid to the former shareholders of VSI in February 2014 based on the achievement of the financial metrics for the first year of the contingent period. The estimated liability for the remaining two years is $1.5 million as of December 31, 2014, of which $0.7 million was paid to the former shareholders of VSI in February 2015 based on the achievement of the financial metrics for the second year of the contingent period.
The total acquisition date fair value of the consideration transferred was estimated at $6.3 million as follows:

(In thousands)
Initial cash payment	$3,449
Fair value of deferred and contingent earn-out cash payments	2,882
Fair value of total consideration transferred	$6,331
The assets and liabilities associated with VSI were recorded at their fair values as of the acquisition date and the amounts as follows:

(In thousands)
Cash	$4
Accounts receivable	529
Other current assets	2
Intangible assets	3,880
Goodwill	3,713
Total assets	8,128
Accounts payable	(20)
Accrued expenses	(29)
Other liabilities	(93)
Deferred tax liabilities	(1,504)
Debt	(151)
Fair value of total consideration transferred	$6,331
Intangible assets acquired totaling $3.9 million include developed technology of $1.7 million, core technology of $1.1 million, customer relationships of $0.9 million, non-compete agreements executed by key employees (“the Non-Competition Agreements”) of $0.2 million, and a trademark of less than $0.1 million.
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
Transaction costs related to this acquisition were $0.1 million for the year ended December 31, 2013, and are included in “Restructuring, impairment and other charges” in the consolidated statements of operations.
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
The total acquisition date fair value of the consideration transferred was estimated at $12.4 million as follows:

(In thousands)
Initial cash payment	$10,457
Fair value of deferred cash payments	1,936
Fair value of total consideration transferred	$12,393

The assets and liabilities associated with PRI were recorded at their fair values as of the acquisition date and the amounts as follows:

(In thousands)
Cash	$27
Accounts receivable	2,077
Unbilled receivables	967
Prepaid and other assets	118
Property and equipment	240
Intangible assets	7,500
Goodwill	5,264
Total assets	16,193
Accounts payable	(82)
Accrued compensation and benefits	(704)
Other liabilities	(62)
Deferred tax liabilities	(2,952)
Fair value of total consideration transferred	$12,393
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
Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies. None of the goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes. Post-closing adjustments related to working capital payment were settled in the second quarter of 2014 and did not result in any changes in goodwill.
The unaudited pro forma information presented in the following table summarizes the Company’s consolidated results of operations for the periods presented, as if the acquisition of PRI had occurred on January 1, 2011. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2012, nor is it intended to be a projection of future results.

Unaudited
Year ended December 31,
(In thousands, except per share amounts)	2012
Revenue	$461,932
Net income	$11,960
Basic earnings per share	$0.20
Diluted earnings per share	$0.20
The Company has recorded $10.9 million and $6.2 million of revenue attributable to PRI within its consolidated financial statements for the years ended December 31, 2013 and 2012, respectively. Earnings attributable to PRI did not have a material impact within the Company's consolidated financial statements for the years ended December 31, 2013 and 2012.

4.	Property and Equipment
Property and equipment consisted of the following at December 31:

(In thousands)	2014	2013
Computer software and equipment	$46,611	$44,183
Furniture and office equipment	3,438	3,595
Leasehold improvements	15,898	12,535
Property and equipment, gross	65,947	60,313
Less: Accumulated depreciation and amortization	(42,325)	(39,345)
Total	$23,622	$20,968
Depreciation and amortization expense was $7.9 million, $7.4 million and $6.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In certain jurisdictions, the Company makes significant improvements or modifications to its leased office space. Where the cost of restoring leased office space to its original condition at the end of the lease is material, the Company measures an asset retirement obligation (“ARO”), which is recorded at fair value proportionately with the improvements or modifications that will result in the future cost of removal. The table below sets forth the rollforward of ARO balances for the years ended December 31, 2014 and 2013:

(In thousands)
Balance at December 31, 2012	$950
Liabilities recorded	560
Liabilities settled	(87)
Accretion expense and currency impact	13
Balance at December 31, 2013	1,436
Liabilities recorded	72
Liabilities settled	(88)
Accretion expense and currency impact	(98)
Balance at December 31, 2014	$1,322
ARO’s are recorded in “Other accrued expenses and other current liabilities” and “Other long-term liabilities” on the consolidated balance sheet.

5.	Goodwill and Acquisition-Related Intangible Assets
Changes in the carrying amount of goodwill on a total consolidated basis and by reportable segment for the years ended December 31, 2014 and 2013 consisted of the following:

(In thousands)	GLC	GES	Interpretation	Total
Balance at December 31, 2012, gross	$125,851	$13,388	$—	$139,239
Accumulated goodwill impairment	(120,587)	—	—	(120,587)
Balance at December 31, 2012, net	5,264	13,388	—	18,652
Acquisition of E5	—	943	—	943
Balance at December 31, 2013, gross	125,851	14,331	—	140,182
Accumulated goodwill impairment	(120,587)	—	—	(120,587)
Balance at December 31, 2013, net	5,264	14,331	—	19,595
Acquisition of Darwin	984	—	—	984
Acquisition of Clay Tablet	1,358	—	—	1,358
Balance at December 31, 2014, gross	128,193	14,331	—	142,524
Accumulated goodwill impairment	(120,587)	—	—	(120,587)
Balance at December 31, 2014, net	$7,606	$14,331	$—	$21,937
Included in “Acquisition-related intangible assets, net” in the Company’s consolidated balance sheet are acquisition-related intangible assets that are subject to amortization. The following table summarizes acquisition-related intangible assets as of December 31, 2014 and 2013, respectively:

	December 31, 2014			December 31, 2013
(In thousands)	Gross Carrying Value	Accumulated Amortization	Balance	Gross Carrying Value	Accumulated Amortization	Balance
Acquired customer relationships	$41,240	$(31,989)	$9,251	$39,390	$(29,564)	$9,826
Acquired customer contracts	14,000	(14,000)	—	14,000	(14,000)	—
Acquired technology	5,327	(3,272)	2,055	5,117	(2,804)	2,313
Non-compete agreements	1,675	(819)	856	1,500	(465)	1,035
Acquired trademark	178	(108)	70	87	(35)	52
Total	$62,420	$(50,188)	$12,232	$60,094	$(46,868)	$13,226

Amortization of acquisition-related intangible assets was $3.3 million, $3.4 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated future annual amortization expense related to these intangible assets is as follows:

Year ended December 31, (in thousands)
2015	$2,923
2016	2,703
2017	2,065
2018	1,067
2019	871
2020 and thereafter	2,603
Total	$12,232
Impairment
Lionbridge has three reporting units: (1) GLC, (2) GES, and (3) Interpretation. As of December 31, 2014 and 2013, no goodwill was assigned to our Interpretation reporting unit. The Company performs an annual impairment test of its goodwill as required under the provisions of ASC 350 on December 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. ASC 350 requires that the impairment test be performed through the application of a two-step process. The first step compares the carrying value of the Company’s reporting units to their estimated fair values as of the test date. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any. As of December 31, 2014 and 2013, the Company performed its annual impairment test for goodwill at the reporting unit level and, after conducting the first step, determined that it was not necessary to conduct the second step as it concluded that the fair value of its reporting units substantially exceeded their carrying value. Accordingly, as of December 31, 2014 and 2013, the Company determined no adjustment to goodwill was necessary.
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
On October 30, 2013, the Company amended and restated the Credit Agreement with HSBC Bank, as Administrative Agent and a lender, and a syndicate of other lenders (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes a $65 million senior secured revolving credit facility, which includes a $10 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing-line loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $35 million, dependent upon certain conditions. The interest rates are in the range of Prime Rate plus 0.25%—1.00% or LIBOR plus 1.25%—2.00% (at the Company’s discretion), depending on certain conditions. This facility expires on October 30, 2018, after which time the Company may need to secure new financing. The Company cannot assure that it will be able to secure new financing, or financing on terms that are acceptable. At December 31, 2014, $27 million was outstanding with an interest rate of 1.41%. The fair value of debt approximates its current value of $27 million as of December 31, 2014, and would be classified as a Level 2 measurement due to the use of inputs based on similar liabilities in the market.
The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in its revolving credit agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other financial covenants as of December 31, 2014.
On January 2, 2015 the Company entered into amended and restated the Credit Agreement discussed above. See note 19—Subsequent Events for further details.

7.	Commitments and Contingencies
Operating Lease Commitments
The Company leases certain equipment and office space under noncancelable agreements which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases (excluding recognition of sublease income) at December 31, 2014 were as follows:

Year ended December 31, (in thousands)
2015	$12,497
2016	9,902
2017	5,840
2018	5,307
2019	6,547
Thereafter	18,079
$58,172
Lionbridge recorded total rental expense of $12.7 million, $13.4 million and $13.5 million in 2014, 2013 and 2012, respectively.
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
Based upon Lionbridge’s historical experience, contractual limitations of liability applicable to such indemnities, and information known as of December 31, 2014, the Company believes its liability on the above guarantees and indemnities at December 31, 2014 not material.
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

8.	Stockholders’ Equity and Stock-Based Compensation
Share Repurchasing Program
On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6 million per year, subject to certain market rate conditions. The Company made the following purchases since the program’s inception:

	2014		2013
(In thousands)	$	Shares	$	Shares
Shares repurchased under our share repurchase program	$5,944	1,110	$5,213	1,682
Stock Option Plans
On May 3, 2011, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2011 Stock Incentive Plan (the “2011 Plan”), which had been previously adopted by the Lionbridge Board of Directors on January 27, 2011 and replaces the Lionbridge 2005 Stock Incentive Plan (the “2005 Plan”). The 2011 Plan, as amended, provides for the issuance of 8,500,000 shares of common stock to officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries in the form of stock options, shares of restricted stock, restricted stock units and other forms of equity. Options to purchase common stock under the 2011 Plan are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 2011 Plan vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to ten years from the date of grant under the 2011 Plan. Under the terms of the 2011 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options granted under the 2011 Plan are amortized using a straight-line basis over the option vesting period. At December 31, 2014, there were 2,701,328 shares available for future grant under the 2011 Plan.
Lionbridge’s 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of incentive and nonqualified stock options. The maximum number of shares of common stock available for issuance under the 2005 Plan is 8,500,000 shares and the 2005 Plan expired on May 3, 2011. There are no options available for future grant under the 2005 Plan. Options to purchase common stock are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to ten years from the date of grant under the 2005 Plan. Under the terms of the 2005 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options are amortized using a straight line basis over the option vesting period.
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

Stock Option Activity
The following table summarizes stock option activity for the year ended December 31, 2014:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	2,231,095	$3.87
Granted	251,810	5.44
Exercised	(278,813)	3.53		$789
Canceled (forfeited and expired)	(142,625)	5.40
Outstanding as of December 31, 2014	2,061,467	$4.00	3.4	$3,811
Vested or expected to vest as of December 31, 2014	1,917,642	$3.80	3.5	$3,756
Exercisable as of December 31, 2014	1,354,845	$3.63	2.3	$2,889

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $5.75 as of December 31, 2014, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date.
The weighted-average grant date fair value of options, as determined under ASC 718 granted during the years ended December 31, 2014, 2013 and 2012 was $4.00, $3.87 and $2.79 per share respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was approximately $0.8 million, $0.4 million and $1.2 million, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2014, 2013 and 2012 was approximately $1.0 million, $0.6 million and $1.7 million, respectively. The total fair value of shares vested during the year ended December 31, 2014, 2013 and 2012 was $0.7 million, $0.7 million and $0.6 million, respectively.
The Company settles employee stock option exercises with newly issued shares of common stock.
Valuation Assumptions for Stock Options
For the years ended December 31, 2014, 2013 and 2012, 251,810, 350,000 and 422,500 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.30 to 2.00%	0.54 to 0.62%	0.50 to 0.83%
Expected volatility	53.6 to 71.7%	58.9 to 66.7%	69.3 to 80.2%
Expected life (years)	4.00—6.25	4.0	4.0
Dividend yield	0%	0%	0%
The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
Restricted Stock Awards
Lionbridge issued 1,421,500 and 193,641 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2011 Stock Incentive Plan, during the year ended December 31, 2014 representing a fair market value of $8.8 million. Of the total 1,615,141 shares of restricted common stock and restricted stock units issued in the year ended December 31, 2014, 1,287,141 have restrictions on disposition which lapse over four years from the date of grant, 35,592 have restrictions on disposition which lapse over thirteen months from the grant date and 328,000 shares of restricted common stock were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance-based stock incentive awards under the Company’s 2011 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will generally lapse upon the achievement of revenue and profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals and records expense accordingly. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee based on percent completion of revenue and profitability targets within the measurement period.

The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2014, 2013 and 2012 was $5.44, $3.90 and $2.80 per share, respectively. The total fair value of restricted stock awards vested during the year ended December 31, 2014, 2013 and 2012 was $5.5 million, $6.9 million and $3.9 million, respectively.
The following table summarizes non-vested restricted stock awards activity for the year ended December 31, 2014:

	Non-vested Number of Restricted Share Awards	Grant Date Fair Value
Non-vested balance at December 31, 2013	4,779,626	$3.39
Granted	1,615,141	5.44
Vested	(1,728,130)	3.15
Forfeited	(300,375)	4.21
Non-vested balance at December 31, 2014	4,366,262	$4.23
The following tables summarize non-vested restricted stock awards activity that are performance based and time-based for the years ended December 31, 2014, 2013 and 2012:

	Non-vested Number of Restricted Share Performance Based Awards	Non-vested Number of Restricted Shares Time-Based Awards
Non-vested balance at December 31, 2011	1,256,000	3,092,825
Granted	412,500	1,678,121
Vested	(285,649)	(1,099,473)
Forfeited	(15,351)	(83,438)
Non-vested balance at December 31, 2012	1,367,500	3,588,035
Granted	377,000	1,391,068
Vested	(567,300)	(1,263,039)
Forfeited	(27,700)	(85,938)
Non-vested balance at December 31, 2013	1,149,500	3,630,126
Granted	328,000	1,287,141
Vested	(412,500)	(1,315,630)
Forfeited	(70,000)	(230,375)
Non-vested balance at December 31, 2014	995,000	3,371,262

	Number of Non-vest Restricted Share Awards	Weighted Avg. Remaining Recognition Period (years)	Unamortized Stock-based Compensation Expense (in thousands)	Aggregate Intrinsic Value (in thousands) (1)
Non-vested Restricted Share Performance Based Awards	995,000	0.98	$723	$5,721
Non-vested Restricted Share Time-Based Awards	3,371,262	2.45	$7,726	$19,378

(1)	Based on difference between closing market value of Company's stock on December 31, 2014 of $5.75 and the exercise price of the awards of $0.00.

Stock-based Compensation
The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance. Total compensation expense related to stock options, performance-based restricted stock awards and time-based restricted stock awards are classified in the condensed consolidated statements of operations line items as follows:

	December 31,
(In thousands)	2014	2013	2012
Cost of revenue	$125	$86	$108
Sales and marketing	2,222	1,257	1,122
General and administrative	5,054	5,385	4,502
Research and development	83	49	52
Total stock-based compensation expense	$7,484	$6,777	$5,784
As of December 31, 2014, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $0.9 million and will be recognized over an estimated weighted-average period of approximately 2.2 years. Lionbridge currently expects to amortize $8.5 million of unamortized compensation in connection with restricted stock awards outstanding as of December 31, 2014 over an estimated weighted-average period of approximately 2.3 years.

9.	Income Taxes
The components of income (loss) before income taxes were as follows:

(In thousands)	2014	2013	2012
United States	$(2,894)	$3,939	$3,626
Foreign	14,377	9,725	4,775
Income before income taxes	$11,483	$13,664	$8,401
The components of the provision for (benefit from) income taxes were as follows:

(In thousands)	2014	2013	2012
Current:
Federal	$70	$144	$208
State	284	279	425
Foreign	3,522	2,246	982
Total current provision	$3,876	$2,669	$1,615
Deferred:
Foreign	$(500)	$(645)	$(99)
Domestic	—	—	(4,447)
Total deferred (benefit) provision	(500)	(645)	(4,546)
Total provision for (benefit from) income taxes	$3,376	$2,024	$(2,931)

The differences between the income tax provision and income taxes computed using the applicable U.S. federal statutory tax rate of 34 percent are as follows for the years ended December 31:

(In thousands)	2014	2013	2012
Statutory tax provision	$3,905	$4,714	$2,856
State income taxes	216	427	704
Tax rate differential for international jurisdictions and related items	(3,266)	(2,245)	(2,209)
Changes in reserves for uncertain tax positions	409	(401)	(901)
Valuation allowance	(325)	(5,143)	(9,676)
Stock-based compensation	329	(9)	(76)
Officers' compensation	625	154	227
Acquisition costs	255	—	—
Foreign exchange gain	453	446	519
Permanent differences	670	1,248	2,353
Rate change on deferred	39	2,156	3,290
Other	66	677	(18)
Effective tax provision (benefit)	$3,376	$2,024	$(2,931)
Lionbridge’s provision for (benefit from) income taxes and our effective income tax rate are significantly impacted by the mix of our domestic and foreign income (loss) before income taxes. Our cost-based transfer pricing model for certain of our foreign affiliates generally results in foreign income. The foreign tax provision on that foreign income is calculated using the enacted statutory rates in those jurisdictions, which currently range from 12.5% to 38.7%. However, in periods where our consolidated income (loss) before income tax is marginal, because of the significance of our foreign operations and our cost-based transfer pricing methodology such foreign profits could exceed consolidated income before taxes and the associated foreign tax provision could result in an overall effective income tax rate that is disproportionate to the consolidated income (loss) before income taxes. Additionally, the provision of a full valuation allowance against our domestic net deferred tax assets results in no U.S. tax benefit recognized for domestic losses, which further impacts the overall consolidated effective income tax rate in periods where the foreign operations have income and the domestic operations reports a loss.
The consolidated deferred tax assets (liabilities) of the Company were as follows at December 31:

(In thousands)	2014	2013
U.S. net operating loss carryforwards	$25,504	$26,130
Foreign net operating loss carryforwards	39,948	46,661
Amortization and depreciation of long-lived assets	(1,589)	(2,287)
Goodwill amortization	2,339	2,743
Reserves and accruals	804	936
Tax credits carryforwards	840	1,138
Stock-based compensation	4,023	6,763
Unrealized foreign exchange (gain) loss	(231)	656
Deferred revenue	415	330
Other	1,292	96
Valuation allowance	(71,724)	(82,038)
Net deferred tax asset	$1,621	$1,128
The net deferred tax assets at December 31, 2014 and 2013 both relate primarily to net operating loss carryforwards in foreign jurisdictions and stock-based compensation.
Lionbridge’s management has evaluated the positive and negative evidence in assessing the realizability of its deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax-planning strategies. Under the applicable accounting standards, management has determined that with the exception of certain foreign tax jurisdictions, it is more-likely-than-not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been maintained against those deferred tax assets.

As of December 31, 2014, management determined that, under the more-likely-than-not standard, certain assets would not be realized and recorded a reduction to net deferred tax assets of $0.6 million. Management reevaluates the need for a valuation allowance periodically based on the weight of positive and negative evidence.
At December 31, 2014, Lionbridge had net operating loss carryforwards for U.S. federal income tax purposes of $74.7 million that may be used to offset future taxable income, which begin to expire in 2020. Of this amount, $10.8 million relates to deductions from the exercise of stock options. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. The Company has federal research and development tax credits which may be used to offset future income tax of $0.1 million, which begin to expire in 2018. Additionally, Lionbridge has non-U.S. net operating loss carryforwards of $154.0 million which begin to expire in 2014.
At December 31, 2014, unrepatriated earnings of non-U.S. subsidiaries totaled $116.3 million. No provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits. Determination of the potential deferred income tax liability on these unrepatriated earnings is not practicable due to uncertainty regarding the remittance structure, the mix of earnings and profits pools in the year of remittance, and the overall complexity of the calculation.
Under the provisions of the Internal Revenue Code, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(In thousands)	Total
Balance at January 1, 2012	$4,493
Additions based on tax positions related to the current year	491
Reductions for tax positions of prior years	(85)
Reductions for audit settlements of prior years	(194)
Reductions due to lapse of applicable statute of limitations	(884)
Balance at December 31, 2012	3,821
Additions based on tax positions related to the current year	305
Reductions for audit settlements of prior years	(7)
Reductions due to lapse of applicable statute of limitations	(541)
Balance at December 31, 2013	3,578
Additions based on tax positions related to the current year	709
Reductions for audit settlements of prior years	—
Reductions due to lapse of applicable statute of limitations	(522)
Balance at December 31, 2014	$3,765
As of December 31, 2014 and 2013, the total amount of unrecognized tax benefits was $3.8 million and $3.6 million, respectively, which, if recognized, would favorably affect the effective income tax rate in future periods. Lionbridge accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. The total amount of accrued interest and penalties related to the Company’s unrecognized tax benefits was $1.5 million and $1.4 million as of December 31, 2014 and 2013, respectively. The Company believes that it is reasonably possible that approximately $0.8 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized by the end of 2015 as a result of a lapse of the statute of limitations. The Company or one of its subsidiaries files income tax returns in the U.S. and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for years 2009 through present. The tax years which remain subject to examination by tax authorities in foreign jurisdictions, as of December 31, 2014, include years 2004 through present. Carryforward attributes that were generated in earlier periods remain subject to examination to the extent the year in which they were used or will be used remains open for examination. Examinations are currently underway in certain jurisdictions including Canada, Finland, and India as of December 31, 2014.
In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under this ASU, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by unrecognized tax benefits. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2013. Lionbridge has elected to early adopt the ASU, however, it does not have a material impact on its financial position or results of operations.

10.	Restructuring Charges
The following table summarizes the restructuring charges for the years ended December 31, 2014, 2013 and 2012, respectively:

(In thousands)	2014	2013	2012
Restructuring charges recorded for employee severance	$4,281	$3,244	$3,273
Restructuring charges recorded for vacated facility/lease termination	246	283	328
Total restructuring charges recorded	$4,527	$3,527	$3,601
Cash payments related to liabilities recorded on exit or disposal activities	$2,513	$4,514	$2,674
For the years ended December 31, 2014, 2013 and 2012, restructuring charges for workforce reductions and additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions are recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. The charges and cash payments are primarily related to the Company's GLC segment.
The following table summarizes the restructuring reserve activity for the years ended December 31, 2014, 2013 and 2012, respectively:

(In thousands)	2014	2013	2012
Beginning balance, January 1	$2,807	$3,794	$2,867
Employee severance:
Restructuring charges recorded	4,281	3,244	3,273
Cash payments related to liabilities recorded on exit or disposal activities	(2,185)	(4,220)	(2,294)
Net employee severance activity	$2,096	$(976)	$979
Vacated facility/lease termination:
Restructuring charges recorded	$—	$35	$—
Changes in estimated liabilities	246	248	328
Cash payments related to liabilities recorded on exit or disposal activities	(328)	(294)	(380)
Net vacated facility/lease termination activity	(82)	(11)	(52)
Ending balance, December 31,	$4,821	$2,807	$3,794
At December 31, 2014, the consolidated balance sheet includes accruals totaling $4.8 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $3.5 million of this will be fully utilized in 2015. The remaining $1.3 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge did not have any financial assets and liabilities as of December 31, 2014 designated as Level 1.

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

Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge has contingent and deferred consideration assumed as a result of the VSI and Clay Tablet acquisitions of $1.8 million as of December 31, 2014 and has contingent and deferred consideration assumed as a result of the VSI and E5 acquisitions of $3.1 million as of December 31, 2013 designated as Level 3. The Company’s contingent purchase consideration is valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. This liability is classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management. The Company determined a probability weighting that is weighted towards VSI achieving the revenue target at the time of acquisition and the discount rate that is based on the company’s weighted average cost of capital which is then adjusted for the time value of money. The probability weighting has been adjusted during the year ended December 31, 2014 as the actual results provide the Company with more reliable information to weight the probability scenarios. The range of probability of achievement weighting was 70%—78%. This adjustment resulted in a $0.1 million increase to the contingent consideration during the year ended December 31, 2014. The discount rate of 17% has remained consistent during the year ended December 31, 2014. The Company believes that any probable changes during future periods to these assumptions will not have a material effect on the contingent considerations. On June 30, 2014 the former owners of E5 agreed to the satisfaction in full of the Company’s contingent payment obligations. This resulted in a $0.1 million decrease to the contingent consideration during the year ended December 31, 2014.

Liabilities measured at fair value on a recurring basis consisted of the following:

December 31, 2014 (in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Accrued acquisition payments	$—	$663	$1,126	$1,789
Accrued acquisition payments, long-term portion	—	—	624	624
Total liabilities carried at fair value	$—	$663	$1,750	$2,413

December 31, 2013 (in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Accrued acquisition payments	$—	$789	$1,389	$2,178
Accrued acquisition payments, long-term portion	—	595	1,691	2,286
Total liabilities carried at fair value	$—	$1,384	$3,080	$4,464
Changes in the fair value of the Company’s Level 3 acquisition related liabilities during the year ended December 31, 2014 and 2013 were as follows:

	Years ended December 31,
(In thousands)	2014	2013
Fair value at the beginning of the period	$3,080	$2,881
Acquisition date fair value of contingent consideration obligations	—	309
Acquisition date fair value of deferred consideration obligations	227	225
Changes in the fair value of acquisition consideration obligations	(33)	650
Payments of deferred consideration obligations	(1,524)	(985)
Fair value at the end of the period	$1,750	$3,080

12.	Employee Benefit Plans
Lionbridge maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees may participate in the 401(k) plan subject to certain eligibility requirements. Under the 401(k) plan, a participant may contribute a maximum of 50% of his or her pre-tax salary, commissions and bonuses through payroll deductions (up to the statutorily prescribed annual limit, or $17,500 in 2014) to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the Board of Directors, Lionbridge may make discretionary profit-sharing contributions into the 401(k) plan for all eligible employees. For the years ended December 31, 2014, 2013 and 2012, discretionary contributions totaled $1.3 million, $1.1 million and $1.0 million, respectively. In addition, the Company maintained defined benefit pension plans for employees in The Netherlands, Poland, France and Norway, a defined contribution plan for employees in Ireland, the United Kingdom, Canada, Slovakia, Denmark, Finland, Sweden, Germany and India, and defined contribution postretirement plans in Italy, Belgium, China, Korea, Japan, Singapore, Thailand and Taiwan resulting in contributions charged to operations of $5.8 million in 2014 and 2013 and $4.0 million in 2012. In total, Lionbridge’s consolidated results of operations include employee benefit contribution charges of $7.1 million, $6.9 million and $5.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company has not provided the disclosures required under ASC 715, “Compensation—Retirement Benefits” (“ASC 715”), for the defined benefit pension plans as the amounts involved are immaterial to the years presented.

13.	Operating Segments and Geographical Information
Lionbridge operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company's CODM is its Chief Executive Officer.
The Company identifies such segments primarily based on nature of services delivered. The Company considered qualitative factors, including the economic characteristics of each operating segment to determine if any qualified for aggregation. More specifically, the Company evaluated the economic characteristics, the nature of products and services, the methods used to provide services, the types of customers, and the nature of the corresponding regulatory environment of its operating segments. As a result, the Company identified the following three reportable segments:
GLC—this segment translates, localizes and adapts clients’ content and products to meet the language, cultural, technical and industry-specific requirements of users in local markets throughout the world. As part of its GLC solutions, Lionbridge also provides global marketing services, creates and translates technical documentation for clients who market to and support customers in global markets and provides engineering and drafting services. Lionbridge GLC solutions utilize the Company’s cloud-based technology platforms and applications, its crowd based translation resources and its global service delivery model, which make the translation, localization and content management processes more efficient for Lionbridge and its clients.
GES—this segment tests applications and online search results to help clients deliver high-quality, relevant applications and content in global markets. The Company’s GES solutions ensure the quality, usability, relevance and performance of clients’ web applications, content, software, search engines, and technology products content globally. As part of its GES offering, Lionbridge also provides specialized professional crowdsourcing services including search relevance testing, in-country testing for mobile devices, and data management solutions.
Interpretation—this segment provides interpretation services for government, business and healthcare organizations that require experienced linguists to facilitate communication. Lionbridge provides interpretation communication services in more than 360 languages and dialects, including onsite interpretation and over-the-phone interpretation services.
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
The table below presents information about the reported net income of the Company for the years ended December 31, 2014, 2013 and 2012. Asset information, other than goodwill, by reportable segment is not reported, since the Company does not produce such information internally.

(In thousands)	GLC	GES	Interpretation	Corporate and Other	Total
December 31, 2014
External revenue	$329,279	$138,645	$22,688	$—	$490,612
Cost of revenue (exclusive of depreciation and amortization)	217,774	97,309	19,454	—	334,537
Depreciation and amortization including acquisition-related intangible assets	5,285	3,216	35	2,632	11,168
Other operating expenses	77,251	19,527	1,892	—	98,670
Segment contribution	28,969	18,593	1,307	(2,632)	46,237
Interest expense and other unallocated items	—	—	—	(34,754)	(34,754)
Income (loss) before income taxes	28,969	18,593	1,307	(37,386)	11,483
Provision for income taxes	—	—	—	3,376	3,376
Net income (loss)	$28,969	$18,593	$1,307	$(40,762)	$8,107
December 31, 2013
External revenue	$321,020	$145,788	$22,388	$—	$489,196
Cost of revenue (exclusive of depreciation and amortization)	215,612	100,323	18,578	—	334,513
Depreciation and amortization including acquisition-related intangible assets	5,082	3,148	32	2,463	10,725
Other operating expenses	75,516	18,807	1,730	—	96,053
Segment contribution	24,810	23,510	2,048	(2,463)	47,905
Interest expense and other unallocated items	—	—	—	(34,241)	(34,241)
Income (loss) before income taxes	24,810	23,510	2,048	(36,704)	13,664
Provision for income taxes	—	—	—	2,024	2,024
Net income (loss)	$24,810	$23,510	$2,048	$(38,728)	$11,640
December 31, 2012
External revenue	$314,740	$119,050	$23,408	$—	$457,198
Cost of revenue (exclusive of depreciation and amortization)	211,555	83,094	19,603	—	314,252
Depreciation and amortization including acquisition-related intangible assets	4,660	1,785	28	2,597	9,070
Other operating expenses	74,008	15,147	1,867	—	91,022
Segment contribution	24,517	19,024	1,910	(2,597)	42,854
Interest expense and other unallocated items	—	—	—	(34,453)	(34,453)
Income (loss) before income taxes	24,517	19,024	1,910	(37,050)	8,401
Benefit from income taxes	—	—	—	(2,931)	(2,931)
Net income (loss)	$24,517	$19,024	$1,910	$(34,119)	$11,332
The following is a breakdown of clients who accounted for greater than 10% of total revenue as of December 31:

	% of Total Revenue
	2014	2013	2012
Microsoft	21%	24%	19%
Google	12%	12%	13%
No other client accounted for greater than 10% of total revenue in 2014, 2013 or 2012. Revenue from Microsoft and Google is included in the revenue of both the GLC and GES segments. Revenue, based on the country in which it is managed, in the United States accounted for approximately $217.1 million, $245.3 million and $211.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Revenue managed in Ireland accounted for approximately $68.7 million, $78.1 million and $80.0 million for the years ended December 31, 2014, 2013 and 2012. No other country individually accounted for more than 10% of total revenue for the years ended December 31, 2014, 2013 and 2012.

A summary of Lionbridge’s revenue and long-lived assets by geographical region is as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Revenue:
Americas	$234,015	$258,471	$224,322
Western Europe	183,564	161,850	166,542
Asia	47,320	59,126	57,821
Eastern Europe	25,713	9,749	8,513
Total	$490,612	$489,196	$457,198
Revenue is presented based on the country in which projects are managed.

	December 31,
(In thousands)	2014	2013
Long-lived assets:
Americas	$17,655	$13,564
Western Europe	5,670	5,804
Asia	4,622	5,697
Eastern Europe	1,352	1,390
Total	$29,299	$26,455
Long-lived assets include “Property and equipment, net” and “Other assets” from the consolidated balance sheets, by the geographic location where the asset resides.

14.	Non-cash Activities and Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
(In thousands)	2014	2013	2012
Non-cash activities:
Property and equipment included in accounts payable	$135	$—	$—
Supplemental disclosure of cash flow information:
Interest paid	403	602	620
Income taxes paid, net	3,478	3,472	2,109

15.	Valuation and Qualifying Accounts
The following table sets forth activity in Lionbridge’s allowance for doubtful accounts:

Year Ended: (in thousands)	Balance at Beginning of Year	Charges to Operations	(Deductions)/ Recoveries	Balance at End of Year
December 31, 2012	$500	13	(263)	$250
December 31, 2013	$250	198	(198)	$250
December 31, 2014	$250	15	(15)	$250
The following table sets forth activity in Lionbridge’s deferred tax asset valuation allowance:

Year Ended: (in thousands)	Balance at Beginning of Year	Additions	(Deductions)	Balance at End of Year
December 31, 2012	$102,455	1,628	(16,709)	$87,374
December 31, 2013	$87,374	3,039	(8,375)	$82,038
December 31, 2014	$82,038	5,373	(15,687)	$71,724

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
Shares used in calculating basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012, respectively, are as follows:

	December 31,
(In thousands)	2014	2013	2012
Weighted-average number of shares of common stock outstanding-basic	60,149	59,989	59,102
Dilutive common stock equivalents relating to options and restricted stock	2,891	2,014	2,017
Weighted-average number of shares of common stock outstanding-diluted	63,040	62,003	61,119
Options and unvested restricted stock outstanding to purchase 0.2 million, 1.8 million and 2.2 million shares of common stock for the years ended December 31, 2014, 2013 and 2012, respectively, were not included in the calculations of diluted net income per share, as their effect would be anti-dilutive.

17.	Other Current Assets, Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
The follow table presents the components of selected balance sheet items at December 31:

(In thousands)	2014	2013
Other current assets:
Deferred project costs	$2,555	$3,872
Prepaid income tax	3,009	2,592
Other prepaid expenses	2,787	3,522
Deferred tax asset, short-term	1,148	1,276
Other current assets	2,591	1,676
Total other current assets	$12,090	$12,938
Accrued expenses and other current liabilities:
Accrued acquisition payments	$1,789	$2,178
Accrued volume discounts	384	1,314
Other accrued expenses	5,962	5,111
Deferred tax liability, short-term	1,167	904
Other current liabilities	1,183	1,648
Total accrued expenses and other current liabilities	$10,485	$11,155
Other long-term liabilities:
Pension and post retirement obligations, long-term portion	$2,427	$2,452
Accrued acquisition payments, long-term portion	624	2,286
Accrued income tax uncertainties	4,572	5,115
Accrued restructuring, long-term portion	1,329	1,606
Other long-term liabilities	4,834	1,713
Total other long-term liabilities	$13,786	$13,172
In connection with the lease of the Company's headquarters in Waltham, Massachusetts executed in March 2014, the Company's landlord funded $2.7 million in leasehold improvements during the year ended December 31, 2014. The capitalized leasehold improvements are being amortized over eleven years, the remaining life of the lease, and are reflected in property and equipment, net on the consolidated balance sheets. The leasehold improvements funded by the landlord are treated as lease incentives. Accordingly, the $2.7 million funded by the landlord was recorded as a deferred rent liability and is reflected on other long-term liabilities on the consolidated balance sheets. The deferred rent liability is being amortized over eleven years, the remaining life of the lease. As of December 31, 2014, $2.5 million is reflected on other long-term liabilities.

18.	Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following at December 31:

(In thousands)	2014	2013
Cumulative foreign currency translation adjustments	$16,183	$19,589
Unfunded projected benefit obligation	581	760
Accumulative other comprehensive income	$16,764	$20,349

19.	Subsequent events
On January 7 2015, the Company acquired CLS Holding AG ("CLS"), a global language service provider headquartered in Switzerland. The transaction was effected through the purchase of (a) 100% of the outstanding shares of Tuscany Holding AG, a holding company that holds 68.9% of the outstanding shares of CLS Holding and (b) 31.1% of the shares of CLS Corporate Language Services Holding AG held by certain management sellers. The Company made an initial cash payment of approximately Fr.71.8 million Swiss Francs, or approximately $71.4 million US Dollars (at January 7, 2015 exchange rate). Due to the timing of this acquisition, certain disclosures, including the preliminary allocation of the purchase price, have been omitted from this Annual Report on Form 10-K because the initial accounting for the business combination was incomplete as of the filing date. The Company expects the preliminary allocation of the purchase price and other disclosures to be included in the Company's Quarterly Report on Form 10-Q for the first quarter of 2015.
On January 2, 2015 in order to fund the CLS Holding AG acquisition the Company amended and restated the Credit Agreement with HSBC Bank, as Administrative Agent and a lender, and a syndicate of other lenders (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes (a) a $100 million senior secured revolving credit facility, which includes a $10 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing-line loans and (b) a senior secured term loan facility in an aggregate amount of $35 million. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $65 million, dependent upon certain conditions. The interest rates are in the range of Prime Rate plus 0.25%—1.00% or LIBOR plus 1.25%—2.00% (at the Company’s discretion), depending on certain conditions. Both facilities expire after five years from the date of entering into the proposed amendment, after which time the Company may need to secure new financing. The Company cannot assure that it will be able to secure new financing, or financing on terms that are acceptable.
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
Date: March 6, 2015

LIONBRIDGE TECHNOLOGIES, INC. (Registrant)

By:	/s/ DONALD M. MUIR
Donald M. Muir Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
POWER OF ATTORNEY AND SIGNATURES
We, the undersigned officers and directors of Lionbridge Technologies, Inc., hereby severally constitute and appoint Marc Litz and Donald M. Muir, our true and lawful attorney, with full power to him singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Lionbridge Technologies, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.
Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ RORY J. COWAN	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 6, 2015
Rory J. Cowan

/S/ DONALD M. MUIR	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2015
Donald M. Muir

/S/ GUY L. DE CHAZAL	Director	March 6, 2015
Guy L. de Chazal

/S/ CLAUDE P. SHEER	Director	March 6, 2015
Claude P. Sheer

/S/ PAUL KAVANAGH	Director	March 6, 2015
Paul Kavanagh

/S/ EDWARD A. BLECHSCHMIDT	Director	March 6, 2015
Edward A. Blechschmidt

/S/ STEVEN R. FISHER	Director	March 6, 2015
Steven R. Fisher

/S/ JACK NOONAN	Director	March 6, 2015
Jack Noonan

/S/ MICHAEL G. DALLAS	Director	March 6, 2015
Michael G. Dallas

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2014

Exhibit No.	Exhibit

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Amended and Restated By-laws of Lionbridge Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-26933) on October 30, 2008, and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

10.1**
Form of Restricted Stock Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) on November 14, 2005, and incorporated herein by reference).

10.2**
Form of Incentive Stock Option Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on November 14, 2005, and incorporated herein by reference).

10.3**
Form of Non-Qualified Stock Option Agreement For Officers and Employees under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) on November 14, 2005, and incorporated herein by reference).

10.4**	Lionbridge Deferred Compensation Plan for Independent Directors (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) on May 25, 2007, and incorporated herein by reference).

10.5**	Form of Restricted Stock Unit Agreement for Independent Directors (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) on May 25, 2007, and incorporated herein by reference).

10.6**
Form of Non-Qualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-26933) on May 25, 2007, and incorporated herein by reference).

10.7
Lease amendment dated as of May 1, 2007, between Société Civile Immobilière Core Sophia and Lionbridge Technologies SARL (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No: 000-26933) for the quarter ended June 30, 2007, and incorporated herein by reference).

10.8
Lease dated January 17, 2010, between Huan-Yi Enterprises Co., Ltd, Liao-Su-Jen and Lionbridge of Europe B.V. Taiwan Branch (filed as Exhibit 10.31 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.9
Lease dated April 23, 2010, between Fata Assicurazioni Danni SpA and Lionbridge Italy Srl (filed as Exhibit 10.33 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2010, and incorporated herein by reference).

10.10
Lease dated as of May 12, 2010, between Promociones Inmobiliarias Capital 7, SL and Lionbridge Espana SL (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.11
Lease dated as of June 22, 2010, between Dominion Corporate Trustees Limited and Dominion Trust Limited and Lionbridge (UK) Limited (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended June 30, 2010, and incorporated herein by reference).

10.12
Office Lease dated February 24, 2011, between Columbia Tech Center LLC and Lionbridge Technologies, Inc. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2011, and incorporated herein by reference).

10.13
Lease effective September 1, 2011, between Coventry University Enterprises Limited and Lionbridge (UK) Limited (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2011, and incorporated herein by reference).

10.14
Lease executed September 15, 2011, between IEF Capital Vastgoed Rietveld (Amseterdam Overschiestraat) B.V. and Lionbridge Technologies B.V. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2011, and incorporated herein by reference).

Exhibit No.	Exhibit

10.15
Amendment to Lease between Marite Oy and Lionbridge Oy executed September 15, 2011, (filed as Exhibit 10.53 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2011, and incorporated herein by reference).

10.16
Commercial Lease Agreement between WH2005/NIAM III East Holding Ltd and Lionbridge Testing Services Oy executed October 28, 2011, (filed as Exhibit 10.56 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2011, and incorporated herein by reference).

10.17
Sixth Amendment to Lease dated February 29, 2012, between Gewerbezentrum Unterhaching Landthaler AG & Co. KG and Lionbridge Deutschland GmbH (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2012, and incorporated herein by reference).

10.18
Office lease dated March 13, 2012, between Jarminski Survivors Trust and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2012, and incorporated herein by reference).

10.19
Eighth Amendment to the Lease Agreement dated as of August 7, 2012, between Sterling Realty Organization Co. and Lionbridge Technologies, Inc. (filed as Exhibit 10.34 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2013, and incorporated herein by reference).

10.20
Lease dated November 16, 2012, between Mitsubishi Estate Co., Ltd. and Lionbridge Japan K.K. (filed as Exhibit 10.35 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2013, and incorporated herein by reference).

10.21
Office Lease dated March 19, 2013, between M/s. Reliable Exports and Lionbridge Technologies Private Limited (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2013, and incorporated herein by reference).

10.22
Lease Agreement dated June 7, 2013, between Beijing Tonshun Real Estate Development Co., Ltd. and Beijing Lionbridge Global Solutions Technologies, Inc. (filed as Exhibit 10.37 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2013, and incorporated herein by reference).

10.23
Lease Agreement dated June 19, 2013, between Beijing Tonshun Real Estate Development Co. Ltd. and Lionbridge (Beijing) Technologies Inc. (filed as Exhibit 10.38 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2013, and incorporated herein by reference).

10.24
Lease Agreement dated November 21, 2013, between National IT Industry Promotion Agency and L10nbridge Korea Co. Ltd. (filed as Exhibit 10.39 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2013, and incorporated herein by reference).

10.25
Lease Agreement dated December 6, 2013, between YAWA 9 Sp. zo.o and Lionbridge Poland Sp. zo.o (filed as Exhibit 10.40 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2013, and incorporated herein by reference).

10.26
Deed of Lease effective December 12, 2013, between Ascendas IT Park (Chennai) Limited and Lionbridge Technologies Private Limited (filed as Exhibit 10.41 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2013, and incorporated herein by reference).

10.27
Agreement for Services effective December 12, 2013, between Ascendas IT Park (Chennai) Limited and Lionbridge Technologies Private Limited (filed as Exhibit 10.42 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2013, and incorporated herein by reference).

10.28**
Form of Indemnification Agreement between Lionbridge Technologies, Inc. and its Officers and Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2003, and incorporated herein by reference).

10.29**
Non-competition Agreement between the Lionbridge Technologies, Inc. and Henri Broekmate dated March 24, 2004, (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2004, and incorporated herein by reference).

10.30**
Form of Restricted Stock Unit Award Agreement under the Lionbridge 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2006, and incorporated herein by reference).

10.31**
Rory Cowan Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on September 20, 2006, and incorporated herein by reference).

10.32**	Rory Cowan Performance-Based Stock Option Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) on September 20, 2006, and incorporated herein by reference).

Exhibit No.	Exhibit

10.33**
Employment and Business Protection Agreement, effective as of September 17, 2007, between Donald M. Muir and Lionbridge Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on September 11, 2007, and incorporated herein by reference).

10.34**
Amended and Restated Employment Agreement dated November 7, 2013 between Rory J. Cowan and Lionbridge Technologies, Inc. (filed as Exhibit 10.52 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2013, and incorporated herein by reference).

10.35**
Form of Management Incentive Plan Agreement for Executive Officers (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 0000-26933) on February 10, 2010, and incorporated herein by reference).

10.36**
Offer Letter dated November 22, 2010, between Lionbridge Technologies, Inc. and Mr. Marc Osofsky (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2012, and incorporated herein by reference).

10.37**
Form of 2013 Performance-Based Restricted Stock Agreement (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2013, and as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on January 9, 2013, and incorporated herein by reference).

10.38**
Form of 2013 Performance-Based Restricted Share Unit Agreement (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File. No. 000-26933) for the quarter ended March 31, 2013, and as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on January 9, 2013, and incorporated herein by reference).

10.39**
Offer Letter between Richard Tobin and Lionbridge Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2013, and as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on September 17, 2013, and incorporated herein by reference.)

10.40**
Business Protection Agreement between Richard Tobin and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2013, and as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on September 17, 2013, and incorporated herein by reference.)

10.41**
Amended and Restated Lionbridge Change of Control Plan (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) on September 17, 2013, and as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on November 5, 2008, and incorporated herein by reference).

10.42**
Amended and Restated Lionbridge Change of Control Agreement between Lionbridge and Executive Officers (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) on September 17, 2013, and as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on November 5, 2008, and incorporated herein by reference.)

10.43**
Amended and Restated Lionbridge Technologies, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) (filed as Exhibit 10.1 to the Registration Statement on Form S-8 (File No. 333-188546) on May 10, 2013, and incorporated herein by reference).

10.44**
Form of Non-Qualified Stock Option Agreement (For Officers and Employees) under the 2011 Plan (filed as Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-174241) on May 16, 2011, and incorporated herein by reference).

10.45**
Form of Non-Qualified Stock Option Agreement (For Non-Employee Directors) under the 2011 Plan (filed as Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-174241) on May 16, 2011, and incorporated herein by reference).

10.46**	Form of Restricted Stock Agreement under the 2011 Plan (filed as Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-174241) on May 16, 2011, and incorporated herein by reference).

10.47**
Form of Restricted Stock Unit Agreement under the 2011 Plan (filed as Exhibit 10.5 to the Registration Statement on Form S-8 (File No. 333-174241) on May 16, 2011, and incorporated herein by reference).

10.48**
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2011 Plan (filed as Exhibit 10.6 to the Registration Statement on Form S-8 (File No. 333-174241) on May 16, 2011, and incorporated herein by reference).

Exhibit No.	Exhibit

10.49
Amended and Restated Credit Agreement among Lionbridge Technologies, Inc., HSBC National Bank NA as Administrative Agent and the Parties named therein, dated October 30, 2013 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on October 31, 2013, and incorporated herein by reference).

10.50
Omnibus Amendment dated as of October 20, 2013, among Lionbridge Technologies, Inc., the Credit Parties named therein, and HSBC National Bank NA as Administrative Agent (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on October 31, 2013, and incorporated herein by reference).

10.51
Deed of Confirmation of Lionbridge International dated as of October 30, 2013 (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) on October 31, 2013, and incorporated herein by reference).

10.52
Deed of Confirmation of Lionbridge Luxembourg SARL dated as of October 30, 2013 (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) on October 31, 2013, and incorporated herein by reference).

10.53
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

10.54**
Form of MIP Agreement for Executive Officers 2014 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on February 4, 2014, and as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2014, and incorporated herein by reference).

10.55**
Amended and Restated Compensation Plan for Independent Directors (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on February 4, 2014, and as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2014, and incorporated herein by reference).

10.56
Lease between Lionbridge and BP Bay Colony LLC dated as of March 26, 2014 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on March 27, 2014, and as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2014, and incorporated herein by reference).

10.57
Second Amended and Restated Credit Agreement among Lionbridge Technologies, Inc., Lionbridge International, HSBC Bank USA, NA and the other parties named therein, dated as of January 2, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on January 6, 2015, and incorporated herein by reference).

10.58
Omnibus Amendment No. 2 to Collateral Agreements related to the Amended and Restated Credit Agreement among Lionbridge Technologies, Inc., Lionbridge International, HSBC Bank USA, NA and the other parties named therein, dates as of January 2, 2015 (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on January 6, 2015, and incorporated herein by reference).

10.59
Deed of Confirmation of Lionbridge International dated as of January 2, 2015 (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) on January 6, 2015, and incorporated herein by reference).

10.60
Deed of Confirmation of Lionbridge Luxembourg and Lionbridge Technologies, Inc. dated as of January 2, 2015 (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) on January 6, 2015, and incorporated herein by reference).

10.61
Share Pledge Agreement dated as of January 29, 2015 between Lionbridge International and HSBC Bank USA NA, regarding CLS Communication AG (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on February 4, 2015, and incorporated herein by reference).

10.62
Share Pledge Agreement dated as of January 29, 2015 between Lionbridge International and HSBC Bank USA NA, regarding Tuscany Holding AG (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on February 4, 2015, and incorporated herein by reference).

10.63	Form of MIP Agreement for Executive Officers (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on February 6, 2015, and incorporated herein by reference).

Exhibit No.	Exhibit

14.1*	Lionbridge Technologies, Inc. Code of Conduct effective October 15, 2014.

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (included on signature page)

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

101
The following financial information from Lionbridge Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 6, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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