Form 10-Q
period 2015-03-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2015-05-11
CIK 1058299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 4, 2015 was 64,336,622.

LIONBRIDGE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$25,225	$36,893
Accounts receivable, net of allowance of $250 at March 31, 2015 and December 31, 2014	78,664	66,479
Unbilled receivables	27,986	25,843
Other current assets	17,338	12,090
Total current assets	149,213	141,305
Property and equipment, net	25,750	23,622
Goodwill	61,589	21,937
Acquisition-related intangible assets, net	45,566	12,232
Other assets	7,288	5,677
Total assets	$289,406	$204,773
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,407	$—
Accounts payable	26,244	21,885
Accrued compensation and benefits	21,451	17,249
Accrued outsourcing	10,489	10,429
Accrued restructuring	3,587	3,492
Income taxes payable	3,794	2,123
Accrued expenses and other current liabilities	11,364	10,485
Deferred revenue	10,667	11,866
Total current liabilities	90,003	77,529
Long-term debt, net of current portion	90,672	27,000
Deferred income taxes, long-term	4,710	704
Other long-term liabilities	21,367	13,786
Total liabilities	206,752	119,019
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 64,363,945 and 63,503,724 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	644	635
Additional paid-in capital	269,862	272,252
Accumulated deficit	(200,802)	(203,897)
Accumulated other comprehensive income	12,950	16,764
Total stockholders’ equity	82,654	85,754
Total liabilities and stockholders’ equity	$289,406	$204,773
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014
Revenue	$136,807	$120,205
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	90,550	83,079
Sales and marketing	11,975	9,920
General and administrative	23,868	20,346
Research and development	2,015	1,739
Depreciation and amortization	2,251	1,849
Amortization of acquisition-related intangible assets	998	798
Restructuring and other charges	2,938	335
Total operating expenses	134,595	118,066
Income from operations	2,212	2,139
Interest expense:
Interest on outstanding debt	484	149
Amortization of deferred financing charges	90	27
Interest income	16	19
Other (income), net	(2,513)	(348)
Income before income taxes	4,167	2,330
Provision for income taxes	1,072	448
Net income	$3,095	$1,882

Net income per share of common stock:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03
Weighted average number of common shares outstanding:
Basic	60,415	60,208
Diluted	62,324	63,506
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Net income	$3,095	$1,882
Other comprehensive income (loss):
Impact to revalue unfunded projected benefit obligation, net of tax of $0	2	(2)
Foreign currency translation adjustment, net of tax of $0	(3,816)	(431)
Comprehensive (loss) income	$(719)	$1,449
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$3,095	$1,882
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	1,790	1,814
Amortization of deferred financing charges	90	27
Depreciation and amortization	2,251	1,849
Amortization of acquisition-related intangible assets	998	798
Non-cash restructuring and other charges	—	47
Gain on disposal of property and equipment	(15)	—
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(3,628)	3,575
Unbilled receivables	(1,973)	(9,635)
Other current assets	(2,951)	(583)
Other assets	65	809
Accounts payable	2,899	(790)
Accrued compensation and benefits	(2,509)	(1,423)
Accrued outsourcing	(397)	233
Accrued restructuring	332	17
Income tax payable	(522)	75
Accrued expenses and other current liabilities and other long-term liabilities	(4,236)	(2,638)
Deferred revenue	(812)	(682)
Net cash used in operating activities	(5,523)	(4,625)
Cash flows from investing activities:
Purchases of property and equipment	(2,533)	(1,806)
Cash paid for acquisitions, net of cash acquired	(65,068)	—
Net cash used in investing activities	(67,601)	(1,806)
Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	106,967	—
Payments of borrowings on revolving line of credit	(33,086)	—
Payments of acquired debt	(6,454)	—
Payments of debt issuance costs	(1,369)	(84)
Payments for share repurchases	(1,389)	—
Proceeds from issuance of common stock under stock option plans	165	573
Payments of deferred acquisition obligations	(759)	(974)
Payments of capital lease obligations	(3)	(9)
Net cash provided by (used in) financing activities	64,072	(494)
Net decrease in cash and cash equivalents	(9,052)	(6,925)
Effects of exchange rate changes on cash and cash equivalents	(2,616)	(80)
Cash and cash equivalents at beginning of period	36,893	38,867
Cash and cash equivalents at end of period	$25,225	$31,862
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
Nature of the Business
The accompanying consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, all of a normal recurring nature, necessary for the fair statement of results for the periods presented. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with U.S. generally accepted accounting principles (“GAAP”). The consolidated balance sheet data as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP for annual financial statements. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

2.	Stockholders’ Equity and Stock-Based Compensation
Restricted Stock Awards
Lionbridge issued 1,593,500 and 76,500 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2011 Stock Incentive Plan, during the three months ended March 31, 2015 representing a fair market value of $8.7 million. Of the total 1,670,000 shares of restricted common stock and restricted stock units issued in the three months ended March 31, 2015, 1,338,000 have restrictions on disposition which lapse over four years from the date of grant and 332,000 shares of restricted common stock were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance-based stock incentive awards under the Corporation’s 2011 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will generally lapse upon the achievement of revenue and profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals and records expense accordingly. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee in accordance with the forfeiture table per the grant agreements.
Stock-based Compensation
The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance. Total compensation expense related to stock options, performance-based restricted stock awards and time-based restricted stock awards are classified in the consolidated statements of operations line items as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Cost of revenue	$20	$20
Sales and marketing	431	521
General and administrative	1,322	1,250
Research and development	17	23
Total stock-based compensation expense	$1,790	$1,814
As of March 31, 2015, future compensation cost related to unvested stock options, less estimated forfeitures, is approximately $1.0 million and will be recognized over an estimated weighted-average period of approximately 2.5 years.

Lionbridge currently expects to amortize $14.4 million of unamortized compensation in connection with restricted stock awards outstanding as of March 31, 2015 over an estimated weighted-average period of approximately 2.7 years.
Share Repurchasing Program
On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years commencing in the second quarter of 2013. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6 million per year, subject to certain market rate conditions. The Company's share repurchases were as follows:

	Three Months Ended
	March 31, 2015		March 31, 2014
(In thousands)	$	Shares	$	Shares
Shares repurchased under our share repurchase program	$1,389	254	$—	—
Since the program's inception, the Company has repurchased 3.0 million shares for a total value of $12.5 million.

3.	Unbilled Receivables and Deferred Revenue
Unbilled receivables generally represent revenue recognized not yet billed. Unbilled receivables are calculated for each individual project based on the proportional delivery of services at the balance sheet date. Billing of amounts in unbilled receivables occurs according to customer-agreed payment schedules or upon completion of specified project milestones. All of Lionbridge’s projects in unbilled receivables are expected to be billed and collected within 1 year.
Deferred revenue generally represents advance billings to customers. Deferred revenue is calculated for each individual project and constitutes a performance obligation for which revenue will be recognized as services are delivered.

4.	Debt
On January 2, 2015, the Company amended and restated the Company's Credit Agreement with HSBC Bank, as Administrative Agent and a lender, and a syndicate of other lenders (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes a $100 million senior secured revolving credit facility, which includes a $10 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing-line loans and (b) a senior secured term loan facility in an aggregate amount of $35 million. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $65 million, dependent upon certain conditions. The interest rates are in the range of Prime Rate plus 0.25%—1.00% or LIBOR plus 1.25%—2.00% (at the Company’s discretion), depending on certain conditions. Both facilities expire after five years from the date of entering into the Amended and Restated Credit Agreement, after which time the Company may need to secure new financing. The Company cannot assure that it will be able to secure new financing, or financing on terms that are acceptable. At March 31, 2015, $59.4 million was outstanding on the senior secured revolving credit facility, which is fully denominated in the Euro, with an interest rate of 1.81%. At March 31, 2015, $33.7 million was outstanding on the senior secured term loan facility, which is partially denominated in the Euro, with an interest rate of 1.90%. The debt is being serviced primarily in Ireland as the Company believes Ireland will continue to generate earnings in future periods allowing the Company to pay down the debt. The fair value of total debt approximates its current value of $93.1 million at March 31, 2015 and would be classified as a Level 2 fair value measurement due to the use of inputs based on similar liabilities in the market.
The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in the Amended and Restated Credit Agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other covenants as of March 31, 2015.

5.	Net Income per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and unvested restricted stock, as determined using the treasury stock method. Shares used in calculating basic and diluted earnings per share for the three months ended March 31, 2015 and 2014, respectively, are as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Weighted-average number of shares of common stock outstanding-basic	60,415	60,208
Dilutive common stock equivalents relating to options and restricted stock	1,909	3,298
Weighted-average number of shares of common stock outstanding-diluted	62,324	63,506
Options and unvested restricted stock to purchase 0.1 million and 0.4 million shares of common stock for the three months ended March 31, 2015 and 2014, respectively, were not included in the calculation of diluted net income per share as their effect would be anti-dilutive.

6.	Restructuring Charges
The following table summarizes the restructuring charges for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
(In thousands)	2015	2014
Restructuring charges recorded for reduction in workforce and other	$1,735	$218
Changes in estimated liabilities for vacated facility/lease termination	(106)	53
Total restructuring charges recorded	$1,629	$271
Cash payments related to liabilities recorded on exit or disposal activities	$1,813	$294
For the three months ended March 31, 2015 and 2014, restructuring charges for workforce reductions primarily within the GLC segment and changes in estimated liabilities for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions are recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. The charges and cash payments are primarily related to the Company's GLC segment.
The following table summarizes the restructuring accrual activity for the three months ended March 31, 2015 and 2014, respectively, by category:

(In thousands)	2015	2014
Beginning balance, January 1	$4,821	$2,807
Employee related matters:
Restructuring charges recorded	1,735	218
Cash payments	(1,742)	(271)
Net employee severance activity	(7)	(53)
Vacated facility/Lease termination:
Changes in estimated liabilities	(106)	53
Cash payments	(71)	(23)
Net vacated facility/lease termination activity	(177)	30
Ending balance, March 31	$4,637	$2,784
At March 31, 2015, the Company’s consolidated balance sheet includes accruals totaling $4.6 million related to employee termination costs and vacated facilities. Lionbridge currently anticipates that approximately $3.6 million of these will be fully paid within twelve months. The remaining $1.0 million relates to lease obligations on unused facilities expiring through 2026 and is included in other long-term liabilities on the Company’s consolidated balance sheet.

7.	Income Taxes
The provision for income taxes for the three months ended March 31, 2015 and 2014 was $1.1 million and $0.4 million, respectively. The provision for income taxes for the three months ended March 31, 2015 and 2014 consisted primarily of taxes on income in foreign jurisdictions, interest, and penalties recorded in relation to the Company’s uncertain tax positions.
The balance of unrecognized tax benefits at March 31, 2015, not including interest and penalties, was $4.0 million, which, if recognized, would affect the effective income tax rate in future periods. Lionbridge also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At March 31, 2015, Lionbridge had approximately $1.6 million of interest and penalties accrued related to unrecognized tax benefits. The Company believes that it is reasonably possible that approximately $0.8 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.
The Company conducts business globally and in the normal course of business is subject to examination by local, state and federal jurisdictions in the United States as well as in multiple foreign jurisdictions. Currently, no Internal Revenue Service audits are underway and audits in China, Finland, France, Poland and India are in varying stages of completion. Open audit years are dependent upon the tax jurisdiction and range from 2003 to present.
At March 31, 2015, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely.
Lionbridge’s management has evaluated the positive and negative evidence as it relates to the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered Lionbridge’s history of losses and concluded that, with the exception of certain foreign tax jurisdictions, it is more-likely-than-not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been maintained against those tax assets. As a result, no income tax benefit has been recorded for the losses incurred in the U.S. and certain foreign jurisdictions during the three months ended March 31, 2015.

8.	Operating Segments
Lionbridge operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company's CODM is the Company's Chief Executive Officer.
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
Global Language and Content ("GLC")—this segment translates, localizes and adapts clients’ content and products to meet the language, cultural, technical and industry-specific requirements of users in local markets throughout the world. As part of its GLC solutions, Lionbridge also provides global marketing services, creates and translates technical documentation for clients who market to and support customers in global markets and provides engineering and drafting services. Lionbridge GLC solutions utilize the Company’s cloud-based technology platforms and applications, its crowd based translation resources and its global service delivery model, which make the translation, localization and content management processes more efficient for Lionbridge and its clients.
Global Enterprise Solutions ("GES")—this segment tests applications and online search results to help clients deliver high-quality, relevant applications and content in global markets. The Company’s GES solutions ensure the quality, usability, relevance and performance of clients’ web applications, content, software, search engines, and technology products content globally. As part of its GES offering, Lionbridge also provides specialized professional crowdsourcing services including search relevance testing, in-country testing for mobile devices, and data management solutions.
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

The table below presents information about the Company’s segment data for the three months ended March 31, 2015 and 2014. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

(In thousands)	GLC	GES	Interpretation	Corporate and Other	Total
Three Months Ended March 31, 2015
External revenue	$97,802	$33,472	$5,533	$—	$136,807
Cost of revenue (exclusive of depreciation and amortization)	62,486	23,251	4,813	—	90,550
Depreciation and amortization including acquisition-related intangible assets	1,749	701	9	790	3,249
Other operating expenses	23,824	4,767	621	—	29,212
Segment contribution	9,743	4,753	90	(790)	13,796
Interest expense and other unallocated items	—	—	—	(9,629)	(9,629)
Income (loss) before income taxes	9,743	4,753	90	(10,419)	4,167
Provision for income taxes	—	—	—	1,072	1,072
Net income (loss)	$9,743	$4,753	$90	$(11,491)	$3,095
Three Months Ended March 31, 2014
External revenue	$81,417	$33,271	$5,517	$—	$120,205
Cost of revenue (exclusive of depreciation and amortization)	54,723	23,657	4,699	—	83,079
Depreciation and amortization including acquisition-related intangible assets	1,262	797	9	579	2,647
Other operating expenses	18,979	5,115	425	—	24,519
Segment contribution	6,453	3,702	384	(579)	9,960
Interest expense and other unallocated items	—	—	—	(7,630)	(7,630)
Income (loss) before income taxes	6,453	3,702	384	(8,209)	2,330
Provision for income taxes	—	—	—	448	448
Net income (loss)	$6,453	$3,702	$384	$(8,657)	$1,882

9.	Goodwill and Acquisition-Related Intangible Assets
Lionbridge assesses the impairment of goodwill and acquisition-related intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models and the market approach. In addition, goodwill is reviewed for impairment on an annual basis. At December 31, 2014, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value substantially exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling and the market approach. As a result, no impairment was recorded for the year ended December 31, 2014. There were no events or changes in circumstances during the three months ended March 31, 2015 which indicated that an assessment of the impairment of goodwill and acquisition-related intangible assets was required.
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

Intangible assets arose from acquisitions made prior to 2011 and the acquisitions of Productive Resources ("PRI") in June 2012, Virtual Solutions, Inc. ("VSI") in November 2012, E5 Global Holdings, Inc. ("E5") in October 2013, Darwin Zone, S.A. ("Darwin") in May 2014, Clay Tablet ("CTT") in October 2014 and CLS Communication ("CLS") in January 2015. Intangibles arising from acquisitions made prior to 2011 are being amortized using an economic consumption method over an estimated useful life of; (i) 3 to 12 year for customer relationships, (ii) 3 to 5 years for customer contracts and (iii) 1 to 4 years for acquired technology. Intangibles arising from the acquisitions of PRI, VSI, E5, Darwin, CTT and CLS are being amortized over a straight-line basis over the estimated useful life of; (i) 1 to 10 years for acquired technology, (ii) 2 to 15 years for customer relationships, (iii) 1 to 5 years for non-compete agreements and (iv) 1 to 2 years for trademarks.
The following table summarizes acquisition-related intangible assets at March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015
(In thousands)	Gross Carrying Value	Accumulated Amortization	Effect of foreign exchange rates and other	Balance
Acquired customer relationships	$75,560	$(32,592)	$(2,983)	$39,985
Acquired customer contracts	14,000	(14,000)	—	—
Acquired technology	5,447	(3,432)	(10)	2,005
Non-compete agreements	1,675	(903)	—	772
Acquired trademark and trade names	3,338	(259)	(275)	2,804
	$100,020	$(51,186)	$(3,268)	$45,566
	December 31, 2014
(In thousands)	Gross Carrying Value	Accumulated Amortization	Effect of foreign exchange rates and other	Balance
Acquired customer relationships	$41,240	$(31,989)	$—	$9,251
Acquired customer contracts	14,000	(14,000)	—	—
Acquired technology	5,327	(3,272)	—	2,055
Non-compete agreements	1,675	(819)	—	856
Acquired trademark and trade names	178	(108)	—	70
	$62,420	$(50,188)	$—	$12,232
Lionbridge currently expects to amortize the following remaining amounts of acquisition-related intangible assets held at March 31, 2015 in the fiscal periods as follows:

Year ending December 31, (in thousands)
2015	$2,982
2016	4,029
2017	4,495
2018	3,750
2019	3,724
2020 and thereafter	26,586
$45,566

A rollforward of goodwill is as follows:

(In thousands)	GLC	GES	Interpretation	Total
Balance at December 31, 2014	$7,606	$14,331	$—	$21,937
Acquisition of CLS	43,429	—	—	43,429
Effect of foreign exchange rates and other	(3,777)	—	—	(3,777)
Balance at March 31, 2015	$47,258	$14,331	$—	$61,589

10.	Acquisitions
CLS Communication Language Services Holding AG
On January 7, 2015, the Company acquired CLS Communication Language Services Holding AG ("CLS"), a global language service provider headquartered in Switzerland. The transaction was effected through the purchase of (a) 100% of the outstanding shares of Tuscany Holding AG, a holding company that holds 68.9% of the outstanding shares of CLS Holding and (b) 31.1% of the shares of CLS Corporate Language Services Holding AG held by certain management sellers. The Company made an initial cash payment of approximately Fr.71.8 million Swiss Francs, or approximately $71.3 million U.S. Dollars (at the January 7, 2015 exchange rate). The acquisition gives the Company the ability to address growing demand for the Company's GLC segment offerings of integrated, technology-enabled translation solutions in the financial services, public sector and life sciences markets. As such CLS is included in the Company's GLC operating segment.
The total preliminary acquisition date fair value of the consideration transferred was estimated at $71.3 million. The assets and liabilities associated with CLS were recorded at their fair values as of the acquisition date and the amounts as follows:

(In thousands)
Cash	$6,246
Accounts receivable	11,381
Unbilled receivables and other current assets	3,521
Property and equipment	2,454
Intangible assets	37,600
Goodwill	43,429
Other assets	515
Total assets	105,146
Debt	(6,622)
Accounts payable	(2,624)
Accrued expenses, accrued outsourcing, income taxes payable, deferred revenue and other current liabilities	(11,473)
Long-term liabilities	(8,413)
Deferred tax liabilities	(4,700)
Fair value of total consideration transferred	$71,314
Intangible assets acquired totaling $37.6 million include customer relationships of $34.3 million, trade names of $3.2 million and developed technology of $0.1 million.
The estimated fair value attributed to the customer relationships was determined based upon a discounted cash flow forecast. Cash flows were discounted at a rate of 18.9%. The fair value of the customer relationships will be amortized over a period of 15 years on an interim cash flow basis, which approximates the pattern in which the economic benefits of the acquired customer list are expected to be realized. The fair value of the trade names will be amortized over 5 years on an interim cash flow basis, which approximates the pattern in which the economic benefits of the non-compete agreement is expected to be realized.
Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies. None of the goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes. The values assigned to the acquired assets and liabilities are based on preliminary estimates of fair value available as of the date of this filing and will be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction.
CLS accounts for its pension plan for Swiss employees, which is administered by an independent pension fund, similar to a defined contribution plan under Swiss law. Since participants of the plan are entitled to a defined rate of interest on contributions made, the plan meets the criteria for a defined benefit plan under U.S. GAAP. The independent pension fund is a multi-employer plan with unrestricted joint liability for all participating companies, the economic interest in the Swiss pension plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the plan. U.S. GAAP requires an employer to recognize the funded status of the defined benefit plan on the balance sheet, which the Company has presented in other long-term liabilities on the Company's consolidated balance sheet at March 31, 2015. The funded status may vary from year to year due to changes in the fair value of plan assets and variations on the underlying assumptions in the plan. At March 31, 2015, the Company believes that it will not be required to pay future obligations based on the overall plan’s current funded status under Swiss law. During the first three months of 2015, the Company made $0.4 million of contributions to this plan.
Transaction costs related to this acquisition were approximately $1.1 million during the three months ended March 31, 2015 and are included in “Restructuring and other charges” in the Company’s consolidated statement of operations.
The unaudited pro forma information presented in the following table summarizes the Company’s consolidated results of operations for the periods presented as if the acquisition of CLS had occurred on January 1, 2014. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2014, nor is it intended to be a projection of future results.

Three Months Ended March 31,
(In thousands, except per share amounts)	2014
Revenue	$142,470
Net income	$2,651
Basic earnings per share	$0.04
Diluted earnings per share	$0.04
Since the date of the acquisition, January 7, 2015, the Company recorded $21.0 million of revenue and $1.2 million of earnings, excluding allocations, attributable to CLS within the Company's consolidated financial statements.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge did not have any financial assets and liabilities as of March 31, 2015 designated as Level 1.

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

Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge has contingent and deferred consideration assumed as a result of the VSI, CTT and CLS acquisitions of $2.3 million as of March 31, 2015 and has contingent and deferred consideration assumed as a result of the VSI and CTT acquisitions of $1.8 million as of December 31, 2014 designated as Level 3. Included in the $2.3 million of total consideration at March 31, 2015 is $1.3 million of deferred consideration due to former owners of a CLS subsidiary as part of a prior CLS acquisition. The Company included the $1.3 million of deferred consideration on CLS's opening balance sheet and the Company expects to pay this deferred consideration in the second quarter of 2015. The Company’s contingent purchase consideration is valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. This liability is classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management. The Company determined a probability weighting that is weighted towards VSI achieving the revenue target at the time of acquisition and the discount rate that is based on the company’s weighted average cost of capital which is then adjusted for the time value of money. The probability weighting was adjusted during the year ended December 31, 2014 as the actual results provide the Company with more reliable information to weight the probability scenarios. The range of probability of achievement weighting was 70%—78%. This adjustment resulted in a $0.1 million increase to the contingent consideration during the year ended December 31, 2014. The discount rate of 17% has remained consistent during the three months ended March 31, 2015. The Company believes that any probable changes during future periods to these assumptions will not have a material effect on the contingent considerations.

Liabilities measured at fair value on a recurring basis consisted of the following:

March 31, 2015 (in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Accrued acquisition payments	$—	$664	$2,295	$2,959
Total liabilities carried at fair value	$—	$664	$2,295	$2,959

December 31, 2014 (in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Accrued acquisition payments	$—	$663	$1,126	$1,789
Accrued acquisition payments, long-term portion	—	—	624	624
Total liabilities carried at fair value	$—	$663	$1,750	$2,413
Changes in the fair value of the Company’s Level 3 acquisition related liabilities during the three months ended March 31, 2015 were as follows:

(In thousands)	March 31, 2015
Fair value at the beginning of the period	$1,750
Fair value of deferred consideration obligations	1,304
Payments of deferred consideration obligations	(759)
Fair value at the end of the period	$2,295

12.	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Lionbridge, the standard will be effective in the first quarter of 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method. In April 2015, the FASB proposed deferring the effective date of the new accounting guidance related to revenue recognition by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are in the process of evaluating the impact that the adoption of this new revenue recognition standard issued in May 2014 will have on our consolidated financial statements and footnote disclosures.
Other new pronouncements issued but not effective until after March 31, 2015 are not expected to have a material impact on our financial position, results of operations or liquidity.

13.	Other Current Assets, Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
The following table presents the components of selected balance sheet items as of March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015	December 31, 2014
Other current assets:
Deferred project costs	$3,087	$2,555
Prepaid income tax	4,568	3,009
Other prepaid expenses	5,901	2,787
Deferred tax asset, short-term	1,184	1,148
Other current assets	2,598	2,591
Total other current assets	$17,338	$12,090
Accrued expenses and other current liabilities:
Accrued acquisition payments	$2,959	$1,789
Accrued volume discounts	847	384
Other accrued expenses	4,776	5,962
Deferred tax liability, short-term	1,642	1,167
Other current liabilities	1,140	1,183
Total accrued expenses and other current liabilities	$11,364	$10,485
Other long-term liabilities:
Pension and post retirement obligations, long-term portion	$11,043	$2,427
Accrued acquisition payments, long-term portion	—	624
Accrued income tax uncertainties	4,572	4,572
Accrued restructuring, long-term portion	1,050	1,329
Deferred rent	2,540	2,493
Other	2,162	2,341
Total other long-term liabilities	$21,367	$13,786

In connection with the lease of the Company's headquarters in Waltham, Massachusetts executed in March 2014, the Company's landlord funded $2.7 million in leasehold improvements during 2014. The capitalized leasehold improvements are being amortized over eleven years, the original life of the lease, and are reflected in property and equipment, net on the Consolidated Balance Sheets. The leasehold improvements funded by the landlord are treated as lease incentives. Accordingly, the $2.7 million funded by the landlord was recorded as a deferred rent liability and is reflected in other long-term liabilities on the Consolidated Balance Sheets. The deferred rent liability is being amortized over eleven years, the remaining life of the lease.

14.	Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following at March 31, 2015 and December 31, 2014, respectively:

(In thousands)	March 31, 2015	December 31, 2014
Cumulative foreign currency translation adjustments	$12,367	$16,183
Unfunded projected benefit obligation	583	581
Accumulative other comprehensive income	$12,950	$16,764

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 6, 2015 (SEC File No. 000-26933) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The forward-looking statements in this Form 10-Q are made as of the date of this filing only, and Lionbridge does not undertake to update or supplement these statements due to changes in circumstances or otherwise, except as required by law.
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
On January 7, 2015, the Company acquired CLS Communication Language Services Holding AG ("CLS"), a provider of translation solutions to clients in the financial services, industrial, public sector and life sciences markets. Headquartered in Zurich, Switzerland, with operations in 10 countries in Europe, North America and Asia, CLS provides Lionbridge with complementary geographic coverage and several long-standing, multi-million dollar relationships with clients in the financial services, industrial, public sector and life sciences markets. The combination of Lionbridge and CLS enhances Lionbridge’s ability to address growing demand for integrated, technology-enabled translation solutions that allow organizations to create, translate and manage digital content worldwide.
Lionbridge provides a full suite of globalization solutions to businesses in diverse end markets including technology, internet and media, manufacturing, mobile and telecommunications, life sciences, government, automotive, financial services, aerospace and retail. Core to all Lionbridge solutions is the Company’s Global Customer Lifecycle (“GCL”) framework that addresses the complexities global organizations face in providing a seamless and compelling experience for their global customers across all online channels. Using the GCL approach, Lionbridge believes its services enable clients to gain market share, build loyalty and speed adoption of products and content in their international markets. Income from operations and net income for the Company is as follows:

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Income from operations	$2,212	$2,139
Net income	3,095	1,882
Lionbridge had an accumulated deficit of $200.8 million at March 31, 2015.

Microsoft Corporation has been a significant client of Lionbridge for more than a decade. In the past few quarters, Microsoft has been engaged in a reorganization plan resulting in decreases in project volume and associated services revenue with its suppliers, including Lionbridge. Also with the addition of revenue from CLS, the percent of the Company’s total revenue attributed to Microsoft declined year on year. Microsoft revenue and Microsoft revenue as a percentage of total revenue in the first three months of 2015 and 2014 were as follows:

	Three Months Ended
(In thousands, except percentages)	March 31, 2015	March 31, 2014
Revenue attributable to Microsoft	$19,730	$28,154
Revenue attributable to Microsoft as a percentage of total revenue	14%	23%
Foreign Currency Impact
A significant portion of Lionbridge’s cost of revenue and operating expenses are recorded in entities which utilize the Euro or other currencies as their functional currency, while the majority of the Company's revenues are recorded in U.S. Dollars. Certain segments of Lionbridge’s business, the Company's GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to other currencies, particularly the Euro and, to a lesser extent, the British Pound Sterling and Swiss Franc. The foreign currency translation impact on our results is described in further detail under the “Results of Operations” section below.
Critical Accounting Policies and Estimates
Lionbridge has identified the policies which are critical to understanding its business and results of operations. There have been no significant changes during the three months ended March 31, 2015 to the items disclosed as the critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Results of Operations
Revenue.    The following table shows GLC, GES, and Interpretation revenues in dollars and as a percentage of total revenue for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
GLC	$97,802	$81,417	71.5%	67.7%
GES	33,472	33,271	24.5%	27.7%
Interpretation	5,533	5,517	4.0%	4.6%
Total revenue	$136,807	$120,205	100.0%	100.0%
Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
Revenue for the three months ended March 31, 2015 was $136.8 million, an increase of $16.6 million, or 13.8%, from $120.2 million for the three months ended March 31, 2014. The increase in total revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to a $16.4 million increase in the GLC segment and a $0.2 million increase in the GES segment.
Revenue from the Company’s GLC segment increased $16.4 million, or 20.1%, to $97.8 million for the three months ended March 31, 2015 from $81.4 million for the three months ended March 31, 2014. The increase in revenue from the Company's GLC segment was primarily due incremental revenue of $21.0 million from the acquisition of CLS. This revenue increase partially offset by a decrease in revenue of $5.8 million from Microsoft driven principally by a reduction in that account’s project volume and associated services revenue. This decrease from Microsoft was partially offset by increased demand from other clients during the quarter. Included in Company's GLC segment for the three months ended March 31, 2015 was an unfavorable currency translation impact in revenue of $5.0 million principally driven by the strengthening of the U.S. Dollar versus the Euro and other currencies.
Revenue from the Company’s GES segment remained relatively consistent for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Included in revenue for the three months ended March 31, 2015 from the Company's GES segment was a $2.7 million increase in revenue from a customer driven by increased demand. This increase was partially offset by a $2.6 million decrease in revenue from Microsoft principally driven by decreased volume on a large multi-year program.

Revenue from the Company’s Interpretation segment for the three months ended March 31, 2015 was relatively consistent compared to the three months ended March 31, 2014.
Cost of Revenue and Gross Margin.    Gross margin is revenue less cost of revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation and testing services provided by third parties as well as salaries and associated employer taxes and employee benefits for personnel related to client engagements. The following table shows GLC, GES and Interpretation cost of revenue, cost of revenue as a percentage of revenue, gross margin and gross margin as a percentage of revenue for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
(In thousands, except percentages)	2015	2014
Cost of revenue (exclusive of depreciation and amortization):
GLC	$62,486	$54,723
GES	23,251	23,657
Interpretation	4,813	4,699
Total cost of revenue	$90,550	$83,079
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue:
GLC	63.9%	67.2%
GES	69.5%	71.1%
Interpretation	87.0%	85.2%
Total cost of revenue as a percentage of revenue	66.2%	69.1%
Gross margin:
GLC	$35,316	$26,694
GES	10,221	9,614
Interpretation	720	818
Total gross margin	$46,257	$37,126
Gross margin percentage:
GLC	36.1%	32.8%
GES	30.5%	28.9%
Interpretation	13.0%	14.8%
Total gross margin percentage	33.8%	30.9%
Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
For the three months ended March 31, 2015 total gross margin increased $9.1 million, or 24.6%, to $46.3 million as compared to $37.1 million for the three months ended March 31, 2014. Total gross margin percentage increased to 33.8% for the quarter ended March 31, 2015 from 30.9% for the three months ended March 31, 2014. The increases in total gross margin and total gross margin percentage were primarily driven by the Company's GLC segment as described below.
For the three months ended March 31, 2015 GLC gross margin increased 32.3% year-on-year to $8.6 million to $35.3 million as compared to $26.7 million for the three months ended March 31, 2014. The increase in gross margin was primarily due to the contribution by CLS of $7.7 million of incremental gross margin to the GLC segment and a favorable currency translation impact of $1.0 million principally driven by the strengthening of the U.S. Dollar versus the Euro. GLC gross margin percentage increased to 36.1% for the three months ended March 31, 2015 from 32.8% for the three months ended March 31, 2014. Excluding CLS, the increase in GLC gross margin percentage was primarily driven by a favorable currency translation impact in the gross margin percentage in the GLC segment.
For the three months ended March 31, 2015 GES gross margin increased $0.6 million, or 6.3%, to $10.2 million as compared to $9.6 million for the three months ended March 31, 2014. GES gross margin percentage increased to 30.5% for the three months ended March 31, 2015 from 28.9% for the three months ended March 31, 2014. The increases in gross margin and gross margin percentage was primarily due to a favorable currency translation impact in the GES segment.
For the three months ended March 31, 2015 Interpretation gross margin decreased $0.1 million, or 12.0%, to $0.7 million as compared to $0.8 million for the three months ended March 31, 2014. Total gross margin percentage decreased to 13.0% for the three months ended March 31, 2015 from 14.8% for the three months ended March 31, 2014. The decreases in gross margin and gross margin percentage were primarily due to lower margins on a U.S. Government customer.
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employer taxes and employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars and as a percentage of revenue for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Total sales and marketing expenses	$11,975	$9,920	8.8%	8.3%
Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
Sales and marketing expenses increased $2.1 million, or 20.7%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to a $1.7 million increase in employee-related compensation costs principally driven by the Company's acquisition of CLS. As a percentage of revenue, sales and marketing expenses increased to 8.8% for the three months ended March 31, 2015 as compared to 8.3% for the three months ended March 31, 2014. The Company anticipates sales and marketing to remain at approximately 8.0% to 8.5% of total revenue during 2015.
General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employer taxes and employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars and as a percentage of revenue for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Total general and administrative expenses	$23,868	$20,346	17.4%	16.9%
Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
General and administrative expenses increased $3.5 million, or 17.3%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to expenses associated with Company's acquisition of CLS. This increase included approximately $4.6 million in incremental general and administrative expenses related to CLS for the three months ended March 31, 2015 and a $0.2 million increase in in standalone general and administrative expenses, partially offset by a favorable currency translation impact of $1.3 million principally driven by the strengthening of the U.S. Dollar versus the Euro. As a percentage of revenue, general and administrative expenses remained relatively consistent for the three months ended March 31, 2015 as compared to the same period of the prior year.
Research and Development.    Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform, its Translation WorkspaceTM cloud-based offering and its customizable real-time automated machine translation technology known as GeoFluentTM. The cost consists primarily of salaries and associated employer taxes and employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars and as a percentage of revenue for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Total research and development expense	$2,015	$1,739	1.5%	1.4%
Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
Research and development expenses increased $0.3 million, or 16%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to the Company's acquisition of CLS. As a percentage of revenue, research and development expenses remained relatively consistent three months ended March 31, 2015 as compared to the same period of the prior year.

Depreciation and Amortization.    Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars and as a percentage of revenue for the three months of the prior year and as a percentage of revenue for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Total depreciation and amortization expense	$2,251	$1,849	1.6%	1.5%
Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
Depreciation and amortization expense increased by $0.4 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to the Company's acquisition of CLS. As a percentage of revenue, depreciation and amortization expense remained relatively consistent for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Amortization of Acquisition-related Intangible Assets.    Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets from acquired businesses. The following table shows amortization of acquisition-related intangible assets in dollars and as a percentage of revenue for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Amortization of acquisition-related intangible assets	$998	$798	0.7%	0.7%
Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
Amortization of acquisition-related intangible assets for 2015 of $1.0 million relates to the amortization of identifiable intangible assets from acquisitions made prior to 2014, the Darwin and Clay Tablet acquisitions from 2014 and the CLS acquisition from 2015.
Amortization of acquisition-related intangible assets for 2014 of $0.8 million relates to the amortization of identifiable intangible assets from acquisitions made prior to 2013 and the E5 Global Holdings, Inc. acquisition from 2013.
Restructuring and Other Charges.   The following table shows restructuring and other charges in dollars and as a percentage of revenue for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Restructuring and other charges	$2,938	$335	2.1%	0.3%
The following table shows restructuring charges primarily for workforce reductions and incurred additional costs for previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions and indirect-acquisition costs for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Restructuring charges recorded for reduction in workforce and other	$1,735	$218
Changes in estimated liabilities for vacated facility/lease termination	(106)	53
Total restructuring charges recorded	1,629	271
Acquisition-related costs	1,309	64
Restructuring and other charges	$2,938	$335
Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
Restructuring and other charges increased $2.6 million to $2.9 million for the three months ended March 31, 2015 from $0.3 million for the three months ended March 31, 2014. This increase was primarily due to an increase of $1.5 million in restructuring charges recorded for reduction in workforce primarily in the GLC segment and other charges for the three months ended March 31, 2015 principally driven by a plan to optimize operations with the acquisition of CLS. The Company estimates it will incur $10 million to $12 million of restructuring and other costs in 2015 associated with integrating the acquired operations and restructuring the combined company, which may include charges related to employees, assets and activities that will not continue in the combined company. The Company expects cost savings of approximately $5 million in 2015 and $10 million on an annualized basis beginning in 2016. By the end of 2016, the Company expects restructuring as a result of the acquisition of CLS to be substantially complete with minimal expected future impacts to operating results, liquidity or cash flows. If anticipated savings are not achieved as expected or if they are achieved in periods other than as expected, the Company will discuss the reasons for the variation and any likely effects on future operating results and liquidity. The increase in acquisition-related costs of $1.2 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to accounting, integration and valuation costs associated with the acquisition of CLS. The Company does not expect any additional acquisition-related costs to arise from the acquisition of CLS in 2015.
Interest Expense, Interest Income and Other Income, Net.    Interest expense represents interest paid or payable on debt and the amortization of deferred financing costs. Other income, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The following table shows interest expense and other (income) expense, net for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Total interest expense	$574	$176
Interest income	16	19
Other (income), net	(2,513)	(348)
Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
Interest expense for the three months ended March 31, 2015 increased $0.4 million to $0.6 million compared to $0.2 million for the three months ended March 31, 2014 primarily due to a increase in the amount of outstanding debt at March 31, 2014 compared to March 31, 2015 principally driven by the Company's financing of the acquisition of CLS. Interest income for the three months ended March 31, 2015 increased was relatively consistent compared to the three months ended March 31, 2014. Other income, net, primarily related to net foreign currency transaction gains attributable to differences among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year.
Income Before Income Taxes.    The components of income before income taxes were as follows for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
United States	$(1,349)	$(254)
Foreign	5,516	2,584
Income before income taxes	$4,167	$2,330
During the three months ended March 31, 2015, the Company’s United States operations generated a loss of $1.3 million before income taxes as compared to a loss of $0.3 million for the three months ended March 31, 2014 as a result of transfer pricing allocation. The Company’s foreign operations generated income before income taxes of $5.5 million for the quarter ended March 31, 2015 as compared to income of $2.6 million during the quarter ended March 31, 2014. A significant portion of the Company’s operating costs are incurred outside the United States and a majority of its foreign affiliates are subject to cost-plus based transfer pricing agreements which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The positive trend in income before taxes experienced in the Company’s foreign operations’ results from the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014 is due increased project volumes and CLS.
Provision for Income Taxes.    The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions, and interest and penalties associated with uncertain tax positions. The tax provision increased to $1.1 million for the three months ended March 31, 2015 compared to $0.4 million during the same period of the prior year. The tax provision change year over year is primarily due to the foreign profits mixes, which are subject to tax by the foreign jurisdictions due to the treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model.

Non-GAAP Financial Measures
The Company also measures the Company's performance using non-GAAP measurements of adjusted earnings and adjusted earnings per share. The Company defines adjusted earnings and adjusted earnings per share as GAAP net income excluding amortization of acquisition-related intangible assets, stock-based compensation, restructuring, impairment and other charges and asset impairment charges. The Company believes these non-GAAP measures are useful to management and investors in evaluating our operating performance for the periods presented. The Company is providing adjusted earnings per share, or EPS, because management uses it for the purpose of evaluating and forecasting the Company's financial performance and believes that it provides additional insight into the Company's underlying business performance. The Company believes it allows investors to benefit from being able to assess the Company's operating performance to others in the industry. These Non-GAAP financial measures should not be viewed as alternatives to GAAP measures of performance. Management believes the most directly comparable GAAP financial measures for adjusted earnings and adjusted earnings per share are net income and diluted net income per share, respectively. The following table reconciles net income and earnings per share to adjusted net income and adjusted earnings per share:

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2015	March 31, 2014
Net income	$3,095	$1,882
Amortization of acquisition-related intangible assets	998	798
Stock-based compensation	1,790	1,814
Restructuring and other charges	2,938	335
Adjusted earnings	$8,821	$4,829
Fully diluted weighted-average number of common shares outstanding	62,324	63,506
Adjusted diluted earnings per share	$0.14	$0.08
Liquidity and Capital Resources
The following table shows cash and cash equivalents and working capital at:

(In thousands)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$25,225	$36,893
Working capital	59,210	63,776
Lionbridge’s working capital decreased $4.6 million, to $59.2 million at March 31, 2015, as compared to $63.8 million at December 31, 2014. This decrease was primarily due to an $11.7 million decrease in cash and cash equivalents principally driven by payments on borrowings on the Company's credit facility related to the financing of the Company’s acquisition of CLS, in the first three months of 2015, partially offset by $6.0 million in incremental working capital from CLS.
In general, cash and net assets held outside of the United States are not legally restricted from being transferred to the United States in order to assist with debt repayment, domestic capital expenditures and other working capital requirements of the U.S. parent company, Lionbridge Technologies, Inc. However, the Company does not intend to transfer any such funds to the U.S. as its domestic sources of cash from operations are sufficient to fund its operations, debt servicing and other liquidity needs. In the event that a transfer did occur, such funds would be subject to applicable local withholding taxes and U.S. taxes in certain circumstances. Cash and cash equivalents held at our foreign subsidiaries were approximately $21.3 million at March 31, 2015. Determination of the potential deferred income tax liability on unrepatriated cash and cash equivalents is not practicable due to uncertainty regarding the remittance structure and the overall complexity of the calculation.
Cash Flows from Operating Activities

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Net cash used in operating activities	$(5,523)	$(4,625)
Net cash used in operating activities was $5.5 million in the first three months of 2015. The primary uses of cash in the first three months of 2015 were $4.2 million in accrued expenses, other current liabilities and other long-term liabilities, partially offset by net income of $3.1 million. The change of $0.9 million in net cash used operating activities in the first three months of 2015 as compared to the first three months of 2014 was primarily due to changes in operating assets and liabilities, partially offset by an increase in net income and non-cash charges.

Lionbridge has not experienced any significant trends in accounts receivable and unbilled receivables other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable and unbilled receivables from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.
Cash Flows from Investing Activities

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Net cash used in investing activities	$(67,601)	$(1,806)
The change of $65.8 million in net cash used in investing activities in the first three months of 2015 compared to the first three months of 2014 was primarily due to higher cash payments for acquisitions, net of cash acquired as described below and an increase in purchases of property and equipment as described below.
Purchases of property and equipment were as follows:

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Purchases of property and equipment	$(2,533)	$(1,806)
In pursuing the Company's business strategies, the Company acquires and invests in certain businesses that meet strategic and financial criteria. The cash paid for CLS, net of cash acquired was as follows:

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Cash paid for acquisitions, net of cash acquired	$(65,068)	$—
Cash Flows from Financing Activities

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Net cash provided by (used in) financing activities	$64,072	$(494)
The change of $64.6 million in net cash used in financing activities in the first three months of 2015 compared to the first three months of 2014 was primarily due to an increase in the proceeds from borrowings on the Company's revolving line of credit in order to fund the acquisition of CLS, partially offset by payments on borrowings on the Company's revolving line of credit and an increase in the amount of shares repurchased as described below.
On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18.0 million over three years commencing in the second quarter of 2013. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6.0 million per year, subject to certain market rate conditions. The Company's share repurchases were as follows:

	Three Months Ended
	March 31, 2015		March 31, 2014
(In thousands)	$	Shares	$	Shares
Shares repurchased under our share repurchase program	$1,389	254	$—	—
Since the program's inception, the Company has repurchased 3.0 million shares for a total value of $12.5 million.
On January 7, 2015, the Company acquired CLS Communication Language Services Holding AG ("CLS"), a global language service provider headquartered in Switzerland. The transaction was effected through the purchase of (a) 100% of the outstanding shares of Tuscany Holding AG, a holding company that holds 68.9% of the outstanding shares of CLS Holding and (b) 31.1% of the shares of CLS Corporate Language Services Holding AG held by certain management sellers. On January 2, 2015 in order to fund the CLS Holding AG acquisition the Company amended and restated the Credit Agreement with HSBC Bank, as Administrative Agent and a lender, and a syndicate of other lenders (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes (a) a $100 million senior secured revolving credit facility, which includes a $10 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing-line loans and (b) a senior secured term loan facility in an aggregate amount of $35 million. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $65 million, dependent upon certain conditions. The interest rates are in the range of Prime Rate plus 0.25%—1.00% or LIBOR plus 1.25%—2.00% (at the Company’s discretion), depending on certain conditions. Both facilities expire after five years from the date of entering into the proposed amendment, after which time the Company may need to secure new financing. The Company cannot assure that it will be able to secure new financing, or financing on terms that are acceptable. Lionbridge anticipates that its present cash and cash equivalents position and available financing under its current Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the at least the next twelve months.
Contractual Obligations
On March 26, 2014, the Company amended the existing lease for our corporate headquarters in Waltham, MA (the “7th Waltham Amendment”). The amendment extends the term of the lease to 2025. Future minimum lease payments related to the 7th Waltham Amendment are approximately $18.8 million. As part of the Company's acquisition of CLS, the Company assumed future minimum lease payments related to CLS of approximately $5.4 million through the year 2023.
As of March 31, 2015, there were no other material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The total amount of net unrecognized tax benefits for uncertain tax positions, excluding related interest and penalties, has increased by $0.2 million during the three months ended March 31, 2015 is at $4.0 million.
The Company believes that it is reasonably possible that approximately $0.8 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.
Off-Balance Sheet Arrangements
The Company does not have any special purpose entities or off-balance sheet financing arrangements.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Lionbridge, the standard will be effective in the first quarter of 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method. In April 2015, the FASB proposed deferring the effective date of the new accounting guidance related to revenue recognition by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are in the process of evaluating the impact that the adoption of this new revenue recognition standard issued in May 2014 will have on our consolidated financial statements and footnote disclosures.
Other new pronouncements issued but not effective until after March 31, 2015 are not expected to have a material impact on our financial position, results of operations or liquidity.
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
Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its term loan and revolving credit facilities which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of March 31, 2015, $93.1 million was outstanding under the Company’s credit facility. A hypothetical 10% increase or decrease in interest rates would have less than a $0.2 million impact on the Company’s interest expense based on the $93.1 million outstanding at March 31, 2015 with a blended interest rate of 1.85%. Lionbridge is exposed to market risk through its investing activities. The Company’s portfolio consists of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.
Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, approximately 39% of its revenue for the year ended March 31, 2015 was denominated in foreign currencies, primarily the Euro and, to a lesser extent the Swiss Franc and the British Pound Sterling as compared to approximately 33% for the year ended March 31, 2014. Approximately 62% and 60% of its costs and expenses for the year ended March 31, 2015 and 2014, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 15% and 12% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of March 31, 2015 and December 31, 2014, respectively, while 16% and 17% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of March 31, 2015 and December 31, 2014, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $50.4 million and $46.8 million as of March 31, 2015 and December 31, 2014, respectively. The principal foreign currency applicable to the Company’s business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable, debt and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at March 31, 2015.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.
Lionbridge acquired CLS Communication Language Services Holding AG ("CLS") in the first quarter of 2015, and CLS represented approximately 9% of the Company's total assets as of March 31, 2015. As the acquisition occurred in the first quarter of 2015, the scope of the Company's assessment of the effectiveness of internal control over financial reporting does not include CLS. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective.
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIONBRIDGE TECHNOLOGIES, INC.
PART II—OTHER INFORMATION

Item 1A. Risk Factors
The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 6, 2015 (SEC File No. 000-26933) (the “2014 Annual Report”) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. There have been no material changes in Lionbridge’s risk factors from those disclosed in Lionbridge’s 2014 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2015, the Company withheld 361,131 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2015—January 31, 2015	252,881	$5.35
February 1, 2015—February 28, 2015	94,181	5.11
March 1, 2015—March 31, 2015	14,069	5.93
Total	361,131	$5.31
In addition, upon the termination of employees during the three months ended March 31, 2015, 59,130 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the three months ended March 31, 2015:

Period	Total Number of Shares Forfeited
January 1, 2015—January 31, 2015	26,250
February 1, 2015—February 28, 2015	32,880
March 1, 2015—March 31, 2015	—
Total	59,130

Item 6. Exhibits
(a) Exhibits.

Exhibit Number	Description

10.1
Second Amended and Restated Credit Agreement among Lionbridge Technologies, Inc., Lionbridge International, HSBC Bank USA, NA and the other parties named therein, dated as of January 2, 2015, (filed as Exhibit 10.1 to the Current Report on Form 8-K (File Number: 000-26933) filed on January 6, 2015, and incorporated herein by reference).

10.2
Omnibus Amendment No. 2 to Collateral Agreements related to the Amended and Restated Credit Agreement among Lionbridge Technologies, Inc., Lionbridge International, HSBC Bank USA, NA and the other parties named therein, dates as of January 2, 2015, (filed as Exhibit 10.2 to the Current Report on Form 8-K (File Number: 000-26933) filed on January 6, 2015, and incorporated herein by reference).

10.3
Deed of Confirmation of Lionbridge International dated as of January 2, 2015, (filed as Exhibit 10.3 to the Current Report on Form 8-K (File Number: 000-26933) filed on January 6, 2015, and incorporated herein by reference).

10.4
Deed of Confirmation of Lionbridge Luxembourg and Lionbridge Technologies, Inc. dated as of January 2, 2015, (filed as Exhibit 10.4 to the Current Report on Form 8-K (File Number: 000-26933) filed on January 6, 2015, and incorporated herein by reference).

10.5
Share Pledge Agreement dated as of January 29, 2015 between Lionbridge International and HSBC Bank USA NA, regarding CLS Communication AG (filed as Exhibit 10.1 to the Current Report on Form 8-K (File Number: 000-26933) filed on February 4, 2015, and incorporated herein by reference).

10.6
Share Pledge Agreement dated as of January 29, 2015 between Lionbridge International and HSBC Bank USA NA, regarding Tuscany Holding AG (filed as Exhibit 10.2 to the Current Report on Form 8-K (File Number: 000-26933) filed on February 4, 2015, and incorporated herein by reference).

10.7	Form of MIP Agreement for Executive Officers (filed as Exhibit 10.1 to the Current Report on Form 8-K (File Number: 000-26933) filed on February 6, 2015, and incorporated herein by reference).

10.8
Share Purchase Agreement dated as of November 9, 2014, by and among Lionbridge International and the individuals and entities identified as sellers therein and consisting of (a) certain investors of Zurmont Madison Private Equity L.P., (b) CHD Coinvest Ltd., and (c) certain additional management shareholders (filed as Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2014 and as Exhibit 2.1 to Current Report Amended on Form 8-K/A on March 23, 2015 and incorporated herein by reference).

10.9
Amended and Restated Lionbridge Technologies, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) (filed as Exhibit 10.1 to the Registration Statement on Form S-8 (File No. 333-188546) on May 8, 2015, and incorporated herein by reference).

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

101
The following financial information from Lionbridge Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as filed with the SEC on May 8, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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
Dated: May 11, 2015