Form 10-Q
period 2015-09-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2015-11-09
CIK 1058299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 2, 2015 was 64,511,043.

LIONBRIDGE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$30,926	$36,893
Accounts receivable, net of allowance of $250 at September 30, 2015 and December 31, 2014	86,966	66,479
Unbilled receivables	27,321	25,843
Other current assets	14,780	12,090
Total current assets	159,993	141,305
Property and equipment, net	26,193	23,622
Goodwill	62,031	21,937
Acquisition-related intangible assets, net	44,556	12,232
Other assets	6,906	5,677
Total assets	$299,679	$204,773
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt, current portion	$3,719	$—
Accounts payable	27,004	21,885
Accrued compensation and benefits	23,465	17,249
Accrued outsourcing	11,448	10,429
Accrued restructuring	2,228	3,492
Income taxes payable	2,357	2,123
Accrued expenses and other current liabilities	10,070	10,485
Deferred revenue	8,619	11,866
Total current liabilities	88,910	77,529
Long-term debt, net of current portion	90,427	27,000
Deferred income taxes, net of current portion	4,827	704
Other long-term liabilities	20,823	13,786
Total liabilities	204,987	119,019
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 64,507,341 and 63,503,724 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	645	635
Additional paid-in capital	273,818	272,252
Accumulated deficit	(192,571)	(203,897)
Accumulated other comprehensive income	12,800	16,764
Total stockholders’ equity	94,692	85,754
Total liabilities and stockholders’ equity	$299,679	$204,773
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Revenue	$138,604	$120,191	$419,172	$370,934
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	92,977	80,608	277,825	253,559
Sales and marketing	11,083	9,685	35,163	29,369
General and administrative	21,888	19,868	69,024	60,587
Research and development	1,903	1,698	6,060	5,194
Depreciation and amortization	2,340	2,033	6,922	5,771
Amortization of acquisition-related intangible assets	993	842	2,979	2,453
Restructuring and other charges	2,957	611	9,359	1,827
Total operating expenses	134,141	115,345	407,332	358,760
Income from operations	4,463	4,846	11,840	12,174
Interest expense:
Interest on outstanding debt	482	164	1,439	413
Amortization of deferred financing charges	94	25	279	79
Interest income	13	9	50	59
Other expense (income), net	417	(42)	(2,335)	(153)
Income before income taxes	3,483	4,708	12,507	11,894
Provision for income taxes	755	1,066	1,181	2,580
Net income	$2,728	$3,642	$11,326	$9,314

Net income per share of common stock:
Basic	$0.04	$0.06	$0.19	$0.15
Diluted	$0.04	$0.06	$0.18	$0.15
Weighted average number of common shares outstanding:
Basic	60,683	60,012	60,558	60,263
Diluted	62,623	62,646	62,528	63,070
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net income	$2,728	$3,642	$11,326	$9,314
Other comprehensive income (loss):
Impact to revalue unfunded projected benefit obligation, net of tax of $0	—	—	2	(2)
Foreign currency translation adjustment, net of tax of $0	(65)	(1,328)	(3,966)	(1,638)
Comprehensive income	$2,663	$2,314	$7,362	$7,674
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$11,326	$9,314
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,663	5,814
Amortization of deferred financing charges	279	79
Depreciation and amortization	6,922	5,771
Amortization of acquisition-related intangible assets	2,979	2,453
Non-cash restructuring and other charges	—	(107)
Other	50	(32)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(11,400)	(702)
Unbilled receivables	(1,168)	(8,837)
Other current assets	(329)	530
Other assets	317	765
Accounts payable	3,417	(181)
Accrued compensation and benefits	(2,382)	(1,963)
Accrued outsourcing	490	(1,823)
Accrued restructuring	(1,020)	(53)
Income tax payable	(2,001)	97
Accrued expenses, other current liabilities and other long-term liabilities	(2,430)	(1,527)
Deferred revenue	(3,306)	(1,038)
Net cash provided by operating activities	7,407	8,560
Cash flows from investing activities:
Purchases of property and equipment	(7,685)	(6,127)
Cash paid for acquisitions, net of cash acquired	(64,301)	(2,360)
Net cash used in investing activities	(71,986)	(8,487)
Cash flows from financing activities:
Proceeds from borrowings on credit facility	137,467	4,500
Payments of borrowings on revolving line of credit	(63,148)	(4,500)
Payments of borrowings on term loan facility	(1,313)	—
Payments of acquired debt	(6,454)	—
Payments of debt issuance costs	(1,414)	(84)
Payments for share repurchases	(1,459)	(4,682)
Proceeds from issuance of common stock under stock option plans	561	582
Payments of deferred acquisition obligations	(2,828)	(1,794)
Payments of capital lease obligations	(5)	(26)
Net cash provided by (used in) financing activities	61,407	(6,004)
Net decrease in cash and cash equivalents	(3,172)	(5,931)
Effects of exchange rate changes on cash and cash equivalents	(2,795)	(1,146)
Cash and cash equivalents at beginning of period	36,893	38,867
Cash and cash equivalents at end of period	$30,926	$31,790
Non-cash activities:
Property and equipment included in accounts payable	$105	$397
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

2.	Stockholders’ Equity and Stock-Based Compensation
Restricted Stock Awards
Lionbridge issued 1,646,000 and 130,565 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2011 Stock Incentive Plan, during the nine months ended September 30, 2015 representing an aggregate fair market value of $9.3 million. Of the total 1,776,565 shares of restricted common stock and restricted stock units issued in the nine months ended September 30, 2015, 1,444,565 have restrictions on disposition which lapse over four years from the date of grant and 332,000 shares of restricted common stock were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance-based stock incentive awards under the Corporation’s 2011 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will generally lapse upon the achievement of revenue and profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals and records expense accordingly. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee in accordance with the forfeiture table per the grant agreements.
Stock-based Compensation
The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance. Total compensation expense related to stock options, performance-based restricted stock awards and time-based restricted stock awards are classified in the consolidated statements of operations line items as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Cost of revenue	$34	$44	$70	$108
Sales and marketing	500	556	1,389	1,594
General and administrative	1,453	1,389	4,148	4,046
Research and development	20	19	56	66
Total stock-based compensation expense	$2,007	$2,008	$5,663	$5,814
As of September 30, 2015, future compensation cost related to unvested stock options, less estimated forfeitures, is approximately $0.9 million and will be recognized over an estimated weighted-average period of approximately 2.2 years.

Lionbridge currently expects to amortize $11.7 million of unamortized compensation in connection with restricted stock awards outstanding as of September 30, 2015 over an estimated weighted-average period of approximately 2.4 years.
Share Repurchasing Program
On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years commencing in the second quarter of 2013. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6 million per year, subject to certain market rate conditions. The Company's share repurchases were as follows:

	Nine Months Ended
	September 30, 2015		September 30, 2014
(In thousands)	$	Shares	$	Shares
Shares repurchased under our share repurchase program	$1,459	265	$4,682	854
Since the program's inception, the Company has repurchased 3.1 million shares for a total value of $12.6 million. On October 29, 2015, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $50 million during the period commencing in the fourth quarter of 2015 through December 31, 2018. Under the program, the Company is authorized to repurchase Lionbridge common shares subject to certain market rate conditions.

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
On January 2, 2015, the Company amended and restated the Company's Credit Agreement with HSBC Bank, as Administrative Agent and a lender, and a syndicate of other lenders (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes a $100 million senior secured revolving credit facility, which includes (a) a $10 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing-line loans and (b) a senior secured term loan facility in an aggregate amount of $35 million. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $65 million, dependent upon certain conditions. The interest rates are in the range of Prime Rate plus 0.25%—1.00% or LIBOR plus 1.25%—2.00% (at the Company’s discretion), depending on certain conditions. Both facilities expire after five years from the date of entering into the Amended and Restated Credit Agreement, after which time the Company may need to secure new financing. The Company cannot assure that it will be able to secure new financing, or financing on terms that are acceptable. At September 30, 2015, $61.1 million was outstanding on the senior secured revolving credit facility, which is fully denominated in the Euro, with an interest rate of 1.81%. At September 30, 2015, $33.0 million was outstanding on the senior secured term loan facility, of which $7.4 million is denominated in the Euro, with an interest rate of 1.92%. The debt is being serviced primarily in Ireland as the Company believes the Company's Irish operations will continue to generate sufficient earnings in future periods allowing the Company to pay down the debt. The fair value of total debt approximates its current value of $94.1 million at September 30, 2015 and would be classified as a Level 2 fair value measurement due to the use of inputs based on similar liabilities in the market.
The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in the Amended and Restated Credit Agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other covenants as of September 30, 2015.

5.	Net Income per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and unvested restricted stock, as determined using the treasury stock method. Shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Weighted-average number of shares of common stock outstanding-basic	60,683	60,012	60,558	60,263
Dilutive common stock equivalents relating to options and restricted stock	1,940	2,634	1,970	2,807
Weighted-average number of shares of common stock outstanding-diluted	62,623	62,646	62,528	63,070
Options and unvested restricted stock to purchase 0.1 million and 0.9 million shares of common stock for the three months ended September 30, 2015 and 2014, respectively, and 0.1 million and 0.4 million shares of common stock for the nine months ended September 30, 2015 and 2014, respectively, were not included in the calculation of diluted net income per share as their effect would be anti-dilutive.

6.	Restructuring Charges
The following table summarizes the restructuring charges for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Restructuring charges recorded for reduction in workforce and other	$6,435	$1,137
Changes in estimated liabilities and restructuring charges recorded for vacated facility/lease termination	682	185
Total restructuring charges recorded	$7,117	$1,322
Cash payments related to liabilities recorded on exit or disposal activities	$7,932	$1,682
For the nine months ended September 30, 2015, the Company recorded within the GLC segment restructuring charges for workforce reductions, vacated facilities and changes in estimated liabilities for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions are recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. The cash payments are primarily related to the Company's GLC segment.
For the nine months ended September 30, 2014, the Company recorded within the GLC and GES segments restructuring charges for workforce reductions and changes in estimated liabilities for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions are recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. The cash payments are primarily related to the Company's GLC segment.

The following table summarizes the restructuring accrual activity for the nine months ended September 30, 2015 and 2014, respectively, by category:

(In thousands)	2015	2014
Beginning balance, January 1	$4,821	$2,807
Employee related matters:
Restructuring charges recorded	6,435	1,137
Cash payments	(7,662)	(1,432)
Net employee severance activity	(1,227)	(295)
Vacated facility/Lease termination:
Restructuring charges recorded	588	—
Changes in estimated liabilities	94	185
Cash payments	(270)	(250)
Net vacated facility/lease termination activity	412	(65)
Ending balance, September 30	$4,006	$2,447
At September 30, 2015, the Company’s consolidated balance sheet includes accruals totaling $4.0 million related to employee termination costs and vacated facilities. Lionbridge currently anticipates that approximately $2.2 million of these will be fully paid within twelve months. The remaining $1.8 million relates to lease obligations on unused facilities expiring through 2026 and employee related matters that extend out longer than twelve months and is included in other long-term liabilities on the Company’s consolidated balance sheet.

7.	Income Taxes
The provision for income taxes for the three months ended September 30, 2015 and 2014 was $0.8 million and $1.1 million, respectively. The provision for income taxes for the nine months ended September 30, 2015 and 2014 was $1.2 million and $2.6 million, respectively. The tax provision for the three and nine months ended September 30, 2015 and 2014 consisted primarily of taxes on income in foreign jurisdictions, interest and penalties recorded in relation to the Company’s uncertain tax positions. In addition, the Company recorded a discrete benefit recognized in the nine months ended September 30, 2015 of approximately $1.4 million related to the release of certain existing reserves for uncertain tax positions, primarily due to a favorable tax ruling in India.
The balance of unrecognized tax benefits at September 30, 2015, not including interest and penalties, was $3.0 million, which, if recognized, would affect the effective income tax rate in future periods. Lionbridge also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At September 30, 2015, Lionbridge had approximately $0.8 million of interest and penalties accrued related to unrecognized tax benefits. The Company believes that it is reasonably possible that approximately $1.0 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.
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
At September 30, 2015, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely.
Lionbridge’s management has evaluated the positive and negative evidence as it relates to the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered Lionbridge’s history of losses in the United States, France, Germany, Spain, and a number of other jurisdictions and concluded that, it is more-likely-than not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been maintained against those tax assets. As a result, no income tax benefit has been recorded for the losses incurred in the U.S. and certain foreign jurisdictions during the nine months ended September 30, 2015.

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
The table below presents information about the Company’s segment data for the three and nine months ended September 30, 2015 and 2014. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

(In thousands)	GLC	GES	Interpretation	Corporate and Other	Total
Three Months Ended September 30, 2015
External revenue	$98,762	$33,919	$5,923	$—	$138,604
Cost of revenue (exclusive of depreciation and amortization)	63,510	24,163	5,304	—	92,977
Depreciation and amortization including amortization of acquisition-related intangible assets	1,846	675	10	802	3,333
Other operating expenses	22,177	4,457	509	—	27,143
Segment contribution	11,229	4,624	100	(802)	15,151
Interest expense and other unallocated items	—	—	—	(11,668)	(11,668)
Income (loss) before income taxes	11,229	4,624	100	(12,470)	3,483
Provision for income taxes	—	—	—	755	755
Net income (loss)	$11,229	$4,624	$100	$(13,225)	$2,728
Three Months Ended September 30, 2014
External revenue	$80,258	$34,297	$5,636	$—	$120,191
Cost of revenue (exclusive of depreciation and amortization)	51,822	24,009	4,777	—	80,608
Depreciation and amortization including amortization of acquisition-related intangible assets	1,343	830	9	693	2,875
Other operating expenses	18,887	4,812	545	—	24,244
Segment contribution	8,206	4,646	305	(693)	12,464
Interest expense and other unallocated items	—	—	—	(7,756)	(7,756)
Income (loss) before income taxes	8,206	4,646	305	(8,449)	4,708
Provision for income taxes	—	—	—	1,066	1,066
Net income (loss)	$8,206	$4,646	$305	$(9,515)	$3,642
Nine Months Ended September 30, 2015
External revenue	$299,643	$102,280	$17,249	$—	$419,172
Cost of revenue (exclusive of depreciation and amortization)	190,802	71,604	15,419	—	277,825
Depreciation and amortization including amortization of acquisition-related intangible assets	5,421	2,065	28	2,387	9,901
Other operating expenses	70,475	13,360	1,604	—	85,439
Segment contribution	32,945	15,251	198	(2,387)	46,007
Interest expense and other unallocated items	—	—	—	(33,500)	(33,500)
Income (loss) before income taxes	32,945	15,251	198	(35,887)	12,507
Provision for income taxes	—	—	—	1,181	1,181
Net income (loss)	$32,945	$15,251	$198	$(37,068)	$11,326
Nine Months Ended September 30, 2014
External revenue	$249,325	$104,258	$17,351	$—	$370,934
Cost of revenue (exclusive of depreciation and amortization)	165,209	73,672	14,678	—	253,559
Depreciation and amortization including amortization of acquisition-related intangible assets	3,895	2,429	27	1,873	8,224
Other operating expenses	57,127	15,306	1,394	—	73,827
Segment contribution	23,094	12,851	1,252	(1,873)	35,324
Interest expense and other unallocated items	—	—	—	(23,430)	(23,430)
Income (loss) before income taxes	23,094	12,851	1,252	(25,303)	11,894
Provision for income taxes	—	—	—	2,580	2,580
Net income (loss)	$23,094	$12,851	$1,252	$(27,883)	$9,314

9.	Goodwill and Acquisition-Related Intangible Assets
Lionbridge assesses the impairment of goodwill and acquisition-related intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models and the market approach. In addition, goodwill is reviewed for impairment on an annual basis. At December 31, 2014, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value substantially exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling and the market approach. As a result, no impairment was recorded for the year ended December 31, 2014. There were no events or changes in circumstances during the nine months ended September 30, 2015 which indicated that an assessment of the impairment of goodwill and acquisition-related intangible assets was required.
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
Intangible assets arose from acquisitions made prior to 2011 and the acquisitions of PRI in June 2012, Virtual Solutions, Inc. ("VSI") in November 2012, E5 in October 2013, Darwin Zone, S.A. ("Darwin") in May 2014, Clay Tablet ("CTT") in October 2014 and CLS Communication ("CLS") in January 2015. Intangibles arising from acquisitions made prior to 2011 are being amortized using an economic consumption method over an estimated useful life of; (i) 3 to 12 year for customer relationships, (ii) 3 to 5 years for customer contracts and (iii) 1 to 4 years for acquired technology. Intangibles arising from the acquisitions of PRI, VSI, E5, Darwin and CTT are being amortized on a straight-line basis and CLS is being amortized using an economic consumption method over the estimated useful life of; (i) 1 to 10 years for acquired technology, (ii) 2 to 15 years for customer relationships, (iii) 1 to 5 years for non-compete agreements and (iv) 1 to 2 years for trademarks.

The following table summarizes acquisition-related intangible assets at September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015
(In thousands)	Gross Carrying Value	Accumulated Amortization	Effect of foreign exchange rates	Balance
Acquired customer relationships	$75,560	$(33,790)	$(2,097)	$39,673
Acquired customer contracts	14,000	(14,000)	—	—
Acquired technology	5,447	(3,752)	(7)	1,688
Non-compete agreements	1,675	(1,069)	—	606
Acquired trademark and trade names	3,338	(556)	(193)	2,589
	$100,020	$(53,167)	$(2,297)	$44,556
	December 31, 2014
(In thousands)	Gross Carrying Value	Accumulated Amortization	Effect of foreign exchange rates	Balance
Acquired customer relationships	$41,240	$(31,989)	$—	$9,251
Acquired customer contracts	14,000	(14,000)	—	—
Acquired technology	5,327	(3,272)	—	2,055
Non-compete agreements	1,675	(819)	—	856
Acquired trademark and trade names	178	(108)	—	70
	$62,420	$(50,188)	$—	$12,232
Lionbridge currently expects to amortize the following remaining amounts of acquisition-related intangible assets held at September 30, 2015 in the fiscal periods as follows:

Year ending December 31, (in thousands)
2015	$998
2016	4,058
2017	4,547
2018	3,808
2019	3,785
2020 and thereafter	27,360
$44,556

A rollforward of goodwill is as follows:

(In thousands)	GLC	GES	Interpretation	Total
Balance at December 31, 2014	$7,606	$14,331	$—	$21,937
Acquisition of CLS	42,702	—	—	42,702
Effect of foreign exchange rates	(2,608)	—	—	(2,608)
Balance at September 30, 2015	$47,700	$14,331	$—	$62,031

10.	Acquisitions
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
CLS accounts for its pension plan for Swiss employees, which is administered by an independent pension fund, similar to a defined contribution plan under Swiss law. Since participants of the plan are entitled to a defined rate of interest on contributions made, the plan meets the criteria for a defined benefit plan under U.S. GAAP. The independent pension fund is a multi-employer plan with unrestricted joint liability for all participating companies, the economic interest in the Swiss pension plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the plan. U.S. GAAP requires an employer to recognize the funded status of the defined benefit plan on the balance sheet, which the Company has presented in other long-term liabilities on the Company's consolidated balance sheet at September 30, 2015. The funded status may vary from year to year due to changes in the fair value of plan assets and variations on the underlying assumptions in the plan. At September 30, 2015, the Company believes that it will not be required to pay future obligations based on the overall plan’s current funded status under Swiss law. During the nine months ended September 30, 2015, the Company made $1.0 million of contributions to this plan.
Transaction costs related to this acquisition were approximately $1.7 million during the nine months ended September 30, 2015 and are included in “Restructuring and other charges” in the Company’s consolidated statement of operations.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2014
Revenue	$142,456	$437,729
Net income	$4,410	$11,619
Basic earnings per share	$0.07	$0.19
Diluted earnings per share	$0.07	$0.18
Since the date of the acquisition, January 7, 2015, the Company recorded $58.6 million of revenue attributable to CLS within the Company's consolidated financial statements. Since the date of acquisition, earnings attributable to CLS were not material to the Company's consolidated financial statements.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge did not have any financial assets and liabilities as of September 30, 2015 designated as Level 1.

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

Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Lionbridge has contingent and deferred consideration assumed as a result of the VSI and CTT acquisitions of $0.9 million as of September 30, 2015 and has contingent and deferred consideration assumed as a result of the VSI and CTT acquisitions of $1.8 million as of December 31, 2014 designated as Level 3. The Company’s contingent purchase consideration is valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. This liability is classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management. The Company determined a probability weighting that is weighted towards VSI achieving the revenue target at the time of acquisition and the discount rate that is based on the company’s weighted average cost of capital which is then adjusted for the time value of money. The probability weighting was adjusted during the year ended December 31, 2014 as the actual results provided the Company with more reliable information to weight the probability scenarios. The range of probability of achievement weighting was 70%—78%. This adjustment resulted in a $0.1 million increase to the contingent consideration during the year ended December 31, 2014. The discount rate of 17% has remained consistent during the nine months ended September 30, 2015. The Company believes that any probable changes during future periods to these assumptions will not have a material effect on the contingent considerations.

Liabilities measured at fair value on a recurring basis consisted of the following:

September 30, 2015 (in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Accrued acquisition payments	$—	$—	$862	$862
Total liabilities carried at fair value	$—	$—	$862	$862

December 31, 2014 (in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Accrued acquisition payments	$—	$663	$1,126	$1,789
Accrued acquisition payments, long-term portion	—	—	624	624
Total liabilities carried at fair value	$—	$663	$1,750	$2,413
Changes in the fair value of the Company’s Level 3 acquisition related liabilities during the nine months ended September 30, 2015 were as follows:

(In thousands)	September 30, 2015
Fair value at the beginning of the period	$1,750
Fair value of deferred consideration obligations	1,273
Payments of deferred consideration obligations	(2,161)
Fair value at the end of the period	$862

12.	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under the new standard, we expect to continue using the cost-to-cost percentage of completion method to recognize revenue for most of our long-term contracts. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. On July 9, 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now would be effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.
In April 2015, the FASB issued amended guidance which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability rather than as separate assets on the balance sheet. The FASB later issued guidance in August 2015 stating that debt issuance costs related to line-of-credit arrangements may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. This amended guidance will be effective for us beginning January 1, 2016. Early adoption is permitted, and the new guidance will be applied on a retrospective basis. The Company plans to early adopt this amended guidance as of the quarter ended December 31, 2015. The Company does not expect the adoption of this amended guidance to have a significant impact on the Company's consolidated financial statements and footnote disclosures.
In September 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The accounting guidance requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. The Company's early adoption of the accounting guidance in the third quarter of 2015 did not have a material impact on the Company's consolidated financial statements and footnote disclosures.
Other new pronouncements issued but not effective until after September 30, 2015 are not expected to have a material impact on our financial position, results of operations or liquidity.

13.	Other Current Assets, Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
The following table presents the components of selected balance sheet items as of September 30, 2015 and December 31, 2014:

(In thousands)	September 30, 2015	December 31, 2014
Other current assets:
Deferred project costs	$2,823	$2,555
Prepaid income tax	3,369	3,009
Other prepaid expenses	4,992	2,787
Deferred tax asset, current portion	1,148	1,148
Other current assets	2,448	2,591
Total other current assets	$14,780	$12,090
Accrued expenses and other current liabilities:
Accrued acquisition payments, current portion	$862	$1,789
Accrued customer volume discounts	763	384
Other accrued expenses	5,146	5,962
Deferred tax liability, current portion	1,499	1,167
Other current liabilities	1,800	1,183
Total accrued expenses and other current liabilities	$10,070	$10,485
Other long-term liabilities:
Pension and post retirement obligations, net of current portion	$11,279	$2,427
Accrued acquisition payments, net of current portion	—	624
Accrued income tax uncertainties	3,137	4,572
Accrued restructuring, net of current portion	1,778	1,329
Deferred rent	2,633	2,493
Other	1,996	2,341
Total other long-term liabilities	$20,823	$13,786
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

14.	Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following at September 30, 2015 and December 31, 2014, respectively:

(In thousands)	September 30, 2015	December 31, 2014
Cumulative foreign currency translation adjustments	$12,217	$16,183
Unfunded projected benefit obligation	583	581
Accumulative other comprehensive income	$12,800	$16,764

15.	Subsequent Events
On November 4, 2015, the Company acquired 100% of the outstanding shares of Geotext Translations, Inc. ("Geotext"), a U.S.-based privately-held provider of high quality legal translation services in the legal vertical market. The addition of Geotext will enable Lionbridge to meet growing demand for integrated, high-quality legal translation solutions and access Geotext’s long-standing relationships with clients in the legal industry. The Company made an initial cash payment of approximately $10.5 million at closing, plus net adjustments of approximately $0.8 million for initial working capital and acquired cash and debt, for a total initial consideration of $11.3 million. Under the terms of the purchase agreement, the former owners of Geotext will be eligible to receive additional cash consideration of up to $6.8 million, contingent on the fulfillment of certain revenue based financial conditions during the year period ending October 31, 2018. The transaction will be accounted for as a business combination using the acquisition method. Due to the timing of this acquisition, certain disclosures, including the preliminary allocation of the purchase price, have been omitted from this Quarterly Report on Form 10-Q because the initial accounting for the business combination was incomplete as of the filing date. The Company expects the preliminary allocation of the purchase price and other disclosures to be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income from operations	$4,463	$4,846	$11,840	$12,174
Net income	2,728	3,642	11,326	9,314
Lionbridge had an accumulated deficit of $192.6 million at September 30, 2015.
Microsoft Corporation ("Microsoft") has been a significant client of Lionbridge for more than a decade. In the past few quarters, Microsoft has been engaged in a reorganization plan resulting in decreases in project volume and associated services revenue with its suppliers, including Lionbridge. The Company believes that, based on current revenue and business activity levels with Microsoft, revenue from Microsoft will be stable for the remainder of 2015 as compared to the first half of 2015. Also with the addition of revenue from CLS, the percent of the Company’s total revenue attributed to Microsoft declined in the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. Microsoft revenue and Microsoft revenue as a percentage of total revenue in the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue attributable to Microsoft	$19,264	$21,520	$62,330	$80,234
Revenue attributable to Microsoft as a percentage of total revenue	14%	18%	15%	22%
Foreign Currency Impact
A significant portion of Lionbridge’s cost of revenue and operating expenses are recorded in Euro or other currencies, while the majority of the Company's revenues are recorded in U.S. Dollars. Certain segments of Lionbridge’s business, the Company's GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to other currencies, particularly the Euro and, to a lesser extent, the British Pound Sterling and Swiss Franc. The foreign currency translation impact on the Company's results is described in further detail where the impact is significant under the “Results of Operations” section below.
Critical Accounting Policies and Estimates
Lionbridge has identified the policies which are critical to understanding its business and results of operations. There have been no significant changes during the nine months ended September 30, 2015 to the items disclosed as the critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations
Revenue.    The following table shows GLC, GES, and Interpretation revenues in dollars and as a percentage of total revenue for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
GLC	$98,762	$80,258	71.2%	66.8%
GES	33,919	34,297	24.5%	28.5%
Interpretation	5,923	5,636	4.3%	4.7%
Total revenue	$138,604	$120,191	100.0%	100.0%
Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014
Revenue for the three months ended September 30, 2015 increased $18.4 million, or 15.3%, to $138.6 million from $120.2 million for the three months ended September 30, 2014. The increase in total revenue for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to an $18.5 million increase in the GLC segment.
Revenue from the Company’s GLC segment increased $18.5 million, or 23.1%, to $98.8 million for the three months ended September 30, 2015 from $80.3 million for the three months ended September 30, 2014. The increase in revenue from the Company's GLC segment was primarily due incremental revenue of $18.2 million from the acquisition of CLS and an increase in demand of $1.9 million from other clients, excluding Microsoft, during the quarter. These increases in revenue were partially offset by an unfavorable currency translation impact in revenue of $4.6 million principally driven by the strengthening of the U.S. Dollar versus the Euro and other currencies and a decrease of $1.6 million from Microsoft in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Revenue from the Company’s GES segment remained relatively consistent for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Revenue from the Company's GES segment included a $0.6 million decrease in revenue from Microsoft principally driven by decreased volume on a large multi-year program that is in a maintenance phase, partially offset by a $0.2 million increase in demand from other clients during the quarter.
Revenue from the Company’s Interpretation segment increased $0.3 million, or 5.1%, to $5.9 million for the three months ended September 30, 2015 from $5.6 million for the three months ended September 30, 2014. The increase in revenue from the Company's Interpretation segment was primarily due to an increase in volume from a U.S. Government customer and incremental volume from an existing customer.
The following table shows GLC, GES, and Interpretation revenues in dollars and as a percentage of total revenue for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended		% of Total Revenue
(In thousands, except percentages)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
GLC	$299,643	$249,325	71.5%	67.2%
GES	102,280	104,258	24.4%	28.1%
Interpretation	17,249	17,351	4.1%	4.7%
Total revenue	$419,172	$370,934	100.0%	100.0%
Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014
Revenue for the nine months ended September 30, 2015 increased $48.2 million, or 13.0%, to $419.2 million from $370.9 million for the nine months ended September 30, 2014. The increase in total revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to a $50.3 million increase in the GLC segment, partially offset by a $2.0 million decrease in the GES segment.
Revenue from the Company’s GLC segment increase $50.3 million, or 20.2%, to $299.6 million for the nine months ended September 30, 2015 from $249.3 million for the nine months ended September 30, 2014. The increase in revenue from the Company's GLC segment was primarily due incremental revenue of $58.6 million from the acquisition of CLS and an increase demand of $5.4 million from other clients, excluding Microsoft, during the period. These increases in revenue were partially offset by an unfavorable currency translation impact in revenue of $15.3 million principally driven by the strengthening of the U.S. Dollar versus the Euro and other currencies and a decrease in revenue of $13.7 million from Microsoft in nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Revenue from the Company’s GES segment remained relatively consistent for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Included in revenue for the nine months ended September 30, 2015 from the Company's GES segment was a $4.2 million decrease in revenue from Microsoft principally driven by decreased volume on a large multi-year program that is in a maintenance phase, partially offset by a $2.2 million increase in revenue from other customers driven by increased demand.
Revenue from the Company’s Interpretation segment for the nine months ended September 30, 2015 remained relatively consistent compared to the nine months ended September 30, 2014. A significant portion of revenue for this segment is attributable to one multi-year contract with U.S. Department of Justice Executive Office for Immigration Review (EOIR), which was scheduled to expire on September 30, 2015. The Company was notified that the contract was extended for an additional two months, which is the maximum period the contract can be extended. This customer accounted for $10.8 million and $11.4 million in revenue for the first nine months of 2015 and 2014, respectively, with gross margins below the average of the Interpretation segment. Since the EOIR elected to extend this contract beyond the scheduled expiration date, the Company expects revenue from this U.S. Government customer to continue through November 30, 2015. As a result of the expiration of the EOIR contract, revenue for the Interpretation segment is expected to decline beginning in the fourth quarter of 2015, subject to any revenue increases from new or existing interpretation customers. However, the Company expects that revenue from other interpretation customers will continue through the end of the year at current levels and with gross margins at or above average gross margins for the segment.
Cost of Revenue and Gross Margin.    Gross margin is revenue less cost of revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation and testing services provided by third parties as well as salaries and associated employer taxes and employee benefits for personnel related to client engagements. The following table shows GLC, GES and Interpretation cost of revenue, cost of revenue as a percentage of revenue, gross margin and gross margin as a percentage of revenue for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2015	2014	2015	2014
Cost of revenue (exclusive of depreciation and amortization):
GLC	$63,510	$51,822	$190,802	$165,209
GES	24,163	24,009	71,604	73,672
Interpretation	5,304	4,777	15,419	14,678
Total cost of revenue	$92,977	$80,608	$277,825	$253,559
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue:
GLC	64.3%	64.6%	63.7%	66.3%
GES	71.2%	70.0%	70.0%	70.7%
Interpretation	89.5%	84.8%	89.4%	84.6%
Total cost of revenue as a percentage of revenue	67.1%	67.1%	66.3%	68.4%
Gross margin:
GLC	$35,252	$28,436	$108,841	$84,116
GES	9,756	10,288	30,676	30,586
Interpretation	619	859	1,830	2,673
Total gross margin	$45,627	$39,583	$141,347	$117,375
Gross margin percentage:
GLC	35.7%	35.4%	36.3%	33.7%
GES	28.8%	30.0%	30.0%	29.3%
Interpretation	10.5%	15.2%	10.6%	15.4%
Total gross margin percentage	32.9%	32.9%	33.7%	31.6%

Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014
For the three months ended September 30, 2015 total gross margin increased $6.0 million, or 15.3%, to $45.6 million as compared to $39.6 million for the three months ended September 30, 2014. Total gross margin percentage remained relatively consistent for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increases in total gross margin and total gross margin percentage were primarily driven by the Company's GLC segment as described below.
For the three months ended September 30, 2015 GLC gross margin increased $6.8 million, or 24.0%, to $35.3 million as compared to $28.4 million for the three months ended September 30, 2014. The increase in gross margin was primarily due to the contribution by CLS of $6.4 million of incremental gross margin to the GLC segment. GLC gross margin percentage increased to 35.7% for the three months ended September 30, 2015 from 35.4% for the three months ended September 30, 2014. Excluding CLS, the increase in GLC gross margin percentage was primarily driven by a favorable currency translation impact in the gross margin percentage in the GLC segment, partially offset by unfavorable work mix.
For the three months ended September 30, 2015 GES gross margin remained relatively consistent as compared to the three months ended September 30, 2014. GES gross margin percentage decreased to 28.8% for the three months ended September 30, 2015 from 30.0% for the three months ended September 30, 2014. The decrease in gross margin percentage was primarily driven unfavorable work mix, partially offset by a favorable currency translation impact in the gross margin percentage in the GES segment.
For the three months ended September 30, 2015 Interpretation gross margin decreased $0.2 million, or 27.9%, to $0.6 million as compared to $0.9 million for the three months ended September 30, 2014. Total gross margin percentage decreased to 10.5% for the three months ended September 30, 2015 from 15.2% for the three months ended September 30, 2014. The decreases in gross margin and gross margin percentage were primarily due to lower margins on a U.S. Government customer.
Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014
For the nine months ended September 30, 2015 total gross margin increased $24.0 million, or 20.4%, to $141.3 million as compared to $117.4 million for the nine months ended September 30, 2014. Total gross margin percentage increased to 33.7% for the quarter ended September 30, 2015 from 31.6% for the nine months ended September 30, 2014. The increases in total gross margin and total gross margin percentage were primarily driven by the Company's GLC segment as described below.
For the nine months ended September 30, 2015 GLC gross margin increased $24.7 million, or 29.4%, to $108.8 million as compared to $84.1 million for the nine months ended September 30, 2014. The increase in gross margin was primarily due to the contribution by CLS of $20.4 million of incremental gross margin to the GLC segment and a favorable currency translation impact of $4.7 million principally driven by the strengthening of the U.S. Dollar versus the Euro. GLC gross margin percentage increased to 36.3% for the nine months ended September 30, 2015 from 33.7% for the nine months ended September 30, 2014. Excluding CLS, the increase in GLC gross margin percentage was primarily driven by a favorable currency translation impact, partially offset by unfavorable work mix in the gross margin percentage in the GLC segment.
For the nine months ended September 30, 2015 GES gross margin remained relatively consistent as compared to the nine months ended September 30, 2014. GES gross margin percentage increased to 30.0% for the nine months ended September 30, 2015 from 29.3% for the nine months ended September 30, 2014. The increase in gross margin percentage was primarily due to a favorable currency translation impact in the GES segment, partially offset by unfavorable work mix in gross margin and the gross margin percentage.
For the nine months ended September 30, 2015 Interpretation gross margin decreased $0.8 million, or 31.5%, to $1.8 million as compared to $2.7 million for the nine months ended September 30, 2014. Total gross margin percentage decreased to 10.6% for the nine months ended September 30, 2015 from 15.4% for the nine months ended September 30, 2014. The decreases in gross margin and gross margin percentage were primarily due to lower margins on a U.S. Government customer. As described above, the Company’s multi-year contract with EOIR was scheduled to expire on September 30, 2015, but the Company was notified that the contract was extended for an additional two months. However, the Company expects that revenue from other interpretation customers will continue through the end of the year at current levels and with gross margins at or above average gross margins for the segment. As a result, the Company believes gross margin percentage for the Interpretation segment and for the Company as a whole will not be negatively impacted by the expiration of the EOIR contract. Moreover, the Company expects that cost of revenue, cost of revenue as a percentage of total revenue and gross margin will decrease within the Interpretation segment and gross margin as a percentage of total revenue within the Interpretation segment will increase beginning in the fourth quarter of 2015, reflecting the higher profitability of remaining Interpretation business.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employer taxes and employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars and as a percentage of revenue for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total sales and marketing expenses	$11,083	$9,685	8.0%	8.1%
Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014
Sales and marketing expenses increased $1.4 million, or 14.4%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to a $0.8 million increase in employee-related compensation costs principally driven by the Company's acquisition of CLS, $0.3 million increase in use of consultants and $0.3 million increase in other costs, including lead generation and trade shows. As a percentage of revenue, sales and marketing expenses decreased to 8.0% for the three months ended September 30, 2015 as compared to 8.1% for the three months ended September 30, 2014.
The following table shows sales and marketing expenses in dollars and as a percentage of revenue for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended		% of Total Revenue
(In thousands, except percentages)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total sales and marketing expenses	$35,163	$29,369	8.4%	7.9%
Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014
Sales and marketing expenses increased $5.8 million, or 20%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to a $4.2 million increase in employee-related compensation costs principally driven by the Company's acquisition of CLS and $1.2 million in other costs, including lead generation and trade shows. As a percentage of revenue, sales and marketing expenses increased to 8.4% for the nine months ended September 30, 2015 as compared to 7.9% for the nine months ended September 30, 2014. The Company anticipates sales and marketing to be approximately 8.0% to 8.5% of total revenue for the full year 2015.
General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employer taxes and employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars and as a percentage of revenue for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total general and administrative expenses	$21,888	$19,868	15.8%	16.5%
Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014
General and administrative expenses increased $2.0 million, or 10.2%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to incremental general and administrative expenses related to CLS. This increase included approximately $3.9 million in incremental general and administrative expenses related to CLS for the three months ended September 30, 2015, partially offset by a favorable currency translation impact of $1.3 million principally driven by the strengthening of the U.S. Dollar versus the Euro. As a percentage of revenue, general and administrative expenses decreased to 15.8% for the three months ended September 30, 2015 as compared to 16.5% for the three months ended September 30, 2014.

The following table shows general and administrative expenses in dollars and as a percentage of revenue for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended		% of Total Revenue
(In thousands, except percentages)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total general and administrative expenses	$69,024	$60,587	16.5%	16.3%
Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014
General and administrative expenses increased $8.4 million, or 14%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to incremental general and administrative expenses related to CLS. This increase included approximately $14.1 million in incremental general and administrative expenses related to CLS for the nine months ended September 30, 2015, partially offset by a favorable currency translation impact of $4.0 million principally driven by the strengthening of the U.S. Dollar versus the Euro. As a percentage of revenue, general and administrative expenses increased to 16.5% for the nine months ended September 30, 2015 as compared to 16.3% for the nine months ended September 30, 2014.
Research and Development.    Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform, its Translation WorkspaceTM cloud-based offering and its customizable real-time automated machine translation technology known as GeoFluentTM. The cost consists primarily of salaries and associated employer taxes and employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars and as a percentage of revenue for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total research and development expense	$1,903	$1,698	1.4%	1.4%
Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014
Research and development expenses increased $0.2 million, or 12%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to incremental research and development expenses related to CLS. As a percentage of revenue, research and development expenses remained relatively consistent three months ended September 30, 2015 as compared to the same period of the prior year.
The following table shows research and development expense in dollars and as a percentage of revenue for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended		% of Total Revenue
(In thousands, except percentages)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total research and development expense	$6,060	$5,194	1.4%	1.4%
Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014
Research and development expenses increased $0.9 million, or 17%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to incremental research and development expenses related to CLS. As a percentage of revenue, research and development expenses remained relatively consistent nine months ended September 30, 2015 as compared to the same period of the prior year.

Depreciation and Amortization.    Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars and as a percentage of revenue for the three months of the prior year and as a percentage of revenue for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total depreciation and amortization expense	$2,340	$2,033	1.7%	1.7%
Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014
Depreciation and amortization expense increased by $0.3 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to incremental depreciation expense related to CLS. As a percentage of revenue, depreciation and amortization expense remained relatively consistent for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
The following table shows depreciation and amortization expense in dollars and as a percentage of revenue for the nine months of the prior year and as a percentage of revenue for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended		% of Total Revenue
(In thousands, except percentages)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total depreciation and amortization expense	$6,922	$5,771	1.7%	1.6%
Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014
Depreciation and amortization expense increased by $1.2 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to incremental depreciation expense related to CLS. As a percentage of revenue, depreciation and amortization expense remained relatively consistent for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Amortization of Acquisition-related Intangible Assets.    Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets from acquired businesses. The following table shows amortization of acquisition-related intangible assets in dollars and as a percentage of revenue for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Amortization of acquisition-related intangible assets	$993	$842	0.7%	0.7%
Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014
Amortization of acquisition-related intangible assets for the three months ended September 30, 2015 of $1.0 million relates to the amortization of identifiable intangible assets from acquisitions made prior to 2014, the Darwin and CTT acquisitions from 2014 and the CLS acquisition from 2015. Amortization of acquisition-related intangible assets for the three months ended September 30, 2014 of $0.8 million relates to the amortization of identifiable intangible assets from acquisitions made prior to 2013 and the E5 Global Holdings, Inc. acquisition from 2013.
The following table shows amortization of acquisition-related intangible assets in dollars and as a percentage of revenue for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended		% of Total Revenue
(In thousands, except percentages)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Amortization of acquisition-related intangible assets	$2,979	$2,453	0.7%	0.7%
Amortization of acquisition-related intangible assets for the nine months ended September 30, 2015 of $3.0 million relates to the amortization of identifiable intangible assets from acquisitions made prior to 2014, the Darwin and Clay Tablet acquisitions from 2014 and the CLS acquisition from 2015. Amortization of acquisition-related intangible assets for the nine months ended September 30, 2014 of $2.5 million relates to the amortization of identifiable intangible assets from acquisitions made prior to 2013 and the E5 Global Holdings, Inc. acquisition from 2013.
Restructuring and Other Charges.   The following table shows restructuring and other charges in dollars and as a percentage of revenue for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Restructuring and other charges	$2,957	$611	2.1%	0.5%
The following table shows restructuring charges primarily for workforce reductions and incurred additional costs for previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions and acquisition-related costs for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended
(In thousands)	September 30, 2015	September 30, 2014
Restructuring charges recorded for reduction in workforce and other	$1,833	$207
Changes in estimated liabilities and restructuring charges recorded for vacated facility/lease termination	534	47
Total restructuring charges recorded	2,367	254
Acquisition-related costs	590	357
Restructuring and other charges	$2,957	$611
Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014
Restructuring and other charges increased $2.3 million, to $3.0 million for the three months ended September 30, 2015, from $0.6 million for the three months ended September 30, 2014. This increase was primarily due to an increase of $1.6 million in restructuring charges recorded for reduction in workforce and an increase of $0.5 million for changes in estimated liabilities and restructuring charges recorded for vacated facilities and lease terminations primarily in the GLC segment for the three months ended September 30, 2015 principally driven by a careful plan to optimize operations with the acquisition of CLS. The increase in acquisition-related costs of $0.2 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily due to the Company's engagement in strategic initiatives.
The following table shows restructuring and other charges in dollars and as a percentage of revenue for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended		% of Total Revenue
(In thousands, except percentages)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Restructuring and other charges	$9,359	$1,827	2.2%	0.5%
The following table shows restructuring charges primarily for workforce reductions and incurred additional costs for previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions and acquisition-related costs for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014
Restructuring charges recorded for reduction in workforce and other	$6,435	$1,137
Changes in estimated liabilities and restructuring charges recorded for vacated facility/lease termination	682	185
Total restructuring charges recorded	7,117	1,322
Acquisition-related costs	2,242	505
Restructuring and other charges	$9,359	$1,827

Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014
Restructuring and other charges increased $7.5 million, to $9.4 million for the nine months ended September 30, 2015, from $1.8 million for the nine months ended September 30, 2014. This increase was primarily due to an increase of $5.3 million in restructuring charges recorded for reduction in workforce primarily in the GLC segment and other charges for the nine months ended September 30, 2015 principally driven by a plan to optimize operations with the acquisition of CLS. The Company estimates it will incur $10 million to $12 million of restructuring and other costs in 2015 associated with integrating the acquired operations and restructuring the combined company, which may include charges related to employees, assets and activities that will not continue in the combined company. The Company expects cost savings of approximately $5 million in 2015 and $10 million on an annualized basis beginning in 2016. By the end of 2016, the Company expects restructuring as a result of the acquisition of CLS to be substantially complete with minimal expected future impacts to operating results, liquidity or cash flows. If anticipated savings are not achieved as expected or if they are achieved in periods other than as expected, the Company will discuss the reasons for the variation and any likely effects on future operating results and liquidity. The increase in acquisition-related costs of $1.7 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily due to accounting, integration and valuation costs associated with the acquisition of CLS and the Company's engagement in strategic initiatives. The Company does not expect any additional acquisition-related costs to arise from the acquisition of CLS in 2015.
Interest Expense, Interest Income and Other Expense (Income), Net.    Interest expense represents interest paid or payable on debt and the amortization of deferred financing costs. Other income, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The following table shows interest expense and other (income) expense, net for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total interest expense	$576	$189	$1,718	$492
Interest income	13	9	50	59
Other expense (income), net	417	(42)	(2,335)	(153)
Three and Nine Months Ended September 30, 2015 versus Three and Nine Months Ended September 30, 2014
Interest expense for the three months ended September 30, 2015 increased approximately $0.4 million to $0.6 million compared to $0.2 million for the three months ended September 30, 2014 primarily due to an increase in the amount of outstanding debt at September 30, 2015 compared to September 30, 2014 principally driven by the Company's financing of the acquisition of CLS. Interest expense for the nine months ended September 30, 2015 increased $1.2 million to $1.7 million compared to $0.5 million for the nine months ended September 30, 2014 primarily due to an increase in the amount of outstanding debt at September 30, 2014 compared to September 30, 2015 principally driven by the Company's financing of the acquisition of CLS. Interest income for the three and nine months ended September 30, 2015 was relatively consistent compared to the three and nine months ended September 30, 2014. Other expense (income), net, primarily related to net foreign currency transaction losses (gains) attributable to differences among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year. The change in other expense (income), net for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to the strengthening of the Euro and other currencies against the U.S. Dollar during that period. The change in other expense (income), net for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to the weakening of the Euro and other currencies against the U.S. Dollar during that period.

Income Before Income Taxes.    The components of income before income taxes were as follows for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
United States	$(1,083)	$2,035	$(636)	$2,017
Foreign	4,566	2,673	13,143	9,877
Income before income taxes	$3,483	$4,708	$12,507	$11,894
During the three months ended September 30, 2015, the Company’s United States operations generated a loss before income taxes of $1.1 million as compared to income before income taxes of $2.0 million for the three months ended September 30, 2014 as a result of a higher percentage of contracts being entered into by its foreign entrepreneur than in the United States. The Company’s foreign operations generated income before income taxes of $4.6 million for the three months ended September 30, 2015 as compared to income before income taxes of $2.7 million during the three months ended September 30, 2014. A significant portion of our operating costs are incurred outside the United States and a majority of our foreign affiliates are subject to cost-plus based transfer pricing agreements which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The changes in trends experienced in the Company’s foreign operations in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is due to reduced restructuring costs in a number of its foreign jurisdictions in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
During the nine months ended September 30, 2015, the Company’s United States operations generated a loss before income taxes of $0.6 million as compared to income before income taxes of $2.0 million for the nine months ended September 30, 2014 as a result of a higher percentage of contracts being entered into by its foreign entrepreneur than in the United States. The Company’s foreign operations generated income before income taxes of $13.1 million for the nine months ended September 30, 2015 as compared to an income before income taxes of $9.9 million during the nine months ended September 30, 2014. A significant portion of our operating costs are incurred outside the United States and a majority of our foreign affiliates are subject to cost-plus based transfer pricing agreements which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The changes in trends experienced in the Company’s foreign operations results from controlled internal costs of sale coupled with revenue growth in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Provision for Income Taxes.    The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions, and interest and penalties associated with uncertain tax positions. The tax provision decreased from $1.1 million in three months ended September 30, 2014 to a provision of $0.8 million for the three months ended September 30, 2015. The tax provision decreased from $2.6 million in the nine months ended September 30, 2014 to $1.2 million for the nine months ended September 30, 2015. The change in the tax provision for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 is primarily due to the foreign profits mixes, which are subject to tax by the foreign jurisdictions due to the treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model, and a discrete benefit recognized in the nine months ended September 30, 2015 of approximately $1.4 million related to the release of certain existing reserves for uncertain tax positions, primarily due to a favorable tax ruling in India.

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

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$2,728	$3,642	$11,326	$9,314
Amortization of acquisition-related intangible assets	993	842	2,979	2,453
Stock-based compensation	2,007	2,008	5,663	5,814
Restructuring and other charges	2,957	611	9,359	1,827
Adjusted earnings	$8,685	$7,103	$29,327	$19,408
Fully diluted weighted-average number of common shares outstanding	62,623	62,646	62,528	63,070
Adjusted diluted earnings per share	$0.14	$0.11	$0.47	$0.31
Liquidity and Capital Resources
The following table shows cash and cash equivalents and working capital at:

(In thousands)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$30,926	$36,893
Working capital	71,083	63,776
Lionbridge’s working capital increased $7.3 million, to $71.1 million at September 30, 2015, as compared to $63.8 million at December 31, 2014. The increase in working capital in the first nine months of 2015, excluding the impact of acquisitions, was primarily driven by a $9.1 million increase in accounts receivable and a decrease of $3.4 million in deferred revenue. In addition, the increase in working capital was due to incremental working capital of $6.2 million from the acquisition of CLS. These changes in working capital were partially offset by a decrease in cash and cash equivalents of $10.0 million, excluding cash acquired from CLS, principally driven by payments on borrowings on the Company's credit facility related to the financing of the Company’s acquisition of CLS, payments of deferred acquisition obligations and payments for share repurchases.
In general, cash and net assets held outside of the United States are not legally restricted from being transferred to the United States in order to assist with debt repayment, domestic capital expenditures and other working capital requirements of the U.S. parent company, Lionbridge Technologies, Inc. However, the Company does not intend to transfer any such funds to the U.S. as its domestic sources of cash from operations are sufficient to fund its operations, debt servicing and other liquidity needs. In the event that a transfer did occur, such funds would be subject to applicable local withholding taxes and U.S. taxes in certain circumstances. Cash and cash equivalents held at our foreign subsidiaries were approximately $27.9 million at September 30, 2015. Determination of the potential deferred income tax liability on unrepatriated cash and cash equivalents is not practicable due to uncertainty regarding the remittance structure and the overall complexity of the calculation.

Cash Flows from Operating Activities

	Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014
Net cash provided by operating activities	$7,407	$8,560
Net cash provided by operating activities was $7.4 million in the first nine months of 2015. Net cash provided by operating activities in the first nine months of 2015 were net income of $11.3 million and the addition of non-cash charges of $15.9 million, partially offset by a decrease of $19.8 million in cash related to changes in operating assets and liabilities principally driven by an $11.4 million increase in accounts receivable. The change of $1.2 million in net cash provided by operating activities in the first nine months of 2015 as compared to the first nine months of 2014 was primarily due to an increase in net income and non-cash charges, partially offset by changes in operating assets and liabilities.
Lionbridge has not experienced any significant trends in accounts receivable and unbilled receivables other than changes relative to the change in revenue, as previously noted. Fluctuations in accounts receivable and unbilled receivables from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.
Cash Flows from Investing Activities

	Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014
Net cash used in investing activities	$(71,986)	$(8,487)
The change of $63.5 million in net cash used in investing activities in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to an increase in purchases of property and equipment and the acquisition of CLS as described below.
Purchases of property and equipment were as follows:

	Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014
Purchases of property and equipment	$(7,685)	$(6,127)
The Company expects our property and equipment expenditures to be between approximately $10–$12 million in 2015, consistent with the anticipated needs of the Company's business and for specific investments including capital assets.
In pursuing the Company's business strategies, the Company acquires and invests in certain businesses that meet strategic and financial criteria. The cash paid for acquisitions, net of cash acquired was as follows:

	Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014
Cash paid for acquisitions, net of cash acquired	$(64,301)	$(2,360)
The Company acquired CLS Communication Language Services Holding AG ("CLS") for $64.3 million, net of cash acquired.
Cash Flows from Financing Activities

	Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014
Net cash provided by (used in) financing activities	$61,407	$(6,004)
The change of $67.4 million in net cash in financing activities in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to the proceeds from borrowings on the Company's revolving line of credit in order to fund the acquisition of CLS, partially offset by payments on borrowings on the Company's revolving line of credit and the payoff of acquired debt.

On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18.0 million over three years commencing in the second quarter of 2013. During the program, the Company is authorized to repurchase Lionbridge common shares with a total value up to $6.0 million per year, subject to certain market rate conditions. The Company's share repurchases were as follows:

	Nine Months Ended
	September 30, 2015		September 30, 2014
(In thousands)	$	Shares	$	Shares
Shares repurchased under our share repurchase program	$1,459	265	$4,682	854
Since the program's inception, the Company has repurchased 3.1 million shares for a total value of $12.6 million. On October 29, 2015, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $50 million during the period commencing in the fourth quarter of 2015 through December 31, 2018. Under the program, the Company is authorized to repurchase Lionbridge common shares subject to certain market rate conditions.
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
Contractual Obligations
As of September 30, 2015, there were no other material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The total amount of net unrecognized tax benefits for uncertain tax positions, excluding related interest and penalties, has decreased by $0.8 million during the nine months ended September 30, 2015, is $3.0 million.
The Company believes that it is reasonably possible that approximately $1.0 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months.
Off-Balance Sheet Arrangements
The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under the new standard, we expect to continue using the cost-to-cost percentage of completion method to recognize revenue for most of our long-term contracts. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. On July 9, 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now would be effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.
In April 2015, the FASB issued amended guidance which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability rather than as separate assets on the balance sheet. The FASB later issued guidance in August 2015 stating that debt issuance costs related to line-of-credit arrangements may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. This amended guidance will be effective for us beginning January 1, 2016. Early adoption is permitted, and the new guidance will be applied on a retrospective basis. The Company plans to early adopt this amended guidance as of the quarter ended December 31, 2015. The Company does not expect the adoption of this amended guidance to have a significant impact on the Company's consolidated financial statements and footnote disclosures.
In September 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The accounting guidance requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. The Company's early adoption of the accounting guidance in the third quarter of 2015 did not have a material impact on the Company's consolidated financial statements and footnote disclosures.
Other new pronouncements issued but not effective until after September 30, 2015 are not expected to have a material impact on our financial position, results of operations or liquidity.
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
Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its term loan and revolving credit facilities which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of September 30, 2015, $94.1 million was outstanding under the Company’s credit facility. A hypothetical 10% increase or decrease in interest rates would have less than a $0.2 million impact on the Company’s interest expense based on the $94.1 million outstanding at September 30, 2015 with a blended interest rate of 1.85%. Lionbridge is also exposed to market risk through its investing activities. The Company’s portfolio consists of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, approximately 35% and 36% of the Company's revenue for the three and nine months ended September 30, 2015, respectively, was denominated in foreign currencies, primarily the Euro and, to a lesser extent the Swiss Franc and the British Pound Sterling as compared to approximately 31% and 32% for the three and nine months ended September 30, 2014, respectively. Approximately 59% and 58% of the Company's costs and expenses for the three months ended September 30, 2015 and 2014, respectively, and approximately 61% and 59% of the Company's costs and expenses for the nine months ended September 30, 2015 and 2014, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 14% and 12% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of September 30, 2015 and December 31, 2014, respectively, while 15% and 17% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of September 30, 2015 and December 31, 2014, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $61.2 million and $46.8 million as of September 30, 2015 and December 31, 2014, respectively. The principal foreign currency applicable to the Company’s business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable, debt and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at September 30, 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.
Lionbridge acquired CLS Communication Language Services Holding AG ("CLS") in the first quarter of 2015 and CLS represented approximately 7% of the Company's total assets as of September 30, 2015. As the acquisition occurred in the first quarter of 2015, the scope of the Company's assessment of the effectiveness of internal control over financial reporting does not include CLS. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2015, the Company withheld 393,442 restricted shares from certain employees to cover certain withholding taxes due from the employees at the time the shares vested. The following table provides information about Lionbridge’s purchases of equity securities for the nine months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2015—January 31, 2015	252,881	$5.35
February 1, 2015—February 28, 2015	94,181	5.11
March 1, 2015—March 31, 2015	14,069	5.93
May 1, 2015—May 31, 2015	8,540	5.56
June 1, 2015—June 30, 2015	2,828	6.30
August 1, 2015 - August 31, 2015	14,623	5.87
September 1, 2015 - September 30, 2015	6,320	5.07
Total	393,442	$5.34
In addition, upon the termination of employees during the nine months ended September 30, 2015, 92,880 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the nine months ended September 30, 2015:

Period	Total Number of Shares Forfeited
January 1, 2015—January 31, 2015	26,250
February 1, 2015—February 28, 2015	32,880
March 1, 2015—March 31, 2015	11,250
May 1, 2015—May 31, 2015	8,750
June 1, 2015—June 30, 2015	8,625
September 1, 2014 - September 30, 2014	5,125
Total	92,880

Item 6. Exhibits
(a) Exhibits.

Exhibit Number	Description

31.1 *
Certification of Rory J. Cowan, the Company’s principal executive officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *
Certification of Marc E. Litz, the Company’s principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †
Certifications of Rory J. Cowan, the Company’s principal executive officer, and Marc E. Litz, the Company’s principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Lionbridge Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, as filed with the SEC on November 9, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
†	Furnished herewith.

LIONBRIDGE TECHNOLOGIES, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONBRIDGE TECHNOLOGIES, INC.

By:	/S/ MARC E. LITZ
Marc E. Litz
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Dated: November 9, 2015