Form 10-K
period 2015-12-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2016-03-04
CIK 1058299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2015, was approximately $355.2 million (based on the closing price of the registrant’s Common Stock on June 30, 2015, of $6.17 per share).
The number of shares outstanding of the registrant’s $0.01 par value Common Stock as of February 29, 2016 was 64,173,282.

DOCUMENTS INCORPORATED BY REFERENCE
Lionbridge intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2015. Portions of such proxy statement are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2015

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
About Lionbridge
Lionbridge is a leading provider of global content and communications solutions. We provide translation, online marketing, global content and testing solutions that ensure local relevancy, global brand consistency and technical usability across languages, platforms and geographies. Using our global program management expertise, innovative cloud technology platforms and our global crowd of more than 100,000 independent, qualified professionals, we enable hundreds of world-leading brands to effectively reach, engage and support their customers in local markets worldwide.
Lionbridge has three operating segments:
Through its Global Language and Content (“GLC”) solutions, Lionbridge translates, localizes and adapts clients’ content and products to meet the language, cultural, technical and industry-specific requirements of users in local markets throughout the world. As part of its GLC solutions, Lionbridge also provides global marketing services, and creates and translates technical documentation for clients who market to and support customers in global markets. Lionbridge GLC solutions utilize the Company’s cloud-based technology platforms and applications, its crowd based translation resources and its global service delivery model, which make the translation, localization and content management processes more efficient for Lionbridge and its clients.
Through its Global Enterprise Solutions (“GES”) solutions, Lionbridge tests applications and online search results to help clients deliver high-quality, relevant applications and content in global markets. The Company’s GES solutions ensure the quality, usability, relevance and performance of clients’ web applications, content, software, search engines, online games, and technology products content globally. As part of its GES offering, Lionbridge also provides specialized professional crowdsourcing services including search relevance testing, in-country testing for mobile devices, and data management solutions.
Lionbridge provides interpretation services for government, business and healthcare organizations that require experienced linguists to facilitate communication. Lionbridge provides interpretation communication services in more than 360 languages and dialects, including over-the-phone and onsite interpretation services.
Lionbridge provides a full suite of global content and communications solutions to businesses in diverse end markets including technology, manufacturing, life sciences, automotive, aerospace, business services, retail, government, financial and legal. Lionbridge believes its services enable clients to gain market share, build loyalty and speed adoption of content in their international markets.

Lionbridge provides the following benefits to clients:
Global Scale.    With approximately 6,000 full-time equivalent employees worldwide, Lionbridge operates solution centers in 28 countries. Lionbridge utilizes its proven program management capabilities, its cloud-based technology platforms and its global crowd of qualified professionals to provide its clients with the optimal combination of technical, linguistic, cultural and industry-specific expertise. Lionbridge’s global infrastructure enables us to deliver high-value, cost-effective services and to meet its clients’ technical, linguistic, vertical market and geographic requirements.
In-Country Knowledge and Expertise.    Lionbridge service offerings are based on the Company’s ability to combine its own network of program and project managers, technical experts and quality assurance personnel around the world with an external network of pre-qualified, in-country independent professionals. Our network of independent professionals include more than 100,000 translators, interpreters, subject-matter experts, testers and data management specialists in more than 100 countries. This comprehensive crowd of professionals allows us to provide in-country, local market knowledge and expertise that is aligned to each client's business need. As a result, our clients can efficiently deliver online content, marketing communications, products and websites that are linguistically, technically and culturally relevant for their target buyers in local markets worldwide.
Cloud-based and Other Technologies.    Lionbridge solutions utilize a comprehensive platform of technologies that make translation, online marketing, testing and task management processes more efficient, productive and consistent. The following technologies are included in Lionbridge’s language technology suite:

—
Connectors that link clients’ content and online marketing platforms with Lionbridge’s translation processes and technologies to automate and simplify the management and publishing of multilingual content.

—	APIs that allow translation to become a native feature in clients’ existing applications and technologies.

—	Project portals and online platforms that enable clients to submit, price, track and receive translation files and projects using a simple, easy-to-use online process.

—
Machine translation and cloud-based, multi-tenant translation memory applications that simplify and automate translation processes and allow for real-time, in-context reuse of previously translated words, phrases and glossaries.

—
Task management and workflow platforms that automate task assignment, file management, quality assessment and invoicing to Lionbridge’s pre-qualified network of independent testing, translation, quality assurance and data professionals around the world.

—	Quality assurance technologies and processes that ensure translation output meets the quality expectations and brand integrity needs of each client.
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

Lionbridge Segments
Lionbridge provides a full suite of global content and communications solutions. Our three operating segments are:
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
Product Localization.    Lionbridge creates versions of its clients’ products and software applications, including user interface, online help systems and documentation in multiple languages. Through its internationalization, software localization and technical translation services, Lionbridge provides its clients with culturally adapted multilingual versions of their products and applications. Lionbridge’s product localization services enable Lionbridge clients to release fully operable software applications, technology products and mobile devices that are adapted to the cultural, linguistic and technical requirements of users in specific international markets.
For example, for a Fortune 100 client, Lionbridge translates and adapts product user interfaces of the client’s software products and applications to ensure the products are linguistically, culturally and technically appropriate for 30 target markets worldwide. The Lionbridge process is integrated with, and essential to, the client’s global product release cycle. As a result, Lionbridge believes that it is reducing the time and expense required for its client’s new products to reach international markets, resulting in greater customer satisfaction worldwide.
Language Technology.    Lionbridge offers language technology solutions to enterprises, freelance translators and translation agencies. Lionbridge offers two cloud-based language technologies, Translation Workspace®, a productivity technology for translators and agencies, and GeoFluent®, a customized machine translation technology that integrates with leading contact center communications platforms to provide effective, efficient multilingual customer care across all channels including virtual and agent-assisted chat, email, in-call voice, social, forums helpdesk and ticketing.
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
To make the translation and localization process efficient, Lionbridge GLC services use cloud-based technologies for translation automation, management, productivity and workflow. Translation Workspace®, Lionbridge’s cloud-based translation memory application, allows translators to collaborate, share knowledge, and deliver consistent results. Lionbridge GLC services also incorporate online platforms for procurement, management and optimization of translation projects including Lionbridge onDemand, a dedicated online model for clients to select, price, access and receive translation solutions in a fully automated manner, Freeway®, a client portal that allows clients to initiate and track translation projects, and TMS, a translation management system for workflow. Lionbridge believes that its cloud-based language technologies increase efficiency and enable clients to better manage their language assets on a real-time basis. Using technology, Lionbridge increases the quality of multilingual content and enables the translation process to be more efficient as client programs grow in volume, scope and duration. This technology-based approach allows Lionbridge to increase its opportunities for recurring clients and increase program efficiency over time.
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
Global Enterprise Solutions (“GES”)
In-Country Testing Solutions.     Lionbridge provides a range of in-country testing solutions that build on Lionbridge’s skills for managing private pre-qualified crowds of more than 100,000 professionals across more than 100 countries. Through its in-country testing solutions, the Company helps organizations ensure local relevance, usability, performance and quality of applications, online content, search results and devices. As part of its in-country testing solutions, Lionbridge administers a comprehensive managed service for its clients including finding, recruiting, qualifying, and paying independent professionals in local markets worldwide, and managing projects and tasks via a secure enterprise task management platform. As a result of its flexible, professional crowd-based delivery model, Lionbridge believes its in-country testing solutions help enterprises increase the relevance and quality of their applications, content and products worldwide, while increasing productivity and reducing costs.
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
For example, for one U.S. Government agency, Lionbridge has provided telephonic interpretation services, onsite interpretation services and translation services during interviews of individuals seeking asylum or protection from removal to their home countries. As a result, Lionbridge believes that this government agency is assured of greater reliability in understanding and evaluating claims. For a large healthcare information service provider, Lionbridge provides interpretation services that link patients with interpreters who translate the confidential communications between the patients and healthcare providers. Lionbridge believes that this enables the healthcare information provider to effectively and efficiently service its total of approximately 500 non-English speaking users per month.
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
Clients
Lionbridge clients are predominantly Global 2000 companies in the technology, manufacturing, life sciences, automotive, aerospace, business services, retail, government, financial and legal. Lionbridge provided services in excess of $50,000 to approximately 400 clients worldwide for the year ended December 31, 2015. The following companies are representative Lionbridge clients, each of whom purchased more than $2.0 million in services from Lionbridge in the year ended December 31, 2015:

Adobe	EMC	Golden Living	SkillSoft
Bureau Traduction	Fisheries and Oceans	Hyatt	Studec
Canon	Ford	Microsoft	Swisscom
Caterpillar	Google	Motorola	Twitter
Cisco	GSK	Pfizer	UBS
Cummins	Hewlett Packard	Philips	U.S. Department of Justice
Dell	John Deere	Porsche	Volvo
U.S. Department of Homeland Security	Lenovo	Rolls Royce
eBay	LRN	Samsung
The following is a breakdown of clients who accounted for greater than 10% of total revenue as of December 31:

	% of Total Revenue
	2015	2014	2013
Microsoft	15%	21%	24%
Google	11%	12%	12%
No other client accounted for greater than 10% of total revenue in 2015, 2014 or 2013. Lionbridge’s ten largest clients accounted for 47%, 57% and 58% of total revenue in 2015, 2014 and 2013, respectively.

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

—	Digital marketing execution firms such as DigitasLBi, Wunderman, TAG, Hogarth and Accenture; and

—	Information Technology consulting and testing services organizations such as Appen, Applause, Pactera, Chinasoft and HCL.
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
Government Contracts
Many of Lionbridge’s customers within its Interpretation segment are U.S. Federal, State or local government entities as well as international government entities. During 2015, a material portion of Lionbridge’s revenues from its Interpretation segment is derived from government entities, and in particular, from three contracts with the U.S. Government. One of these contracts to supply in-person interpretation services to the U.S. Department of Justice expired on November 30, 2015. From time to time, our other operating segments may also perform services for government entities. Lionbridge has typically been successful in maintaining existing relationships with government entities and in renewing its contracts for successive multi-year terms; however, there is no guarantee that it may continue to do so in the future. In addition, government entities often reserve the right to change the scope of engagements with limited notice, for lack of approved funding or at their convenience.
Intellectual Property Rights
Lionbridge’s success is dependent, in part, upon its proprietary methodologies and practices, including its Translation Workspace language and Virtual Solutions crowdsourcing platforms, applications of its machine translation technologies, its Freeway portal technology, its proprietary linguistic testing practices and methodologies, its language assets and other intellectual property rights. Lionbridge has patents or patent applications pending relating to its crowdsourcing platform and applications, its language automation translation memory engine, its machine translation applications and its Translation Workspace and GeoFluent technologies and believes that the duration of these patents is adequate relative to the expected lives of their applications. Patents that have already been issued have remaining terms that range from 1-20 years. Lionbridge relies on a combination of trade secret, license, nondisclosure and other contractual agreements, and copyright and trademark laws to protect its intellectual property rights. Existing trade secret and copyright laws afford Lionbridge only limited protection.

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
Employees
As of December 31, 2015, Lionbridge had approximately 6,000 full-time equivalent employees. Of these, approximately 5,300 were service delivery professionals and 700 were management and administrative personnel performing sales, operations, marketing, process and technology, research and development, finance, accounting, and other administrative functions.
Lionbridge has employees in the United States, Norway, Poland and Finland who are represented by labor or trade unions, and there are works councils in the Netherlands, France, Germany, Denmark, Finland, and Spain. Lionbridge has never experienced a work stoppage and believes that its employee relations are good.
Compliance with Environmental Laws
Lionbridge conducts its operations in 28 countries and accordingly, is subject to the laws and regulations of each of those countries, many of which have announced or enacted initiatives designed to reduce carbon emissions in the atmosphere. Lionbridge’s business does not involve manufacturing or other processes that are significant contributors to excessive carbon emissions and does not believe its current operating model requires modification in order to comply with these regulations. Lionbridge has a robust program of telecommuting among its world-wide workforce which results in a reduced global footprint due to reduced office and infrastructure occupancy and reduced commuting costs and emissions.

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
While our strategy of focusing on serving large enterprises is intended to enable us to increase our revenues from large corporate customers, this strategy also exposes us to increased risks arising from the possible loss of major customer accounts. Similarly, our sales to government customers or to private enterprises whose end customers are government entities subject us to particular business volatility and risks, including government budgeting cycles and appropriations, and export and other regulatory compliance requirements.
For the years ended December 31, 2015, 2014 and 2013, Lionbridge’s largest client accounted for 15%, 21% and 24% of its total revenue, respectively, and its ten largest clients accounted for 47%, 57% and 58% of the Company's total revenue, respectively. As a result, the loss of any major client or division of a major client from which we generate significant revenues or a significant reduction in a large project’s scope could materially reduce Lionbridge’s revenue and cash flow, and adversely affect its ability to maintain profitability. For the year ended December 31, 2015, Lionbridge saw a spend stabilization from the Company's largest client and saw an increase in volume from other customers.
Fluctuations in the mix of customer demand for the Company’s various types of solution offerings could impact Lionbridge’s financial performance and impact Lionbridge’s ability to forecast performance.
Due to fluctuations in customer needs, changes in customer industries, and general economic conditions, customer demand for the range of the Company’s offerings varies from time to time and is not predictable. In relation to the Company’s GLC segment, customer localization requirements for high quality translation services may be affected by the mix of graphics, media and words in a particular language or the format through which it desires to communicate the content, thereby reducing the amount of content suitable for high quality, professional human-based translation. In addition, Lionbridge gross margins vary by customer and by segment and the mix of services provided to its customers could have a material impact on the Company’s results of operations as certain of Lionbridge’s customers and segments have different gross margin profiles. Generally, the profitability of an account increases over time. As a result, the mix of solutions provided by Lionbridge to its customers varies at any given time, both within a quarter and from quarter-to-quarter. These variations in service mix impact gross margins and the predictability of gross margins for any period. Therefore, Lionbridge believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful. You should not rely on the results of any one quarter as an indication of Lionbridge’s future performance. Lionbridge may not experience profitability or margin increases in future years comparable to those experienced in some prior years.
Procurement strategies and vendor consolidation as well as unfavorable conditions in the United States and global economies may adversely affect demand for Lionbridge’s services, which would in turn, adversely affect future revenues and operating results.
Many of Lionbridge’s clients are seeking to consolidate their current service providers. In some cases, the range and breadth of our service offerings is not as broad as its customers demand. Lionbridge’s ability to sustain growth and our profitability in the current environment is dependent upon its ability to maintain and/or gain a greater share of the business within its clients, and to attract new clients. There can be no assurance that Lionbridge will be able to do so in the future. In addition, competitive pressures and customer procurement practices may also require changes to Lionbridge’s pricing strategies in order to remain competitive, which may adversely impact operating results
More generally, future unfavorable changes in global economic and political conditions, including economic, security and monetary instability in Europe, inflation, fluctuating energy costs, geopolitical issues, terrorism and unrest may contribute to increased volatility and diminished expectations for the global economy and global economic growth going forward. Instability in global economic conditions could negatively impact business and customer spending patterns. More specifically, Lionbridge’s customers or potential customers may cancel, reduce or delay their purchases of our solutions or payment for such solutions, which would adversely impact our revenues, collections of customer receivables and ultimately our profitability.
The Company cannot predict global economic or political conditions or when and to what extent these conditions may affect our customers. The Company cannot ensure that its business financial condition or results of operations will not be adversely impacted by any negative economic or political conditions.
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
Lionbridge has pursued an aggressive acquisition strategy since 2012 to expand and complement its service offerings and customer base. In January 2015, Lionbridge acquired CLS Communication Language Services Holding AG ("CLS"), a privately-held provider of translation solutions to clients in the financial services, industrial, public sector and life sciences markets and in November 2015, Lionbridge acquired Geotext Translations, Inc., a privately-held provider of legal translation services. We expect to continue making acquisitions as part of our long-term business strategy. Lionbridge may not realize the anticipated benefits of any acquisition, or Lionbridge may not realize the anticipated benefits as quickly as originally anticipated, which could adversely affect Lionbridge’s business, financial condition or results or operations. In particular, the process of integrating acquired companies into the Company’s existing business may result in unforeseen risks. These risks include:

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
As a result of fluctuations in Lionbridge’s revenues and operating expenses tied to foreign currency fluctuations, the Company's clients’ activities and release cycles, customer and vendor pricing pressures, the three-to nine-month length of its typical sales cycle, historical growth, acquisition activity, the emerging nature of the markets in which it competes, global economic conditions and other factors outside its control, Lionbridge believes that financial forecasting is difficult and quarter-to-quarter comparisons of its results of operations are not necessarily meaningful. You should not rely on the results of any one quarter as an indication of Lionbridge’s future performance. Lionbridge may not experience revenue increases in future years comparable to the revenue increases in some prior years. There have been quarters in the past in which Lionbridge’s results of operations have fallen below the expectations of securities analysts and investors and this may occur in the future. If in a future quarter Lionbridge’s results of operations were to fall below the expectations of securities analysts and investors, the trading price of its common stock would likely decline.

Defects or disruptions in Lionbridge’s web-based tool and service offerings (including interruptions in service due to third parties) could diminish demand for those offerings and subject the Company to liability.
Cloud-based offerings may contain undetected errors when first introduced or when new versions or enhancements are released. Since Lionbridge’s customers use our web-based services for important aspects of their business, any errors, defects, disruptions in service or other performance problems with the Company’s service could hurt its reputation and may damage Lionbridge’s customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to Lionbridge, the Company could lose future subscribers or customers may make warranty claims against Lionbridge, which could result in an increase in the Company’s provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. Similarly, Lionbridge utilizes its web-based services to deliver translation services and any errors, defects, disruption or other performance problems could result in Lionbridge failing to meet customer delivery and quality requirements.
Lionbridge currently serves its customers from third-party data center hosting facilities located on the east coast of the United States and in multiple locations in Europe. Any damage to, or failure of, these facilities could result in interruptions in its service. As Lionbridge continues to add capacity to its data centers, it may move or transfer data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of Lionbridge’s service. Further, any damage to, or failure of, Lionbridge’s systems generally could result in interruptions in its service. Interruptions in Lionbridge’s service may reduce its revenue, cause customers to terminate their subscriptions and adversely affect the Company’s renewal rates and its ability to attract new customers. Lionbridge’s business will also be harmed if its customers and potential customers believe the Company’s service is unreliable.
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
We rely on computer hardware purchased or leased and software licensed from third parties as the basis for operational and internal operations and are dependent on these systems in order to conduct our internal business operations and to offer our services to our customers. Integrating, maintaining and upgrading this infrastructure is expensive and complex. Delays in implementation, inefficiencies or operational failures, including temporary or permanent loss of critical internal or customer data, could diminish the quality and/or timeliness of our services to customers and the information we utilize to make internal business and financial decisions. We have deployed an SAP-based system for timekeeping and human resources functionality which we expect will result in process efficiencies, higher quality data and generate cost savings; however, unanticipated failures or defects in the system may affect the data we utilize to measure our business productivity, pay our resources and provide services to our customers. Any such failure or defect may materially adversely affect our business and financial performance. Moreover, third party technologies may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in providing services to our customers, managing our resources, and performing essential business operations, until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license and integrated. In addition, any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business. As a result, we may experience contractual liability, claims by customers and other third parties, damage to our reputation and governmental investigations, each of which may harm our operating results and financial condition.
Lionbridge’s expansion into web-based product and services offerings may not succeed and may harm its financial results and reputation.
Lionbridge offers its web-based language technologies on a subscription basis. The Company’s current cloud-based products include Translation Workspace and GeoFluent. These cloud-based offerings are available to translators and enterprises on a subscription basis, independent of otherwise engaging Lionbridge as the translation services provider. Lionbridge is providing Translation Workspace on a subscription basis to individual translators and agencies for their use with their customers, as well as to enterprises. Lionbridge has also offered GeoFluent to corporations and enterprises engaged in real-time, web-based communications.
Lionbridge also allows customers to procure a range of its services through a web-based platform on self-service basis through its onDemand service offerings.
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
Lionbridge’s failure to comply with the financial and other restrictive covenants under its revolving credit agreement could result in an event of default, which, if not cured or waived, could result in the Company being required to repay these borrowings before their due date. There is no guarantee that the Company would be able to refinance these borrowings or otherwise obtain financing and the failure to refinance or obtain other financing would have an adverse effect on the Company’s cash flows, results of operations and financial condition. If the Company is forced to refinance these borrowings on less favorable terms, its results of operations and financial condition could be adversely affected by increased costs, rates and terms.
Lionbridge’s results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.
Lionbridge conducts a large portion of its business in international markets. For the years ended December 31, 2015 and 2014, respectively, 36% and 31% of Lionbridge’s revenue was denominated in foreign currencies. In addition, 61% and 59% of its costs and expenses for the years ended December 31, 2015 and 2014, respectively, were denominated in foreign currencies. Therefore, the Company is exposed to the risk of a decrease in the value of the foreign currencies relative to the U.S. Dollar, which would decrease the value of those revenues when measured in U.S. Dollars. Likewise, the Company is exposed to the risk of an increase in the value of the foreign currencies relative to the U.S. Dollar, which would increase the value of those expenses when measured in U.S. Dollars. Lionbridge’s foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of certain assets and liabilities create fluctuations that may result in realized and unrealized translation gains or losses. Management selectively engages in foreign exchange hedging transactions (typically, forward contracts) designed to minimize its exposure to foreign exchange rate fluctuations. Management regularly reviews the hedging program and will make adjustments as necessary, including suspending or accelerating hedging activities based on its judgment of the efficacy of such programs under anticipated market and economic conditions. However, there can be no assurance that our foreign currency management strategy will adequately protect our financial condition or results of operation from the effects of future exchange rate fluctuations.
Lionbridge may not realize the anticipated benefits of current or future cost reduction initiatives.
Lionbridge has been implementing cost reduction actions to improve its operating cost structure, reduce overhead and better position itself competitively. It expects to implement additional cost reduction and restructuring actions in order to realize synergies with its acquisitions. These cost reduction initiatives include measures designed to better align operating expenses with expected revenue levels, resource reallocations, headcount reductions and technology deployments. The timing and implementation of cost reduction initiatives is dependent upon a number of factors, including customer needs and transition requirements, local statutory and regulatory requirements, and economic conditions. Future cost reduction initiatives could result in current period charges and expenses that could impact Lionbridge’s operating results. The anticipated benefits of these cost reduction actions may be negatively impacted by foreign currency exchange rate fluctuations. Lionbridge cannot guarantee that these measures, or other expense reduction measures we take in the future, will result in the expected cost savings.
Lionbridge has engaged and may continue to engage in restructuring actions and has incurred and may continue to incur restructuring charges for actions undertaken in a particular quarter. In connection with determining the size and scope of any such restructuring charge, management is required to make significant estimates related to expenses for severance and other employee separation costs, lease cancellation and other exit costs, and estimates of future rental income that may be generated through the subleasing of excess leased property. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.
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
We have offices throughout the world. Our international operations account for a significant percentage of our total revenues, and our utilization of low cost delivery centers located outside of the United States is a key component of our ability to deliver our services successfully. Our international operations and revenue associated with those operations are subject to inherent risks, including:

—	economic recessions in foreign countries;

—	fluctuations in currency exchange rates or impositions of restrictive currency controls;

—	political instability, terrorism, war or military conflict;

—	changes in regulatory requirements;

—	complexities and costs in effectively managing multi-national operations and associated internal controls and procedures;

—	tightened credit markets in particular geographies;

—	limitations on our ability to repatriate cash from our foreign subsidiaries;

—	reduced protection for intellectual property in some countries;

—	changes and complexities in tax and data privacy laws and regulations; and

—	complexities and costs associated with adapting our business model to ensure compliance with current and evolving regulations, client demands, and employee considerations.
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
Military actions in Iraq, Afghanistan and elsewhere, global terrorism, natural disasters and political unrest in the Middle East and other areas are among the factors that may adversely impact regional and global economic conditions and our clients’ ability, capacity and need to invest in our services. In addition to the potential impact of any of these events on the business of our clients, these events could pose a threat to our global operations and people. Additionally, hurricanes or other unanticipated catastrophes, both in the U.S. and globally, could disrupt our operations and negatively impact our business as well as disrupt our clients’ businesses, which may result in a further adverse impact on our business. As a result, significant disruptions caused by such events could materially and adversely affect our business, financial condition and results of operations.
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
Lionbridge’s potential failure to hire and retain qualified employees, including members of senior management, could impair its ability to complete existing projects and bid for or obtain new projects and, as a result, could have a material adverse effect on its business and revenue. Lionbridge’s ability to grow and increase its market share largely depends on its ability to hire, train, retain and manage highly skilled employees, including project managers and technical, sales and marketing personnel. In addition, Lionbridge must ensure that its employees maintain their technical expertise and business skills. Lionbridge cannot assure you that it will be able to attract a sufficient number of qualified employees or that it will successfully train and manage the employees it hires to allow Lionbridge to carry out its operating plan.
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
Lionbridge conducts business and has operations and clients throughout the world. As a result, Lionbridge’s business is subject to political unrest and economic fluctuations in various countries and to more cost-intensive social insurance and employment laws and regulations, particularly in Europe. In addition, as Lionbridge continues to employ and retain personnel throughout the world and to comply with various employment laws, it may face difficulties in integrating such personnel on a cost-efficient basis. In the U.S. and certain other countries, new employment and labor laws and regulations have been proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. There can be no assurance that the corporate policies Lionbridge has in place to help reduce its exposure to these risks will be effective or that the Company will not experience losses as a result of these risks. Lionbridge may face difficulties and expense in reducing its workforce in certain high cost countries and regions, including Europe. If Lionbridge seeks to expand its operations, it may become more difficult to manage its international business. In addition, Lionbridge’s ability to engage individual interpreters, translators, Internet raters and other cloud workers as contractors rather than employees may be impacted by changes in employment laws, regulations and interpretations in certain jurisdictions, which may expose Lionbridge to additional costs and expenses. In addition, compliance with complex foreign and U.S. laws and regulations that apply to Lionbridge’s international operations increases the Company’s cost of doing business in international jurisdictions and could expose the Company to fines or penalties. These numerous and sometimes conflicting laws and regulations include import and export requirements, trade restrictions, tax laws, sanctions, data privacy requirements, labor laws, U.S. laws and regulations such as the Foreign Corrupt Practices Act and the regulations of the Office of Foreign Asset Controls (“OFAC”), and local laws. Violations of these law and regulations could result in fines, criminal sanctions, prohibitions on the conduct of Lionbridge’s business and damage to the Company’s reputation. Although Lionbridge has implemented policies and procedures designed to ensure compliance with these laws, the Company cannot guarantee compliance. Any such violations could materially damage the Company’s reputation, its ability to attract and retain employees, our business and our operating results. Lionbridge’s and its clients’ abilities to conduct business may also be affected by wars, political unrest, terrorism, natural disasters or the impact of diseases. Furthermore, as a result of operating in international markets, Lionbridge is subject to longer payment cycles from many of its customers and may experience greater difficulties in timely accounts receivable collections. If Lionbridge fails to manage these operations successfully, its ability to service its clients and grow its business will be seriously impeded.
Goodwill, intangible assets and other long-lived assets represent a portion of Lionbridge’s assets; any impairment of Lionbridge’s goodwill, intangible assets or other long-lived assets will adversely impact its net income.
At December 31, 2015, Lionbridge had goodwill, intangible assets, and other long-lived assets of approximately $141.9 million, net of accumulated amortization and depreciation, which represented approximately 48% of its total assets. Lionbridge’s goodwill is subject to an impairment test on an annual basis. Goodwill, intangible assets, and other long-lived assets are also tested whenever events and circumstances indicate that they may be impaired. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services, increased competition, an increase in operating or other costs, additional volatility in international currencies, the pace of technological improvements, or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Although the Company does not believe that an impairment of Lionbridge’s remaining goodwill, intangible assets or other long-lived assets exists at this time, in the event that such a condition or event occurs, we may record additional charges which could have a material adverse effect on our results of operations.
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
Privacy concerns and laws, evolving regulation of cloud computing, uncertainty in cross-border data transfer restrictions and other domestic or foreign regulations may adversely affect our business.
Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. In some cases, foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific regulations that implement that directive, also govern the processing of personal information. Such laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could restrict our ability to store and process data in certain countries or, in some cases, impact our ability to offer our services in certain locations.
Uncertainty in the laws and regulations affecting cross border transfers of personal data may affect demand for our services. In the past we have self-certified, but have not exclusively relied upon, adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, or the Data Privacy Safe Harbor. The Data Privacy Safe Harbor, which established a means for legitimizing the transfer of personal data by U.S. companies doing business in Europe from the European Economic Area to the U.S, is no longer deemed to be a valid method of compliance with restrictions regarding the transfer of data outside of the European Economic Area, as a result of an opinion by the European Union Court of Justice on October 6, 2015. We now transfer such data in accordance with the European Commission’s standard contractual clauses. We are monitoring the evolution of the requirements for compliance, which may impact our ability to offer certain of our solutions to customers outside of the United States in the future.
The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our services and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance.
Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services, and could limit adoption of our cloud-based solutions.
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
For the years ended December 31, 2015, 2014, and 2013, Lionbridge achieved an operating profit of $13.8 million, $11.0 million, $15.4 million, respectively. Lionbridge has an accumulated deficit of $189.7 million as of December 31, 2015. Lionbridge intends to continue to invest in internal expansion, infrastructure, select acquisitions and its sales and marketing efforts. Lionbridge cannot assure you that it will continue to achieve operating profits in the future or will generate net income in the future.
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
Lionbridge’s future effective tax rate could be affected by the following factors: changes in tax laws, new interpretations of existing tax laws, most notably the continuing developments around the BEPS (Base Erosion and Profit Shifting) initiative undertaken by the OECD (Organization of Economic Cooperation and Development), changes in the amount and mix of income before taxes in the various jurisdictions in which Lionbridge operates, or by changes in the Company’s assessment of its need for a valuation allowance on its deferred tax assets.
In general, Lionbridge’s cash and net assets held outside of the United States are not legally restricted from being transferred to the United States in order to assist Lionbridge Technologies, Inc. (i.e. U.S. Parent Company) with debt repayment, domestic capital expenditures, and other working capital requirements. In the event that a transfer did occur, such funds would be subject to applicable local withholding taxes and U.S. taxes in certain circumstances which would adversely impact our financial condition and results of operations. Determination of the potential deferred income tax liability on unrepatriated cash and cash equivalents is not practicable due to uncertainty regarding the remittance structure and the overall complexity of the calculation.
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
Lionbridge maintains solution centers in North America, South America, Europe and Asia. Lionbridge’s headquarters and principal administrative, finance, legal, sales and marketing, investor relations and information technology operations are located in Waltham, Massachusetts. The Company's principal operational facilities are located as follows by operating segment:

—	Global Language and Content:
Americas—Indianapolis, Indiana; Columbus, Indiana; Waltham, Massachusetts; St. Louis, Missouri; Jersey City, New Jersey; New York City, New York; Bellevue, Washington; Brazil; Canada; Costa Rica; Panama
Europe—Denmark; England; Finland; France; Germany; Ireland; Italy; Norway; Poland; Slovakia; Spain; Sweden; Switzerland; The Netherlands
Asia—China; Hong Kong; India; Japan; South Korea; Singapore; Taiwan; Thailand

—	Global Enterprise Solutions:
Americas—Santa Clara, California; Boise, Idaho
Europe—Poland
Asia—China; Taiwan

—	Interpretation:
Americas—Silver Spring, Maryland

Item 3.	Legal Proceedings
None.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of March 1, 2016, there were 524 holders of record of Lionbridge’s common stock. Lionbridge’s common stock is listed and traded on the Nasdaq Global Market under the symbol “LIOX”.
The following table sets forth, for the periods indicated, the range of high and low intraday sales prices for the common stock for the past eight quarters, all as reported by the Nasdaq Global Market of the Nasdaq Stock Market LLC.

	High	Low
2015
First Quarter	$6.05	$4.90
Second Quarter	$6.46	$5.35
Third Quarter	$6.22	$4.52
Fourth Quarter	$6.26	$4.47
2014
First Quarter	$7.50	$5.28
Second Quarter	$6.92	$4.91
Third Quarter	$6.19	$4.16
Fourth Quarter	$5.91	$4.02

During 2015, the Company purchased 611,975 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested, of which 10,739 were purchased during the quarter ended December 31, 2015 at an average price per share of $5.32. The following table provides information about Lionbridge’s purchases of restricted shares for the year ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2015—January 31, 2015	264,206	$5.35
February 1, 2015—February 28, 2015	276,029	5.23
March 1, 2015—March 31, 2015	21,446	5.93
April 1, 2015—April 30, 2015	—	—
May 1, 2015—May 31, 2015	13,834	5.75
June 1, 2015—June 30, 2015	4,778	6.32
July, 1 2015—July 31, 2015	—	—
August 1, 2015—August 31, 2015	14,623	5.88
September 1, 2015—September 30, 2015	6,320	5.07
October 1, 2015—October 31, 2015	7,934	5.37
November 1, 2015—November 30, 2015	2,805	5.21
December 1, 2015—December 31, 2015	—	—
Total	611,975	$5.34

In addition, upon the termination of employees during the year ended December 31, 2015, 107,630 unvested restricted shares were forfeited, 14,750 of which were forfeited in the quarter ended December 31, 2015. The following table provides information about Lionbridge’s forfeited restricted shares for the year ended December 31, 2015:

Period	Total Number of Shares Forfeited
January 1, 2015—January 31, 2015	26,250
February 1, 2015—February 28, 2015	32,880
March 1, 2015—March 31, 2015	11,250
April 1, 2015—April 30, 2015	—
May 1, 2015—May 31, 2015	8,750
June 1, 2015—June 30, 2015	8,625
July, 1 2015—July 31, 2015	—
August 1, 2015 - August 31, 2015	5,125
September 1, 2015—September 30, 2015	—
October 1, 2015—October 31, 2015	—
November 1, 2015—November 30, 2015	13,750
December 1, 2015—December 30, 2015	1,000
Total	107,630

On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years. On October 29, 2015, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $50 million during the period commencing in the fourth quarter of 2015 through December 31, 2018. Under the 2015 program, the Company is authorized to repurchase Lionbridge common shares subject to certain market rate conditions. At December 31, 2015, the Company had approximately $44.5 million remaining under this repurchase program. All previous repurchase programs were completed as of December 31, 2015. The Company made the following share repurchases:

	2015		2014
(In thousands)	$	Shares	$	Shares
Shares repurchased under our 2012 share repurchase program	$1,459	265	$5,944	1,110
Shares repurchased under our 2015 share repurchase program	5,522	1,060	—	—
Shares repurchased under our share repurchase programs	$6,981	1,325	$5,944	1,110
Lionbridge has repurchased approximately 0.4 million shares of its stock for $1.6 million in the first two months of 2016. Lionbridge currently intends to retain any earnings for its use in its business. Lionbridge has not paid any cash dividends on its capital stock in the last two completed fiscal years and does not currently anticipate paying any cash dividends on its capital stock in the foreseeable future.

The following chart compares the total stockholder return on a cumulative basis of $100 invested in Lionbridge’s common stock for the period from December 31, 2010 through December 31, 2015 to the Nasdaq Composite Index, Morningstar Business Services, the Russell 2000 and 7389—Services—Business Services, NEC.

	2010	2011	2012	2013	2014	2015
LIONBRIDGE TECHNOLOGIES, INC.	100.00	62.06	108.94	161.52	155.83	133.06
NASDAQ COMPOSITE INDEX	100.00	99.17	116.48	163.21	187.27	200.31
MORNINGSTAR BUSINESS SERVICES	100.00	108.47	126.70	189.24	207.45	225.54
7389—SERVICES—BUSINESS SERVICES, NEC INDEX	100.00	116.44	157.44	207.77	227.28	250.13
RUSSELL 2000	100.00	95.82	111.49	154.78	162.35	155.18
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
The selected consolidated financial data as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 have been derived from the audited consolidated financial statements of Lionbridge which appear as part of Item 15 of this Form 10-K. The selected consolidated financial data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 have been derived from audited consolidated financial statements of Lionbridge that are not included in this Form 10-K.
The historical results presented are not necessarily indicative of future results. You should read the data set forth below in conjunction with the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Form 10-K.

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Revenue	$559,984	$490,612	$489,196	$457,198	$427,856
Operating expenses
Cost of revenue (exclusive of depreciation and amortization)	371,649	334,537	334,513	314,252	296,221
Sales and marketing	47,812	40,230	36,216	34,807	33,563
General and administrative	91,665	80,150	80,462	75,258	75,047
Research and development	7,932	6,945	6,750	5,399	5,765
Depreciation and amortization	9,967	7,851	7,374	6,616	5,956
Amortization of acquisition-related intangible assets	4,124	3,317	3,351	2,454	2,332
Restructuring, impairment and other charges	13,083	6,624	5,114	8,206	3,369
Total operating expenses	546,232	479,654	473,780	446,992	422,253
Income from operations	13,752	10,958	15,416	10,206	5,603
Non-operating (income) expense, net
Interest expense
Interest on outstanding debt	1,937	547	775	732	722
Amortization of deferred financing costs	373	100	191	99	100
Interest income	(68)	(75)	(92)	(80)	(71)
Other (income) expense, net	(2,773)	(1,097)	878	1,054	3,195
Total non-operating (income) expense, net	(531)	(525)	1,752	1,805	3,946
Income before income taxes	14,283	11,483	13,664	8,401	1,657
Provision for (benefit from) income taxes	46	3,376	2,024	(2,931)	(71)
Net income	$14,237	$8,107	$11,640	$11,332	$1,728
Net income per share (1):
Basic	$0.24	$0.13	$0.19	$0.19	$0.03
Diluted	$0.23	$0.13	$0.19	$0.19	$0.03
Weighted average number of shares outstanding:
Basic	60,547	60,149	59,989	59,102	57,859
Diluted	62,449	63,040	62,003	61,119	59,478

(1)	See Note 2 to Lionbridge’s consolidated financial statements included in Item 15 for an explanation of the basis used to calculate net income per share.

	December 31,
(In thousands)	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$27,831	$36,893	$38,867	$25,797	$25,219
Working capital	61,492	63,776	64,202	52,182	45,515
Total assets	298,660	204,773	201,010	184,057	157,747
Long-term debt, less current portion	87,485	27,000	27,000	26,700	24,700
Stockholder’s equity	93,137	85,754	82,393	69,581	51,292

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Founded in 1996, Lionbridge is a leading provider of global content and communications solutions. We provide translation, online marketing, global content and testing solutions that ensure local relevancy, global brand consistency and technical usability across languages, platforms and geographies. Using the Company's global program management expertise, innovative cloud technology platforms and its global crowd of more than 100,000 independent, qualified professionals, we enable hundreds of world-leading brands to effectively reach, engage and support their customers in local markets worldwide.
The Company operates in three business segments: Global Language Content (GLC); Global Enterprise Solutions (GES); and Interpretation. For a more detailed description of the Company's segments, see "About Lionbridge" within Item 1 of this Form 10-K.
Lionbridge provides a full suite of global content and communications solutions to businesses in diverse end markets including technology, manufacturing, life sciences, automotive, aerospace, retail, business services, government, financial and legal. Lionbridge believes its services enable clients to gain market share, build loyalty and speed adoption of products and content in their international markets
Critical Accounting Policies and Estimates
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
Revenue Recognition.    Lionbridge enters into certain revenue transactions, primarily related to arrangements in our GLC and GES segments that are subject to deductions in arriving at reported net revenue. When the Company recognizes revenue from the delivery of services for certain customers, an estimate of rebates and volume discounts is recorded which reduces revenue and accounts receivable. Rebates and volume discounts are generally offered to customers as an incentive to encourage greater volume sales. These provisions are estimated based on historical payment experience, historical relationship to revenues and current contract sales terms with customers. The estimation process used to determine these provisions has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease the Company's reserves for these provisions as a result of a significant change in underlying estimates. The Company uses a variety of methods to assess the adequacy of the reserves to ensure the Company's financial statements are fairly stated. This includes period reviews of customer data, customer contract programs and pricing trends to analyze and validate the rebates and volume discounts.
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

Business Combinations.    In the event that Lionbridge completes a business combination where the purchase method of accounting is used as required by the authoritative guidance of ASC 805, “Business Combinations” (“ASC 805”), the Company allocates the purchase price paid to the assets of the business acquired, including intangible assets, and the liabilities assumed based on their estimated fair values, with any amount of excess purchase price recorded as goodwill. Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets which typically comprise acquired customer contracts and relationships and acquired technology. The valuation of purchased intangible assets is principally based upon estimates of the future performance and cash flows from the acquired business. If different assumptions are used, it could materially impact the purchase price allocation and the Company's financial position and results of operations.
Valuation of Goodwill, Intangible Assets and Other Long-lived Assets.   Lionbridge assesses the impairment of goodwill and acquisition-related intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models and the market approach. Goodwill is reviewed for impairment on an annual basis. At December 31, 2015 and 2014, the Company performed its annual test of goodwill to determine if impairment existed. This test determined that each reporting unit’s fair value substantially exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for either year. Based on our 2015 impairment analysis, the reporting unit that was closest to impairment had a fair value in excess of net book value, including goodwill, of approximately 80.8%. All other factors being equal, a 10% decrease in expected future cash flows for that reporting unit would result in an excess of fair value over net book value of approximately 79.2%. Alternatively, all other factors being equal, a 100 basis point increase in the discount rate used in the calculation of the fair value of that reporting unit would result in an excess of fair value over net book value of approximately 79.5%. If the Company is required to record an impairment charge in the future, it could materially affect the Company's results of operations.
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
Provision for Income Taxes.    Lionbridge is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing its consolidated financial statements. This involves estimating the current taxes in each taxing jurisdiction in addition to assessing temporary differences which result from the different treatment of these adjustments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made to determine the likelihood that any deferred tax asset will be utilized to offset taxable income. This judgment is based on the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax-planning strategies. To the extent that Lionbridge determines that it is more-likely-than-not that its deferred tax assets will not be utilized, a valuation allowance is established. A change in taxable income in future periods that is significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. It is reasonably possible that all or a portion of the valuation allowance could be released in the near term and the effect could be material to our financial statements. As of December 31, 2015 the Company’s total valuation allowance was $67.4 million.
Retirement and Postretirement Plans.    Lionbridge recognizes actuarial gains and losses for its defined benefit pension plans and postretirement benefit plans in accumulated other comprehensive income within shareholders' equity on the Company's consolidated balance sheet on an annual basis and amortizes them into operating results over the average remaining years of service of the plan participants, to the extent such gains and losses were outside of a range ("corridor").

Acquisitions
Lionbridge has grown its business since inception through a combination of acquisitions and organic growth. Such acquisitions through December 31, 2015 have resulted in the Company's recognition of approximately $116.7 million of goodwill and other intangible assets, net of non-cash goodwill impairment charges and accumulated amortization of intangibles assets. Acquisition-related intangible assets are amortized over periods ranging from one to fifteen years. Lionbridge believes its acquisitions have contributed to its growth by rapidly expanding its employee base, geographic coverage, client base, industry expertise, and technical skills. Lionbridge anticipates that a portion of its future growth will be accomplished by additional acquisitions. The success of this plan depends upon, among other things, Lionbridge’s ability to integrate acquired personnel, operations, products and technologies into its organization effectively; to retain and motivate key personnel of acquired businesses; and to retain customers of acquired firms. Lionbridge cannot guarantee that it will be able to identify suitable acquisition opportunities, obtain any necessary financing on acceptable terms to finance any acquisitions, consummate any acquisitions, or successfully integrate acquired personnel and operations. For the year ended December 31, 2015, the Company completed the acquisitions of CLS Communication Language Services Holding AG ("CLS") and Geotext Translations, Inc. Additional information regarding Lionbridge's acquisitions is contained in other parts of this Item 7 and in "Note 3. Acquisitions" within Item 15 of this Form 10-K.
Restructuring
Lionbridge has recorded restructuring charges in the years ended December 31, 2015, 2014 and 2013 for workforce reductions, vacated facilities and changes in estimated liabilities for a previously vacated facilities in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions are recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. Additional information regarding Lionbridge's restructuring charges is contained in other parts of this Item 7 and in "Note 10. Restructuring Charges" within Item 15 of this Form 10-K.
Stock-Based Compensation
The Company measures and recognizes stock-based compensation expense based on the fair value measurement for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards, over the service period for awards expected to vest. Total compensation expense related to stock options, performance-based restricted stock awards and time-based restricted stock awards are classified in the condensed consolidated statements of operations line items as follows:

(In thousands)	2015	2014	2013
Cost of revenue	$95	$125	$86
Sales and marketing	1,882	2,222	1,257
General and administrative	5,628	5,054	5,385
Research and development	75	83	49
Total stock-based compensation expense	$7,680	$7,484	$6,777
The Company calculated the fair value of each restricted stock award based on our stock price on the date of grant. The Company calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The determination of fair value of stock option awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of additional variables described below. The use of a Black-Scholes model requires extensive actual employee exercise behavior data and a number of assumptions, including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, future stock-based compensation expense may differ from our historical amounts. For the years ended December 31, 2015, 2014 and 2013, 194,630, 251,810 and 350,000 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.44 to 1.61%	1.30 to 2.00%	0.54 to 0.62%
Expected volatility	46.5 to 61.3%	53.6 to 71.7%	58.9 to 66.7%
Expected life (years)	4.00—6.00	4.00—6.25	4.0
Dividend yield	0%	0%	0%

Lionbridge issued 1,676,000 and 133,799 shares of restricted common stock and restricted stock units, respectively, under the 2011 Stock Plan, during the year ended December 31, 2015 representing a fair market value of $9.5 million. Of the total 1,809,799 shares of restricted common stock and restricted stock units granted in the year ended December 31, 2015, 1,477,799 have restrictions on disposition which lapse over four years from the date of grant and 332,000 shares of restricted common stock were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance-based stock incentive awards under the 2011 Stock Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will generally lapse upon the achievement of revenue and profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals and records expense accordingly. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee based on percent completion of revenue and profitability targets within the measurement period. Lionbridge currently expects to recognize the following compensation in connection with restricted stock awards outstanding as of December 31, 2015 in the years ending:

Year ending December 31, (in thousands)
2016	$5,246
2017	3,126
2018	1,451
2019	191
Total	$10,014
Lionbridge currently expects to amortize the following amounts of stock-based compensation related to stock options outstanding as of December 31, 2015 in the years ending:

Year ending December 31, (in thousands)
2016	$475
2017	253
2018	65
2019	5
Total	$798

Executive Summary
In 2015, we implemented many aspects of our long-term strategy to grow our business through new verticals, new buyers and new platforms. During the year we established long-term, recurring relationships with global organizations in new vertical markets, expanded our crowd-in-the-cloudSM solutions to new divisions, groups and buyers within our existing client base, and extended our recurring revenue relationships with existing global enterprise clients. We also continued to build upon our vertical market centers of excellence, expand our global marketing services capabilities, grow our online delivery platforms and optimize our global cost structure for efficiency. As a result of our ongoing leadership and innovation in global content and communications, in 2015 more than 800 clients relied on Lionbridge services to reach, engage and support their customers more intelligently, effectively and consistently across languages, geographies, platforms and devices. Further details of our four strategic goals, including a discussion of our achievements in 2015 and expectations for future growth within each of these initiatives, are as follows:

—
Expand our vertical market strategy.    Throughout our history, we have built long-term relationships with clients in the technology sector. Over the past several years, we have grown our revenue and diversified our revenue base by establishing relationships with clients in other industry sectors, including manufacturing, automotive and aerospace and life sciences. In 2015, we continued to grow in these vertical markets, most notably life sciences and manufacturing, each of which grew more than 10% in 2015 as compared to 2014. In addition to our organic achievements in broadening into new end markets, we announced and closed two acquisitions in 2015:

1.
CLS contributed approximately $76 million to Lionbridge revenue in 2015 and enabled Lionbridge to extend its presence in key verticals such as financial services and manufacturing. With the integration of CLS largely complete we expect ongoing revenue opportunities in these key verticals and to realize the benefits of CLS-related cost synergies in 2016.

2.
Geotext Translations, Inc., a translation firm specializing in the legal vertical. Geotext, which we acquired in November of 2015, provides translation services to law firms and corporations who require highly secure, professional translation of legal documents and information and we expect our legal vertical to contribute approximately $16-18 million in 2016.
As the result of ongoing organic growth in new verticals, as well as the revenue opportunities resulting from our recent acquisitions of CLS and Geotext, we believe revenue in the life sciences, manufacturing, financial and legal sectors will continue to grow, enabling us to diversify our revenue streams and increase our revenue growth.

—
Broaden the services we offer across multiple departments of large enterprises.    Over the past decade, we have provided sophisticated translation and localization services for product marketing and localization departments of large technology clients. Over the past three years, we have developed new offerings aimed at meeting the needs of new decision makers in functions across the enterprise including marketing and support departments. These new offerings build on our global delivery skills and we believe add new value to new and existing enterprise clients. For example, our Global Marketing offering, which we introduced in late 2012 is enabling us to grow many large strategic relationships and win new business from enterprises across vertical markets. For this offering, aimed at marketing executives at large global enterprises, we create, manage, translate and deploy digital marketing content and campaigns across languages, technical platforms and local markets worldwide. In 2015 we secured new engagements with marketing organizations in both new and existing clients. We believe the Company will continue to grow marketing services revenue through innovative services that enable global marketers to effectively engage customers and prospects across channels, platforms and geographies with timely, relevant, digital marketing content.

—
Continue to grow and implement new online sales and delivery channels.    We have established strong recurring revenue relationships across end markets using a global enterprise sales force of seasoned sales professionals. These sales professionals work with a global team of qualified solution architects to develop and sell large-scale, technology-enabled solutions configured for the specific needs of each client. Two years ago, to complement this successful enterprise sales model we developed and launched Lionbridge onDemand, a dedicated online model for clients to select, access and receive translation solutions for specific content such as videos, mobile applications, documents, presentations, sales collateral and PDFs. By enabling clients to select and complete their multilingual projects rapidly online, onDemand seeks to satisfy the needs of buyers who have short-term, fast-turnaround translation projects that may not be identified or satisfied using a traditional enterprise sales approach. In only its second year of production, onDemand delivered projects for 665 clients in 2015 and grew revenue more than 60% year-on-year to approximately $5.2 million. We expect onDemand to continue to grow at more than 50% year-on-year in 2016 with highly profitable revenue as the onDemand sales team secures new clients and continues to expand revenue with its existing base of clients who use onDemand as their chosen platform for translation projects across their enterprise.

—
Adjust our cost structure to achieve acquisition synergies and optimize our global infrastructure for efficiency.    In 2015, we executed our plan to eliminate redundant and duplicative costs within our GLC segment as we integrated the operations of CLS Communications. These restructuring activities enabled us to enhance the efficiency of our GLC segment and contributed to the segment’s gross margin growth of 220 basis points in 2015 during the year. We believe the majority of the restructuring related to CLS was completed in 2015 and that acquisition-related restructuring and other cost rationalization expenses in 2016 will be minimal.

In 2016, we expect revenue to increase from 2015 as a result of organic growth driven by anticipated increases in revenue from several large recurring client relationships; new and expanded relationships with organizations in specific vertical markets; ongoing growth from global marketing offerings, and new revenue opportunities from our onDemand offerings. We expect to complement these organic growth strategies with the addition of approximately $18 million in revenue as a result of Geotext, which we acquired in November of 2015. We expect to offset traditional pricing pressure for certain new projects and contract renewals within the GLC segment by utilizing our cloud-based language automation technology, global scale and by continuing our ongoing cost management and operational efficiency initiatives. To facilitate the growth of our new offerings and new vertical markets, we expect to continue to increase our sales and marketing initiatives and personnel in 2016.
In 2016, we expect to continue to implement aspects of our long-term strategy by establishing recurring relationships with large clients across broad market sectors, providing the capability, capacity, and in-country expertise our clients require, and by extending our new offerings and new technologies to potential customers. As a result, we expect to increase our market opportunities, improve operational efficiency, and enhance our clients ability to reach and engage their customers globally, which we anticipate will, in turn, contribute our revenue and profitability growth opportunities.

Financial Overview
During 2015, the Company’s revenue increased by $69.4 million, or 14.1%, gross profit increased by $32.3 million or 21% and income before income taxes increased by approximately $2.8 million in 2015 compared to 2014. The Company's sales and marketing and general and administrative expenses increased $19.1 million principally driven by acquired expenses from acquisitions in 2015. The Company incurred $13.1 million of restructuring and other costs as the Company integrated and combined the operations of CLS Communication, which Lionbridge acquired in January of 2015.
The Company has benefited from long-term, recurring relationships with its large clients. In 2015, 71% of the Company’s total annual revenue was generated from clients that utilized the Company’s services every quarter for 12 consecutive quarters or longer. The Company’s quarterly results have generally been impacted by the timing of product release cycles of its customers, particularly from customers in the technology sector. The Company expects that it will continue to generate and increase revenue from its long-term customers and that it may generate demand from new customers in 2016, although the timing and scope of engagements may vary.
A significant portion of Lionbridge’s cost of revenue and operating expenses are recorded in entities which utilize the
Euro or other currencies as their functional currency, while the majority of its revenues are recorded in U.S. Dollars. Certain segments of Lionbridge’s business, the GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to other currencies, particularly the Euro and, to a lesser extent, the British Pound Sterling. The Company quantifies foreign currency translation impact on the Company's results by translating the current period's non-U.S. Dollar denominated activity using the currency exchange rates of the prior period of comparison, called "constant currency". Foreign currency translation impact on the Company's results, if material, is described in further detail under the “Consolidated Results of Operations” and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" sections below.
The Company’s liquidity position remains strong, in part due to effective cash management actions. Lionbridge generated approximately $21.3 million in cash flow from operations during 2015. The Company’s cash as of December 31, 2015 was $27.8 million and the Company concluded 2015 in a net cash negative position with long-term debt of $87.5 million.
The Company’s revenue increased $69.4 million, or 14.1%, in 2015 compared to the year ended 2014, which includes incremental revenue from acquisitions in 2015 offset by an $18.6 million reduction in spend from the Company’s largest client, Microsoft. The Company's revenue was also impacted by currency which had a negative of $19.5 million for the year. On an organic basis, in 2015 the Company grew $27.4 million or 7% as compared to the year ended 2014 in constant currency excluding revenue associated with the CLS and Geotext acquisitions, and excluding revenue from Microsoft. The Company believes that its continued focus on increasing its organic revenue growth in new vertical markets, continued integration of the Company's 2015 acquisitions of CLS and Geotext, expanding its business with new departments and divisions of its existing accounts and the recent stabilization of its revenue with its largest client will allow the Company to enhance its revenue growth in 2016. In addition, the Company believes its migration to a more efficient cost and operating structure, coupled with its continued investment in innovative language technologies, will allow the Company to enhance its operating results in 2016, particularly if customer demand for the Company’s services continues to strengthen.
Consolidated Results of Operations
Revenue.    Total revenue for the years ended December 31, 2015, 2014 and 2013, respectively, was as follows:

(In thousands)	2015	2014	2013
Revenue	$559,984	$490,612	$489,196

Year Ended December 31, 2015 versus Year Ended December 31, 2014
In 2015, total revenue was $560.0 million, an increase of $69.4 million, or 14.1%, from $490.6 million in 2014. Total revenue increased during 2015 primarily due to the increase in the GLC segment of $72.2 million principally driven by the CLS acquisition, partially offset by a $2.4 million decrease in the GES segment. The increase in revenue from 2014 to 2015 includes a $19.5 million unfavorable impact in constant currency principally driven by the strengthening of the U.S. Dollar against most foreign currencies, in particular the Euro, as compared to 2014.

Year Ended December 31, 2014 versus Year Ended December 31, 2013
In 2014, total revenue was $490.6 million, an increase of $1.4 million, or 0.3% from $489.2 million in 2013. Total revenue increased during 2014 primarily due to the increase in the GLC segment of $8.3 million, partially offset by the decrease in the GES segment of $7.1 million as compared to 2013. The period-over-period increase in total revenue includes approximately $1.6 million due to the favorable impact of the weakening of the U.S. Dollar against most foreign currencies, in particular the Euro, as compared to the prior year.
The following is a breakdown of clients who accounted for greater than 10% of total revenue as of December 31:

	% of Total Revenue
	2015	2014	2013
Microsoft	15%	21%	24%
Google	11%	12%	12%
The decreases in Microsoft revenue and Google revenue as a percentage of total revenue in 2015 compared to 2014 is primarily due to incremental revenue from acquisitions in 2015 of $79.0 and to a lesser extent an increase in revenue from other customers of $12.7 million. In 2015 and 2014, Lionbridge experienced a decline in year over year revenue from its largest client, Microsoft. This decline was attributable to reduced demand for Lionbridge’s services while Microsoft implemented a reorganization and cost containment plan, as well as lower revenues associated with the maintenance of existing programs for Microsoft. Since the third quarter of 2014, revenue from this client has remained relatively stable at approximately $19-23 million per quarter. In 2016 the Company expects quarterly revenue from this client to remain largely consistent with the aforementioned $19-23 million run rate experience.
Lionbridge’s ten largest customers accounted for 47.0%, 57.0% and 58.0% of revenue in the years ended December 31, 2015, 2014 and 2013, respectively.
The following is a breakdown of countries who accounted for greater than 10% of total revenue:

	Year Ended December 31,
	2015	2014	2013
United States	$230,839	$217,138	$245,267
Ireland	56,639	68,726	78,105
No other country individually accounted for more than 10% of total revenue for the years ended December 31, 2015, 2014 and 2013.
Revenue is presented based on the country in which projects are managed. A summary of Lionbridge’s revenue by geographical region is as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Revenue:
Americas	$264,039	$234,015	$258,471
Western Europe	211,138	183,564	161,850
Asia	50,712	47,320	59,126
Eastern Europe	34,095	25,713	9,749
Total	$559,984	$490,612	$489,196

Cost of Revenue and Gross Margin.    Gross margin is revenue less cost of revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation and testing services provided by third parties as well as salaries and associated employer taxes and employee benefits for personnel related to client engagements. A significant portion of the Company's cost of revenue is denominated in foreign currencies, which can have a favorable or unfavorable impact based on how the U.S. Dollar responds to foreign currencies throughout the year. Cost of revenue, cost of revenue as a percentage of revenue, gross margin and gross margin as a percentage of revenue for the years ended December 31, 2015, 2014 and 2013, respectively, were as follows:

				% of Total Revenue
(In thousands, except percentages)	2015	2014	2013	2015	2014	2013
Cost of revenue (exclusive of depreciation and amortization)	$371,649	$334,537	$334,513	66.4%	68.2%	68.4%
Gross margin (exclusive of depreciation and amortization)	$188,335	$156,075	$154,683	33.6%	31.8%	31.6%
Year Ended December 31, 2015 versus Year Ended December 31, 2014
In 2015, total gross margin increased $32.3 million, or 20.7%, to $188.3 million as compared to $156.1 million for 2014. This was due to the increase in gross margin in the GLC segment. This increase was partially offset by decrease in gross margin in the GES and Interpretation segments. Total gross margin percentage increased to 33.6% in 2015 from 31.8% in 2014. The increases in total gross margin and total gross margin percentage were primarily driven by the Company's GLC segment as described below in Segment Results.
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
In connection with the decline in year over year revenue from its largest client, Microsoft, as noted above, the Company also experienced a decline in profitability. This decline was partially offset by restructuring charges recorded for a reduction in workforce primarily in the GLC segment. Given the expected stability of Microsoft revenue in 2016 at $21 million per quarter, the Company expects that profitability related to this client will also stabilize.
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employer taxes and employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, investor and public relations and other market development programs. The following table shows sales and marketing expenses and as a percentage of revenue for the years ended December 31, 2015, 2014 and 2013, respectively:

				% of Total Revenue
(In thousands, except percentages)	2015	2014	2013	2015	2014	2013
Total sales and marketing expenses	$47,812	$40,230	$36,216	8.5%	8.2%	7.4%
Year Ended December 31, 2015 versus Year Ended December 31, 2014
In 2015, sales and marketing expenses increased $7.6 million to $47.8 million as compared to $40.2 million in 2014 primarily due to $4.4 million in employee-related compensation costs from acquisitions in 2015, $0.6 million increase in use of consultants and $2.0 million increase in other costs, including lead generation and trade shows. As a percentage of revenue, sales and marketing expenses increased to 8.5% as compared to 8.2% for the same period of the prior year.
Year Ended December 31, 2014 versus Year Ended December 31, 2013
In 2014, sales and marketing expenses increased $4.0 million to $40.2 million as compared to $36.2 million in 2013. This increase is primarily attributable to a $2.5 million increase in employee-related compensation costs as the Company invested in strategic hires to focus on growing the Company's core accounts, $0.9 million increase in other costs, $0.3 million increase in use of consultants and a $0.3 million increase in travel costs. As a percentage of revenue, sales and marketing expenses increased to 8.2% as compared to 7.4% in 2013.

General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employer taxes and employee benefits and travel, facilities costs, information systems costs; professional fees, business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars and as a percentage of revenue for the years ended December 31, 2015, 2014 and 2013, respectively:

				% of Total Revenue
(In thousands, except percentages)	2015	2014	2013	2015	2014	2013
Total general and administrative expenses	$91,665	$80,150	$80,462	16.4%	16.3%	16.4%
Year Ended December 31, 2015 versus Year Ended December 31, 2014
In 2015, general and administrative expenses increased $11.5 million to $91.7 million as compared to $80.2 million in 2014, due to approximately $16.1 million in acquired general and administrative expenses from acquisitions in 2015, partially offset by a favorable currency translation impact of $5.1 million principally driven by the strengthening of the U.S. Dollar versus the Euro. As a percentage of revenue, general and administrative expenses increased slightly to 16.4% in 2015 compared to 16.3% in 2014.
Year Ended December 31, 2014 versus Year Ended December 31, 2013
In 2014, general and administrative expenses remained relatively consistent compared to 2013. As a percentage of revenue, general and administrative expenses decreased to 16.3% in 2014, as compared to 16.4% in 2013.
Research and Development.    Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform, its Translation Workspace cloud-based offering and its customizable real-time automated machine translation technology known as GeoFluent. The cost consists primarily of salaries and associated employer taxes and employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars and as a percentage of revenue for the years ended December 31, 2015, 2014 and 2013, respectively:

				% of Total Revenue
(In thousands, except percentages)	2015	2014	2013	2015	2014	2013
Total research and development expenses	$7,932	$6,945	$6,750	1.4%	1.4%	1.4%

Year Ended December 31, 2015 versus Year Ended December 31, 2014
In 2015, research and development expenses increased $1.0 million, or 14%, compared to 2014 primarily due to acquired research and development expenses from acquisitions in 2015. As a percentage of revenue, research and development expenses remained relatively consistent in 2015 as compared to 2014.
Year Ended December 31, 2014 versus Year Ended December 31, 2013
In 2014, research and development expenses in amount and as a percentage of revenue remained relatively consistent compared to 2013.
Depreciation and Amortization.    Depreciation and amortization expense consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars and as a percentage of revenue for the years ended December 31, 2015, 2014 and 2013, respectively:

				% of Total Revenue
(In thousands, except percentages)	2015	2014	2013	2015	2014	2013
Total depreciation and amortization expenses	$9,967	$7,851	$7,374	1.8%	1.6%	1.5%

Year Ended December 31, 2015 versus Year Ended December 31, 2014
In 2015, depreciation and amortization expense increased by $2.1 million to $10.0 million as compared to $7.9 million in 2014 primarily due to acquired depreciation expense related to acquisitions in 2015 and an increase in depreciation related to leasehold improvements at the Company's headquarters located in Waltham, MA.
Year Ended December 31, 2014 versus Year Ended December 31, 2013
In 2014, depreciation and amortization expense increased by $0.5 million to $7.9 million as compared to $7.4 million in 2013. This increase is primarily the result of depreciation of the increased investment in internal and external capitalized costs for the Company’s web-based hosted management technology platform, its Translation Workspace cloud-based offering and its customizable real-time automated machine translation technology known as GeoFluent, and additional investments in infrastructure made during the year.
Amortization of Acquisition-related Intangible Assets.    Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets from acquired businesses. The following table shows amortization of acquisition-related intangible assets in dollars and as a percentage of revenue for the years ended December 31, 2015, 2014 and 2013, respectively:

				% of Total Revenue
(In thousands, except percentages)	2015	2014	2013	2015	2014	2013
Total amortization of acquisition-related intangible assets	$4,124	$3,317	$3,351	0.7%	0.7%	0.7%
Year Ended December 31, 2015 versus Year Ended December 31, 2014
Amortization expense for 2015 of $4.1 million relates to the amortization of identifiable intangible assets from acquisitions made prior to 2014, the Darwin and Clay Tablet acquisitions from 2014 and the CLS and Geotext acquisitions from 2015. The increase in amortization expense of identifiable intangible assets of $0.8 million from 2015 to 2014 was primarily due to the amortization of identifiable intangible assets from the CLS acquisition of 2015.
Year Ended December 31, 2014 versus Year Ended December 31, 2013
Amortization expense for 2014 of $3.3 million relates to the amortization of identifiable intangible assets from acquisitions made prior to 2013, the E5 acquisition from 2013 and the Darwin and Clay Tablet acquisitions from 2014.
Restructuring and Other Charges.   The following table shows restructuring and other charges in dollars and as a percentage of revenue for the years ended December 31, 2015, 2014 and 2013, respectively:

				% of Total Revenue
(In thousands, except percentages)	2015	2014	2013	2015	2014	2013
Total restructuring and other charges	$13,083	$6,624	$5,114	2.3%	1.4%	1.0%

The following table shows restructuring charges primarily for workforce reductions and vacated facilities and incurred additional costs for previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions and indirect-acquisition costs for the years ended December 31, 2015, 2014 and 2013, respectively:

(In thousands)	2015	2014	2013
Restructuring charges recorded for reduction in workforce and other	$9,759	$4,281	$3,244
Changes in estimated liabilities and restructuring charges recorded for vacated facility/lease termination	903	246	283
Total restructuring charges recorded	10,662	4,527	3,527
Acquisition-related costs	2,421	2,097	1,587
Total restructuring and other charges	$13,083	$6,624	$5,114
Year Ended December 31, 2015 versus Year Ended December 31, 2014
In 2015, restructuring and other charges increased $6.5 million to $13.1 million from $6.6 million in 2014. This increase was primarily due to an increase of $5.5 million in restructuring charges recorded for reduction in workforce primarily in the GLC segment principally driven by integrating the acquired operations of CLS and restructuring the combined company, which included charges related to employees, assets and activities that were not continued in the combined Company. When the restructuring plan was implemented, the Company estimated it would have incurred $10 million to $12 million of restructuring and other charges in 2015 associated with integrating the acquired operations and restructuring the combined Company. The Company expected cost savings of approximately $5 million in 2015 and expects $10 million on an annualized basis beginning in 2016. In 2015, the Company realized approximately $4.8 million in cost savings, which was primarily driven by a reduction in workforce and site closures in Canada, Europe and Asia. By the end of 2016, the Company expects restructuring as a result of the acquisition of CLS to be substantially complete with minimal expected future impacts to operating results, liquidity or cash flows. If anticipated savings are not achieved as expected or if they are achieved in periods other than as expected, the Company will discuss the reasons for the variation and any likely effects on future operating results and liquidity. The increase in acquisition-related costs of $0.3 million in 2015 as compared to 2014 was primarily due to accounting, integration and valuation costs associated with the acquisition of CLS and Geotext as well as the Company's engagement in strategic initiatives. The Company does not expect any additional acquisition-related costs to arise from the acquisition of CLS and Geotext in 2016.
Year Ended December 31, 2014 versus Year Ended December 31, 2013
In 2014, restructuring and other charges increased $1.5 million to $6.6 million as compared to $5.1 million in 2013. This increase is primarily due to an increase of $1.0 million in workforce reduction charges in 2014 as compared to 2013 due to the planned acquisition of CLS and an increase of $0.5 million in acquisition-related costs in 2014 as compared to 2013.
Interest Expense and Other (Income) Expense, Net.    Interest expense represents interest paid or payable on debt and the amortization of deferred financing costs. Other (income) expense, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The following table shows interest expense and other (income) expense, net for the years ended December 31, 2015, 2014 and 2013, respectively:

(In thousands)	2015	2014	2013
Total interest expense	$2,310	$647	$966
Other (income) expense, net	(2,773)	(1,097)	878
Year Ended December 31, 2015 versus Year Ended December 31, 2014
In 2015, interest expense increased $1.7 million to $2.3 million compared to $0.6 million in 2014 primarily due to an increase in the average debt outstanding at December 31, 2015 compared to December 31, 2014. Other (income) expense, net, increased primarily due to foreign currency transaction gains attributable to the U.S. Dollar strengthening against the Euro and other currencies in 2015 compared to 2014. Approximately 61% and 59% of the Company's costs and expenses for the year ended December 31, 2015 and 2014, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. When the U.S. Dollar strengthens against foreign denominated currencies, the Company incurs transaction gains principally driven by our global cost structure.

Year Ended December 31, 2014 versus Year Ended December 31, 2013
In 2014, interest expense decreased $0.3 million to $0.6 million compared to $1.0 million in 2013 primarily due to a change in the interest rate as the rate on outstanding debt decreased from 1.67% at December 31, 2013 to 1.41% at December 31, 2014. Other (income) expense, net, primarily related to foreign currency transaction gains attributable to differences among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year.
Income Before Income Taxes.    The components of income before income taxes were as follows for the years ended December 31, 2015, 2014 and 2013, respectively:

(In thousands)	2015	2014	2013
United States	$(120)	$(2,894)	$3,939
Foreign	14,403	14,377	9,725
Income before income taxes	$14,283	$11,483	$13,664
In 2015, our United States operations generated $0.1 million of loss before income taxes as compared to loss of $2.9 million in 2014 and income of $3.9 million in 2013. The foreign operations generated income before income taxes of $14.4 million in 2015 and 2014 as compared to income of $9.7 million in 2013. A significant portion of our operating costs are incurred outside the United States and a majority of our foreign affiliates are subject to cost-based transfer pricing agreements which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The positive trend experienced in our foreign operations’ results from 2013 through 2015 is due to significant restructuring charges in our foreign locations over the past several years, primarily in Europe, focused on making our operations more efficient. Customer mix has also trended to more foreign contracts due to the acquisition of CLS in 2015.
Provision for Income Taxes.    The following table shows the provision for income taxes and the effective income tax rate for the years ended December 31, 2015, 2014 and 2013, respectively:

(In thousands, except for percentages)	2015	2014	2013
Provision for income taxes	$46	$3,376	$2,024
Effective income tax rate	0.3%	29.4%	14.8%
The provision for income taxes decreased $3.3 million in 2015 from $3.4 million in 2014. The reduction in the provision for income taxes is primarily due to a benefit of $1.5 million from the release of the Company’s reserves for uncertain tax positions related to audit settlement in India and a benefit of $2.4 million related to the release of the Company's valuation allowance as a result of recording a deferred tax liability related to the Company's acquisition of Geotext Translations, Inc. which could be used as a source of income to utilize the Company's deferred tax assets.
The Company’s unrecognized tax benefits include transfer pricing exposures from the allocation of income between tax jurisdictions. Lionbridge believes that it is reasonably possible that approximately $0.9 million of its unrecognized tax positions, consisting of several items in various jurisdictions, may be recognized by the end of 2016 as a result of a lapse of the statute of limitations.
The provision for income taxes in 2014 increased $1.4 million, to an expense of $3.4 million from an expense of $2.0 million in 2013. The increase in the provision for income taxes is primarily due to an increase in current tax expense of $1.9 million from tax on profits in various jurisdictions offset by a benefit of $0.5 million from the release of the Company’s reserves for uncertain tax positions and a benefit of $0.7 million from release of foreign valuation allowance.
Lionbridge’s provision for (benefit from) income taxes and our effective income tax rate are significantly impacted by the mix of our domestic and foreign income (loss) before income taxes. Our cost-based transfer pricing model for certain of our foreign affiliates generally results in foreign income. The foreign tax provision on that foreign income is calculated using the enacted statutory rates in those jurisdictions, which currently range from 12.5% to 35.6%. However, in periods where our consolidated income (loss) before income tax is marginal, because of the significance of our foreign operations and our cost-based transfer pricing methodology such foreign profits could exceed consolidated income before taxes and the associated foreign tax provision could result in an overall effective income tax rate that is disproportionate to the consolidated income (loss) before income taxes. Additionally, the provision of a full valuation allowance against our domestic net deferred tax assets results in no U.S. tax benefit recognized for domestic losses, which further impacts the overall consolidated effective income tax rate in periods where the foreign operations have income and the domestic operations reports a loss.

Non-GAAP Financial Measures
We measure our performance using non-GAAP measurements of adjusted earnings and adjusted earnings per share. We define adjusted earnings and adjusted earnings per share as GAAP net income excluding amortization of acquisition-related intangible assets, stock-based compensation, restructuring and other charges. We also measure our performance using the non-GAAP measurement of Adjusted EBITDA, which we define as GAAP net income excluding depreciation and amortization, amortization of acquisition-related intangible assets, stock-based compensation, restructuring and other charges. Adjusted earnings, adjusted earnings per share and adjusted EBITDA are supplemental financial measures used by the Company and by external users of its financial statements. The Company considers these metrics to be an indicator of the operational strength and performance of its business. Such measurements allow the Company to assess its performance without regard to financing methods and capital structure and without the impact of other matters that the Company does not consider indicative of the operating performance of its business. We believe these non-GAAP measures are useful to management and investors in evaluating our operating performance for the periods presented. We are providing Adjusted diluted EPS because management uses it for the purpose of evaluating and forecasting our financial performance and believes that it provides additional insight into our underlying business performance. We believe it allows investors to benefit from being able to assess our operating performance to others in the industry. These Non-GAAP financial measures should not be viewed as alternatives to GAAP measures of performance. Management believes the most directly comparable GAAP financial measures for adjusted EBITDA is net income less non-cash charges and restructuring and other charges. Management believes the most directly comparable GAAP financial measures for adjusted earnings and adjusted earnings per share are net income and diluted net income per share, respectively. The following table reconciles net income to adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2015	2014	2,013
Net income	$14,237	$8,107	11,640
Depreciation and amortization	9,967	7,851	7,374
Amortization of acquisition-related intangible assets	4,124	3,317	3,351
Stock-based compensation	7,680	7,484	6,777
Restructuring and other charges	13,083	6,624	5,114
Non-operating (income) expense, net	(531)	(525)	878
Provision for income taxes	46	3,376	2,024
Adjusted EBITDA	$48,606	$36,234	37,158
The following table reconciles net income to adjusted earnings and presents adjusted earnings per share:

	For the Years Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Net income	$14,237	$8,107	$11,640
Amortization of acquisition-related intangible assets	4,124	3,317	3,351
Stock-based compensation	7,680	7,484	6,777
Restructuring and other charges	13,083	6,624	5,114
Adjusted earnings	$39,124	$25,532	$26,882
Fully diluted weighted average number of common shares outstanding	62,449	63,040	62,003
Adjusted earnings per share	$0.63	$0.41	$0.43
Segment Results
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

GLC—this segment translates, localizes and adapts clients’ content and products to meet the language, cultural, technical and industry-specific requirements of users in local markets throughout the world. As part of its GLC solutions, Lionbridge also provides global marketing services, and creates and translates technical documentation for clients who market to and support customers in global markets. Lionbridge GLC solutions utilize the Company’s cloud-based technology platforms and applications, its crowd based translation resources and its global service delivery model, which make the translation, localization and content management processes more efficient for Lionbridge and its clients.
GES—this segment tests applications and online search results to help clients deliver high-quality, relevant applications and content in global markets. The Company’s GES solutions ensure the quality, usability, relevance and performance of clients’ web applications, content, software, search engines, online games, and technology products content globally. As part of its GES offering, Lionbridge also provides specialized professional crowdsourcing services including search relevance testing, in-country testing for mobile devices, and data management solutions.
Interpretation—this segment provides interpretation services for government, business and healthcare organizations that require experienced linguists to facilitate communication. Lionbridge provides interpretation communication services in more than 360 languages and dialects, including over-the-phone and onsite interpretation services.
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
Revenue.    The following table shows Global Language and Content (“GLC”), Global Enterprise Solutions (“GES”), and Interpretation revenues in dollars and as a percentage of total revenue for the years ended December 31, 2015, 2014 and 2013, respectively:

				% of Total Revenue
(In thousands, except percentages)	2015	2014	2013	2015	2014	2013
GLC	$401,494	$329,279	$321,020	71.7%	67.1%	65.6%
GES	136,267	138,645	145,788	24.3%	28.3%	29.8%
Interpretation	22,223	22,688	22,388	4.0%	4.6%	4.6%
Total revenue	$559,984	$490,612	$489,196	100.0%	100.0%	100.0%

Year Ended December 31, 2015 versus Year Ended December 31, 2014
In 2015, revenue from the Company’s GLC segment increased $72.2 million, or 21.9%, to $401.5 million from $329.3 million in 2014. The increase in revenue from the Company's GLC segment was primarily due incremental revenue of $79.0 million from acquisitions in 2015 and an increase demand of $7.8 million from other clients, excluding Microsoft, partially offset by a decrease in revenue of $14.6 million from Microsoft in 2015 compared to 2014. Revenue from the GLC segment in 2015 compared to 2014 had an unfavorable currency translation impact of $19.2 million principally driven by the strengthening of the U.S. Dollar against most foreign currencies, in particular the Euro, as compared to 2014.
In 2015, revenue from the Company’s GES segment remained relatively consistent compared to 2014. Included in revenue for 2015 from the Company's GES segment was a $4.0 million decrease in revenue from Microsoft, partially offset by a $1.7 million increase in revenue from other customers.
In 2015, revenue from the Company’s Interpretation segment remained relatively consistent compared to 2014. A significant portion of revenue for this segment is attributable to one multi-year contract with U.S. Department of Justice Executive Office for Immigration Review (EOIR), which expired on November 30, 2015, following a two-month extension. This customer accounted for $13.4 million, $14.8 million and $14.9 million in revenue for 2015, 2014 and 2013, respectively, with gross margins below the average of the Interpretation segment. As a result of the expiration of the EOIR contract, revenue for the Interpretation segment begun to decline at the end of 2015. The Company expects revenue in its Interpretation segment will decline in 2016 as a result of the expiration of the on-site EOIR contract but expects that a greater portion of interpretation services in 2016 will be provided as “over the phone” services, which should result in higher gross margins.

Year Ended December 31, 2014 versus Year Ended December 31, 2013
In 2014, revenue from the Company’s GLC segment increased $8.3 million, or 2.6%, to $329.3 million from $321.0 million in 2013. This was primarily due to an $11.7 million increase in demand for the Company’s solutions, which includes $2.6 million of incremental revenue from the Darwin and Clay Tablet acquisitions. This was partially offset by a decrease in revenue from Microsoft of $3.5 million driven principally by Microsoft's implementation of a reorganization plan.
In 2014, revenue from the Company’s GES segment decreased $7.1 million, or 4.9%, to $138.6 million from $145.8 million in 2013. The decrease was primarily related to a decrease of $12.8 million principally driven by decreased volume on a large multi-year program with Microsoft. The GES segment has a number of large client programs that sometimes experience periods of high growth during initial ramp-up phases when a program begins and may experience slight variations in volume when the program subsequently enters a maintenance phase. The decrease of $12.8 million from Microsoft was partially offset by increased demand from other customers of $5.7 million, which includes a $2.9 million increase in incremental revenue from the E5 acquisition.
In 2014, revenue from the Company’s Interpretation segment increased $0.3 million, or 1.3%, to $22.7 million from $22.4 million in 2013 primarily due to the negative impact of federal government sequestration.
Cost of Revenue and Gross Margin.    Gross margin is revenue less cost of revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation and testing services provided by third parties as well as salaries and associated employer taxes and employee benefits for personnel related to client engagements. The following table shows GLC, GES and Interpretation cost of revenues, cost of revenues as a percentage of revenue, gross margin and gross margin as a percentage of revenue for the years ended December 31, 2015, 2014 and 2013, respectively:

(In thousands, except percentages)	2015	2014	2013
Cost of revenue:
GLC	$256,579	$217,774	$215,612
GES	95,387	97,309	100,323
Interpretation	19,683	19,454	18,578
Total cost of revenue	$371,649	$334,537	$334,513
Cost of revenue as a percentage of revenue:
GLC	63.9%	66.1%	67.2%
GES	70.0%	70.2%	68.8%
Interpretation	88.6%	85.7%	83.0%
Total cost of revenue as a percentage of revenue	66.4%	68.2%	68.4%
Gross margin:
GLC	$144,915	$111,505	$105,408
GES	40,880	41,336	45,465
Interpretation	2,540	3,234	3,810
Total gross margin	$188,335	$156,075	$154,683
Gross margin percentage:
GLC	36.1%	33.9%	32.8%
GES	30.0%	29.8%	31.2%
Interpretation	11.4%	14.3%	17.0%
Total gross margin percentage	33.6%	31.8%	31.6%
Year Ended December 31, 2015 versus Year Ended December 31, 2014
In 2015, gross margin from the Company’s GLC segment increased $33.4 million to $144.9 million as compared to $111.5 million in 2014. GLC gross margin percentage increased to 36.1% in 2015 from 33.9% in 2014. The increase in gross margin was primarily due to acquisitions in 2015 that increased GLC segment gross margins by $27.7 million as well as cost efficiencies, increased usage of the Company’s language automation technologies, and a favorable currency translation impact principally driven by the strengthening of the U.S. Dollar against most foreign currencies, in particular the Euro.
In 2015, gross margin and gross margin percentage from the Company’s GES segment remained relatively consistent compared to 2014.

In 2015, gross margin from the Company’s Interpretation segment decreased $0.7 million to $2.5 million as compared to $3.2 million in 2014. Interpretation gross margin percentage decreased to 11.4% in 2015 from 14.3% in 2014. The decreases in gross margin and gross margin percentage were primarily due to lower margins on a U.S. Government customer principally driven by work mix. The Company expects that gross margin and gross margin percentage for this segment will increase in 2016 due to the expiration of the contract with the U.S. Department of Justice, which had gross margins below other Interpretation customers.
Year Ended December 31, 2014 versus Year Ended December 31, 2013
In 2014, gross margin from the Company’s GLC segment increased $6.1 million to $111.5 million as compared to $105.4 million in 2013. This was due to the increase in revenue in the GLC segment and, to a lesser extent, a $1.8 million increase due to changes in the exchange rate of the U.S. dollar against other currencies. GLC gross margin percentage increased to 33.9% in 2014 from 32.8% in 2013. This increase was due to improved work mix as GLC was able to generate 3% more revenue on a 1% increase in costs of revenue.
In 2014, gross margin from the Company’s GES segment decreased $4.1 million to $41.3 million as compared to $45.5 million in 2013. This was due to the lower volume on a large multi-year program with Microsoft. GES gross margin percentage decreased to 29.8% in 2014 from 31.2% in 2013. This decrease was due to a change in work mix principally driven by the Company being unable to align internal cost of sales with revenue on a large multi-year program with Microsoft that is in a maintenance phase.
In 2014, gross margin from the Company’s Interpretation segment decreased $0.6 million to $3.2 million as compared to $3.8 million in 2013. Interpretation gross margin percentage decreased to 14.3% in 2014 from 17.0% in 2013. The decreases in gross margin and gross margin percentage were due to increased third party outsourcing costs resulting from a less favorable mix of telephonic versus on-site interpretation.

Financial Condition and Liquidity
The following tables shows cash and cash equivalents, working capital, net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the years ended December 31, 2015 and 2014, respectively:

(In thousands)	2015	2014
Cash and cash equivalents	$27,831	$36,893
Working capital, including cash and cash equivalents	61,492	63,776
The Company follows a capital deployment strategy that balances funding for growing the business, including working capital, capital expenditures, acquisitions and research and development; and prudently managing the Company's balance sheet, including debt repayments and share repurchases, as outlined below. The Company's need for, cost of and access to funds are dependent on future operating results, as well as other external conditions. The Company currently expects that cash and cash equivalents, cash flow from operations and other available financing resources will be sufficient to meet anticipated operating, capital expenditure, investment, debt service and other financing requirements during the next twelve months and for the foreseeable future.

Cash Flows from Operating Activities

(In thousands)	2015	2014	2013
Net cash provided by operating activities	$21,312	$20,457	$29,118
The change of $0.9 million in net cash provided by operating activities in 2015 compared to 2014 was primarily due to an increase in net income and non-cash charges, partially offset by changes in operating assets and liabilities. The change of $8.7 million in net cash provided by operating activities in 2014 compared to 2013 was primarily due a decrease in net income and non-cash changes and changes in operating assets and liabilities. The changes in operating assets are primarily due to the timing of cash inflows and outflows as the Company utilizes a variety of financing strategies to ensure that the Company's worldwide cash is available in the locations in which it is needed.
Lionbridge has not experienced any significant trends in accounts receivable and unbilled receivables other than changes relative to the change in revenue. Fluctuations in accounts receivable and unbilled receivables from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.

Cash Flows from Investing Activities

(In thousands)	2015	2014	2013
Net cash used in investing activities	$(83,043)	$(13,227)	$(10,663)
The change of $69.8 million in net cash used in investing activities in 2015 compared to 2014 was primarily due to higher cash payments for acquisitions, net of cash acquired as described below. The change of $2.6 million in net cash used in investing activities in 2014 compared to 2013 was primarily due to higher cash payments for acquisitions, net of cash acquired as described below.
Purchases of and the proceeds from the sale of property and equipment were as follows:

(In thousands)	2015	2014	2013
Purchases of property and equipment	$(9,696)	$(8,269)	$(9,000)
The Company expects our property and equipment expenditures to be between approximately $10–$12 million in 2016, consistent with the anticipated needs of the Company's business and for specific investments including capital assets.
In pursuing the Company's business strategies, the Company acquires and invests in certain businesses that meet strategic and financial criteria. The cash paid for acquisitions, net of cash acquired was as follows:

(In thousands)	2015	2014	2013
Cash paid for acquisitions, net of cash acquired	$(73,347)	$(4,958)	$(1,663)
The Company acquired CLS for $64.3 million, net of cash acquired and Geotext Translations, Inc. for $9.1 million, net of cash acquired in 2015.
Cash Flows from Financing Activities

(In thousands)	2015	2014	2013
Net cash provided by (used in) financing activities	$55,670	$(7,127)	$(5,489)
The Company used cash provided by operating activities and proceeds from the Company's credit facility as the Company's primary source for the repayment of debt, the repurchase of the Company's common stock and acquisitions. The change of $62.8 million in net cash provided by financing activities in 2015 compared to 2014 was primarily due to an increase proceeds from borrowings on the Company's credit facility in order to fund various acquisitions in 2015, partially offset by an increase in payments on borrowings on the Company's credit facility, an increase in the shares repurchased under the Company's share repurchase programs as described below and an increase in payments for deferred consideration related to the CLS, Virtual Solutions, Inc. (“VSI”) and Productive Resources, LLC (“PRI”) acquisitions. The change of $1.6 million in net cash used in financing activities in 2014 compared to 2013 was primarily due to an increase in the amount of shares repurchased as described below and an increase in the deferred consideration paid related paid related to the VSI and PRI acquisitions.
On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years. On October 29, 2015, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $50 million during the period commencing in the fourth quarter of 2015 through December 31, 2018. Under the 2015 program, the Company is authorized to repurchase Lionbridge common shares subject to certain market rate conditions. At December 31, 2015, the Company had approximately $44.5 million remaining under this repurchase program. All previous repurchase programs were completed as of December 31, 2015. Our share repurchases were as follows:

	2015		2014
(In thousands)	$	Shares	$	Shares
Shares repurchased under our 2012 share repurchase program	$1,459	265	$5,944	1,110
Shares repurchased under our 2015 share repurchase program	5,522	1,060	—	—
Shares repurchased under our share repurchase programs	$6,981	1,325	$5,944	1,110

The Company expects, subject to market conditions and other uncertainties, to continue making opportunistic repurchases of our stock. However, the Company's stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of the Company's cash.

Capital Resources
Total debt was $91.9 million and $27.0 million at December 31, 2015 and 2014, respectively. The interest rates are in the range of Prime Rate plus 0.25%—1.00% or LIBOR plus 1.25%—2.00% (at the Company’s discretion), depending on certain conditions. Both facilities expire after five years from the date of entering into the agreement, after which time the Company may need to secure new financing.
Cash and Cash Equivalents.    Cash and cash equivalents were $27.8 million and $36.9 million at December 31, 2015 and 2014, respectively. In general, cash and net assets held outside of the United States are not legally restricted from being transferred to the United States in order to assist with debt repayment, domestic capital expenditures and other working capital requirements of the U.S. parent company, Lionbridge Technologies, Inc. However, the Company does not intend to transfer any such funds to the U.S. as its domestic sources of cash from operations are sufficient to fund its operations, debt servicing and other liquidity needs. In the event that a transfer did occur, such funds would be subject to applicable local withholding taxes and U.S. taxes in certain circumstances. Cash and cash equivalents held at our foreign subsidiaries were approximately $23.8 million and $24.7 million at December 31, 2015 and 2014, respectively. Determination of the potential deferred income tax liability on unrepatriated cash and cash equivalents is not practicable due to uncertainty regarding the remittance structure and the overall complexity of the calculation. Lionbridge continuously evaluates its liquidity needs and ability to meet global cash requirements as a part of its overall capital deployment strategy. Factors that affect the Company's global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and capital market conditions.
Credit Facilities.    In January 2015, the Company entered into an amended and restated Credit Agreement with HSBC Bank, as Administrative Agent and a lender, and a syndicate of other lenders (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes (a) a $100 million senior secured revolving credit facility, which includes a $10 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing-line loans and (b) a senior secured term loan facility in an aggregate amount of $35 million. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $65 million, dependent upon certain conditions. At December 31, 2015 the Company had $91.9 million borrowings outstanding under this credit facility. The Company cannot assure that it will be able to secure new financing, or financing on terms that are acceptable. Lionbridge anticipates that its present cash and cash equivalents position and available financing under its current Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the at least the next twelve months.
The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in the Amended and Restated Credit Agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other covenants as of December 31, 2015.

Contractual Obligations
The following table summarizes Lionbridge’s contractual obligations at December 31, 2015, which are expected to be settled in cash and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

	Payment due by period
(In thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Debt	$91,860	$4,375	$17,500	$69,985	$—
Interest on debt (1)	6,904	1,944	3,082	1,878	—
Deferred acquisition liabilities (2)	3,920	1,720	2,200	—	—
Operating leases	57,002	13,023	16,642	11,081	16,256
Total	$159,686	$21,062	$39,424	$82,944	$16,256

(1)	Interest payment amounts are projected using market rates as of December 31, 2015. Future interest payments may differ from these projections based on changes in market interest rates.

(2)	Deferred acquisition liability amounts disclosed in this table excludes fair value adjustments to contingent consideration due to uncertainty in the actual payment amount.
As of December 31, 2015, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest and penalties was $3.5 million, and was included in other long-term liabilities. The Company believes that it is reasonably possible that approximately $0.9 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized within the next twelve months. These amounts were not included in the table above because we are unable to make a reasonably reliable estimate of when a cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolutions of those examinations is uncertain.
As of December 31, 2015, Lionbridge did not have any material purchase obligations, or material long-term commitments other than those included in the table above reflected on its consolidated balance sheet.

Off-Balance Sheet Arrangements
The Company does not have any special purpose entities or off-balance sheet financing arrangements.
Recently Issued Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred income tax assets and liabilities to be classified as noncurrent on the balance sheet. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. We have elected to early adopt this requirement prospectively in the current period.
In September 2015, the FASB issued new accounting guidance which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The accounting guidance requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. The Company's early adoption of the accounting guidance in the fourth quarter of 2015 resulted in a $1.0 million adjustment to Goodwill in the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. The Company does not believe this will have a material impact on our financial position, results of operations or liquidity. The Company has opted to adopt this accounting guidance in the first quarter of 2016. The Company expects this adoption will result in a $0.5 million reclassification in the Company's consolidated balance sheet.

In May 2014, the FASB issued Accounting Standard Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. On July 9, 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now would be effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.
Other new pronouncements issued but not effective until after December 31, 2015 are not expected to have a material impact on our financial position, results of operations or liquidity.

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
Interest Rate Risk.    Lionbridge is exposed to market risk from changes in interest rates with respect to its term loan and revolving credit facilities which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of December 31, 2015, $91.9 million was outstanding under the Company’s credit facility. A hypothetical 10% increase or decrease in interest rates would have less than a $0.2 million impact on the Company’s interest expense based on the $91.9 million outstanding at December 31, 2015 with a blended interest rate of 1.86%. Lionbridge is also exposed to market risk through its investing activities. The Company’s portfolio consists of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.
Foreign Currency Exchange Rate Risk.    Lionbridge conducts a large portion of its business in international markets.
Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, approximately 36% of its revenue for the year ended December 31, 2015 was denominated in foreign currencies, primarily the Euro and, to a lesser extent, the
Swiss Franc and British Pound Sterling as compared to approximately 31% for the year ended December 31, 2014. In addition, the Company has certain U.S. Dollar denominated contracts that, because they are serviced using resources that are paid in foreign currencies, contain currency clauses that adjust the Company's U.S. Dollar billing rates when the fluctuation in exchange rates between the U.S. Dollar and foreign currencies exceeds a certain threshold to lessen the impact of significant change in the exchange rate to both the Company and the customer. In 2015 the Company estimates a negative impact to revenue of approximately $4.6 million as a result of currency clauses reducing billing rates. The negative impact of $4.6 million due to currency clauses negatively impacted gross margin and income from operations by the same amount. There was no significant impact due to currency clauses in 2014. As discussed in "Results of Operations", the Company experienced a $19.5 million unfavorable impact to revenue in constant currency principally driven by the strengthening of the U.S. Dollar against most foreign currencies, in particular the Euro, as compared to 2014. The $19.5 million of unfavorable impact to revenue in constant currency does not reflect the negative impact of aforementioned currency clauses. Approximately 61% and 59% of its costs and expenses for the year ended December 31, 2015 and 2014, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 13% and 12% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of December 31, 2015 and 2014, respectively, while 15% and 17% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of December 31, 2015 and 2014, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $69.2 million and $46.8 million as of December 31, 2015 and 2014, respectively. The principal foreign currency applicable to the Company’s business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at December 31, 2015.

Item 8.	Financial Statements and Supplementary Data
Lionbridge’s consolidated financial statements together with the related notes and the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, are set forth beginning on page 53 of this Form 10-K.
Quarterly Results of Operations
The following tables set forth unaudited consolidated quarterly financial data for the periods indicated. Lionbridge derived this data from its unaudited consolidated financial statements, and, in the opinion of management, they have been prepared on the same basis as Lionbridge’s audited consolidated financial statements for the years ended December 31, 2015 and 2014, and include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) Quarter Ended
(In thousands, except per share amounts)	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
Revenue	$140,812	$138,604	$143,761	$136,807	$119,678	$120,191	$130,538	$120,205
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	93,824	92,977	94,298	90,550	80,979	80,608	89,871	83,079
Sales and marketing	12,649	11,083	12,105	11,975	10,861	9,685	9,764	9,920
General and administrative	22,641	21,888	23,268	23,868	19,563	19,868	20,373	20,346
Research and development	1,872	1,903	2,142	2,015	1,751	1,698	1,757	1,739
Depreciation and amortization	3,045	2,340	2,331	2,251	2,080	2,033	1,889	1,849
Amortization of acquisition-related intangible assets	1,145	993	988	998	864	842	813	798
Restructuring and other charges	3,724	2,957	3,464	2,938	4,797	611	882	335
Total operating expenses	138,900	134,141	138,596	134,595	120,894	115,345	125,349	118,066
Income (loss) from operations	1,912	4,463	5,165	2,212	(1,216)	4,846	5,189	2,139
Non-operating (income) expense, net
Interest expense:
Interest on outstanding debt	498	482	473	484	134	164	100	149
Amortization of deferred financing costs	94	94	95	90	21	25	27	27
Interest income	(18)	(13)	(21)	(16)	(16)	(9)	(31)	(19)
Other (income) expense, net	(438)	417	(239)	(2,513)	(944)	(42)	237	(348)
Total non-operating expense (income), net	136	980	308	(1,955)	(805)	138	333	(191)
Income (loss) before income taxes	1,776	3,483	4,857	4,167	(411)	4,708	4,856	2,330
(Benefit from) provision for income taxes	(1,135)	755	(646)	1,072	796	1,066	1,066	448
Net income (loss)	$2,911	$2,728	$5,503	$3,095	$(1,207)	$3,642	$3,790	$1,882
Net income (loss) per share of common stock:
Basic	$0.05	$0.04	$0.09	$0.05	$(0.02)	$0.06	$0.06	$0.03
Diluted	$0.05	$0.04	$0.09	$0.05	$(0.02)	$0.06	$0.06	$0.03
Weighted average number of shares outstanding:
Basic	60,446	60,683	60,584	60,415	59,798	60,012	60,523	60,208
Diluted	62,511	62,623	62,407	62,324	59,798	62,646	63,410	63,506
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.    Lionbridge maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company is designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.
In connection with the preparation of this Form 10-K, as of December 31, 2015, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015. This conclusion was communicated to the Audit Committee.
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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making its assessment of internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective at December 31, 2015 based on the criteria set forth in Internal Control-Integrated Framework (2013).
Management excluded from its assessment of internal control over financial reporting the acquisitions of CLS and Geotext, which were both acquired during 2015 and accounted for as purchase business combinations. CLS is a wholly-owned subsidiaries whose aggregated total assets represent 6% and aggregated total revenue represent 14% of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report which appears in Item 15.
Changes in Internal Control over Financial Reporting.    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.
PART III
Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2016.

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information relating to directors and executive officers of Lionbridge is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2016, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2015.
Lionbridge has adopted a Code of Ethics (referred to as the Code of Business Conduct) that applies to all of its directors and employees, including its principal executive officer and its principal financial officer. The Code of Ethics is available on Lionbridge's Website at http://www.lionbridge.com/corporate-governance/. Lionbridge intends to disclose amendments to or waivers, if any, from any provision of the Code of Business Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on its Website within four business days following the date of the amendment or waiver.

Item 11.	Executive Compensation
Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2016, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information relating to security ownership of certain beneficial owners and management and information on securities for issuance under equity compensation plans is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2016, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s fiscal year ended December 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Certain information relating to certain relationships and related transactions, and director independence is incorporated by reference herein from Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2016, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2015.

Item 14.	Principal Accounting Fees and Services.
Information regarding principal auditor fees and services is set forth under “Principal Auditor Fees and Services” in Lionbridge’s proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2016, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Lionbridge’s year ended December 31, 2015.

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
In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Lionbridge Technologies, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of deferred taxes in the consolidated balance sheets due to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As described in Management’s Annual Report on Internal Control over Financial Reporting management has excluded wholly-owned subsidiaries of CLS Communications from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded wholly-owned subsidiaries of CLS Communications from our audit of internal control over financial reporting. CLS Communications total assets and total revenues represent 6% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.
/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 4, 2016

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$27,831	$36,893
Accounts receivable, net of allowances of $250 at December 31, 2015 and 2014	86,645	66,479
Unbilled receivables	23,250	25,843
Other current assets	13,306	12,090
Total current assets	151,032	141,305
Property and equipment, net	25,259	23,622
Goodwill	67,694	21,937
Acquisition-related intangible assets, net	48,991	12,232
Other assets	5,684	5,677
Total assets	$298,660	$204,773
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt, current portion	$4,375	$—
Accounts payable	27,726	21,885
Accrued compensation and benefits	21,242	17,249
Accrued outsourcing	9,874	10,429
Accrued restructuring	4,612	3,492
Accrued expenses and other current liabilities	9,877	10,485
Income taxes payable	2,436	2,123
Deferred revenue	9,398	11,866
Total current liabilities	89,540	77,529
Long-term debt, net of current portion	87,485	27,000
Deferred income taxes	6,833	704
Other long-term liabilities	21,665	13,786
Total liabilities	205,523	119,019
Commitments and Contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 63,654,103 and 63,503,724 shares issued and outstanding at December 31, 2015 and 2014, respectively	637	635
Additional paid-in capital	270,225	272,252
Accumulated deficit	(189,660)	(203,897)
Accumulated other comprehensive income	11,935	16,764
Total stockholders’ equity	93,137	85,754
Total liabilities and stockholders’ equity	$298,660	$204,773
The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Revenue	$559,984	$490,612	$489,196
Operating expenses
Cost of revenue (exclusive of depreciation and amortization)	371,649	334,537	334,513
Sales and marketing	47,812	40,230	36,216
General and administrative	91,665	80,150	80,462
Research and development	7,932	6,945	6,750
Depreciation and amortization	9,967	7,851	7,374
Amortization of acquisition-related intangible assets	4,124	3,317	3,351
Restructuring and other charges	13,083	6,624	5,114
Total operating expenses	546,232	479,654	473,780
Income from operations	13,752	10,958	15,416
Non-operating (income) expense, net
Interest expense
Interest on outstanding debt	1,937	547	775
Amortization of deferred financing costs	373	100	191
Interest (income)	(68)	(75)	(92)
Other (income) expense, net	(2,773)	(1,097)	878
Total non-operating (income) expense, net	(531)	(525)	1,752
Income before income taxes	14,283	11,483	13,664
Provision for income taxes	46	3,376	2,024
Net income	$14,237	$8,107	$11,640
Net income per share of common stock:
Basic	$0.24	$0.13	$0.19
Diluted	$0.23	$0.13	$0.19
Weighted average number of shares outstanding:
Basic	60,547	60,149	59,989
Diluted	62,449	63,040	62,003

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In thousands)	2015	2014	2013
Net income	$14,237	$8,107	$11,640
Other comprehensive (loss) income, net of tax:
Impact to revalue unfunded projected benefit obligation, net of tax $0	492	(179)	453
Foreign currency translation adjustment, net of tax $0	(5,321)	(3,406)	790
Other comprehensive (loss) income, net of tax	(4,829)	(3,585)	1,243
Comprehensive income	$9,408	$4,522	$12,883

The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Par Value
Balance at December 31, 2012	64,039,585	$640	$273,479	$(223,644)	$19,106	$69,581
Issuance of restricted stock	1,820,619	18	(18)	—	—	—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(569,288)	(5)	(2,192)	—	—	(2,197)
Common stock issued for option exercises	214,084	2	615	—	—	617
Stock-based compensation (net of unvested restricted stock forfeitures)	(103,188)	(1)	6,778	—	—	6,777
Shares repurchased in exchange of options exercised	(14,036)	—	(55)	—	—	(55)
Shares repurchased as part of share repurchase program	(1,682,191)	(17)	(5,196)	—	—	(5,213)
Net Income	—	—	—	11,640	—	11,640
Other comprehensive income	—	—	—	—	1,243	1,243
Balance at December 31, 2013	63,705,585	$637	$273,411	$(212,004)	$20,349	$82,393
Issuance of restricted stock	1,523,559	15	(15)	—	—	—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(606,844)	(6)	(3,569)	—	—	(3,575)
Common stock issued for option exercises	278,813	3	871	—	—	874
Stock-based compensation (net of unvested restricted stock forfeitures)	(272,500)	(3)	7,487	—	—	7,484
Shares repurchased in exchange of options exercised	(15,000)	—	—	—	—	—
Shares repurchased as part of share repurchase program	(1,109,889)	(11)	(5,933)	—	—	(5,944)
Net income	—	—	—	8,107	—	8,107
Other comprehensive loss	—	—	—	—	(3,585)	(3,585)
Balance at December 31, 2014	63,503,724	$635	$272,252	$(203,897)	$16,764	$85,754
Issuance of restricted stock	1,817,885	18	(18)	—	—	—
Restricted stock forfeitures to cover employee withholding taxes on vested shares	(611,975)	(6)	(3,250)	—	—	(3,256)
Common stock issued for option exercises	420,905	4	1,305	—	—	1,309
Stock-based compensation (net of unvested restricted stock forfeitures)	(97,380)	(1)	7,681	—	—	7,680
Shares repurchased in exchange of options exercised	(53,924)	—	(289)	—	—	(289)
Shares repurchased as part of share repurchase program	(1,325,132)	(13)	(7,456)	—	—	(7,469)
Net income	—	—	—	14,237	—	14,237
Other comprehensive loss	—	—	—	—	(4,829)	(4,829)
Balance at December 31, 2015	63,654,103	$637	$270,225	$(189,660)	$11,935	$93,137
The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$14,237	$8,107	$11,640
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	7,680	7,484	6,777
Amortization of deferred financing costs	373	100	191
Depreciation and amortization	9,967	7,851	7,374
Amortization of acquisition-related intangible assets	4,124	3,317	3,351
Non-cash restructuring and other charges	—	(107)	650
Provision for doubtful accounts	70	15	198
Loss (gain) on disposal of property and equipment	99	(29)	(33)
Deferred income taxes	(1,934)	(173)	(645)
Changes in operating assets and liabilities:
Accounts receivable	(8,468)	2,507	(6,157)
Unbilled receivables	3,367	(6,948)	3,384
Other current assets	(1,339)	1,140	(1,089)
Other assets	1,451	(319)	(73)
Accounts payable	4,368	111	1,467
Accrued compensation and benefits	(4,791)	(3,224)	1,017
Accrued outsourcing	(1,022)	(1,847)	1,457
Accrued restructuring	1,440	2,638	(1,070)
Income taxes payable	(2,060)	250	(124)
Accrued expenses, other current liabilities and other long-term liabilities	(3,732)	(1,800)	(384)
Deferred revenue	(2,518)	1,384	1,187
Net cash provided by operating activities	21,312	20,457	29,118
Cash flows from investing activities:
Purchases of property and equipment	(9,696)	(8,269)	(9,000)
Cash paid for acquisitions, net of cash acquired	(73,347)	(4,958)	(1,663)
Net cash used in investing activities	(83,043)	(13,227)	(10,663)
Cash flows from financing activities:
Proceeds from borrowings on credit facility	151,467	7,500	9,550
Payments of borrowings on revolving line of credit	(77,149)	(7,500)	(9,550)
Payments of borrowings on term loan facility	(1,750)	—	300
Payments of acquired debt	(6,454)	—	—
Payments of debt issuance costs	(1,414)	(184)	(420)
Payments for share repurchases	(6,981)	(5,944)	(5,213)
Proceeds from issuance of common stock under stock option plans	1,016	874	1,026
Payments of deferred acquisition obligations	(3,060)	(1,843)	(1,147)
Payments of capital lease obligations	(5)	(30)	(35)
Net cash provided (used in) by financing activities	55,670	(7,127)	(5,489)
Net (decrease) increase in cash and cash equivalents	(6,061)	103	12,966
Effects of exchange rate changes on cash and cash equivalents	(3,001)	(2,077)	104
Cash and cash equivalents at beginning of year	36,893	38,867	25,797
Cash and cash equivalents at end of year	$27,831	$36,893	$38,867
The accompanying notes are an integral part of the consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
Nature of the Business
Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”) provides a full suite of global content and communications solutions to businesses in diverse end markets including technology, manufacturing, life sciences, automotive, aerospace, business services, retail, government, financial and legal. Lionbridge is a leading provider of language, content and testing solutions that enable clients to optimize, release, manage and maintain their technology applications and content globally. Lionbridge’s solutions include product and content globalization; interpretation services; application development and maintenance; software and hardware testing; product certification and competitive analysis. Lionbridge has three operating segments: Global Language and Content (“GLC”), Global Enterprise Solutions (“GES”) and Interpretation. As part of its GLC solutions, Lionbridge also provides global marketing services and creates and translates technical documentation for clients who market to and support customers in global markets. Lionbridge GLC solutions utilize the Company’s cloud-based technology platform and global service delivery model which make the translation, localization and authoring process more efficient for Lionbridge clients. Through its GES solutions, Lionbridge optimizes and tests applications and content to ensure the quality, relevance, usability and performance of clients’ applications, online content, consumer technology products and web sites. Lionbridge’s testing services, some of which are offered under the VeriTest brand, also include product certification. Lionbridge has substantial domain experience developing, testing and maintaining applications in a cost-efficient, blended on-site and offshore model. Lionbridge provides interpretation services for government, business and healthcare organizations that require experienced linguists to facilitate communication. The Lionbridge head office is located in the United States, with operations in Europe, Asia, India, North America, South America and Latin America.

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
Advertising Costs
Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were approximately $0.6 million, $0.2 million, and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

Foreign Currency Translation
The functional currency for each of Lionbridge’s foreign operations is predominantly the local currency of the country in which those operations are based. Revenues and expenses of foreign operations are translated into U.S. Dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. Dollars at year-end rates of exchange. The Company has recorded net translation losses of $5.3 million for the year ended December 31, 2015, net losses of $3.4 million for the year ended December 31, 2014 and net gains of $0.8 million for the year ended December 31, 2013, in accumulated other comprehensive income, which is a component of stockholders’ equity. These unrealized gains and losses are primarily attributable to the fluctuation in value between the U.S. Dollar and the Euro. For the purpose of disclosure of comprehensive income, Lionbridge does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as Lionbridge intends to permanently reinvest undistributed earnings in its foreign subsidiaries.
Realized and unrealized foreign currency transaction gains or losses, arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies, are included in “Other (income) expense, net” in the consolidated statements of operations and resulted in net gains of $3.4 million and $0.9 million for the year ended December 31, 2015 and 2014, respectively, and net losses of $0.9 million for the year December 31, 2013.

Financial Instruments
Lionbridge may enter into foreign currency forward contracts with commercial banks to hedge exposure to foreign currency assets and liabilities recorded on its balance sheet and utilizes interest rate swaps to manage interest rate risk. Changes in the fair value of foreign exchange forward contracts are recorded in the Company’s earnings. The Company had no foreign exchange forward contracts outstanding at December 31, 2015 and 2014.
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
The Company's capitalized costs primarily related to the development of internal financial systems and enhancements of internal products. The following table summarizes the capitalized costs and amortization expenses incurred to develop computer software for internal use for the years ended December 31, 2015, 2014 and 2013, respectively:

(In thousands)	2015	2014	2013
Software developed for internal use	$3,357	$2,863	$2,785
Amortization expenses for software developed for internal use	2,524	2,269	2,057
There were no costs associated with the development of software for internal use that was not yet placed into service as of December 31, 2015, 2014 and 2013. The capitalized costs placed in service during 2015, 2014 and 2013 are being amortized over two to seven years. Amortization expenses are included in “Depreciation and amortization” in the consolidated statements of operations.
The cost of property and equipment is depreciated over the estimated useful lives of the assets using the straight-line method, based upon the following asset lives:

Period
Computer software and equipment	2 to 7 years
Furniture and office equipment	3 to 10 years
Leasehold improvements	Shorter of remaining lease term or useful life of asset

Goodwill and Other Intangible Assets
Lionbridge assesses the impairment of goodwill and acquisition-related intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models and the market approach. Goodwill is reviewed for impairment on an annual basis. At December 31, 2015 and 2014, the Company performed its annual test of goodwill to determine if impairment existed. This test determined that each reporting unit’s fair value substantially exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. As a result, no impairment was recorded for either year.
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
Acquisition-related intangible assets arose from acquisitions made prior to 2012 and the acquisitions of Productive Resources, LLC (“PRI”) in June 2012, Virtual Solutions, Inc. (“VSI”) in November 2012, E5 Global Holdings, Inc. (“E5”) in October 2013, Darwin Zone, S.A. ("Darwin") in May 2014, Clay Tablet Technologies ("Clay Tablet") in October 2014, CLS Communication Language Services Holding AG ("CLS") in January 2015 and Geotext Translations, Inc. ("Geotext") in November 2015 and consist of the following:

	Method	Estimated Useful Life
Acquisitions prior to 2012:
Customer relationships	Economic consumption	3 to 12 years
Customer contracts	Straight-line	3 to 5 years
Internally developed software	Straight-line	1 to 4 years
PRI, VSI, E5, Darwin, Clay Tablet and Geotext:
Developed technology	Straight-line	5 years
Core technology	Straight-line	10 years
Customer relationships	Straight-line	2 to 12 years
Non-compete agreements	Straight-line	1 to 5 years
Trademark	Straight-line	1 to 5 years
CLS and Geotext:
Developed technology	Economic consumption	1 year
Customer relationships	Economic consumption	15 years
Trademark	Economic consumption	3 to 5 years
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates are used when accounting for the collectability of receivables, calculating revenue based on the proportional delivery of services, and valuing intangible assets, deferred tax assets, net assets of businesses acquired, goodwill, postretirement plans and accrued liabilities associated with compensation. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded.
Comprehensive Income (Loss)
Total comprehensive income (loss) consists of net income (loss), the net change in the funded status of defined benefit postretirement plans and the net change in foreign currency translation adjustment.
Concentrations of Credit Risk and Significant Customers
Financial instruments which potentially subject Lionbridge to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with several investment-grade financial institutions. Investments consist of time deposits with maturities less than 30 days. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. Hewlett Packard accounted for approximately 10% and 11% of consolidated accounts receivable at December 31, 2015 and 2014, respectively. Rolls Royce accounted for approximately less than 10% and 12% of the consolidated accounts receivable at December 31, 2015 and 2014, respectively. No other client individually accounted for more than 10% of consolidated accounts receivable at December 31, 2015 or 2014. Lionbridge generally does not require collateral or other security against trade receivable balances; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.
Fair Value of Financial Instruments
Financial instruments are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2015 and 2014. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. The Company recognizes all derivative financial instruments in our consolidated financial statements at fair value. The Company records changes in the fair value of derivative instruments in earnings unless deferred hedge accounting criteria is met. For derivative instruments designated as fair value hedges, the Company records the changes in fair value of both the derivative instrument and the hedged item in earnings.

Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred income tax assets and liabilities to be classified as noncurrent on the balance sheet. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. We have elected to early adopt this requirement prospectively in the current period.
In September 2015, the FASB issued new accounting guidance which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The accounting guidance requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. The Company's early adoption of the accounting guidance in the fourth quarter of 2015 resulted in a $1.0 million adjustment to Goodwill in the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. The Company does not believe this will have a material impact on our financial position, results of operations or liquidity. The Company has opted to adopt this accounting guidance in the first quarter of 2016. The Company expects this adoption will result in a $0.5 million reclassification in the Company's consolidated balance sheet.
In May 2014, the FASB issued Accounting Standard Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. On July 9, 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now would be effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.
Other new pronouncements issued but not effective until after December 31, 2015 are not expected to have a material impact on our financial position, results of operations or liquidity.

3.	Acquisitions
Geotext Translations, Inc.
On November 4, 2015, the Company acquired 100% of the outstanding shares of Geotext Translations, Inc. ("Geotext"), a U.S.-based privately-held provider of high quality translation services in the legal vertical market. The Company made an initial cash payment of approximately $10.5 million at closing, plus net adjustments of approximately $0.8 million for initial working capital and acquired cash and liabilities not included in working capital, for a total initial consideration of $11.3 million. Under the terms of the purchase agreement, the former owners of Geotext will be eligible to receive additional cash consideration of up to $6.8 million, contingent on the fulfillment of certain revenue based financial conditions during the three-year period ending October 31, 2018. The addition of Geotext will enable Lionbridge to meet growing demand for integrated, high-quality legal translation solutions and access Geotext’s long-standing relationships with clients in the legal industry. As such, Geotext is included in the Company's GLC operating segment.
The total preliminary acquisition date fair value of the consideration transferred was estimated at $14.9 million as follows:

(In thousands)
Initial cash payment	$10,500
Initial working capital and acquired cash and liabilities not including in working capital	775
Fair value of contingent earn-out payments	3,650
Fair value of total consideration transferred	$14,925
The Company determined the acquisition-date fair value of contingent consideration liability, based on the likelihood on the fulfillment of certain revenue based financial conditions. See "Note 11. Fair Value Measurements" for more information on how this contingent liability was valued.
The assets and liabilities associated with Geotext were recorded at their fair values as of the acquisition date and the amounts as follows:

(In thousands)
Cash	$2,224
Accounts receivable	3,416
Unbilled receivables	530
Property and equipment	224
Intangible assets	6,520
Goodwill	5,787
Other assets	64
Total assets	18,765
Accrued expenses, accrued outsourcing, income taxes payable, deferred revenue and other current liabilities	(1,451)
Deferred tax liability	(2,389)
Fair value of total consideration transferred	$14,925
Intangible assets acquired totaling $6.5 million include customer relationships of $4.8 million, trade name of $1.1 million and non-compete agreements executed by key employees (the "Geotext Non-Competition Agreements") of $0.7 million.
The estimated fair value attributed to the customer relationships was determined based upon a discounted cash flow forecast. Cash flows were discounted at a rate of 18.2%. The fair value of the customer relationships will be amortized over a period of 15 years on an economic consumption method, which approximates the pattern in which the economic benefits of the acquired customer list are expected to be realized. The fair value of the Geotext Non-Compete Agreement will be amortized over 5 years on a straight line basis, which approximates the pattern in which the economic benefits of the non-compete agreement is expected to be realized. The fair value of the trade names will be amortized over 3 years on a straight line basis, which approximates the pattern in which the economic benefits of the non-compete agreement is expected to be realized.
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
Transaction costs related to this acquisition were approximately $0.1 million during the year ended December 31, 2015 and are included in “Restructuring and other charges” in the Company’s consolidated statement of operations.
Since the date of the acquisition, November 4, 2015, revenue and earnings attributable to Geotext do not have a material impact within the Company's consolidated financial statements. The proforma results of operations including Geotext as if it were acquired at the beginning of all periods presented were not material to the consolidated operating results of the Company in either period presented.
CLS Communication Language Services Holding AG
On January 7, 2015, the Company acquired CLS Communication Language Services Holding AG ("CLS"), a global language service provider headquartered in Switzerland. The transaction was effected through the purchase of (a) 100% of the outstanding shares of Tuscany Holding AG, a holding company that holds 68.9% of the outstanding shares of CLS Holding and (b) 31.1% of the shares of CLS Corporate Language Services Holding AG held by certain management sellers. The Company made an initial cash payment of approximately Fr.71.8 million Swiss Francs, or approximately $71.3 million U.S. Dollars (at the January 7, 2015 exchange rate). The acquisition gives the Company the ability to address growing demand for the Company's GLC segment offerings of integrated, technology-enabled translation solutions in the financial services, public sector and life sciences markets. As such, CLS is included in the Company's GLC operating segment.
The total acquisition date fair value of the consideration transferred was estimated at $71.5 million. The assets and liabilities associated with CLS were recorded at their fair values as of the acquisition date and the amounts as follows:

(In thousands)
Cash	$6,246
Accounts receivable	11,381
Unbilled receivables and other current assets	3,521
Property and equipment	2,454
Intangible assets	37,600
Goodwill	43,661
Other assets	515
Total assets	105,378
Debt	(6,622)
Accounts payable	(2,624)
Accrued expenses, accrued outsourcing, income taxes payable, deferred revenue and other current liabilities	(11,513)
Long-term liabilities	(8,413)
Deferred tax liabilities	(4,700)
Fair value of total consideration transferred	$71,506
Since the preliminary valuation performed in the first quarter of 2015, the Company recorded $43.7 million to goodwill related to the acquisition of CLS on January 7, 2015, and recorded adjustments to the preliminary valuation of assets and liabilities, resulting in a net increase to goodwill of approximately $1.0 million in 2015. The net increase in goodwill of $1.0 million was primarily due to changes in working capital and deferred tax liabilities based on new information obtained by the Company.
Intangible assets acquired totaling $37.6 million include customer relationships of $34.3 million, trade names of $3.2 million and developed technology of $0.1 million.
The estimated fair value attributed to the customer relationships was determined based upon a discounted cash flow forecast. Cash flows were discounted at a rate of 18.9%. The fair value of the customer relationships will be amortized over a period of 15 years on an economic consumption method, which is the pattern in which the economic benefits of the acquired customer list are expected to be realized. The fair value of the trade names will be amortized over 5 years on an economic consumption method, which approximates the pattern in which the economic benefits of the non-compete agreement is expected to be realized.

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies. None of the goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes. During the fourth quarter of 2015, we finalized the acquired assets and liabilities, increasing the purchase price by approximately $1.0 million through an addition to goodwill. The fair values are considered final.
CLS accounts for its pension plan for Swiss employees, which is administered by an independent pension fund, similar to a defined contribution plan under Swiss law. Since participants of the plan are entitled to a defined rate of interest on contributions made, the plan meets the criteria for a defined benefit plan under U.S. GAAP. The independent pension fund is a multi-employer plan with unrestricted joint liability for all participating companies, the economic interest in the Swiss pension plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the plan. U.S. GAAP requires an employer to recognize the funded status of the defined benefit plan on the balance sheet, which the Company has presented in other long-term liabilities on the Company's consolidated balance sheet at December 31, 2015. The funded status may vary from year to year due to changes in the fair value of plan assets and variations on the underlying assumptions in the plan. At December 31, 2015, the Company believes that it will not be required to pay future obligations based on the overall plan’s current funded status under Swiss law. For the year ended December 31, 2015, the Company made $1.3 million of contributions to this plan.
Transaction costs related to this acquisition were approximately $1.7 million during the year ended December 31, 2015 and are included in “Restructuring and other charges” in the Company’s consolidated statement of operations.
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

Year ended December 31,
(In thousands, except per share amounts)	2014
Revenue	$579,673
Net income	$11,182
Basic earnings per share	$0.19
Diluted earnings per share	$0.18
Since the date of the acquisition, January 7, 2015, the Company recorded $76.3 million and $9.0 million of revenue and income operations, respectively, attributable to CLS within the Company's consolidated financial statements. Income from operations includes restructuring charges driven by integrating the acquired operations of CLS and restructuring the combined company, which included charges related to employees, assets and activities that were not continued in the combined Company and other charges driven by the accounting, integration and valuation costs associated with the acquisition of CLS.
Clay Tablet Technologies
On October 3, 2014, the Company acquired 100% of the outstanding shares of Clay Tablet ("CTT"), a Canadian-based privately-held provider of integration software that connects content management systems with translation processes and technologies. CTT is included in the Company’s GLC operating segment. The acquisition can bring additional value to existing clients and secure new business by helping global marketers effectively engage customers and prospects across channels, platforms and geographies with timely, relevant, digital marketing content.

The total acquisition date fair value of the consideration transferred was estimated at $2.8 million. The assets and liabilities associated with CTT were recorded at their fair values as of the acquisition date and the amounts as follows:

(In thousands)
Cash	$19
Accounts receivable	286
Other current assets	84
Property and equipment	8
Intangible assets	1,502
Goodwill	1,358
Total assets	3,257
Accounts payable	(83)
Other liabilities	(327)
Fair value of total consideration transferred	$2,847
Intangible assets acquired totaling $1.5 million include customer relationships of $1.2 million, developed software of $0.2 million, a non-compete agreement executed by a key employee (the "CTT Non-Competition Agreement") of less than $0.1 million and a trade name of less than $0.1 million.
The estimated fair value attributed to the customer relationships was determined based upon a discounted cash flow forecast. Cash flows were discounted at a rate of 23%. The fair value of the customer relationships will be amortized over a period of 5 years on a straight-line basis, which approximates the pattern in which the economic benefits of the acquired customer list are expected to be realized. The fair value of the CTT Non-Compete Agreement will be amortized over 3 years on a straight-line basis, which approximates the pattern in which the economic benefits of the non-compete agreement is expected to be realized.
Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies. None of the goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes.
Transaction costs related to this acquisition were approximately $0.1 million during the year ended December 31, 2014 and are included in “Restructuring and other charges” in the Company’s consolidated statement of operations.
Since the date of the acquisition, October 3, 2014, revenue and earnings attributable to CTT do not have a material impact within the Company's consolidated financial statements. The proforma results of operations including CTT as if it were acquired at the beginning of all periods presented were not material to the consolidated operating results of the Company in either period presented.
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
Intangible assets acquired totaling $0.8 million include customer relationships of $0.7 million, a non-compete agreement executed by a key employee (the "Darwin Non-Competition Agreement") of $0.1 million and a trade name of less than $0.1 million.
The estimated fair value attributed to the customer relationships was determined based upon a discounted cash flow forecast. Cash flows were discounted at a rate of 22%. The fair value of the customer relationships will be amortized over a period of 5 years on a straight-line basis, which approximates the pattern in which the economic benefits of the acquired customer list are expected to be realized. The fair value of the Darwin Non-Competition Agreement will be amortized over 5 years on a straight-line basis, which approximates the pattern in which the economic benefits of the non-compete agreement is expected to be realized.
Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies. None of the goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes.
Transaction costs related to this acquisition were less than $0.1 million during the year ended December 31, 2014 and are included in “Restructuring and other charges” in the Company’s consolidated statement of operations.
Revenue and earnings attributable to Darwin did not have a material impact within the Company's consolidated financial statements for the year ended December 31, 2015. The proforma results of operations included Darwin as if it were acquired at the beginning of all periods presented were not material to the consolidated operating results of the Company in any period presented.
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
The Company made an initial cash payment of approximately $1.4 million at closing with an additional $0.2 million of deferred purchase consideration due on the first anniversary of the closing date. Under the terms of the purchase agreement, the former owners of E5 would also be eligible to receive additional cash consideration up to $2.2 million, contingent on the fulfillment of certain revenue-based financial conditions during the two years ended September 30, 2015. Using a discounted cash flow method, the Company recorded an estimated liability related to the earn-out of $0.3 million as of the acquisition date and as of March 31, 2014. On June 30, 2014, the Company and the former owners agreed to the early release of the $0.2 million of deferred consideration. The parties also agreed to satisfaction in full of the Company’s obligations with respect to any contingent payments that may become due in the future in exchange for payment, on June 30, 2014, of $0.2 million to the former owners. As a result of the early payment of the contingent payment for $0.2 million, the Company recorded $0.1 million reduction in expense in restructuring and other charges in the Company’s consolidated statement of operations.

The total acquisition date fair value of the consideration transferred was estimated at $1.9 million as follows:

(In thousands)
Initial cash payment	$1,393
Deferred cash payment	225
Fair value of deferred cash payments	309
Fair value of total consideration transferred	$1,927
The assets and liabilities associated with E5 were recorded at their fair values as of the acquisition date and the amounts as follows:

(In thousands)
Cash	$104
Accounts receivable and unbilled receivables	589
Other assets	104
Intangible assets	397
Goodwill	943
Total assets	2,137
Accounts payable, accrued expenses and other liabilities	(210)
Fair value of total consideration transferred	$1,927
Intangible assets acquired totaling $0.4 million include customer relationships of $0.3 million, non-compete agreements executed by key employees (the "E5 Non-Competition Agreements") of less than $0.1 million, and a trademark of less than $0.1 million. The estimated fair value attributed to the intangible assets was determined based upon a discounted cash flow forecast using a discount rate of 17%.
The fair value of the customer relationships will be amortized over a period of 5 years on a straight-line basis, which approximates the pattern in which the economic benefits of the customer relationships and trademark are expected to be realized.
The fair value of the E5 Non-Competition Agreements and trademark will be amortized over 1 year on a straight-line basis, which approximates the pattern in which the economic benefits of the non-compete agreement is expected to be realized.
Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies and the value of the assembled workforce. None of the goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes.
Transaction costs related to this acquisition were approximately $0.1 million for the year ended December 31, 2013, and are included in “Restructuring and other charges” in the consolidated statement of operations.
Revenue and earnings attributable to E5 did not have a material impact within the Company's consolidated financial statements for the year ended December 31, 2015. The proforma results of operations included E5 as if it were acquired at the beginning of all periods presented were not material to the consolidated operating results of the Company in any period presented.

4.	Property and Equipment
Property and equipment consisted of the following at December 31:

(In thousands)	2015	2014
Computer software and equipment	$58,519	$46,611
Furniture and office equipment	6,954	3,438
Leasehold improvements	12,907	15,898
Property and equipment, gross	78,380	65,947
Less: Accumulated depreciation and amortization	(53,121)	(42,325)
Total	$25,259	$23,622

Depreciation and amortization expense was $10.0 million, $7.9 million and $7.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
In certain jurisdictions, the Company makes significant improvements or modifications to its leased office space. Where the cost of restoring leased office space to its original condition at the end of the lease is material, the Company measures an asset retirement obligation (“ARO”), which is recorded at fair value proportionately with the improvements or modifications that will result in the future cost of removal. The table below sets forth the rollforward of ARO balances for the years ended December 31, 2015 and 2014:

(In thousands)
Balance at December 31, 2013	$1,436
Liabilities recorded	72
Liabilities settled	(88)
Accretion expense and currency impact	(98)
Balance at December 31, 2014	1,322
Liabilities recorded	11
Liabilities settled	—
Accretion expense and currency impact	(64)
Balance at December 31, 2015	$1,269
ARO’s are recorded in “Other accrued expenses and other current liabilities” and “Other long-term liabilities” on the consolidated balance sheet.

5.	Goodwill and Acquisition-Related Intangible Assets
Changes in the carrying amount of goodwill on a total consolidated basis and by reportable segment for the years ended December 31, 2015 and 2014 consisted of the following:

(In thousands)	GLC	GES	Interpretation	Total
Balance at January 1, 2014, gross	$125,851	$14,331	$—	$140,182
Acquisition of Darwin	984	—	—	984
Acquisition of Clay Tablet	1,358	—	—	1,358
Balance at December 31, 2014, gross	128,193	14,331	—	142,524
Accumulated goodwill impairment	(120,587)	—	—	(120,587)
Balance at December 31, 2014, net	$7,606	$14,331	$—	$21,937
Balance at January 1, 2015, gross	$128,193	$14,331	$—	$142,524
Acquisition of CLS	43,661	—	—	43,661
Acquisition of Geotext	5,787	—	—	5,787
Balance at December 31, 2015, gross	177,641	14,331	—	191,972
Effect of foreign exchange rates	(3,691)	—	—	(3,691)
Accumulated goodwill impairment	(120,587)	—	—	(120,587)
Balance at December 31, 2015, net	$53,363	$14,331	$—	$67,694

Included in “Acquisition-related intangible assets, net” in the Company’s consolidated balance sheet are acquisition-related intangible assets that are subject to amortization. The following table summarizes acquisition-related intangible assets as of December 31, 2015 and 2014, respectively:

	December 31, 2015
(In thousands)	Gross Carrying Value	Accumulated Amortization	Effect of foreign exchange rates	Balance
Acquired customer relationships	$80,360	$(34,466)	$(2,955)	$42,939
Acquired customer contracts	14,000	(14,000)	—	—
Acquired technology	5,447	(3,912)	(10)	1,525
Non-compete agreements	2,335	(1,174)	—	1,161
Acquired trademark and trade names	4,398	(760)	(272)	3,366
	$106,540	$(54,312)	$(3,237)	$48,991
	December 31, 2014
(In thousands)	Gross Carrying Value	Accumulated Amortization	Effect of foreign exchange rates	Balance
Acquired customer relationships	$41,240	$(31,989)	$—	$9,251
Acquired customer contracts	14,000	(14,000)	—	—
Acquired technology	5,327	(3,272)	—	2,055
Non-compete agreements	1,675	(819)	—	856
Acquired trademark and trade names	178	(108)	—	70
	$62,420	$(50,188)	$—	$12,232
Amortization of acquisition-related intangible assets was $4.1 million, $3.3 million and $3.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated future annual amortization expense related to these intangible assets is as follows:

Year ended December 31, (in thousands)
2016	$5,268
2017	5,816
2018	4,983
2019	4,506
2020	3,609
2021 and thereafter	24,809
Total	$48,991
Impairment Assessment
Lionbridge has three reporting units: (1) GLC, (2) GES, and (3) Interpretation. As of December 31, 2015 and 2014, no goodwill was assigned to our Interpretation reporting unit. The Company performs an annual impairment test of its goodwill as required under the provisions of ASC 350 on December 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. ASC 350 requires that the impairment test be performed through the application of a two-step process. The first step compares the carrying value of the Company’s reporting units to their estimated fair values as of the test date. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any. As of December 31, 2015 and 2014, the Company performed its annual impairment test for goodwill at the reporting unit level and, after conducting the first step, determined that it was not necessary to conduct the second step as it concluded that the fair value of its reporting units substantially exceeded their carrying value. Accordingly, as of December 31, 2015 and 2014, the Company determined no adjustment to goodwill was necessary.
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

6.	Debt
On January 2, 2015, the Company amended and restated the Company's Credit Agreement with HSBC Bank, as Administrative Agent and a lender, and a syndicate of other lenders (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes a $100 million senior secured revolving credit facility, which includes (a) a $10 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing-line loans and (b) a senior secured term loan facility in an aggregate amount of $35 million. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $65 million, dependent upon certain conditions. The interest rates are in the range of Prime Rate plus 0.25%—1.00% or LIBOR plus 1.25%—2.00% (at the Company’s discretion), depending on certain conditions. Both facilities expire after five years from the date of entering into the Amended and Restated Credit Agreement, after which time the Company may need to secure new financing. The Company cannot assure that it will be able to secure new financing, or financing on terms that are acceptable. At December 31, 2015, $59.5 million was outstanding on the senior secured revolving credit facility, which is fully denominated in the Euro, with an interest rate of 1.81%. At December 31, 2015, $32.4 million was outstanding on the senior secured term loan facility, of which $7.2 million is denominated in the Euro, with an interest rate of 1.95%. The debt is being serviced primarily in Ireland as the Company believes the Company's Irish operations will continue to generate sufficient earnings in future periods allowing the Company to pay down the debt.
The aggregate amounts of minimum contractual principal payments due on long-term debt for the next five years are:

Year ended December 31, (in thousands)
2016	$4,375
2017	5,250
2018	7,000
2019	5,250
2020	$69,985
The fair value of total debt approximates its current value of $91.9 million at December 31, 2015 and would be classified as a Level 2 fair value measurement due to the use of inputs based on similar liabilities in the market.
The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other non-financial covenants in the Amended and Restated Credit Agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other non-financial covenants as of December 31, 2015.

7.	Commitments and Contingencies
Operating Lease Commitments
The Company leases certain equipment and office space under noncancelable agreements which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases (excluding recognition of sublease income) at December 31, 2015 were as follows:

Year ended December 31, (in thousands)
2016	$13,023
2017	9,035
2018	7,607
2019	5,996
2020	5,085
Thereafter	16,256
$57,002
Lionbridge recorded total rental expense of $15.2 million, $12.7 million and $13.4 million in 2015, 2014 and 2013, respectively.

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
Under the terms of the Company’s existing Credit Agreement dated as of January 2, 2015 with HSBC Bank USA, National Association, the Company has guaranteed the obligations of certain of its subsidiaries that are borrowers under the terms of the Credit Agreement. The maximum potential amount of future payments the Company could be required to make for such obligations is equal to the maximum amount of borrowings under the Credit Agreement at such time.
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
Based upon Lionbridge’s historical experience, contractual limitations of liability applicable to such indemnities, and information known as of December 31, 2015, the Company believes its liability on the above guarantees and indemnities at December 31, 2015 not material.
Contingencies
From time to time the Company is subject to litigation and claims in the ordinary course of business. The Company is not currently subject to any litigation that management considers material.

8.	Stockholders’ Equity and Stock-Based Compensation
Share Repurchasing Program
On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years. On October 29, 2015, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $50 million during the period commencing in the fourth quarter of 2015 through December 31, 2018. Under the 2015 program, the Company is authorized to repurchase Lionbridge common shares subject to certain market rate conditions. At December 31, 2015, the Company had approximately $44.5 million remaining under this repurchase program. All previous repurchase programs were completed as of December 31, 2015. Our share repurchases were as follows:

	2015		2014
(In thousands)	$	Shares	$	Shares
Shares repurchased under our 2012 share repurchase program	$1,459	265	$5,944	1,110
Shares repurchased under our 2015 share repurchase program	5,522	1,060	—	—
Shares repurchased under our share repurchase programs	$6,981	1,325	$5,944	1,110
The Company repurchased $0.5 million worth of shares at December 31, 2015 that were not settled until the first week of January 2016. These repurchases were recorded as a reduction in additional paid-in-capital and as an increase to accrued expenses.
Stock-based Compensation Plans
On May 3, 2011, the stockholders of Lionbridge Technologies, Inc. approved the Lionbridge 2011 Stock Incentive Plan (the “2011 Plan”), which had been previously adopted by the Lionbridge Board of Directors on January 27, 2011 and replaces the Lionbridge 2005 Stock Incentive Plan (the “2005 Plan”). The 2011 Plan, as amended, provides for the issuance of 12,000,000 shares of common stock to officers, employees, non-employee directors and other key persons of Lionbridge and its subsidiaries in the form of stock options, shares of restricted stock, restricted stock units and other forms of equity. Options to purchase common stock under the 2011 Plan are granted at the discretion of the Board of Directors and the Nominating and Compensation Committee. Generally, stock options granted under the 2011 Plan vest over a four-year period: 25% of the option shares vest one year from the date of grant and the remaining option shares vest at the rate of 12.5% each six month period thereafter. Stock options generally expire five to ten years from the date of grant under the 2011 Plan. Under the terms of the 2011 Plan, the exercise price of incentive and non-qualified stock option grants must not be less than 100% of the fair market value of the common stock on the date of grant. Options granted under the 2011 Plan are amortized using a straight-line basis over the option vesting period. At December 31, 2015, there were 4,747,245 shares available for future grant under the 2011 Plan.
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

Stock Option Activity
The following table summarizes stock option activity for the year ended December 31, 2015:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	2,061,467	$4.00
Granted	194,630	5.20
Exercised	(420,905)	3.11		$950,777
Canceled (forfeited and expired)	(396,125)	6.14
Outstanding as of December 31, 2015	1,439,067	$3.84	5.0	$1,725,131
Vested or expected to vest as of December 31, 2015	1,399,773	$3.81	4.9	$1,719,420
Exercisable as of December 31, 2015	960,849	$3.37	3.9	$1,533,238
The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $4.91 as of December 31, 2015, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date.
The weighted-average grant date fair value of options, as determined under ASC 718 granted during the years ended December 31, 2015, 2014 and 2013 was $3.84, $4.00 and $3.87 per share respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was approximately $1.0 million, $0.8 million and $0.4 million, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2015, 2014 and 2013 was approximately $1.3 million, $1.0 million and $0.6 million, respectively. The total fair value of shares vested during the year ended December 31, 2015, 2014 and 2013 was $0.7 million.
The Company settles employee stock option exercises with newly issued shares of common stock.
Valuation Assumptions for Stock Options
For the years ended December 31, 2015, 2014 and 2013, 194,630, 251,810 and 350,000 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.44 to 1.61%	1.30 to 2.00%	0.54 to 0.62%
Expected volatility	46.5 to 61.3%	53.6 to 71.7%	58.9 to 66.7%
Expected life (years)	4.00—6.00	4.00—6.25	4.0
Dividend yield	0%	0%	0%
The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
Restricted Stock Awards
Lionbridge issued 1,676,000 and 133,799 shares of restricted common stock and restricted stock units, respectively, under the 2011 Stock Plan, during the year ended December 31, 2015 representing a fair market value of $9.5 million. Of the total 1,809,799 shares of restricted common stock and restricted stock units granted in the year ended December 31, 2015, 1,477,799 have restrictions on disposition which lapse over four years from the date of grant and 332,000 shares of restricted common stock were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance-based stock incentive awards under the 2011 Stock Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will generally lapse upon the achievement of revenue and profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals and records expense accordingly. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee based on percent completion of revenue and profitability targets within the measurement period.

The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2015, 2014 and 2013 was $5.26, $5.44 and $3.90 per share, respectively. The total fair value of restricted stock awards vested during the year ended December 31, 2015, 2014 and 2013 was $6.8 million, $5.5 million and $6.9 million, respectively.
The following table summarizes non-vested restricted stock awards activity for the year ended December 31, 2015:

	Non-vested Number of Restricted Shares Awards	Grant Date Fair Value
Non-vested balance at December 31, 2014	4,366,262	$4.23
Granted	1,809,799	5.26
Vested	(1,720,416)	3.91
Forfeited	(124,380)	4.92
Non-vested balance at December 31, 2015	4,331,265	$4.79
The following tables summarize non-vested restricted stock awards activity that is performance based and time-based for the years ended December 31, 2015, 2014 and 2013:

	Non-vested Number of Restricted Shares Performance Based Awards	Non-vested Number of Restricted Shares Time-Based Awards
Non-vested balance at December 31, 2012	1,367,500	3,588,035
Granted	377,000	1,391,068
Vested	(567,300)	(1,263,039)
Forfeited	(27,700)	(85,938)
Non-vested balance at December 31, 2013	1,149,500	3,630,126
Granted	328,000	1,287,141
Vested	(412,500)	(1,315,630)
Forfeited	(70,000)	(230,375)
Non-vested balance at December 31, 2014	995,000	3,371,262
Granted	332,000	1,477,799
Vested	(469,120)	(1,251,296)
Forfeited	(32,880)	(91,500)
Non-vested balance at December 31, 2015	825,000	3,506,265

	Number of Non-vest Restricted Shares Awards	Weighted Avg. Remaining Recognition Period (years)	Unamortized Stock-based Compensation Expense (in thousands)	Aggregate Intrinsic Value (in thousands) (1)
Non-vested Restricted Share Performance Based Awards	825,000	1.00	$780	$4,051
Non-vested Restricted Share Time-Based Awards	3,506,265	2.43	$9,226	$17,216

(1)	Based on difference between closing market value of Company's stock on December 31, 2015 of $4.91 and the exercise price of the awards of $0.00.

Stock-based Compensation
The Company recognizes expense for stock options, performance-based restricted stock awards and time-based restricted stock awards pursuant to the authoritative guidance. Total compensation expense related to stock options, performance-based restricted stock awards and time-based restricted stock awards are classified in the condensed consolidated statements of operations line items as follows:

	December 31,
(In thousands)	2015	2014	2013
Cost of revenue	$95	$125	$86
Sales and marketing	1,882	2,222	1,257
General and administrative	5,628	5,054	5,385
Research and development	75	83	49
Total stock-based compensation expense	$7,680	$7,484	$6,777
As of December 31, 2015, future compensation cost related to non-vested stock options, less estimated forfeitures, is approximately $0.8 million and will be recognized over an estimated weighted-average period of approximately 2.0 years. Lionbridge currently expects to amortize $10.0 million of unamortized compensation in connection with restricted stock awards outstanding as of December 31, 2015 over an estimated weighted-average period of approximately 2.3 years.

9.	Income Taxes
The components of income (loss) before income taxes were as follows:

(In thousands)	2015	2014	2013
United States	$(120)	$(2,894)	$3,939
Foreign	14,403	14,377	9,725
Income before income taxes	$14,283	$11,483	$13,664
The components of the provision for income taxes were as follows:

(In thousands)	2015	2014	2013
Current:
Federal	$7	$70	$144
State	475	284	279
Foreign	1,498	3,522	2,246
Total current provision	$1,980	$3,876	$2,669
Deferred:
Foreign	$455	$(500)	$(645)
Domestic	(2,389)	—	—
Total deferred (benefit) provision	(1,934)	(500)	(645)
Total provision for income taxes	$46	$3,376	$2,024

The differences between the income tax provision and income taxes computed using the applicable U.S. federal statutory tax rate of 34% are as follows for the years ended December 31:

(In thousands)	2015	2014	2013
Statutory tax provision	$4,758	$3,905	$4,714
State income taxes	525	216	427
Tax rate differential for international jurisdictions and related items	(1,250)	(3,266)	(2,245)
Changes in reserves for uncertain tax positions	(1,453)	409	(401)
Valuation allowance	(1,262)	(325)	(5,143)
Stock-based compensation	(2)	329	(9)
Officers' compensation	99	625	154
Acquisition costs	35	255	—
Foreign exchange gain	30	453	446
Permanent differences	(1,438)	670	1,248
Rate change on deferred	(33)	39	2,156
Federal income taxes	(14)	—	—
Other	51	66	677
Effective tax provision	$46	$3,376	$2,024
Lionbridge’s provision for income taxes and our effective income tax rate are significantly impacted by the mix of our domestic and foreign income (loss) before income taxes. Our cost-based transfer pricing model for certain of our foreign affiliates generally results in foreign income. The foreign tax provision on that foreign income is calculated using the enacted statutory rates in those jurisdictions, which currently range from 12.5% to 35.6%. However, in periods where our consolidated income (loss) before income tax is marginal, because of the significance of our foreign operations and our cost-based transfer pricing methodology such foreign profits could exceed consolidated income before taxes and the associated foreign tax provision could result in an overall effective income tax rate that is disproportionate to the consolidated income (loss) before income taxes. Additionally, the provision of a full valuation allowance against our domestic net deferred tax assets results in no U.S. tax benefit recognized for domestic losses, which further impacts the overall consolidated effective income tax rate in periods where the foreign operations have income and the domestic operations reports a loss.
The consolidated deferred tax (liabilities) assets of the Company were as follows at December 31:

(In thousands)	2015	2014
U.S. net operating loss carryforwards	$26,210	$25,504
Foreign net operating loss carryforwards	40,836	39,948
Amortization and depreciation of long-lived assets	(12,364)	(1,589)
Goodwill amortization	1,939	2,339
Reserves and accruals	1,364	804
Tax credits carryforwards	564	840
Stock-based compensation	3,890	4,023
Unrealized foreign exchange (gain) loss	(2,233)	(231)
Deferred revenue	587	415
Other	1,415	1,292
Valuation allowance	(67,427)	(71,724)
Net deferred tax (liability) asset	$(5,219)	$1,621
The net deferred tax (liabilities) assets at December 31, 2015 and 2014 both relate primarily to net operating loss carryforwards in the U.S. and foreign jurisdictions and depreciation and amortization.
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
The Company's valuation allowance decreased to $67.4 million at December 31, 2015 from $71.7 million at December 31, 2014. The change in the valuation allowance primarily was due to an increase in the valuation allowance due to foreign currency translation adjustments, offset by a release of valuation allowance related to acquired definite lived intangibles for which the Company has no tax basis in and the utilization or expiration of net operating losses in jurisdictions.
At December 31, 2015, Lionbridge had net operating loss carryforwards for U.S. federal income tax purposes of $76.8 million that may be used to offset future taxable income, which begin to expire in 2020. Of this amount, $7.6 million relates to deductions from the exercise of stock options. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. The Company has federal research and development tax credits which may be used to offset future income tax of $0.1 million, which begin to expire in 2018. Additionally, Lionbridge has non-U.S. net operating loss carryforwards of $148.2 million which begin to expire in 2016.
Under the provisions of the Section 382, certain substantial changes in Lionbridge’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.
At December 31, 2015, unrepatriated earnings of non-U.S. subsidiaries totaled $120.4 million. No provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely or the distribution of any remaining amount would be principally offset by foreign tax credits. Determination of the potential deferred income tax liability on these unrepatriated earnings is not practicable due to uncertainty regarding the remittance structure, the mix of earnings and profits pools in the year of remittance, and the overall complexity of the calculation.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(In thousands)	Total
Balance at January 1, 2013	$3,821
Additions based on tax positions related to the current year	305
Reductions for tax positions of prior years	(7)
Reductions for audit settlements of prior years	(541)
Balance at December 31, 2013	3,578
Additions based on tax positions related to the current year	709
Reductions due to lapse of applicable statute of limitations	(522)
Balance at December 31, 2014	3,765
Additions based on tax positions related to the current year	406
Reductions for audit settlements of prior years	(831)
Reductions due to lapse of applicable statute of limitations	(544)
Balance at December 31, 2015	$2,796
As of December 31, 2015 and 2014, the total amount of unrecognized tax benefits was $2.8 million and $3.8 million, respectively, which, if recognized, would favorably affect the effective income tax rate in future periods. Lionbridge accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. The total amount of accrued interest and penalties related to the Company’s unrecognized tax benefits was $0.7 million and $1.5 million as of December 31, 2015 and 2014, respectively. The Company believes that it is reasonably possible that approximately $0.9 million of its unrecognized tax benefits, consisting of several items in various jurisdictions, may be recognized by the end of 2016 as a result of a lapse of the statute of limitations. The Company or one of its subsidiaries files income tax returns in the U.S. and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for years 2009 through present. The tax years which remain subject to examination by tax authorities in foreign jurisdictions, as of December 31, 2015, include years 2004 through present. Carryforward attributes that were generated in earlier periods remain subject to examination to the extent the year in which they were used or will be used remains open for examination. Examinations are currently underway in certain jurisdictions including Canada and India as of December 31, 2015.

10.	Restructuring Charges
The following table summarizes the restructuring charges for the years ended December 31, 2015, 2014 and 2013, respectively:

(In thousands)	2015	2014	2013
Restructuring charges recorded for reduction in workforce and other	$9,759	$4,281	$3,244
Changes in estimated liabilities and restructuring charges recorded for vacated facility/lease termination	903	246	283
Total restructuring charges recorded	$10,662	$4,527	$3,527
Cash payments related to liabilities recorded on exit or disposal activities	$9,172	$2,513	$4,514
For the years ended December 31, 2015, 2014 and 2013, restructuring charges for workforce reductions and additional costs recorded for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions are recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. The charges and cash payments are primarily related to the Company's GLC segment.
The following table summarizes the restructuring reserve activity for the years ended December 31, 2015, 2014 and 2013, respectively:

(In thousands)	2015	2014	2013
Beginning balance, January 1	$4,821	$2,807	$3,794
Employee related matters:
Restructuring charges recorded	9,759	4,281	3,244
Cash payments	(8,790)	(2,185)	(4,220)
Net employee severance activity	$969	$2,096	$(976)
Vacated facility/Lease termination:
Restructuring charges recorded	$727	$—	$35
Changes in estimated liabilities	176	246	248
Cash payments	(382)	(328)	(294)
Net vacated facility/lease termination activity	521	(82)	(11)
Ending balance, December 31,	$6,311	$4,821	$2,807
At December 31, 2015, the consolidated balance sheet includes accruals totaling $6.3 million primarily related to employee termination costs and vacated facilities. Lionbridge currently anticipates that $4.6 million of this will be fully utilized in 2016. The remaining $1.7 million relates to lease obligations on unused facilities expiring through 2026 and is included in long-term liabilities.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge did not have any financial assets and liabilities as of December 31, 2015 designated as Level 1.

Level 2:
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These liabilities are classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management.

Promissory Note
As a result of the PRI acquisition in 2012 Lionbridge acquired a $2.0 million promissory note, using an interest rate similar to quoted market rates for a similar liability, was paid in three installments and matured in June 2015. Lionbridge classified the promissory note as Level 2.
Contingent Considerations
Lionbridge has contingent consideration assumed as a result of the Geotext acquisition of $3.7 million at December 31, 2015. The Geotext contingent consideration represents the estimated fair value of future payments owed to the former owners based on Geotext achieving annual revenue targets in certain years as specified in the sale and purchase agreement. The Company determined the initial value of the contingent consideration by using the Monte Carlo simulation model. Inputs into the valuation model include a discount rate specific to the acquired entity, a measure of the estimated volatility and the risk free rate of return. Lionbridge has contingent consideration assumed as a result of the VSI acquisition of $0.2 million at December 31, 2015 and had contingent and deferred consideration assumed as a result of the VSI and CTT acquisitions of $1.8 million at December 31, 2014. The Company determined a probability weighting that is weighted towards VSI achieving the revenue target at the time of acquisition and the discount rate that is based on the Company’s weighted average cost of capital which is then adjusted for the time value of money. The probability weighting for the VSI consideration was adjusted during the years ended December 31, 2015 and 2014 as the actual results provided the Company with more reliable information to weight the probability scenarios. The range of probability of achievement weighting was 70%—78%. This adjustment resulted in a $0.3 million decrease and $0.1 million increase to the contingent consideration during the years ended December 31, 2015 and 2014, respectively. The discount rate of 17% has remained consistent during the year ended December 31, 2015. The Company classified the Geotext, VSI and CTT considerations as Level 3, due to the lack of relevant observable inputs and market activity. The Company believes that any probable changes during future periods to these assumptions will not have a material effect on the contingent considerations.
Liabilities measured at fair value on a recurring basis consisted of the following:

December 31, 2015 (in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Accrued acquisition payments, short-term portion	$—	$—	$1,720	$1,720
Accrued acquisition payments, long-term portion	—	—	2,200	2,200
Total liabilities carried at fair value	$—	$—	$3,920	$3,920

December 31, 2014 (in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Accrued acquisition payments, short-term portion	$—	$663	$1,126	$1,789
Accrued acquisition payments, long-term portion	—	—	624	624
Total liabilities carried at fair value	$—	$663	$1,750	$2,413
Changes in the fair value of the Company’s Level 3 acquisition related liabilities during the year ended December 31, 2015 and 2014 were as follows:

	Years ended December 31,
(In thousands)	2015	2014
Fair value at the beginning of the period	$1,750	$3,080
Acquisition date fair value of contingent consideration obligations	3,650	—
Acquisition date fair value of deferred consideration obligations	1,312	227
Changes in the fair value of acquisition consideration obligations	(345)	(33)
Payments of deferred consideration obligations	(2,447)	(1,524)
Fair value at the end of the period	$3,920	$1,750

12.	Employee Benefit Plans
Lionbridge maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code. All U.S. employees may participate in the 401(k) plan subject to certain eligibility requirements. Under the 401(k) plan, a participant may contribute a maximum of 50% of his or her pre-tax salary, commissions and bonuses through payroll deductions (up to the statutorily prescribed annual limit, or $17,500 in 2015) to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the Board of Directors, Lionbridge may make discretionary profit-sharing contributions into the 401(k) plan for all eligible employees. Discretionary contributions totaled $1.3 million for the years ended December 31, 2015 and 2014 and $1.1 million for the year ended December 31, 2013.
With the acquisition of CLS in 2015, the Company has continued the pension plan ("Pension Benefits") for Swiss employees, which is administered by an independent pension fund, similar to a defined contribution plan under Swiss law. Since participants of the plan are entitled to a defined rate of interest on contributions made, the plan meets the criteria for a defined benefit plan under U.S. GAAP. The independent pension fund is a multi-employer plan with unrestricted joint liability for all participating companies, the economic interest in the Swiss pension plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the plan. U.S. GAAP requires an employer to recognize the funded status of the defined benefit plan on the balance sheet, which the Company has presented in other long-term liabilities on the Company's consolidated balance sheet at December 31, 2015. The funded status may vary from year to year due to changes in the fair value of plan assets and variations on the underlying assumptions in the plan. At December 31, 2015, the Company believes that it will not be required to pay future obligations based on the overall plan’s current funded status under Swiss law.
The table below reflects the total expected employer contributions to the plan in 2016.

Year ended December 31, (in thousands)
2016	$1,309
The table below reflects the total Pension Benefits expected to be paid from the plan, which is funded from contributions by participants and the Company.

Year ended December 31, (in thousands)
2016	$2,041
2017	1,856
2018	2,098
2019	1,929
2020	1,736
Thereafter (next 5 years)	$8,415
The table below outlines the components of net periodic benefit cost and related actuarial assumptions of the Pension Benefits plan at December 31.

Components of Net Periodic Benefit Cost
(In thousands):	2015
Service cost	$2,055
Interest cost	616
Expected return on assets	(1,267)
Net periodic benefit cost	$1,404

Actuarial Assumptions as of the Fiscal Year End
	2015	2014
Discount rate	1.10%	1.30%
Expected rate of return on plan assets	3.00%	3.25%
Rate of compensation increase	0.70%	0.70%

The amounts recognized on the Company's Balance Sheets represents the plan's funded status at December 31:

(In thousands):	2015
Noncurrent assets	$—
Current liabilities	29
Noncurrent liabilities	7,688
Net amount recognized on the balance sheet	$7,717
The tables below provide a reconciliation of benefit obligations, changes in plan assets, other changes in accumulated other comprehensive income ("AOCI") and funded status of the Company's pension plan in Switzerland at December 31.

Change in Projected Benefit Obligation
(In thousands):	2015
Projected benefit obligation at beginning of year	$47,357
Service cost	2,055
Interest cost	616
Plan participants' contributions	1,730
Actuarial (gain) loss	1,454
Benefits paid	(4,753)
Projected benefit obligation at end of year	$48,459

Change in Plan Assets
(In thousands):	2015
Fair value of plan assets at beginning of year	$39,088
Actual return on plan asset	3,377
Company contributions	1,300
Plan participants' contributions	1,730
Benefits paid	(4,753)
Fair value of plan assets at end of year	$40,742

Other Changes in AOCI
(In thousands):	2015
Beginning of the year accumulated other comprehensive income	$—
Net (gain) loss	(656)
End of the year accumulated other comprehensive income	$(656)

Reconciliation of Funded Status
(In thousands):	2015
Projected benefit obligation at end of year	$48,459
Fair value of plan assets at end of year	40,742
Funded status	$(7,717)
The Company did not recognize any (gain) loss from other comprehensive income ("OCI") in our consolidated results of operations during the year ended December 31, 2015. The Company does not expect to recognize any (gain) loss from OCI for the year ended December 31, 2016.
The projected benefit obligation ("PBO") represents the present value of Pension Benefits earned through the end of the year, with an allowance for future salary increases. The accumulated benefit obligation ("ABO") is similar to the PBO, but does not provide for future salary increases. The PBO and ABO were $48.5 million and $47.8 million at December 31, 2015, respectively.
The fair value of plan assets were $40.7 million at December 31, 2015, which are considered Level 3 assets under the fair value hierarchy due to the lack of relevant observable inputs and market activity. The CLS Pension Benefits are denominated in a foreign currency, the Swiss Franc, which can have a material impact on the fair value of plan assets. The CLS Pension Benefits were not subject to material fluctuations during year ended December 31, 2015.

In addition, the Company maintained defined benefit pension plans for employees in The Netherlands, Poland, France and Norway, a defined contribution plan for employees in Ireland, the United Kingdom, Canada, Slovakia, Denmark, Finland, Sweden, Germany and India, and defined contribution postretirement plans in Italy, Belgium, China, Korea, Japan, Singapore, Thailand and Taiwan resulting in contributions charged to operations of $5.9 million in 2015 and $5.8 million in 2014 and 2013. In total, Lionbridge’s consolidated results of operations include employee benefit contribution charges of $7.2 million, $7.1 million and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company has not provided the disclosures required under ASC 715, “Compensation—Retirement Benefits” (“ASC 715”), for these defined benefit pension plans as the amounts involved are immaterial to the years presented.

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
GLC—this segment translates, localizes and adapts clients’ content and products to meet the language, cultural, technical and industry-specific requirements of users in local markets throughout the world. As part of its GLC solutions, Lionbridge also provides global marketing services, and creates and translates technical documentation for clients who market to and support customers in global markets. Lionbridge GLC solutions utilize the Company’s cloud-based technology platforms and applications, its crowd based translation resources and its global service delivery model, which make the translation, localization and content management processes more efficient for Lionbridge and its clients.
GES—this segment tests applications and online search results to help clients deliver high-quality, relevant applications and content in global markets. The Company’s GES solutions ensure the quality, usability, relevance and performance of clients’ web applications, content, software, search engines, online games, and technology products content globally. As part of its GES offering, Lionbridge also provides specialized professional crowdsourcing services including search relevance testing, in-country testing for mobile devices, and data management solutions.
Interpretation—this segment provides interpretation services for government, business and healthcare organizations that require experienced linguists to facilitate communication. Lionbridge provides interpretation communication services in more than 360 languages and dialects, including over-the-phone and onsite interpretation services.
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
The table below presents information about the reported net income of the Company for the years ended December 31, 2015, 2014 and 2013. Asset information, other than goodwill, by reportable segment is not reported, since the Company does not produce such information internally.

(In thousands)	GLC	GES	Interpretation	Corporate and Other	Total
December 31, 2015
External revenue	$401,494	$136,267	$22,223	$—	$559,984
Cost of revenue (exclusive of depreciation and amortization)	256,579	95,387	19,683	—	371,649
Depreciation and amortization including acquisition-related intangible assets	7,292	3,350	39	3,410	14,091
Other operating expenses	94,576	18,020	1,762	—	114,358
Segment contribution	43,047	19,510	739	(3,410)	59,886
Interest expense and other unallocated items	—	—	—	(45,603)	(45,603)
Income (loss) before income taxes	43,047	19,510	739	(49,013)	14,283
Provision for income taxes	—	—	—	46	46
Net income (loss)	$43,047	$19,510	$739	$(49,059)	$14,237
December 31, 2014
External revenue	$329,279	$138,645	$22,688	$—	$490,612
Cost of revenue (exclusive of depreciation and amortization)	217,774	97,309	19,454	—	334,537
Depreciation and amortization including acquisition-related intangible assets	5,285	3,216	35	2,632	11,168
Other operating expenses	77,251	19,527	1,892	—	98,670
Segment contribution	28,969	18,593	1,307	(2,632)	46,237
Interest expense and other unallocated items	—	—	—	(34,754)	(34,754)
Income (loss) before income taxes	28,969	18,593	1,307	(37,386)	11,483
Provision for income taxes	—	—	—	3,376	3,376
Net income (loss)	$28,969	$18,593	$1,307	$(40,762)	$8,107
December 31, 2013
External revenue	$321,020	$145,788	$22,388	$—	$489,196
Cost of revenue (exclusive of depreciation and amortization)	215,612	100,323	18,578	—	334,513
Depreciation and amortization including acquisition-related intangible assets	5,082	3,148	32	2,463	10,725
Other operating expenses	75,516	18,807	1,730	—	96,053
Segment contribution	24,810	23,510	2,048	(2,463)	47,905
Interest expense and other unallocated items	—	—	—	(34,241)	(34,241)
Income (loss) before income taxes	24,810	23,510	2,048	(36,704)	13,664
Benefit from income taxes	—	—	—	2,024	2,024
Net income (loss)	$24,810	$23,510	$2,048	$(38,728)	$11,640
The following is a breakdown of clients who accounted for greater than 10% of total revenue as of December 31:

	% of Total Revenue
	2015	2014	2013
Microsoft	15%	21%	24%
Google	11%	12%	12%
No other client accounted for greater than 10% of total revenue in 2015, 2014 or 2013. Revenue from Microsoft and Google is included in the revenue of both the GLC and GES segments.

The following is a breakdown of countries who accounted for greater than 10% of total revenue:

	Year Ended December 31,
(In thousands)	2015	2014	2013
United States	$230,839	$217,138	$245,267
Ireland	56,639	68,726	78,105
No other country individually accounted for more than 10% of total revenue for the years ended December 31, 2015, 2014 and 2013.
Revenue is presented based on the country in which projects are managed. A summary of Lionbridge’s revenue by geographical region is as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Revenue:
Americas	$264,039	$234,015	$258,471
Western Europe	211,138	183,564	161,850
Asia	50,712	47,320	59,126
Eastern Europe	34,095	25,713	9,749
Total	$559,984	$490,612	$489,196
A summary of Lionbridge's long-lived assets by geographical region is as follows:

	December 31,
(In thousands)	2015	2014
Long-lived assets:
Americas	$22,743	$17,655
Western Europe	6,934	5,670
Asia	4,630	4,622
Eastern Europe	1,491	1,352
Total	$35,798	$29,299
Long-lived assets include “Property and equipment, net” and “Other assets” from the consolidated balance sheets, by the geographic location where the asset resides.

14.	Non-cash Activities and Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
(In thousands)	2015	2014	2013
Non-cash activities:
Property and equipment included in accounts payable	$145	$135	$—
Supplemental disclosure of cash flow information:
Interest paid on credit facility	1,729	403	602
Income taxes paid, net	3,378	3,478	3,472

15.	Valuation and Qualifying Accounts
The following table sets forth activity in Lionbridge’s allowance for doubtful accounts:

Year Ended: (in thousands)	Balance at Beginning of Year	Charges to Operations	(Deductions)/ Recoveries	Balance at End of Year
December 31, 2013	$250	198	(198)	$250
December 31, 2014	$250	15	(15)	$250
December 31, 2015	$250	70	(70)	$250

The following table sets forth activity in Lionbridge’s deferred tax asset valuation allowance:

Year Ended: (in thousands)	Balance at Beginning of Year	Additions	(Deductions)	Balance at End of Year
December 31, 2013	$87,374	3,039	(8,375)	$82,038
December 31, 2014	$82,038	5,373	(15,687)	$71,724
December 31, 2015	$71,724	2,550	(6,592)	$67,682

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
Shares used in calculating basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013, respectively, are as follows:

	December 31,
(In thousands)	2015	2014	2013
Weighted-average number of shares of common stock outstanding-basic	60,547	60,149	59,989
Dilutive common stock equivalents relating to options and restricted stock	1,902	2,891	2,014
Weighted-average number of shares of common stock outstanding-diluted	62,449	63,040	62,003
Options and unvested restricted stock outstanding to purchase 0.2 million for the years ended December 31, 2015 and 2014 and 1.8 million shares of common stock for the years ended December 31, 2013, were not included in the calculations of diluted net income per share, as their effect would be anti-dilutive.

17.	Other Current Assets, Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
The follow table presents the components of selected balance sheet items at December 31:

(In thousands)	December 31, 2015	December 31, 2014
Other current assets:
Deferred project costs	$2,807	$2,555
Prepaid income tax	4,765	3,009
Other prepaid expenses	4,454	2,787
Deferred tax asset, current portion	—	1,148
Other current assets	1,280	2,591
Total other current assets	$13,306	$12,090
Accrued expenses and other current liabilities:
Accrued acquisition payments, current portion	$1,720	$1,789
Accrued professional fees	472	1,436
Accrued customer volume discounts	786	384
Accrued rent	930	917
Other accrued expenses	4,186	3,609
Deferred tax liability, current portion	—	1,167
Other current liabilities	1,783	1,183
Total accrued expenses and other current liabilities	$9,877	$10,485
Other long-term liabilities:
Pension and post retirement obligations, net of current portion	$10,435	$2,427
Accrued acquisition payments, net of current portion	2,200	624
Accrued income tax uncertainties	2,913	4,572
Accrued restructuring, net of current portion	1,699	1,329
Deferred rent	2,680	2,493
Other	1,738	2,341
Total other long-term liabilities	$21,665	$13,786
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

18.	Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following at December 31:

(In thousands)	2015	2014
Cumulative foreign currency translation adjustments	$10,862	$16,183
Unfunded projected benefit obligation	1,073	581
Accumulative other comprehensive income	$11,935	$16,764

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 4, 2016

LIONBRIDGE TECHNOLOGIES, INC. (Registrant)

By:	/S/ MARC E. LITZ
Marc E. Litz
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
POWER OF ATTORNEY AND SIGNATURES
We, the undersigned officers and directors of Lionbridge Technologies, Inc., hereby severally constitute and appoint Marc Litz, our true and lawful attorney, with full power to him singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Lionbridge Technologies, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ RORY J. COWAN	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 4, 2016
Rory J. Cowan

/S/ MARC E. LITZ	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2016
Marc E. Litz

/S/ GUY L. DE CHAZAL	Director	March 4, 2016
Guy L. de Chazal

/S/ CLAUDE P. SHEER	Director	March 4, 2016
Claude P. Sheer

/S/ PAUL KAVANAGH	Director	March 4, 2016
Paul Kavanagh

/S/ EDWARD A. BLECHSCHMIDT	Director	March 4, 2016
Edward A. Blechschmidt

/S/ STEVEN R. FISHER	Director	March 4, 2016
Steven R. Fisher

/S/ JACK NOONAN	Director	March 4, 2016
Jack Noonan

/S/ MICHAEL G. DALLAS	Director	March 4, 2016
Michael G. Dallas

/S/ JAMES QUELLA	Director	March 4, 2016
James Quella

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2015

Exhibit No.	Exhibit

3.1, 4.1	Second Amended and Restated Certificate of Incorporation of Lionbridge (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

3.2, 4.2	Amended and Restated By-laws of Lionbridge Technologies, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-26933) on November 24, 2015, and incorporated herein by reference).

4.3	Specimen Certificate for shares of Lionbridge’s Common Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-81233) and incorporated herein by reference).

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

10.24
Lease Agreement dated November 21, 2013, between National IT Industry Promotion Agency and Lionnbridge Korea Co. Ltd. (filed as Exhibit 10.39 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2013, and incorporated herein by reference).

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

10.30**
Rory Cowan Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on September 20, 2006, and incorporated herein by reference).

Exhibit No.	Exhibit
10.31**	Rory Cowan Performance-Based Stock Option Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) on September 20, 2006, and incorporated herein by reference).

10.32**
Amended and Restated Employment Agreement dated November 7, 2013 between Rory J. Cowan and Lionbridge Technologies, Inc. (filed as Exhibit 10.52 to the Annual Report on Form 10-K (File No. 000-26933) for the year ended December 31, 2013, and incorporated herein by reference).

10.33**
Form of Management Incentive Plan Agreement for Executive Officers (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 0000-26933) on February 3, 20105, and incorporated herein by reference).

10.34**
Offer Letter dated November 22, 2010, between Lionbridge Technologies, Inc. and Mr. Marc Osofsky (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2012, and incorporated herein by reference).

10.35**	Form of 2016 Performance-Based Restricted Stock Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on February 3, 2016, and incorporated herein by reference).

10.36**
Offer Letter between Richard Tobin and Lionbridge Technologies, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2013, and as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on September 17, 2013, and incorporated herein by reference.)

10.37**
Business Protection Agreement between Richard Tobin and Lionbridge Technologies, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended September 30, 2013, and as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on September 17, 2013, and incorporated herein by reference.)

10.38**
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

10.40**
Form of Non-Qualified Stock Option Agreement (For Officers and Employees) under the 2011 Plan (filed as Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-174241) on May 16, 2011, and incorporated herein by reference).

10.41**
Form of Non-Qualified Stock Option Agreement (For Non-Employee Directors) under the 2011 Plan (filed as Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-174241) on May 16, 2011, and incorporated herein by reference).

10.42**	Form of Restricted Stock Agreement under the 2011 Plan (filed as Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-174241) on May 16, 2011, and incorporated herein by reference).

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

10.46
Amended and Restated Credit Agreement among Lionbridge Technologies, Inc., HSBC National Bank NA as Administrative Agent and the Parties named therein, dated October 30, 2013 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on October 31, 2013, and incorporated herein by reference).

10.47
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

Exhibit No.	Exhibit

10.48**
Amended and Restated Compensation Plan for Independent Directors (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on February 4, 2014, and as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2014, and incorporated herein by reference).

10.49
Lease between Lionbridge and BP Bay Colony LLC dated as of March 26, 2014 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on March 27, 2014, and as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-26933) for the quarter ended March 31, 2014, and incorporated herein by reference).

10.50
Second Amended and Restated Credit Agreement among Lionbridge Technologies, Inc., Lionbridge International, HSBC Bank USA, NA and the other parties named therein, dated as of January 2, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on January 6, 2015, and incorporated herein by reference).

10.51
Omnibus Amendment No. 2 to Collateral Agreements related to the Amended and Restated Credit Agreement among Lionbridge Technologies, Inc., Lionbridge International, HSBC Bank USA, NA and the other parties named therein, dates as of January 2, 2015 (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on January 6, 2015, and incorporated herein by reference).

10.52
Deed of Confirmation of Lionbridge International dated as of January 2, 2015 (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-26933) on January 6, 2015, and incorporated herein by reference).

10.53
Deed of Confirmation of Lionbridge Luxembourg and Lionbridge Technologies, Inc. dated as of January 2, 2015 (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-26933) on January 6, 2015, and incorporated herein by reference).

10.54
Share Pledge Agreement dated as of January 29, 2015 between Lionbridge International and HSBC Bank USA NA, regarding CLS Communication AG (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on February 4, 2015, and incorporated herein by reference).

10.55
Share Pledge Agreement dated as of January 29, 2015 between Lionbridge International and HSBC Bank USA NA, regarding Tuscany Holding AG (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on February 4, 2015, and incorporated herein by reference).

10.64
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

10.65
Amended and Restated Lionbridge Technologies, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) (filed as Exhibit 10.1 to the Registration Statement on Form S-8 (File No. 333-188546) on May 8, 2015, and incorporated herein by reference).

10.66**
Transition Agreement between Lionbridge Technologies, Inc. and Donald M. Muir dated as of November 6, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on November 9, 2015, and incorporated herein by reference.)

10.67
Agreement by and among Lionbridge Technologies, Inc., Glen Capital Partners and the other parties named therein dated as of November 24, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on November 24, 2015, and incorporated herein by reference.)

14.1*	Lionbridge Technologies, Inc. Code of Conduct effective January 7, 2016.

21.1*	Subsidiaries of Lionbridge

23.1*	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (included on signature page)

Exhibit No.	Exhibit

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

101
The following financial information from Lionbridge Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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