Form 10-Q
period 2016-03-31
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2016-05-10
CIK 1058299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 2, 2016 was 62,966,706.

LIONBRIDGE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$20,744	$27,831
Accounts receivable, net of allowance of $250 at March 31, 2016 and December 31, 2015	86,238	86,645
Unbilled receivables	27,579	23,250
Other current assets	15,712	13,306
Total current assets	150,273	151,032
Property and equipment, net	25,620	25,259
Goodwill	69,116	67,694
Acquisition-related intangible assets, net	48,493	48,991
Other assets	5,603	5,292
Total assets	$299,105	$298,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt, current portion	$5,688	$4,375
Accounts payable	24,242	27,726
Accrued compensation and benefits	21,670	21,242
Accrued outsourcing	13,360	9,874
Accrued restructuring	5,135	4,612
Income taxes payable	2,272	2,436
Accrued expenses and other current liabilities	8,468	9,877
Deferred revenue	7,812	9,398
Total current liabilities	88,647	89,540
Long-term debt, net of current portion	96,393	87,093
Deferred income taxes, net of current portion	6,959	6,833
Other long-term liabilities	21,417	21,665
Total liabilities	213,416	205,131
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 63,060,124 and 63,654,103 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	631	637
Additional paid-in capital	262,206	270,225
Accumulated deficit	(189,303)	(189,660)
Accumulated other comprehensive income	12,155	11,935
Total stockholders’ equity	85,689	93,137
Total liabilities and stockholders’ equity	$299,105	$298,268
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Revenue	$136,466	$136,807
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	91,789	90,550
Sales and marketing	11,400	11,975
General and administrative	22,249	23,868
Research and development	2,116	2,015
Depreciation and amortization	2,155	2,251
Amortization of acquisition-related intangible assets	1,337	998
Restructuring and other charges	2,420	2,938
Total operating expenses	133,466	134,595
Income from operations	3,000	2,212
Non-operating expense (income), net
Interest expense:
Interest on outstanding debt	516	484
Amortization of deferred financing charges	94	90
Interest income	(12)	(16)
Interest expense, net	598	558
Other expense (income), net	1,030	(2,513)
Total non-operating expense (income), net	1,628	(1,955)
Income before income taxes	1,372	4,167
Provision for income taxes	1,015	1,072
Net income	$357	$3,095

Net income per share of common stock:
Basic	$0.01	$0.05
Diluted	$0.01	$0.05
Weighted average number of common shares outstanding:
Basic	59,560	60,415
Diluted	60,591	62,324
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Net income	$357	$3,095
Other comprehensive income (loss):
Impact to revalue unfunded projected benefit obligation, net of tax	—	2
Foreign currency translation adjustment, net of tax	220	(3,816)
Comprehensive income (loss)	$577	$(719)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$357	$3,095
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,437	1,790
Amortization of deferred financing charges	94	90
Depreciation and amortization	2,155	2,251
Amortization of acquisition-related intangible assets	1,337	998
Non-cash restructuring and other charges	250	—
Other	13	(15)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	216	(3,628)
Unbilled receivables	(4,231)	(1,973)
Other current assets	(2,270)	(2,951)
Other assets	9	65
Accounts payable	(3,683)	2,899
Accrued compensation and benefits	(1,682)	(2,509)
Accrued outsourcing	3,411	(397)
Accrued restructuring	807	332
Income tax payable	(189)	(522)
Accrued expenses, other current liabilities and other long-term liabilities	(908)	(4,236)
Deferred revenue	(1,808)	(812)
Net cash used in operating activities	(4,685)	(5,523)
Cash flows from investing activities:
Purchases of property and equipment	(2,308)	(2,533)
Cash paid for acquisitions, net of cash acquired	(158)	(65,068)
Net cash used in investing activities	(2,466)	(67,601)
Cash flows from financing activities:
Proceeds from borrowings on credit facility	22,500	106,967
Payments of borrowings on revolving line of credit	(13,619)	(32,648)
Payments of borrowings on term loan facility	—	(438)
Payments of acquired debt	—	(6,454)
Payments of debt issuance costs	—	(1,369)
Payments for share repurchases	(8,436)	(1,389)
Proceeds from issuance of common stock under stock option plans	97	165
Payments of deferred acquisition obligations	(270)	(759)
Payments of capital lease obligations	—	(3)
Net cash provided by financing activities	272	64,072
Net decrease in cash and cash equivalents	(6,879)	(9,052)
Effects of exchange rate changes on cash and cash equivalents	(208)	(2,616)
Cash and cash equivalents at beginning of period	27,831	36,893
Cash and cash equivalents at end of period	$20,744	$25,225
Non-cash activities:
Property and equipment included in accounts payable	$97	$—
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
Nature of the Business
The accompanying consolidated financial statements include the accounts of Lionbridge Technologies, Inc. and its wholly owned subsidiaries (collectively, “Lionbridge” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, all of a normal recurring nature, necessary for the fair statement of results for the periods presented. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with U.S. generally accepted accounting principles (“GAAP”). The consolidated balance sheet data as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP for annual financial statements. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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

2.	Stockholders’ Equity and Stock-Based Compensation
Restricted Stock Awards
Lionbridge issued 1,764,000 and 138,000 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2011 Stock Incentive Plan, during the three months ended March 31, 2016 representing an aggregate fair market value of $8.7 million. Of the total 1,902,000 shares of restricted common stock and restricted stock units issued in the three months ended March 31, 2016, 1,336,500 have restrictions on disposition which lapse over four years from the date of grant and 565,500 shares of restricted common stock were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance-based stock incentive awards under the Corporation’s 2011 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will generally lapse upon the achievement of revenue and profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals and records expense accordingly. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee in accordance with the forfeiture table per the grant agreements.
Stock-based Compensation
The Company measures and recognizes stock-based compensation expense based on the fair value measurement for all share-based payment awards made to the Company's employees and directors, including employee stock options and restricted stock awards, over the service period for awards expected to vest. Total compensation expense related to stock options, performance-based restricted stock awards and time-based restricted stock awards are classified in the consolidated statements of operations line items as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Cost of revenue	$29	$20
Sales and marketing	427	431
General and administrative	964	1,322
Research and development	17	17
Total stock-based compensation expense	$1,437	$1,790

As of March 31, 2016, future compensation cost related to unvested stock options, less estimated forfeitures, is approximately $0.6 million and will be recognized over an estimated weighted-average period of approximately 1.9 years. Lionbridge currently expects to amortize $15.2 million of unamortized compensation in connection with restricted stock awards outstanding as of March 31, 2016 over an estimated weighted-average period of approximately 2.7 years.
Share Repurchasing Program
On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years, which expired on October 30, 2015. On October 29, 2015, Lionbridge’s Board of Directors authorized a new share repurchasing program for up to $50 million during the period commencing in the fourth quarter of 2015 through December 31, 2018. Under the 2015 program, the Company is authorized to repurchase Lionbridge common shares subject to certain market rate conditions. At March 31, 2016, the Company had approximately $36.0 million remaining under this repurchase program. All previous repurchase programs were completed as of December 31, 2015. The Company made the following share repurchases during the three months ended March 31:

	2016		2015
(In thousands)	$	Shares	$	Shares
Shares repurchased under our 2012 share repurchase program	$—	—	$1,389	254
Shares repurchased under our 2015 share repurchase program	8,436	1,859	—	—
Shares repurchased under our share repurchase programs	$8,436	1,859	$1,389	254

3.	Debt
On January 2, 2015, the Company amended and restated the Company's Credit Agreement with HSBC Bank, as Administrative Agent and a lender, and a syndicate of other lenders (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes a $100 million senior secured revolving credit facility, which includes (a) a $10 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing-line loans and (b) a senior secured term loan facility in an aggregate amount of $35 million. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $65 million, dependent upon certain conditions. The interest rates are in the range of Prime Rate plus 0.25%—1.00% or LIBOR plus 1.25%—2.00% (at the Company’s discretion), depending on certain conditions. Both facilities expire after five years from the date of entering into the Amended and Restated Credit Agreement, after which time the Company may need to secure new financing. The Company cannot assure that it will be able to secure new financing, or financing on terms that are acceptable. At March 31, 2016, $69.9 million was outstanding on the senior secured revolving credit facility, which is primarily denominated in the Euro, with an interest rate of 1.88%. At March 31, 2016, $32.2 million was outstanding on the senior secured term loan facility, of which $7.4 million is denominated in the Euro, with an interest rate of 2.10%. The debt is being serviced primarily in Ireland as the Company believes the Company's Irish operations will continue to generate sufficient earnings in future periods allowing the Company to pay down the debt. The fair value of total debt approximates its current value of $102.1 million at March 31, 2016 and would be classified as a Level 2 fair value measurement due to the use of inputs based on similar liabilities in the market.
The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other non-financial covenants in the Amended and Restated Credit Agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other non-financial covenants as of March 31, 2016.

4.	Net Income per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and unvested restricted stock, as determined using the treasury stock method. Shares used in calculating basic and diluted earnings per share for the three months ended March 31, 2016 and 2015, respectively, are as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Weighted-average number of shares of common stock outstanding-basic	59,560	60,415
Dilutive common stock equivalents relating to options and restricted stock	1,031	1,909
Weighted-average number of shares of common stock outstanding-diluted	60,591	62,324
Options and unvested restricted stock to purchase 0.7 million and 0.1 million shares of common stock for the three months ended March 31, 2016 and 2015, respectively, were not included in the calculation of diluted net income per share as their effect would be anti-dilutive.

5.	Restructuring Charges
The following table summarizes the restructuring charges for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
(In thousands)	2016	2015
Restructuring charges recorded for reduction in workforce and other	$1,698	$1,735
Changes in estimated liabilities and restructuring charges recorded for vacated facility/lease termination	290	(106)
Total restructuring charges recorded	$1,988	$1,629
Cash payments related to liabilities recorded on exit or disposal activities	$2,423	$1,813
For the three months ended March 31, 2016, the Company recorded within the GLC segment restructuring charges for workforce reductions, vacated facilities and changes in estimated liabilities for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions are recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. The cash payments are primarily related to the Company's GLC segment.
The following table summarizes the restructuring accrual activity for the three months ended March 31, 2016 and 2015, respectively, by category:

(In thousands)	2016	2015
Beginning balance, January 1	$6,311	$4,821
Employee related matters:
Restructuring charges recorded	1,698	1,735
Cash payments	(2,321)	(1,742)
Net employee severance activity	(623)	(7)
Vacated facility/Lease termination:
Restructuring charges recorded	135	—
Changes in estimated liabilities	155	(106)
Cash payments	(102)	(71)
Net vacated facility/lease termination activity	188	(177)
Ending balance, March 31	$5,876	$4,637
At March 31, 2016, the Company’s consolidated balance sheet includes accruals totaling $5.9 million related to employee termination costs and vacated facilities. Lionbridge currently anticipates that approximately $5.1 million of these will be fully paid within twelve months. The remaining $0.7 million relates to lease obligations on unused facilities expiring through 2024 and employee related matters that extend out longer than twelve months and is included in other long-term liabilities on the Company’s consolidated balance sheet. In April 2016, the Company made a payment of $1.4 million to effect the early termination of a long-term lease of previously vacated office space in Ireland. Under the terms of the early termination agreement, the lease, which had original expiration dates ranging between 2022 and 2026, terminated on April 12, 2016.

6.	Income Taxes
The provision for income taxes for the three months ended March 31, 2016 and 2015 was $1.0 million and $1.1 million, respectively. The tax provision for the three months ended March 31, 2016 and 2015 consisted primarily of taxes on income in foreign jurisdictions, and interest and penalties recorded in relation to the Company’s uncertain tax positions.
The balance of unrecognized tax benefits at March 31, 2016, not including interest and penalties, was $2.7 million, which, if recognized, would affect the effective income tax rate in future periods. Lionbridge also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At March 31, 2016, Lionbridge had approximately $0.7 million of interest and penalties accrued related to unrecognized tax benefits.
The Company conducts business globally and in the normal course of business is subject to examination by local, state and federal jurisdictions in the United States as well as in multiple foreign jurisdictions. Currently, no Internal Revenue Service audits are underway and audits in China and India are in varying stages of completion. Open audit years are dependent upon the tax jurisdiction and range from 2004 to present.
At March 31, 2016, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely.
Lionbridge’s management has evaluated the positive and negative evidence as it relates to the realizability of its deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax-planning strategies. Under the applicable accounting standards, management has determined that with the exception of certain foreign tax jurisdictions it is more-likely-than not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been maintained against those tax assets. As a result, no income tax benefit has been recorded for the losses incurred in the U.S. and certain foreign jurisdictions during the three months ended March 31, 2016.

7.	Operating Segments
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
The Company’s internal reporting does not include the allocation of certain expenses to the operating segments but instead includes those other expenses in unallocated corporate and other expense. Unallocated expenses primarily include corporate expenses, such as interest expense, restructuring and other charges, foreign exchange gains and losses and governance expenses, as well as finance, information technology, human resources, legal, treasury and marketing expenses. The Company determines whether a cost is charged to a particular business segment or is retained as an unallocated cost based on whether the cost relates to a corporate function or to a direct expense associated with the particular business segment. For example, corporate finance, corporate information technology and corporate human resource expenses are unallocated, whereas operating segment finance, information technology and human resource expenses are charged to the applicable operating segment.
The table below presents information about the Company’s segment data for the three months ended March 31, 2016 and 2015. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

(In thousands)	GLC	GES	Interpretation	Corporate and Other	Total
Three Months Ended March 31, 2016
External revenue	$100,698	$33,058	$2,710	$—	$136,466
Cost of revenue (exclusive of depreciation and amortization)	66,327	23,615	1,847	—	91,789
Depreciation and amortization including amortization of acquisition-related intangible assets	1,972	486	9	1,025	3,492
Other operating expenses	23,998	3,670	320	—	27,988
Segment contribution	8,401	5,287	534	(1,025)	13,197
Interest expense and other unallocated items	—	—	—	(11,825)	(11,825)
Income (loss) before income taxes	8,401	5,287	534	(12,850)	1,372
Provision for income taxes	—	—	—	1,015	1,015
Net income (loss)	$8,401	$5,287	$534	$(13,865)	$357
Three Months Ended March 31, 2015
External revenue	$97,802	$33,472	$5,533	$—	$136,807
Cost of revenue (exclusive of depreciation and amortization)	62,486	23,251	4,813	—	90,550
Depreciation and amortization including amortization of acquisition-related intangible assets	1,749	701	9	790	3,249
Other operating expenses	23,824	4,767	621	—	29,212
Segment contribution	9,743	4,753	90	(790)	13,796
Interest expense and other unallocated items	—	—	—	(9,629)	(9,629)
Income (loss) before income taxes	9,743	4,753	90	(10,419)	4,167
Provision for income taxes	—	—	—	1,072	1,072
Net income (loss)	$9,743	$4,753	$90	$(11,491)	$3,095

8.	Goodwill and Acquisition-Related Intangible Assets
Lionbridge assesses the impairment of goodwill and acquisition-related intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models and the market approach. In addition, goodwill is reviewed for impairment on an annual basis. At December 31, 2015, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value substantially exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling and the market approach. As a result, no impairment was recorded for the year ended December 31, 2015. There were no events or changes in circumstances during the three months ended March 31, 2016 which indicated that an assessment of the impairment of goodwill and acquisition-related intangible assets was required.
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

	Method	Estimated Useful Life
Acquisitions prior to 2012:
Customer relationships	Economic consumption	3 to 12 years
Customer contracts	Straight-line	3 to 5 years
Internally developed software	Straight-line	1 to 4 years
PRI, VSI, E5, Darwin, Clay Tablet and Geotext:
Developed technology	Straight-line	5 years
Core technology	Straight-line	10 years
Customer relationships	Straight-line	2 to 12 years
Non-compete agreements	Straight-line	1 to 5 years
Trademark	Straight-line	1 to 5 years
CLS and Geotext:
Developed technology	Economic consumption	1 year
Customer relationships	Economic consumption	15 years
Trademark	Economic consumption	3 to 5 years
The following table summarizes acquisition-related intangible assets at March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016
(In thousands)	Gross Carrying Value	Accumulated Amortization	Effect of foreign exchange rates	Balance
Acquired customer relationships	$80,360	$(35,316)	$(2,188)	$42,856
Acquired customer contracts	14,000	(14,000)	—	—
Acquired technology	5,447	(4,042)	(8)	1,397
Non-compete agreements	2,335	(1,290)	—	1,045
Acquired trademark and trade names	4,398	(1,001)	(202)	3,195
	$106,540	$(55,649)	$(2,398)	$48,493
	December 31, 2015
(In thousands)	Gross Carrying Value	Accumulated Amortization	Effect of foreign exchange rates	Balance
Acquired customer relationships	$80,360	$(34,466)	$(2,955)	$42,939
Acquired customer contracts	14,000	(14,000)	—	—
Acquired technology	5,447	(3,912)	(10)	1,525
Non-compete agreements	2,335	(1,174)	—	1,161
Acquired trademark and trade names	4,398	(760)	(272)	3,366
	$106,540	$(54,312)	$(3,237)	$48,991

Lionbridge currently expects to amortize the following remaining amounts of acquisition-related intangible assets held at March 31, 2016 in the fiscal periods as follows:

Year ending December 31, (in thousands)
2016	$5,268
2017	5,816
2018	4,983
2019	4,506
2020	3,609
2020 and thereafter	24,311
$48,493

A rollforward of goodwill is as follows:

(In thousands)	GLC	GES	Interpretation	Total
Balance at December 31, 2015	$53,363	$14,331	$—	$67,694
Effect of foreign exchange rates and other	1,422	—	—	1,422
Balance at March 31, 2016	$54,785	$14,331	$—	$69,116

9.	Acquisitions
Geotext Translations, Inc.
On November 4, 2015, the Company acquired 100% of the outstanding shares of Geotext Translations, Inc. ("Geotext"), a U.S.-based privately-held provider of high quality translation services in the legal vertical market. The Company made an initial cash payment of approximately $10.5 million at closing, plus net adjustments of approximately $1.2 million for initial working capital and acquired cash and liabilities not included in working capital, for a total initial consideration of $11.7 million. Under the terms of the purchase agreement, the former owners of Geotext will be eligible to receive additional cash consideration of up to $6.8 million, contingent on the fulfillment of certain revenue based financial conditions during the three-year period ending October 31, 2018. The addition of Geotext will enable Lionbridge to meet growing demand for integrated, high-quality legal translation solutions and access Geotext’s long-standing relationships with clients in the legal industry. As such, Geotext is included in the Company's GLC operating segment.
The total preliminary acquisition date fair value of the consideration transferred was estimated at $15.3 million as follows:

(In thousands)
Initial cash payment	$10,500
Initial working capital and acquired cash and liabilities not including in working capital	1,173
Fair value of contingent earn-out payments	3,650
Fair value of total consideration transferred	$15,323
The Company determined the acquisition-date fair value of contingent consideration liability, based on the likelihood on the fulfillment of certain revenue based financial conditions. See "Note 10. Fair Value Measurements" for more information on how this contingent liability was valued.
The assets and liabilities associated with Geotext were recorded at their fair values as of the acquisition date and the amounts as follows:

(In thousands)
Cash	$2,224
Accounts receivable	3,416
Unbilled receivables	530
Property and equipment	224
Intangible assets	6,520
Goodwill	6,185
Other assets	64
Total assets	19,163
Accrued expenses, accrued outsourcing, income taxes payable, deferred revenue and other current liabilities	(1,451)
Deferred tax liability	(2,389)
Fair value of total consideration transferred	$15,323
Since the preliminary valuation performed in the fourth quarter of 2015, the Company recorded $6.2 million to goodwill related to the acquisition of Geotext on November 4, 2015, and recorded adjustments to the preliminary valuation of assets and liabilities, resulting in a net increase to goodwill of approximately $0.4 million in March 2016. The increase in goodwill of $0.4 million was primarily due to changes in working capital based on new information obtained by the Company since the acquisition date.
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
For the three months ended March 31, 2016, the Company recorded $5.7 million of revenue attributable to Geotext within the Company's consolidated financial statements. Earnings attributable to the Geotext acquisition for the three months ended March 31, 2016 do not have a material impact within the Company's consolidated financial statements.

10.	Fair Value Measurements
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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge did not have any financial assets and liabilities as of March 31, 2016 designated as Level 1.

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

Contingent Considerations
Lionbridge has contingent consideration assumed as a result of the Geotext acquisition of $3.9 million at March 31, 2016. The Geotext contingent consideration represents the estimated fair value of future payments owed to the former owners based on Geotext achieving annual revenue targets in certain years as specified in the sale and purchase agreement. The Company determined the initial value of the contingent consideration by using the Monte Carlo simulation model. Inputs into the valuation model include a discount rate specific to the acquired entity, a measure of the estimated volatility and the risk free rate of return. As part of Lionbridge's quarterly assessment on the fair value of the Geotext contingent consideration, the Company recognized a $0.3 million increase to the contingent consideration during the three months ended March 31, 2016 driven by Geotext exceeding expectations set by the initial valuation. Lionbridge had contingent consideration assumed as a result of the Geotext and VSI acquisitions of $3.9 million at December 31, 2015. The Company classified the Geotext considerations as Level 3, due to the lack of relevant observable inputs and market activity. The Company believes that any probable changes during future periods to these assumptions will not have a material effect on the contingent considerations.
Liabilities measured at fair value on a recurring basis consisted of the following:

March 31, 2016 (in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Accrued acquisition payments	$—	$—	$1,450	$1,450
Accrued acquisition payments, long-term portion	—	—	2,450	2,450
Total liabilities carried at fair value	$—	$—	$3,900	$3,900

December 31, 2015 (in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Accrued acquisition payments	$—	$—	$1,720	$1,720
Accrued acquisition payments, long-term portion	—	—	2,200	2,200
Total liabilities carried at fair value	$—	$—	$3,920	$3,920
Changes in the fair value of the Company’s Level 3 acquisition related liabilities during the three months ended March 31, 2016 were as follows:

(In thousands)	March 31, 2016
Fair value at the beginning of the period	$3,920
Changes in the fair value of acquisition consideration obligations	250
Payments of contingent consideration obligations	(270)
Fair value at the end of the period	$3,900

11.	Employee Benefit Plans
With the acquisition of CLS in 2015, the Company has continued the pension plan ("Pension Benefits") for Swiss employees, which is administered by an independent pension fund, similar to a defined contribution plan under Swiss law. Since participants of the plan are entitled to a defined rate of interest on contributions made, the plan meets the criteria for a defined benefit plan under U.S. GAAP. The independent pension fund is a multi-employer plan with unrestricted joint liability for all participating companies, the economic interest in the Swiss pension plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the plan. U.S. GAAP requires an employer to recognize the funded status of the defined benefit plan on the balance sheet, which the Company has presented in other long-term liabilities on the Company's consolidated balance sheet at March 31, 2016. The funded status may vary from year to year due to changes in the fair value of plan assets and variations on the underlying assumptions in the plan. At March 31, 2016, the Company believes that it will not be required to pay future obligations based on the overall plan’s current funded status under Swiss law.
The components of net period pension expense are as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Service cost	$502	$514
Interest cost	133	154
Expected return on assets	(305)	(317)
Net periodic benefit cost	$330	$351
Long-term pension liabilities were as follows:

(In thousands)	March 31, 2016	December 31, 2015
Noncurrent assets	$—	$—
Current liabilities	—	29
Noncurrent liabilities	7,715	7,688
Net amount recognized on the balance sheet	$7,715	$7,717
Lionbridge made the following contributions to the CLS pension plan:

	Three Months Ended March 31,
(In thousands)	2016	2015
Employer contributions	$309	$359
In addition, the Company maintained defined benefit pension plans for employees in The Netherlands, Poland, France and Norway, a defined contribution plan for employees in Ireland, the United Kingdom, Canada, Slovakia, Denmark, Finland, Sweden, Germany and India, and defined contribution postretirement plans in Italy, Belgium, China, Korea, Japan, Singapore, Thailand and Taiwan. The Company has not provided the disclosures required under ASC 715, “Compensation—Retirement Benefits” (“ASC 715”), for these defined benefit pension plans as the amounts involved are immaterial to the years presented.

12.	Recent Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are evaluating the impact the adoption will have on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which relates to the accounting of leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact the adoption will have on our condensed consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this accounting guidance retrospectively, which resulted in a $0.4 million reclassification in other assets and long-term debt, net of current portion in the Company's consolidated balance sheet at December 31, 2015.
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
Other new pronouncements issued but not effective until after March 31, 2016 are not expected to have a material impact on our financial position, results of operations or liquidity.

13.	Other Current Assets, Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
The following table presents the components of selected balance sheet items as of March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Other current assets:
Deferred project costs	$2,878	$2,807
Prepaid income tax	4,776	4,765
Other prepaid expenses	7,068	4,454
Other current assets	990	1,280
Total other current assets	$15,712	$13,306
Accrued expenses and other current liabilities:
Accrued acquisition payments, current portion	$1,450	$1,720
Accrued professional fees	500	472
Accrued customer volume discounts	422	786
Accrued rent	895	930
Other accrued expenses	3,665	4,186
Other current liabilities	1,536	1,783
Total accrued expenses and other current liabilities	$8,468	$9,877
Other long-term liabilities:
Pension and post retirement obligations, net of current portion	$10,733	$10,435
Accrued acquisition payments, net of current portion	2,450	2,200
Accrued income tax uncertainties	2,853	2,913
Accrued restructuring, net of current portion	741	1,699
Deferred rent	2,726	2,680
Other	1,914	1,738
Total other long-term liabilities	$21,417	$21,665

14.	Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following at March 31, 2016 and December 31, 2015, respectively:

(In thousands)	March 31, 2016	December 31, 2015
Cumulative foreign currency translation adjustments	$11,082	$10,862
Unfunded projected benefit obligation	1,073	1,073
Accumulative other comprehensive income	$12,155	$11,935

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 4, 2016 (SEC File No. 000-26933) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The forward-looking statements in this Form 10-Q are made as of the date of this filing only, and Lionbridge does not undertake to update or supplement these statements due to changes in circumstances or otherwise, except as required by law.
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
Foreign Currency Impact
A significant portion of Lionbridge’s cost of revenue and operating expenses are recorded in entities which utilize the Euro or other currencies as their functional currency, while the majority of its revenues are recorded in U.S. Dollars. Certain segments of Lionbridge’s business, the GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to other currencies, particularly the Euro and, to a lesser extent, the British Pound Sterling. The Company quantifies foreign currency translation impact on the Company's results by translating the current period's non-U.S. Dollar denominated activity using the currency exchange rates of the prior period of comparison, called "constant currency". Foreign currency translation impact on the Company's results, if material, is described in further detail under the “Consolidated Results of Operations” and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" sections below.

Critical Accounting Policies and Estimates
Lionbridge has identified the policies which are critical to understanding its business and results of operations. There have been no significant changes during the three months ended March 31, 2016 to the items disclosed as the critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Consolidated Results of Operations
Revenue.    Total revenue for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Total revenue	$136,466	$136,807
Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
Revenue for the three months ended March 31, 2016 was relatively consistent with the three months ended March 31, 2015. Included in total revenue is $5.7 million of incremental revenue from the Company's acquisition of Geotext. This was offset by a decrease in revenue from a U.S. Government customer of $3.4 million due to an expiring contract and an unfavorable currency impact of $2.6 million principally driven by the strengthening of the U.S. Dollar against foreign currencies, primarily the Euro and the British Pound Sterling.
In 2015, Lionbridge experienced a decline in year over year revenue from its largest client, Microsoft. This decline was attributable to reduced demand for Lionbridge’s services while Microsoft implemented a reorganization and cost containment plan, as well as lower revenues associated with the maintenance of existing programs for Microsoft. Since the third quarter of 2014, revenue from this client has remained relatively stable at approximately $19-23 million per quarter. In 2016 the Company expects quarterly revenue from this client to remain largely consistent with the aforementioned $19-23 million run rate experience. Microsoft revenue and Microsoft revenue as a percentage of total revenue in the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
(In thousands, except percentages)	March 31, 2016	March 31, 2015
Revenue attributable to Microsoft	$18,993	$19,730
Revenue attributable to Microsoft as a percentage of total revenue	13.9%	14.4%
Cost of Revenue and Gross Margin.    Gross margin is revenue less cost of revenue. Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred for translation and testing services provided by third parties as well as salaries and associated employer taxes and employee benefits for personnel related to client engagements. A significant portion of the Company's cost of revenue is denominated in foreign currencies, which can have a favorable or unfavorable impact based on how the U.S. Dollar responds to foreign currencies throughout the year. Cost of revenue, cost of revenue as a percentage of revenue, gross margin and gross margin as a percentage of revenue for three months ended March 31, 2016 and 2015 were, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Cost of revenue (exclusive of depreciation and amortization)	$91,789	$90,550	67.3%	66.2%
Gross margin (exclusive of depreciation and amortization)	$44,677	$46,257	32.7%	33.8%
Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
For the three months ended March 31, 2016, total gross margin decreased $1.6 million, or 3.4%, to $44.7 million as compared to $46.3 million for the three months ended March 31, 2015. Total gross margin decreased to 32.7% for the three months ended March 31, 2016 from 33.8% for the three months ended March 31, 2015. The decreases in total gross margin and total gross margin percentage were primarily driven by the Company's GLC and GES segments as described below in Segment Results.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employer taxes and employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars and as a percentage of revenue for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Total sales and marketing expenses	$11,400	$11,975	8.4%	8.8%
Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
Sales and marketing expenses decreased $0.6 million, or 4.8%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to a $0.8 million decrease in employee-related compensation costs due to efforts to reduce sales and marketing expenses as a percentage of revenue. As a percentage of revenue, sales and marketing expenses decreased to 8.4% for the three months ended March 31, 2016 as compared to 8.8% for the three months ended March 31, 2015.
General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employer taxes and employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars and as a percentage of revenue for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Total general and administrative expenses	$22,249	$23,868	16.3%	17.4%
Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
General and administrative expenses decreased $1.6 million, or 6.8%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to a $1.3 million decrease in employee-related compensation costs. Included in the decrease of general administrative expenses for the three months ended March 31, 2016 is a $0.7 million favorable currency translation impact driven by lower exchange rates on foreign currencies, primarily the Euro, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. As a percentage of revenue, general and administrative expenses decreased to 16.3% for the three months ended March 31, 2016 as compared to 17.4% for the three months ended March 31, 2015.
Research and Development.    Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform, its Translation WorkspaceTM cloud-based offering and its customizable real-time automated machine translation technology known as GeoFluentTM. The cost consists primarily of salaries and associated employer taxes and employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars and as a percentage of revenue for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Total research and development expense	$2,116	$2,015	1.6%	1.5%
Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
Research and development expenses in amount and as a percentage of revenue for the three months ended March 31, 2016 were relatively consistent compared to the three months ended March 31, 2015.

Depreciation and Amortization.    Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars and as a percentage of revenue for the three months of the prior year and as a percentage of revenue for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Total depreciation and amortization expense	$2,155	$2,251	1.6%	1.6%
Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
Depreciation and amortization expense as an amount and as a percentage of revenue was relatively consistent for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Amortization of Acquisition-related Intangible Assets.    Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets from acquired businesses. The following table shows amortization of acquisition-related intangible assets in dollars and as a percentage of revenue for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Amortization of acquisition-related intangible assets	$1,337	$998	1.0%	0.7%
Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
Amortization of acquisition-related intangible assets increased $0.3 million to $1.3 million for the three months ended March 31, 2016 compared to $1.0 million for three months ended March 31, 2015. The increase in amortization of acquisition-related intangible assets is primarily due to the amortization of intangibles assets from the acquisition of Geotext in the fourth quarter of 2015.
Restructuring and Other Charges.    The following table shows restructuring and other charges in dollars and as a percentage of revenue for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Restructuring and other charges	$2,420	$2,938	1.8%	2.1%
The following table shows restructuring charges primarily for workforce reductions and incurred additional costs for previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions and acquisition-related costs for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Restructuring charges recorded for reduction in workforce and other	$1,698	$1,735
Changes in estimated liabilities and restructuring charges recorded for vacated facility/lease termination	290	(106)
Total restructuring charges recorded	1,988	1,629
Acquisition-related costs	432	1,309
Restructuring and other charges	$2,420	$2,938
Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
Restructuring and other charges decreased $0.5 million, to $2.4 million for the three months ended March 31, 2016 from $2.9 million for the three months ended March 31, 2015. This decrease was primarily due to a decrease in acquisition-related costs of $0.9 million primarily due to costs associated with the acquisition of CLS in the three months ended March 31, 2015. This was partially offset by an increase in restructuring costs of approximately $0.4 million principally driven by changes in estimated liabilities for a previously vacated facility and restructuring charges recorded for vacated facilities.

Interest Expense, Interest Income and Other Expense (Income), Net.    Interest expense represents interest paid or payable on debt and the amortization of deferred financing costs. Other income, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The following table shows interest expense and other (income) expense, net for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Total interest expense	$610	$574
Interest income	(12)	(16)
Other expense (income), net	1,030	(2,513)
Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
Interest expense for the three months ended March 31, 2016 increased approximately less than $0.1 million compared to the three months ended March 31, 2015 primarily due to an increase in the amount of outstanding debt at March 31, 2016 compared to March 31, 2015. Interest income for the three months ended March 31, 2016 was relatively consistent compared to the three months ended March 31, 2015. Other expense (income), net, primarily related to net foreign currency transaction losses (gains) attributable to differences among the Euro and other currencies against the U.S. Dollar in the periods, as compared to the net position and variance during the corresponding periods of the prior year. The change in other expense (income), net for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to the strengthening of the Euro and British Pound Sterling against the U.S. Dollar during the three months ended March 31, 2016 as compared to the weakening of the Euro against the U.S. Dollar during the three months ended March 31, 2015.
Income Before Income Taxes.    The components of income before income taxes were as follows for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
United States	$(1,731)	$(1,349)
Foreign	3,103	5,516
Income before income taxes	$1,372	$4,167
During the three months ended March 31, 2016, the Company’s United States operations generated a loss before income taxes of $1.7 million as compared to a loss before income taxes of $1.3 million for the three months ended March 31, 2015 as a result of a higher percentage of contracts being entered into by foreign customers than in the United States. The Company’s foreign operations generated income before income taxes of $3.1 million for the three months ended March 31, 2016 as compared to income before income taxes of $5.5 million during the three months ended March 31, 2015. A significant portion of our operating costs are incurred outside the United States and a majority of our foreign affiliates are subject to cost-plus based transfer pricing agreements which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The changes in trends experienced in the Company’s foreign operations in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is due to unfavorable product mix costs in foreign jurisdictions in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Provision for Income Taxes.    The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions, and interest and penalties associated with uncertain tax positions. The tax provision decreased from $1.1 million in three months ended March 31, 2015 to a provision of $1.0 million for the three months ended March 31, 2016. The change in the tax provision for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily due to change in foreign profits mixes, which are subject to tax by the foreign jurisdictions due to the treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model.
Non-GAAP Financial Measures
We measure our performance using non-GAAP measurements of adjusted earnings and adjusted earnings per share. We define adjusted earnings and adjusted earnings per share as GAAP net income excluding amortization of acquisition-related intangible assets, stock-based compensation, restructuring and other charges. We also measure our performance using the non-GAAP measurement of Adjusted EBITDA, which we define as net income excluding depreciation and amortization, amortization of acquisition-related intangible assets, stock-based compensation, restructuring and other charges, net interest expense, non-operating other expense (income) and provision for income taxes. Adjusted earnings, adjusted earnings per share and adjusted EBITDA are supplemental financial measures used by the Company and by external users of its financial statements. The Company considers these metrics to be an indicator of the operational strength and performance of its business. Such measurements allow the Company to assess its performance without regard to financing methods and capital structure and without the impact of other matters that the Company does not consider indicative of the operating performance of its business. We believe these non-GAAP measures are useful to management and investors in evaluating our operating performance for the periods presented. We are providing Adjusted diluted EPS because management uses it for the purpose of evaluating and forecasting our financial performance and believes that it provides additional insight into our underlying business performance. We believe it allows investors to benefit from being able to assess our operating performance to others in the industry. These non-GAAP financial measures should not be viewed as alternatives to GAAP measures of performance. Management believes the most directly comparable GAAP financial measures for adjusted EBITDA is net income less non-cash charges and restructuring and other charges. Management believes the most directly comparable GAAP financial measures for adjusted earnings and adjusted earnings per share are net income and diluted net income per share, respectively. The following table reconciles net income to adjusted EBITDA:

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Net income	$357	$3,095
Depreciation and amortization	2,155	2,251
Amortization of acquisition-related intangible assets	1,337	998
Stock-based compensation	1,437	1,790
Restructuring and other charges	2,420	2,938
Interest expense, net	598	558
Other expense (income), net	1,030	(2,513)
Provision for income taxes	1,015	1,072
Adjusted EBITDA	$10,349	$10,189
The following table reconciles net income to adjusted earnings and presents adjusted earnings per share:

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2016	March 31, 2015
Net income	$357	$3,095
Amortization of acquisition-related intangible assets	1,337	998
Stock-based compensation	1,437	1,790
Restructuring and other charges	2,420	2,938
Adjusted earnings	$5,551	$8,821
Fully diluted weighted-average number of common shares outstanding	60,591	62,324
Adjusted earnings per share	$0.09	$0.14
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
Revenue.    The following table shows GLC, GES and Interpretation revenues in dollars and as a percentage of total revenue for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended		% of Total Revenue
(In thousands)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
GLC	$100,698	$97,802	73.8%	71.5%
GES	33,058	33,472	24.2%	24.5%
Interpretation	2,710	5,533	2.0%	4.0%
Total revenue	$136,466	$136,807	100.0%	100.0%
Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
Revenue from the Company’s GLC segment increased $2.9 million, or 3.0%, to $100.7 million for the three months ended March 31, 2016 from $97.8 million for the three months ended March 31, 2015. The increase in revenue from the Company's GLC segment was primarily due incremental revenue of $5.7 million from the acquisition of Geotext and an increased demand from a customer of $1.1 million. These increases were partially offset by a decrease in Microsoft $1.2 million principally driven by a decrease in volume and an unfavorable currency translation impact in revenue of $2.6 million principally driven by the strengthening of the U.S. Dollar, primarily the Euro and British Pound Sterling.
Revenue from the Company’s GES segment remained relatively consistent for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Revenue from the Company’s Interpretation segment decreased $2.8 million, or 51.0%, to $2.7 million for the three months ended March 31, 2016 from $5.5 million for the three months ended March 31, 2015. The decrease in revenue from the Company's Interpretation segment was primarily due to the expiration of the multi-year contract with U.S. Department of Justice Executive Office for Immigration Review (EOIR), which expired on November 30, 2015, following a two-month extension.

Cost of Revenue and Gross Margin.    The following table shows GLC, GES and Interpretation cost of revenues, cost of revenues as a percentage of revenue, gross margin and gross margin as a percentage of revenue for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended
(In thousands, except percentages)	March 31, 2016	March 31, 2015
Cost of revenue:
GLC	$66,327	$62,486
GES	23,615	23,251
Interpretation	1,847	4,813
Total cost of revenue	$91,789	$90,550
Cost of revenue as a percentage of revenue:
GLC	65.9%	63.9%
GES	71.4%	69.5%
Interpretation	68.2%	87.0%
Total cost of revenue as a percentage of revenue	67.3%	66.2%
Gross margin:
GLC	$34,371	$35,316
GES	9,443	10,221
Interpretation	863	720
Total gross margin	$44,677	$46,257
Gross margin percentage:
GLC	34.1%	36.1%
GES	28.6%	30.5%
Interpretation	31.8%	13.0%
Total gross margin percentage	32.7%	33.8%
For the three months ended March 31, 2016, GLC gross margin decreased $0.9 million, or 2.7%, to $34.4 million as compared to $35.3 million for the three months ended March 31, 2015. GLC gross margin percentage decreased to 34.1% for the three months ended March 31, 2016 from 36.1% for the three months ended March 31, 2015. The decrease in gross margin and gross margin percentage were primarily due to unfavorable work mix and a negative impact on revenue from unfavorable currency clauses that adjust the Company's U.S. Dollar billing rates when the fluctuation in exchange rates between the U.S. Dollar and foreign currencies exceeds a certain threshold to lessen the impact of significant change in the exchange rate to both the Company and the customers.
For the three months ended March 31, 2016 GES gross margin decreased $0.8 million, or 7.6%, to $9.4 million as compared to $10.2 million the three months ended March 31, 2015. GES gross margin percentage decreased to 28.6% for the three months ended March 31, 2016 from 30.5% for the three months ended March 31, 2015. The decreases in gross margin and gross margin percentage were primarily due to unfavorable work mix.
For the three months ended March 31, 2016 Interpretation gross margin increased $0.1 million, or 19.9%, to $0.9 million as compared to $0.7 million for the three months ended March 31, 2015. Total gross margin percentage increased to 31.8% for the three months ended March 31, 2016 from 13.0% for the three months ended March 31, 2015. The increases in gross margin and gross margin percentage were primarily due to higher margins on over-the-phone interpretation customers and the expiration of the EOIR contract with the U.S. Department of Justice. The Company expects that gross margin and gross margin percentage for this segment will increase in 2016 due to the expiration of the contract with the U.S. Department of Justice, which had gross margins below other interpretation customers.

Financial Condition and Liquidity
The following tables shows cash and cash equivalents and working capital, including cash and cash equivalents at March 31, 2016 and December 31, 2015 and net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the three months ended March 31, 2016 and 2015, respectively:

(In thousands)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$20,744	$27,831
Working capital, including cash and cash equivalents	61,626	61,492
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
Cash Flows from Operating Activities

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Net cash used in operating activities	$(4,685)	$(5,523)
The change of $0.8 million in net cash provided by operating activities in three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to changes in operating assets and liabilities. The changes in operating assets are primarily due to the timing of cash inflows and outflows as the Company utilizes a variety of financing strategies to ensure that the Company's worldwide cash is available in the locations in which it is needed. The Company's business is subject to seasonal fluctuations and historically the Company's cash flows from operations in the first quarter result in a use of operating cash whereas the subsequent quarters historically result in cash provided by operations. For these reasons, cash flows from operating activities for the first quarter are not indicative of the results that the Company expects for the full year.
Lionbridge has not experienced any significant trends in accounts receivable and unbilled receivables other than changes relative to the change in revenue. Fluctuations in accounts receivable and unbilled receivables from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.
Cash Flows from Investing Activities

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Net cash used in investing activities	$(2,466)	$(67,601)
The change of $65.1 million in net cash used in investing activities in three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to lower cash payments for acquisitions, net of cash acquired as described below.
Purchases of property and equipment were as follows:

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Purchases of property and equipment	$(2,308)	$(2,533)
The Company expects our property and equipment expenditures to be between approximately $10–$11 million in 2016, consistent with the anticipated needs of the Company's business and for specific investments including capital assets.

In pursuing the Company's business strategies, the Company acquires and invests in certain businesses that meet strategic and financial criteria. The cash paid for acquisitions, net of cash acquired was as follows:

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Cash paid for acquisitions, net of cash acquired	$(158)	$(65,068)
The $0.2 million for cash paid for acquisitions, net of cash acquired was an additional payment to the former owners of Geotext due to changes in working capital based on new information obtained by the Company since the acquisition date. The Company acquired CLS Communication Language Services Holding AG ("CLS") for $65.1 million, net of cash acquired in the first quarter of 2015.
Cash Flows from Financing Activities

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Net cash provided by financing activities	$272	$64,072
The Company uses cash provided by operating activities and proceeds from the Company's credit facility as the Company's primary source for the repayment of debt, the repurchase of the Company's common stock and acquisitions. The change of $63.8 million in net cash provided by financing activities in three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to an increase proceeds from borrowings on the Company's credit facility in order to fund various acquisitions in 2015, partially offset by an increase in payments on borrowings on the Company's credit facility and an increase in the shares repurchased under the Company's share repurchase programs as described below.
On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years, which expired on October 30, 2015. On October 29, 2015, Lionbridge’s Board of Directors authorized a new share repurchasing program for up to $50 million during the period commencing in the fourth quarter of 2015 through December 31, 2018. Under the 2015 program, the Company is authorized to repurchase Lionbridge common shares subject to certain market rate conditions. At March 31, 2016, the Company had approximately $36.0 million remaining under this repurchase program. All previous repurchase programs were completed as of December 31, 2015. The Company made the following share repurchases at March 31:

	2016		2015
(In thousands)	$	Shares	$	Shares
Shares repurchased under our 2012 share repurchase program	$—	—	$1,389	254
Shares repurchased under our 2015 share repurchase program	8,436	1,859	—	—
Shares repurchased under our share repurchase programs	$8,436	1,859	$1,389	254
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

Capital Resources
Total debt was $102.1 million and $91.5 million at March 31, 2016 and December 31, 2015, respectively. The interest rates are in the range of Prime Rate plus 0.25%—1.00% or LIBOR plus 1.25%—2.00% (at the Company’s discretion), depending on certain conditions. Both facilities expire after five years from the date of entering into the agreement, after which time the Company may need to secure new financing.
Cash and Cash Equivalents.    Cash and cash equivalents were $20.7 million and $27.8 million at March 31, 2016 and 2015, respectively. In general, cash and net assets held outside of the United States are not legally restricted from being transferred to the United States in order to assist with debt repayment, domestic capital expenditures and other working capital requirements of the U.S. parent company, Lionbridge Technologies, Inc. However, the Company does not intend to transfer any such funds to the U.S. as its domestic sources of cash from operations are sufficient to fund its operations, debt servicing and other liquidity needs. In the event that a transfer did occur, such funds would be subject to applicable local withholding taxes and U.S. taxes in certain circumstances. Cash and cash equivalents held at our foreign subsidiaries were approximately $14.6 million and $23.8 million at March 31, 2016 and December 31, 2015, respectively. Determination of the potential deferred income tax liability on unrepatriated cash and cash equivalents is not practicable due to uncertainty regarding the remittance structure and the overall complexity of the calculation. Lionbridge continuously evaluates its liquidity needs and ability to meet global cash requirements as a part of its overall capital deployment strategy. Factors that affect the Company's global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and capital market conditions.
Credit Facilities.    In January 2015, the Company entered into an amended and restated Credit Agreement with HSBC Bank, as Administrative Agent and a lender, and a syndicate of other lenders (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes (a) a $100 million senior secured revolving credit facility, which includes a $10 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing-line loans and (b) a senior secured term loan facility in an aggregate amount of $35 million. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $65 million, dependent upon certain conditions. At March 31, 2016 the Company had $102.1 million borrowings outstanding under this credit facility. The Company cannot assure that it will be able to secure new financing, or financing on terms that are acceptable. Lionbridge anticipates that its present cash and cash equivalents position and available financing under its current Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the at least the next twelve months.
The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in the Amended and Restated Credit Agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other covenants as of March 31, 2016.
Contractual Obligations
As of March 31, 2016, there were no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The total amount of net unrecognized tax benefits for uncertain tax positions, excluding related interest and penalties, has decreased by $0.1 million during the three months ended March 31, 2016, and is equal to $2.7 million.
Off-Balance Sheet Arrangements
The Company does not have any special purpose entities or off-balance sheet financing arrangements.
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are evaluating the impact the adoption will have on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which relates to the accounting of leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact the adoption will have on our condensed consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this accounting guidance retrospectively, which resulted in a $0.4 million reclassification in other assets and long-term debt, net of current portion in the Company's consolidated balance sheet at December 31, 2015.
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
Other new pronouncements issued but not effective until after March 31, 2016 are not expected to have a material impact on our financial position, results of operations or liquidity.
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
Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its term loan and revolving credit facilities which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of March 31, 2016, $102.1 million was outstanding under the Company’s credit facility. A hypothetical 10% increase or decrease in interest rates would have less than a $0.2 million impact on the Company’s interest expense based on the $102.1 million outstanding at March 31, 2016 with a blended interest rate of 1.94%. Lionbridge is also exposed to market risk through its investing activities. The Company’s portfolio consists of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.

Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, approximately 35% of the Company's revenue for the three months ended March 31, 2016, respectively, was denominated in foreign currencies, primarily the Euro and, to a lesser extent the Swiss Franc and the British Pound Sterling as compared to approximately 39% for the three months ended March 31, 2015, respectively. In addition, the Company has certain U.S. Dollar denominated contracts that, because they are serviced using resources that are paid in foreign currencies, contain currency clauses that adjust the Company's U.S. Dollar billing rates when the fluctuation in exchange rates between the U.S. Dollar and foreign currencies exceeds a certain threshold to lessen the impact of significant change in the exchange rate to both the Company and the customer. In the three months ended March 31, 2016, the Company estimates a negative impact to revenue of approximately $0.4 million as a result of currency clauses reducing billing rates. The negative impact of $0.4 million due to currency clauses negatively impacted gross margin and income from operations by the same amount. Approximately 60% and 58% of the Company's costs and expenses for the three months ended March 31, 2016 and 2015, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 7% and 8% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of March 31, 2016 and December 31, 2015, respectively, while 9% and 10% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of March 31, 2016 and December 31, 2015, respectively. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $85.1 million and $69.2 million as of March 31, 2016 and December 31, 2015, respectively. The principal foreign currency applicable to the Company’s business is the Euro. The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable, debt and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at March 31, 2016.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in internal control over financial reporting. On January 7, 2015, the Company completed the acquisition of CLS Communication Language Services Holding AG ("CLS"). Except for any changes in internal controls related to the integration of CLS, there were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIONBRIDGE TECHNOLOGIES, INC.
PART II—OTHER INFORMATION

Item 1A. Risk Factors
The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 4, 2016 (SEC File No. 000-26933) (the “2015 Annual Report”) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. There have been no material changes in Lionbridge’s risk factors from those disclosed in Lionbridge’s 2015 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in thousands) That May Yet Be Purchased Under the Plan (2)
January 1, 2016—January 31, 2016	392,308	$4.50	269,898	$43,248
February 1, 2016—February 29, 2016	409,703	4.42	204,875	42,332
March 1, 2016—March 31, 2016	1,416,089	4.56	1,383,790	36,044
Total	2,218,100	$4.52	1,858,563

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the first quarter of 2016 includes the surrender by employees of 359,537 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)
On October 29, 2015, Lionbridge’s Board of Directors authorized a new share repurchasing program for up to $50 million during the period commencing in the fourth quarter of 2015 through December 31, 2018.

In addition, upon the termination of employees during the three months ended March 31, 2016, 250,650 unvested restricted shares were forfeited. The following table provides information about Lionbridge’s forfeited restricted shares for the three months ended March 31, 2016:

Period	Total Number of Shares Forfeited
January 1, 2016—January 31, 2016	223,500
February 1, 2016—February 29, 2016	8,400
March 1, 2016—March 31, 2016	18,750
Total	250,650

Item 6. Exhibits
(a) Exhibits.

Exhibit Number	Description

10.1	Form of Management Incentive Plan Agreement for 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-26933) on February 3, 2016, and incorporated herein by reference).

10.2	Form of 2016 Performance-Based Restricted Stock Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-26933) on February 3, 2016, and incorporated herein by reference).

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

101
The following financial information from Lionbridge Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as filed with the SEC on May 10, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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
Dated: May 10, 2016