Form 10-Q
period 2016-06-30
LIONBRIDGE TECHNOLOGIES INC /DE/
filed 2016-08-08
CIK 1058299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 1, 2016 was 61,996,882.

LIONBRIDGE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$25,510	$27,831
Accounts receivable, net of allowance of $250 at June 30, 2016 and December 31, 2015	86,575	86,645
Unbilled receivables	25,336	23,250
Other current assets	15,282	13,306
Total current assets	152,703	151,032
Property and equipment, net	25,538	25,259
Goodwill	68,622	67,694
Acquisition-related intangible assets, net	46,770	48,991
Other assets	5,474	5,292
Total assets	$299,107	$298,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt, current portion	$4,594	$4,375
Accounts payable	26,674	27,726
Accrued compensation and benefits	20,463	21,242
Accrued outsourcing	12,846	9,874
Accrued restructuring	1,995	4,612
Income taxes payable	1,456	2,436
Accrued expenses and other current liabilities	7,962	9,877
Deferred revenue	8,633	9,398
Total current liabilities	84,623	89,540
Long-term debt, net of current portion	98,618	87,093
Deferred income taxes, net of current portion	6,897	6,833
Other long-term liabilities	20,851	21,665
Total liabilities	210,989	205,131
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 62,421,383 and 63,654,103 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	624	637
Additional paid-in capital	260,897	270,225
Accumulated deficit	(185,372)	(189,660)
Accumulated other comprehensive income	11,969	11,935
Total stockholders’ equity	88,118	93,137
Total liabilities and stockholders’ equity	$299,107	$298,268
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Revenue	$144,189	$143,761	$280,655	$280,568
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization included below)	95,042	94,298	186,831	184,848
Sales and marketing	12,323	12,105	23,723	24,080
General and administrative	23,017	23,268	45,266	47,136
Research and development	2,180	2,142	4,296	4,157
Depreciation and amortization	2,353	2,331	4,508	4,582
Amortization of acquisition-related intangible assets	1,313	988	2,650	1,986
Restructuring and other charges	994	3,464	3,414	6,402
Total operating expenses	137,222	138,596	270,688	273,191
Income from operations	6,967	5,165	9,967	7,377
Non-operating expense (income), net
Interest expense:
Interest on outstanding debt	523	473	1,039	957
Amortization of deferred financing charges	94	95	188	185
Interest income	(10)	(21)	(22)	(37)
Interest expense, net	607	547	1,205	1,105
Other expense (income), net	1,060	(239)	2,090	(2,752)
Total non-operating expense (income), net	1,667	308	3,295	(1,647)
Income before income taxes	5,300	4,857	6,672	9,024
Provision for (benefit from) income taxes	1,369	(646)	2,384	426
Net income	$3,931	$5,503	$4,288	$8,598

Net income per share of common stock:
Basic	$0.07	$0.09	$0.07	$0.14
Diluted	$0.07	$0.09	$0.07	$0.14
Weighted average number of common shares outstanding:
Basic	58,517	60,584	59,033	60,447
Diluted	59,347	62,407	59,938	62,241
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net income	$3,931	$5,503	$4,288	$8,598
Other comprehensive income (loss):
Impact to revalue unfunded projected benefit obligation, net of tax	—	—	—	2
Foreign currency translation adjustment, net of tax	(186)	(85)	34	(3,901)
Comprehensive income	$3,745	$5,418	$4,322	$4,699
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIONBRIDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$4,288	$8,598
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,483	3,656
Amortization of deferred financing charges	188	185
Depreciation and amortization	4,508	4,582
Amortization of acquisition-related intangible assets	2,650	1,986
Non-cash restructuring and other charges	550	—
Other	145	52
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(473)	(11,683)
Unbilled receivables	(2,073)	(973)
Other current assets	(1,941)	(1,424)
Other assets	54	215
Accounts payable	(1,073)	4,474
Accrued compensation and benefits	(2,783)	(3,300)
Accrued outsourcing	2,962	700
Accrued restructuring	(2,285)	229
Income tax payable	(968)	(2,081)
Accrued expenses, other current liabilities and other long-term liabilities	(3,178)	(3,851)
Deferred revenue	(962)	(1,816)
Net cash provided by (used in) operating activities	3,092	(451)
Cash flows from investing activities:
Purchases of property and equipment	(4,930)	(5,287)
Cash paid for acquisitions, net of cash acquired	(398)	(64,301)
Net cash used in investing activities	(5,328)	(69,588)
Cash flows from financing activities:
Proceeds from borrowings on credit facility	41,214	127,467
Payments of borrowings on revolving line of credit	(28,214)	(53,149)
Payments of borrowings on term loan facility	(2,188)	(875)
Payments of acquired debt	—	(6,454)
Payments of debt issuance costs	—	(1,414)
Payments for share repurchases	(11,750)	(1,459)
Proceeds from issuance of common stock under stock option plans	195	561
Payments of deferred acquisition obligations	(270)	(2,778)
Payments of capital lease obligations	—	(5)
Net cash (used in) provided by financing activities	(1,013)	61,894
Net decrease in cash and cash equivalents	(3,249)	(8,145)
Effects of exchange rate changes on cash and cash equivalents	928	(2,648)
Cash and cash equivalents at beginning of period	27,831	36,893
Cash and cash equivalents at end of period	$25,510	$26,100
Non-cash activities:
Property and equipment included in accounts payable	$290	$—
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

2.	Stockholders’ Equity and Stock-Based Compensation
Restricted Stock Awards
Lionbridge issued 1,876,500 and 187,693 shares of restricted common stock and restricted stock units, respectively, under the Company’s 2011 Stock Incentive Plan, during the six months ended June 30, 2016 representing an aggregate fair market value of $8.7 million. Of the total 2,064,193 shares of restricted common stock and restricted stock units issued in the six months ended June 30, 2016, 1,478,693 have restrictions on disposition which lapse over four years from the date of grant and 585,500 shares of restricted common stock were granted to certain employees through the long-term incentive plan (the “LTIP”) as long-term performance-based stock incentive awards under the Corporation’s 2011 Stock Incentive Plan. Pursuant to the terms of the LTIP, restrictions with respect to the stock will generally lapse upon the achievement of revenue and profitability targets within the two calendar years from and including the year of grant. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. On a quarterly basis, the Company estimates the likelihood of achieving performance goals and records expense accordingly. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee in accordance with the forfeiture table per the grant agreements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Cost of revenue	$8	$16	$37	$36
Sales and marketing	479	458	906	889
General and administrative	1,538	1,373	2,502	2,695
Research and development	21	19	38	36
Total stock-based compensation expense	$2,046	$1,866	$3,483	$3,656

As of June 30, 2016, future compensation cost related to unvested stock options, less estimated forfeitures, is approximately $0.6 million and will be recognized over an estimated weighted-average period of approximately 1.7 years. Lionbridge currently expects to amortize $13.8 million of unamortized compensation in connection with restricted stock awards outstanding as of June 30, 2016 over an estimated weighted-average period of approximately 2.5 years.
Share Repurchasing Program
On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years, which expired on October 30, 2015. On October 29, 2015, Lionbridge’s Board of Directors authorized a new share repurchasing program for up to $50 million during the period commencing in the fourth quarter of 2015 through December 31, 2018. Under the 2015 program, the Company is authorized to repurchase Lionbridge common shares subject to certain market rate conditions. At June 30, 2016, the Company had approximately $32.7 million remaining under this repurchase program. The Company made the following share repurchases during the six months ended June 30:

	2016		2015
(In thousands)	$	Shares	$	Shares
Shares repurchased under our 2012 share repurchase program	$—	—	$1,459	265
Shares repurchased under our 2015 share repurchase program	11,750	2,595	—	—
Shares repurchased under our share repurchase programs	$11,750	2,595	$1,459	265

3.	Debt
On January 2, 2015, the Company amended and restated the Company's Credit Agreement with HSBC Bank, as Administrative Agent and a lender, and a syndicate of other lenders (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes a $100 million senior secured revolving credit facility, which includes (a) a $10 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing-line loans and (b) a senior secured term loan facility in an aggregate amount of $35 million. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $65 million, dependent upon certain conditions. The interest rates are in the range of Prime Rate plus 0.25%—1.00% or LIBOR plus 1.25%—2.00% (at the Company’s discretion), depending on certain conditions. Both facilities expire after five years from the date of entering into the Amended and Restated Credit Agreement, after which time the Company may need to secure new financing. The Company cannot assure that it will be able to secure new financing, or financing on terms that are acceptable. At June 30, 2016, $73.0 million was outstanding on the senior secured revolving credit facility, which is primarily denominated in the Euro, with an interest rate of 1.89%. At June 30, 2016, $30.2 million was outstanding on the senior secured term loan facility, of which $7.5 million is denominated in the Euro, with an interest rate of 2.12%. The debt is being serviced primarily in Ireland as the Company believes the Company's Irish operations will continue to generate sufficient earnings in future periods allowing the Company to pay down the debt. The fair value of total debt approximates its current value of $103.2 million at June 30, 2016 and would be classified as a Level 2 fair value measurement due to the use of inputs based on similar liabilities in the market.
The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other non-financial covenants in the Amended and Restated Credit Agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and amortization, amortization of acquisition-related intangible assets, stock-based compensation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and amortization, amortization of acquisition-related intangible assets, stock-based compensation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other non-financial covenants as of June 30, 2016.

4.	Basic and Diluted Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and unvested restricted stock, as determined using the treasury stock method. Shares used in calculating basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Weighted-average number of shares of common stock outstanding-basic	58,517	60,584	59,033	60,447
Dilutive common stock equivalents relating to options and restricted stock	830	1,823	905	1,794
Weighted-average number of shares of common stock outstanding-diluted	59,347	62,407	59,938	62,241

5.	Restructuring Charges
The following table summarizes the restructuring charges for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30,
(In thousands)	2016	2015
Restructuring charges recorded for reduction in workforce and other	$1,984	$4,602
Changes in estimated liabilities and restructuring charges recorded for vacated facility/lease termination	464	148
Total restructuring charges recorded	$2,448	$4,750
Cash payments related to liabilities recorded on exit or disposal activities	$6,126	$4,964
For the six months ended June 30, 2016 and 2015, the Company recorded primarily within the GLC segment restructuring charges for workforce reductions, vacated facilities and changes in estimated liabilities for a previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions are recorded pursuant to the guidance of ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”) and ASC 712, “Compensation—Nonretirement Postemployment Benefits” (“ASC 712”), and related literature. The cash payments are primarily related to the Company's GLC segment.
The following table summarizes the restructuring accrual activity for the six months ended June 30, 2016 and 2015, respectively, by category:

(In thousands)	2016	2015
Beginning balance, January 1	$6,311	$4,821
Employee related matters:
Restructuring charges recorded	1,984	4,602
Cash payments	(4,597)	(4,727)
Net employee severance activity	(2,613)	(125)
Vacated facility/Lease termination:
Restructuring charges recorded	138	153
Changes in estimated liabilities	326	(5)
Cash payments	(1,529)	(237)
Net vacated facility/lease termination activity	(1,065)	(89)
Ending balance, June 30	$2,633	$4,607
At June 30, 2016, the Company’s consolidated balance sheet includes accruals totaling $2.6 million related to employee termination costs and vacated facilities. Lionbridge currently anticipates that approximately $2.0 million of these will be fully paid within twelve months. The remaining $0.6 million relates to lease obligations on unused facilities expiring through 2024 and employee related matters that extend out longer than twelve months and is included in other long-term liabilities on the Company’s consolidated balance sheet.

6.	Income Taxes
The provision for income taxes for the three months ended June 30, 2016 and 2015 was $1.4 million and a benefit of $0.6 million, respectively. The provision for income taxes for the six months ended June 30, 2016 and 2015 was $2.4 million and $0.4 million, respectively. The tax provision for the three and six months ended June 30, 2016 consisted primarily of taxes on income in foreign jurisdictions, and interest and penalties recorded in relation to the Company’s uncertain tax positions. The tax provision for the three and six months ended June 30, 2015 consisted primarily of taxes on income in foreign jurisdictions, interest and penalties recorded in relation to the Company’s uncertain tax positions and recorded a discrete benefit recognized in the second quarter of 2015 of approximately $1.4 million related to the release of certain existing reserves for uncertain tax positions, primarily due to a favorable tax ruling in India.
The balance of unrecognized tax benefits at June 30, 2016, not including interest and penalties, was $2.8 million, which, if recognized, would affect the effective income tax rate in future periods. Lionbridge also recognizes interest and penalties related to unrecognized tax benefits in tax expense. At June 30, 2016, Lionbridge had approximately $0.7 million of interest and penalties accrued related to unrecognized tax benefits.
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
At June 30, 2016, no provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely.
Lionbridge’s management has evaluated the positive and negative evidence as it relates to the realizability of its deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax-planning strategies. Under the applicable accounting standards, management has determined that with the exception of certain foreign tax jurisdictions it is more-likely-than not that Lionbridge will not generate sufficient future taxable income to benefit from the tax assets prior to their expiration. Accordingly, full valuation allowances have been maintained against those tax assets. As a result, no federal income tax benefit has been recorded for the losses incurred for purposes only in the U.S. and certain foreign jurisdictions during the six months ended June 30, 2016.

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
The table below presents information about the Company’s segment data for the three months ended June 30, 2016 and 2015. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

(In thousands)	GLC	GES	Interpretation	Corporate and Other	Total
Three Months Ended June 30, 2016
External revenue	$105,936	$34,956	$3,297	$—	$144,189
Cost of revenue (exclusive of depreciation and amortization)	67,681	25,164	2,197	—	95,042
Depreciation and amortization including amortization of acquisition-related intangible assets	2,077	486	7	1,096	3,666
Other operating expenses	24,589	3,962	352	—	28,903
Segment contribution	11,589	5,344	741	(1,096)	16,578
Interest expense and other unallocated items	—	—	—	(11,278)	(11,278)
Income (loss) before income taxes	11,589	5,344	741	(12,374)	5,300
Provision for income taxes	—	—	—	1,369	1,369
Net income (loss)	$11,589	$5,344	$741	$(13,743)	$3,931
Three Months Ended June 30, 2015
External revenue	$103,079	$34,889	$5,793	$—	$143,761
Cost of revenue (exclusive of depreciation and amortization)	64,806	24,190	5,302	—	94,298
Depreciation and amortization including amortization of acquisition-related intangible assets	1,826	689	9	795	3,319
Other operating expenses	24,474	4,136	474	—	29,084
Segment contribution	11,973	5,874	8	(795)	17,060
Interest expense and other unallocated items	—	—	—	(12,203)	(12,203)
Income (loss) before income taxes	11,973	5,874	8	(12,998)	4,857
Benefit from income taxes	—	—	—	(646)	(646)
Net income (loss)	$11,973	$5,874	$8	$(12,352)	$5,503
Six Months Ended June 30, 2016
External revenue	$206,634	$68,014	$6,007	$—	$280,655
Cost of revenue (exclusive of depreciation and amortization)	134,008	48,779	4,044	—	186,831
Depreciation and amortization including amortization of acquisition-related intangible assets	4,049	972	16	2,121	7,158
Other operating expenses	48,587	7,632	672	—	56,891
Segment contribution	19,990	10,631	1,275	(2,121)	29,775
Interest expense and other unallocated items	—	—	—	(23,103)	(23,103)
Income (loss) before income taxes	19,990	10,631	1,275	(25,224)	6,672
Provision for income taxes	—	—	—	2,384	2,384
Net income (loss)	$19,990	$10,631	$1,275	$(27,608)	$4,288
Six Months Ended June 30, 2015
External revenue	$200,881	$68,361	$11,326	$—	$280,568
Cost of revenue (exclusive of depreciation and amortization)	127,292	47,441	10,115	—	184,848
Depreciation and amortization including amortization of acquisition-related intangible assets	3,575	1,390	18	1,585	6,568
Other operating expenses	48,298	8,903	1,095	—	58,296
Segment contribution	21,716	10,627	98	(1,585)	30,856
Interest expense and other unallocated items	—	—	—	(21,832)	(21,832)
Income (loss) before income taxes	21,716	10,627	98	(23,417)	9,024
Provision for income taxes	—	—	—	426	426
Net income (loss)	$21,716	$10,627	$98	$(23,843)	$8,598

8.	Goodwill and Acquisition-Related Intangible Assets
Lionbridge assesses the impairment of goodwill and acquisition-related intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include an economic downturn in the industries to which Lionbridge provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; the pace of technological improvements; or other information regarding Lionbridge’s market value, such as a reduction in stock price to a price near or below the book value of the Company for an extended period of time. When Lionbridge determines that the carrying value of goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models and the market approach. In addition, goodwill is reviewed for impairment on an annual basis. At December 31, 2015, the Company performed its annual test of goodwill to determine if an impairment existed. This test determined that each reporting unit’s fair value substantially exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling and the market approach. As a result, no impairment was recorded for the year ended December 31, 2015. There were no events or changes in circumstances during the six months ended June 30, 2016 which indicated that an assessment of the impairment of goodwill and acquisition-related intangible assets was required.
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

	Method	Estimated Useful Life
Acquisitions prior to 2012:
Customer relationships	Economic consumption	3 to 12 years
Customer contracts	Straight-line	3 to 5 years
Technology	Straight-line	1 to 4 years
PRI, VSI, E5, Darwin, Clay Tablet and Geotext:
Technology	Straight-line	5 to 10 years
Customer relationships	Straight-line	2 to 12 years
Non-compete agreements	Straight-line	1 to 5 years
Trademark	Straight-line	1 to 5 years
CLS and Geotext:
Technology	Economic consumption	1 year
Customer relationships	Economic consumption	15 years
Trademark	Economic consumption	3 to 5 years

The following table summarizes acquisition-related intangible assets at June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016
(In thousands)	Gross Carrying Value	Accumulated Amortization	Effect of foreign exchange rates	Balance
Acquired customer relationships	$80,360	$(36,143)	$(2,563)	$41,654
Acquired customer contracts	14,000	(14,000)	—	—
Acquired technology	5,447	(4,172)	(9)	1,266
Non-compete agreements	2,335	(1,406)	—	929
Acquired trademarks	4,398	(1,241)	(236)	2,921
	$106,540	$(56,962)	$(2,808)	$46,770
	December 31, 2015
(In thousands)	Gross Carrying Value	Accumulated Amortization	Effect of foreign exchange rates	Balance
Acquired customer relationships	$80,360	$(34,466)	$(2,955)	$42,939
Acquired customer contracts	14,000	(14,000)	—	—
Acquired technology	5,447	(3,912)	(10)	1,525
Non-compete agreements	2,335	(1,174)	—	1,161
Acquired trademarks	4,398	(760)	(272)	3,366
	$106,540	$(54,312)	$(3,237)	$48,991
Lionbridge currently expects to amortize the following remaining amounts of acquisition-related intangible assets held at June 30, 2016 in the fiscal periods as follows:

Year ending December 31, (in thousands)
2016	$5,268
2017	5,816
2018	4,983
2019	4,506
2020	3,609
2021 and thereafter	22,588
$46,770

A rollforward of goodwill is as follows:

(In thousands)	GLC	GES	Interpretation	Total
Balance at December 31, 2015	$53,363	$14,331	$—	$67,694
Effect of foreign exchange rates and other	928	—	—	928
Balance at June 30, 2016	$54,291	$14,331	$—	$68,622

9.	Acquisitions
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
Since the preliminary valuation performed in the fourth quarter of 2015, the Company recorded $6.2 million to goodwill related to the acquisition of Geotext on November 4, 2015, and recorded adjustments to the preliminary valuation of assets and liabilities, resulting in a net increase to goodwill of approximately $0.4 million in March 2016, resulting in an increase to goodwill during the first quarter of 2016.
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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Lionbridge did not have any financial assets and liabilities as of June 30, 2016 designated as Level 1.

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

Contingent Considerations
Lionbridge has contingent consideration assumed as a result of the Geotext acquisition of $4.2 million at June 30, 2016. The Geotext contingent consideration represents the estimated fair value of future payments owed to the former owners based on Geotext achieving annual revenue targets in certain years as specified in the sale and purchase agreement. The Company determined the initial value of the contingent consideration by using the Monte Carlo simulation model. Inputs into the valuation model include a discount rate specific to the acquired entity, a measure of the estimated volatility and the risk free rate of return. As part of Lionbridge's quarterly assessment on the fair value of the Geotext contingent consideration, the Company recognized a $0.6 million increase to the contingent consideration during the six months ended June 30, 2016 driven by Geotext exceeding expectations inherent in the initial valuation. Lionbridge had contingent consideration assumed as a result of the Geotext and VSI acquisitions of $3.9 million at December 31, 2015. The Company classified the Geotext considerations as Level 3, due to the lack of relevant observable inputs and market activity. The Company believes that any probable changes during future periods to these assumptions will not have a material effect on the contingent considerations.
Liabilities measured at fair value on a recurring basis consisted of the following:

June 30, 2016 (in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Accrued acquisition payments	$—	$—	$1,450	$1,450
Accrued acquisition payments, long-term portion	—	—	2,750	2,750
Total liabilities carried at fair value	$—	$—	$4,200	$4,200

December 31, 2015 (in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Accrued acquisition payments	$—	$—	$1,720	$1,720
Accrued acquisition payments, long-term portion	—	—	2,200	2,200
Total liabilities carried at fair value	$—	$—	$3,920	$3,920
Changes in the fair value of the Company’s Level 3 acquisition related liabilities during the six months ended June 30, 2016 were as follows:

(In thousands)	June 30, 2016
Fair value at the beginning of the period	$3,920
Changes in the fair value of acquisition consideration obligations	550
Payments of contingent consideration obligations	(270)
Fair value at the end of the period	$4,200

11.	Employee Benefit Plans
With the acquisition of CLS in 2015, the Company has continued the pension plan ("Pension Benefits") for Swiss employees, which is administered by an independent pension fund, similar to a defined contribution plan under Swiss law. Since participants of the plan are entitled to a defined rate of interest on contributions made, the plan meets the criteria for a defined benefit plan under U.S. GAAP. The independent pension fund is a multi-employer plan with unrestricted joint liability for all participating companies, the economic interest in the Swiss pension plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the plan. U.S. GAAP requires an employer to recognize the funded status of the defined benefit plan on the balance sheet, which the Company has presented in other long-term liabilities on the Company's consolidated balance sheet at June 30, 2016. The funded status may vary from year to year due to changes in the fair value of plan assets and variations on the underlying assumptions in the plan. At June 30, 2016, the Company believes that it will not be required to pay future obligations based on the overall plan’s current funded status under Swiss law.
The components of net period pension expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Service cost	$507	$514	$1,009	$1,028
Interest cost	135	154	268	308
Expected return on assets	(307)	(317)	(612)	(634)
Net periodic benefit cost	$335	$351	$665	$702
Long-term pension liabilities were as follows:

(In thousands)	June 30, 2016	December 31, 2015
Other assets	$—	$—
Current liabilities	—	29
Other long-term liabilities	7,732	7,688
Net amount recognized on the balance sheet	$7,732	$7,717
Lionbridge made the following contributions to the CLS pension plan:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Employer contributions	$311	$359	$620	$718
In addition, the Company maintained defined benefit pension plans for employees in The Netherlands, Poland, France and Norway, a defined contribution plan for employees in Ireland, the United Kingdom, Canada, Slovakia, Denmark, Finland, Sweden, Germany and India, and defined contribution postretirement plans in Italy, Belgium, China, Korea, Japan, Singapore, Thailand and Taiwan. The Company has not provided the disclosures required under ASC 715, “Compensation—Retirement Benefits” (“ASC 715”), for these defined benefit pension plans as the amounts involved are not material to the years presented.

12.	Recent Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are evaluating the impact the adoption will have on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which relates to the accounting of leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact the adoption will have on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this accounting guidance retrospectively in the first quarter of 2016, which resulted in a $0.4 million reclassification in other assets and long-term debt, net of current portion in the Company's consolidated balance sheet at December 31, 2015.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition”. In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Early application of the guidance is permitted for annual reporting periods beginning after December 31, 2016. Additional ASUs have been issued to amend or clarify this ASU as follows:

•
ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients was issued in May 2016. ASU No. 2016-12 amends the new revenue recognition standard to clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters.

•
ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing was issued in April 2016. ASU No. 2016-10 addresses implementation issues identified by the FASB-International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition (TRG).

•
ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) was issued in March 2016. ASU No. 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation.

This guidance in these ASUs for revenue recognition is applicable to the Company's fiscal year beginning January 1, 2018. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures.
Other new pronouncements issued but not effective until after June 30, 2016 are not expected to have a material impact on our financial position, results of operations or liquidity.

13.	Other Current Assets, Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
The following table presents the components of selected balance sheet items as of June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Other current assets:
Deferred project costs	$2,843	$2,807
Prepaid income tax	4,656	4,765
Other prepaid expenses	6,940	4,454
Other current assets	843	1,280
Total other current assets	$15,282	$13,306
Accrued expenses and other current liabilities:
Accrued acquisition payments, current portion	$1,450	$1,720
Accrued professional fees	317	472
Accrued customer volume discounts	532	786
Accrued rent	862	930
Other accrued expenses	3,242	4,186
Other current liabilities	1,559	1,783
Total accrued expenses and other current liabilities	$7,962	$9,877
Other long-term liabilities:
Pension and post retirement obligations, net of current portion	$10,201	$10,435
Accrued acquisition payments, net of current portion	2,750	2,200
Accrued income tax uncertainties	2,920	2,913
Accrued restructuring, net of current portion	638	1,699
Deferred rent	2,773	2,680
Other	1,569	1,738
Total other long-term liabilities	$20,851	$21,665

14.	Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following at June 30, 2016 and December 31, 2015, respectively:

(In thousands)	June 30, 2016	December 31, 2015
Cumulative foreign currency translation adjustments	$10,896	$10,862
Unfunded projected benefit obligation	1,073	1,073
Accumulative other comprehensive income	$11,969	$11,935

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Founded in 1996, Lionbridge is a leading provider of globalization solutions. Lionbridge provides translation, online marketing, global content management and application testing solutions that ensure global brand consistency, local relevancy and technical usability across all touch points of the customer lifecycle. Using the Company's innovative cloud technology platforms and the Company's global crowd of more than 100,000 professionals, Lionbridge enables hundreds of world-leading brands to increase international market share, speed adoption of products and effectively engage their customers in local markets worldwide. We have not sold in the past, and have no future plans to sell our products or services either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.
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
Foreign Currency Impact
A significant portion of Lionbridge’s cost of revenue and operating expenses are recorded in entities which utilize the Euro or other currencies as their functional currency, while the majority of its revenues are recorded in U.S. Dollars. Certain segments of Lionbridge’s business, the GLC segment in particular, are sensitive to fluctuations in the value of the U.S. Dollar relative to other currencies, particularly the Euro and, to a lesser extent, the British Pound Sterling, the Swiss Franc and the Canadian Dollar. The Company quantifies foreign currency translation impact on the Company's results by translating the current period's non-U.S. Dollar denominated activity using the currency exchange rates of the prior period of comparison. Foreign currency translation impact on the Company's results, if material, is described in further detail under the “Consolidated Results of Operations” and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" sections below.

Critical Accounting Policies and Estimates
Lionbridge has identified the policies which are critical to understanding its business and results of operations. There have been no significant changes during the six months ended June 30, 2016 to the items disclosed as the critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Consolidated Results of Operations
Revenue.    Total revenue for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total revenue	$144,189	$143,761	$280,655	$280,568
Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015
Revenue for the three months ended June 30, 2016 was relatively consistent with the three months ended June 30, 2015. Included in total revenue is $5.9 million of incremental revenue from the Company's acquisition of Geotext. This was offset by a decrease in revenue from a U.S. Government customer of $3.5 million due to an expiring contract, a $1.3 million decrease in translation and testing project volumes from certain clients in the technology sector and an unfavorable currency translation impact of $0.7 million, principally driven by the strengthening of the U.S. Dollar against foreign currencies, primarily the British Pound Sterling.
Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
Revenue for the six months ended June 30, 2016 was relatively consistent with the six months ended June 30, 2015. Included in total revenue is $11.6 million of incremental revenue from the Company's acquisition of Geotext. This was offset by a decrease in revenue from a U.S. Government customer of $6.9 million due to an expired contract, an unfavorable currency translation impact of $3.3 million principally driven by the strengthening of the U.S. Dollar against foreign currencies, primarily the British Pound Sterling, the Swiss Franc and the Canadian Dollar and a $1.3 million decrease in volume attributable to various customers.
In 2014 and the first half of 2015, Lionbridge experienced a decline in year-over-year revenue from its largest client, Microsoft. This decline was attributable to lower revenue volumes associated with the maintenance of an existing program for Microsoft as well as reduced demand for Lionbridge’s services while Microsoft implemented a reorganization and cost containment plan.  Since the second half of 2015, revenue from this client has remained relatively stable at approximately $18-22 million per quarter. In 2016 the Company expects quarterly revenue from this client to remain in the range of $18-22 million. Microsoft revenue and Microsoft revenue as a percentage of total revenue in the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue attributable to Microsoft	$22,594	$23,336	$41,587	$43,066
Revenue attributable to Microsoft as a percentage of total revenue	15.7%	16.2%	14.8%	15.3%

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
Cost of revenue, cost of revenue as a percentage of revenue, gross margin and gross margin as a percentage of revenue for three months ended June 30, 2016 and 2015 were, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Cost of revenue (exclusive of depreciation and amortization)	$95,042	$94,298	65.9%	65.6%
Gross margin (exclusive of depreciation and amortization)	$49,147	$49,463	34.1%	34.4%
Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015
Total gross margin and total gross margin percentage for the three months ended June 30, 2016 was relatively consistent with the three months ended June 30, 2015. The Company's gross margin and gross margin percentage by segment is described in further detail below in Segment Results.
Cost of revenue, cost of revenue as a percentage of revenue, gross margin and gross margin as a percentage of revenue for six months ended June 30, 2016 and 2015 were, respectively:

	Six Months Ended		% of Total Revenue
(In thousands, except percentages)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Cost of revenue (exclusive of depreciation and amortization)	$186,831	$184,848	66.6%	65.9%
Gross margin (exclusive of depreciation and amortization)	$93,824	$95,720	33.4%	34.1%
Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
For the six months ended June 30, 2016, total gross margin decreased $1.9 million, or 2.0%, to $93.8 million as compared to $95.7 million for the six months ended June 30, 2015. Total gross margin decreased to 33.4% for the six months ended June 30, 2016 from 34.1% for the six months ended June 30, 2015. The decreases in total gross margin and total gross margin percentage were primarily driven by the Company's GLC and GES segments as described below in Segment Results, partially offset by an increase by the Company's Interpretation segment as described below in Segment Results.
Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and associated employer taxes and employee benefits, travel expenses of sales and marketing personnel, promotional expenses, sales force automation expense, training, and the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table shows sales and marketing expenses in dollars and as a percentage of revenue for the three months ended June 30, 2016 and 2015, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total sales and marketing expenses	$12,323	$12,105	8.5%	8.4%
Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015
Sales and marketing expenses were relatively consistent for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. As a percentage of revenue, sales and marketing expenses increased slightly to 8.5% for the three months ended June 30, 2016 as compared to 8.4% for the three months ended June 30, 2015.

The following table shows sales and marketing expenses in dollars and as a percentage of revenue for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended		% of Total Revenue
(In thousands, except percentages)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total sales and marketing expenses	$23,723	$24,080	8.5%	8.6%
Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
Sales and marketing expenses decreased $0.4 million, or 1.5%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to a $1.4 million decrease in employee-related compensation costs, partially offset by incremental employee-related compensation costs of $0.6 million from Geotext. The decrease in employee-related compensation costs in sales and marketing is principally driven by a reduction in sales and marketing expense as the Company aligned its sales force with the Company's targeted vertical markets and geographies. This reduction in sales and marketing employee-related compensation costs was partially offset by an increase in $0.2 million in other marketing expenses. As a percentage of revenue, sales and marketing expenses the six months ended June 30, 2016 were relatively consistent with the six months ended June 30, 2015.
General and Administrative.    General and administrative expenses consist of salaries of the management, purchasing, process and technology, finance and administrative groups, and associated employer taxes and employee benefits and travel; facilities costs; information systems costs; professional fees; business reconfiguration costs and all other site and corporate costs. The following table shows general and administrative expenses in dollars and as a percentage of revenue for the three months ended June 30, 2016 and 2015, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total general and administrative expenses	$23,017	$23,268	16.0%	16.2%
Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015
General and administrative expenses decreased $0.3 million, or 1.1%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to a $0.8 million decrease in employee-related compensation costs, excluding the impact of incremental employee-related compensation costs of $0.4 million from Geotext. As a percentage of revenue, general and administrative expenses decreased to 16.0% for the three months ended June 30, 2016 as compared to 16.2% for the three months ended June 30, 2015.
The following table shows general and administrative expenses in dollars and as a percentage of revenue for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended		% of Total Revenue
(In thousands, except percentages)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total general and administrative expenses	$45,266	$47,136	16.1%	16.8%
Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
General and administrative expenses decreased $1.9 million, or 4%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to a $2.8 million decrease in employee-related compensation costs, partially offset by of incremental employee-related compensation costs of $0.8 million from Geotext. The decrease in employee-related compensation costs in general and administrative expenses reflect the benefit of cost reduction initiatives which were implemented over the past several quarters. In addition the decrease in general and administrative expenses was due to a $1.0 million favorable currency translation impact driven by lower exchange rates on foreign currencies, primarily the Euro and British Pound Sterling, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. As a percentage of revenue, general and administrative expenses decreased to 16.1% for the six months ended June 30, 2016 as compared to 16.8% for the six months ended June 30, 2015.

Research and Development.    Research and development expenses relate primarily to the Company’s web-based hosted language management technology platform, its Translation Workspace® cloud-based offering and its customizable real-time automated machine translation technology known as GeoFluent®. The cost consists primarily of salaries and associated employer taxes and employee benefits and third-party contractor expenses. The following table shows research and development expense in dollars and as a percentage of revenue for the three months ended June 30, 2016 and 2015, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total research and development expense	$2,180	$2,142	1.5%	1.5%
Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015
Research and development expenses in amount and as a percentage of revenue for the three months ended June 30, 2016 were relatively consistent compared to the three months ended June 30, 2015.
The following table shows research and development expenses in dollars and as a percentage of revenue for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended		% of Total Revenue
(In thousands, except percentages)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total research and development expense	$4,296	$4,157	1.5%	1.5%
Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
Research and development expenses in amount and as a percentage of revenue for the six months ended June 30, 2016 were relatively consistent compared to the six months ended June 30, 2015.
Depreciation and Amortization.    Depreciation and amortization consist of the expense related to property and equipment that is being depreciated over the estimated useful lives of the assets using the straight-line method. The following table shows depreciation and amortization expense in dollars and as a percentage of revenue for the three months of the prior year and as a percentage of revenue for the three months ended June 30, 2016 and 2015, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total depreciation and amortization expense	$2,353	$2,331	1.6%	1.6%
Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015
Depreciation and amortization expense as an amount and as a percentage of revenue was relatively consistent for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
The following table shows depreciation and amortization expenses in dollars and as a percentage of revenue for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended		% of Total Revenue
(In thousands, except percentages)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total depreciation and amortization expense	$4,508	$4,582	1.6%	1.6%
Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
Depreciation and amortization expense as an amount and as a percentage of revenue was relatively consistent for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Amortization of Acquisition-related Intangible Assets.    Amortization of acquisition-related intangible assets consists of the amortization of identifiable intangible assets from acquired businesses. The following table shows amortization of acquisition-related intangible assets in dollars and as a percentage of revenue for the three months ended June 30, 2016 and 2015, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Amortization of acquisition-related intangible assets	$1,313	$988	0.9%	0.7%
Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015
Amortization of acquisition-related intangible assets increased $0.3 million to $1.3 million for the three months ended June 30, 2016 compared to $1.0 million for three months ended June 30, 2015. The increase in amortization of acquisition-related intangible assets is primarily due to the amortization of intangibles assets from the acquisition of Geotext in the fourth quarter of 2015.
The following table shows amortization of acquisition-related intangible assets in dollars and as a percentage of revenue for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended		% of Total Revenue
(In thousands, except percentages)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Amortization of acquisition-related intangible assets	$2,650	$1,986	0.9%	0.7%
Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
Amortization of acquisition-related intangible assets increased $0.7 million to $2.7 million for the six months ended June 30, 2016 compared to $2.0 million for six months ended June 30, 2015. The increase in amortization of acquisition-related intangible assets is primarily due to the amortization of intangibles assets from the acquisition of Geotext in the fourth quarter of 2015.
Restructuring and Other Charges.    The following table shows restructuring and other charges in dollars and as a percentage of revenue for the three months ended June 30, 2016 and 2015, respectively:

	Three Months Ended		% of Total Revenue
(In thousands, except percentages)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Restructuring and other charges	$994	$3,464	0.7%	2.4%
The following table shows restructuring charges primarily for workforce reductions and incurred additional costs for previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions and acquisition-related costs for the three months ended June 30, 2016 and 2015, respectively:

	Three Months Ended
(In thousands)	June 30, 2016	June 30, 2015
Restructuring charges recorded for reduction in workforce and other	$286	$2,867
Changes in estimated liabilities and restructuring charges recorded for vacated facility/lease termination	174	254
Total restructuring charges recorded	460	3,121
Acquisition-related costs	534	343
Restructuring and other charges	$994	$3,464
Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015
Restructuring and other charges decreased $2.5 million, to $1.0 million for the three months ended June 30, 2016 from $3.5 million for the three months ended June 30, 2015. This decrease was primarily due to a decrease in workforce reduction charges of $2.6 million as the Company substantially completed the workforce integration of CLS operations at the end of the first quarter of 2016.

The following table shows restructuring and other charges in dollars and as a percentage of revenue for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended		% of Total Revenue
(In thousands, except percentages)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Restructuring and other charges	$3,414	$6,402	1.2%	2.3%
The following table shows restructuring charges primarily for workforce reductions and incurred additional costs for previously vacated facility in order to reflect changes in initial estimates of a sublease arrangement due to current economic conditions and acquisition-related costs for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015
Restructuring charges recorded for reduction in workforce and other	$1,984	$4,602
Changes in estimated liabilities and restructuring charges recorded for vacated facility/lease termination	464	148
Total restructuring charges recorded	2,448	4,750
Acquisition-related costs	966	1,652
Restructuring and other charges	$3,414	$6,402
Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
Restructuring and other charges decreased $3.0 million, to $3.4 million for the six months ended June 30, 2016 from $6.4 million for the six months ended June 30, 2015. This decrease was primarily due to a decrease in workforce reduction charges of $2.6 million as the Company substantially completed the workforce integration of CLS operations at the end of the first quarter of 2016 and a decrease of $0.7 million primarily due to costs incurred in the six months ended June 30, 2015 associated with the acquisition of CLS.
Interest Expense, Interest Income and Other Expense (Income), Net.    Interest expense represents interest paid or payable on debt and the amortization of deferred financing costs. Other income, net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of the countries in which the transactions are recorded. The following table shows interest expense and other (income) expense, net for the six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total interest expense	$617	$568	$1,227	$1,142
Interest income	(10)	(21)	(22)	(37)
Other expense (income), net	1,060	(239)	2,090	(2,752)
Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015
Interest expense for the three months ended June 30, 2016 increased approximately less than $0.1 million compared to the three months ended June 30, 2015 primarily due to an increase in the amount of outstanding debt at June 30, 2016 compared to June 30, 2015. Interest income for the three months ended June 30, 2016 was relatively consistent compared to the three months ended June 30, 2015. Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the consolidated statements of financial condition and revenues and expenses are translated at average rates of exchange for the period. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are recognized in other expense (income), net. Inter-company balances denominated in foreign currencies for which settlement is not planned or anticipated in the foreseeable future are excluded from net income and translation of these balances flow through other comprehensive income. The Company incurred remeasurement losses in other expense (income), net for the three months ended June 30, 2016 principally driven by foreign currency remeasurement losses on Euro and British Pound Sterling assets and liabilities compared to foreign currency remeasurement gains in the three months ended June 30, 2015 principally driven by Swiss Franc and Euro assets and liabilities. Foreign currency impact on the Company's results is described in further detail in "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
Interest expense for the six months ended June 30, 2016 increased less than $0.1 million compared to the six months ended June 30, 2015 primarily due to an increase in the amount of outstanding debt at June 30, 2016 compared to June 30, 2015. Interest income for the six months ended June 30, 2016 was relatively consistent compared to the six months ended June 30, 2015. Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the consolidated statements of financial condition and revenues and expenses are translated at average rates of exchange for the period. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are recognized in other expense (income), net. Inter-company balances denominated in foreign currencies for which settlement is not planned or anticipated in the foreseeable future are excluded from net income and translation of these balances flow through other comprehensive income. The Company incurred remeasurement losses in other expense (income), net for the six months ended June 30, 2016 principally driven by foreign currency remeasurement losses on Euro and British Pound Sterling assets and liabilities compared to foreign currency remeasurement gains in the six months ended June 30, 2015 principally driven by Swiss Franc and Euro assets and liabilities. Foreign currency impact on the Company's results is described in further detail in "Item 3. Quantitative and Qualitative Disclosures About Market Risk".
Income Before Income Taxes.    The components of income before income taxes were as follows for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
United States	$1,391	$1,796	$(340)	$447
Foreign	3,909	3,061	7,012	8,577
Income before income taxes	$5,300	$4,857	$6,672	$9,024
Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015
During the three months ended June 30, 2016, the Company’s United States operations generated income before income taxes of $1.4 million as compared to income before income taxes of $1.8 million for the three months ended June 30, 2015 as a result of a higher percentage of contracts being entered into by foreign customers than in the United States. The Company’s foreign operations generated income before income taxes of $3.9 million for the three months ended June 30, 2016 as compared to income before income taxes of $3.1 million during the three months ended June 30, 2015. A significant portion of our operating costs are incurred outside the United States and a majority of our foreign affiliates are subject to cost-plus based transfer pricing agreements which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The changes in trends experienced in the Company’s foreign operations in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is due to jurisdictional mix of foreign profits in the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
During the six months ended June 30, 2016, the Company’s United States operations generated a loss before income taxes of $0.3 million as compared to income before income taxes of $0.4 million for the six months ended June 30, 2015 as a result of a higher percentage of contracts being entered into by foreign customers than in the United States. The Company’s foreign operations generated income before income taxes of $7.0 million for the six months ended June 30, 2016 as compared to income before income taxes of $8.6 million during the six months ended June 30, 2015. A significant portion of our operating costs are incurred outside the United States and a majority of our foreign affiliates are subject to cost-plus based transfer pricing agreements which generally results in a certain level of foreign operating profits based on the performance of routine functions for customer contracts. The changes in trends experienced in the Company’s foreign operations in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is due to unfavorable jurisdictional mix of foreign profits in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Provision for (Benefit from) Income Taxes.    The provision for income taxes consists primarily of taxes resulting from profits in foreign jurisdictions, and interest and penalties associated with uncertain tax positions. The tax provision increased from a benefit of $0.6 million in three months ended June 30, 2015 to a provision of $1.4 million for the three months ended June 30, 2016. The change in the tax provision for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is primarily due to change in jurisdictional mix of foreign profits, which are subject to tax by the foreign jurisdictions due to the treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model and a discrete benefit recognized in the quarter of approximately $1.4 million related to the release of certain existing reserves for uncertain tax positions, primarily due to a favorable tax ruling in India. The tax provision increased from $0.4 million in six months ended June 30, 2015 to a provision of $2.4 million for the six months ended June 30, 2016. The change in the tax provision for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is primarily due to a discrete benefit recognized in the second quarter of 2015 and changes in jurisdictional mix of foreign profits, which are subject to tax by the foreign jurisdictions due to the treatment of the foreign subsidiaries as service providers that earn a profit based on a cost-plus model and a discrete benefit recognized in the quarter of approximately $1.4 million related to the release of certain existing reserves for uncertain tax positions, primarily due to a favorable tax ruling in India.
Non-GAAP Financial Measures
We measure our performance using non-GAAP measurements of adjusted earnings and adjusted earnings per share. We define adjusted earnings and adjusted earnings per share as GAAP net income excluding amortization of acquisition-related intangible assets, stock-based compensation, restructuring and other charges. We also measure our performance using the non-GAAP measurement of Adjusted EBITDA, which we define as net income excluding depreciation and amortization, amortization of acquisition-related intangible assets, stock-based compensation, restructuring and other charges, net interest expense, non-operating other expense (income) and provision for income taxes. Adjusted earnings, adjusted earnings per share and adjusted EBITDA are supplemental financial measures used by the Company and by external users of its financial statements. The Company considers these metrics to be an indicator of the operational strength and performance of its business. Such measurements allow the Company to assess its performance without regard to financing methods and capital structure and without the impact of other matters that the Company does not consider indicative of the operating performance of its business. We believe these non-GAAP measures are useful to management and investors in evaluating our operating performance for the periods presented. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting our financial performance and believes that it provides additional insight into our underlying business performance. We believe it allows investors to benefit from being able to assess our operating performance to others in the industry. These non-GAAP financial measures should not be viewed as alternatives to GAAP measures of performance. Management believes the most directly comparable GAAP financial measures for adjusted EBITDA is net income less non-cash charges and restructuring and other charges. Management believes the most directly comparable GAAP financial measures for adjusted earnings and adjusted earnings per share are net income and diluted net income per share, respectively. The following table reconciles net income to adjusted EBITDA:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$3,931	$5,503	$4,288	$8,598
Depreciation and amortization	2,353	2,331	4,508	4,582
Amortization of acquisition-related intangible assets	1,313	988	2,650	1,986
Stock-based compensation	2,046	1,866	3,483	3,656
Restructuring and other charges	994	3,464	3,414	6,402
Interest expense, net	607	547	1,205	1,105
Other expense (income), net	1,060	(239)	2,090	(2,752)
Provision for (benefit from) income taxes	1,369	(646)	2,384	426
Adjusted EBITDA	$13,673	$13,814	$24,022	$24,003
The following table reconciles net income to adjusted earnings and presents adjusted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$3,931	$5,503	$4,288	$8,598
Amortization of acquisition-related intangible assets	1,313	988	2,650	1,986
Stock-based compensation	2,046	1,866	3,483	3,656
Restructuring and other charges	994	3,464	3,414	6,402
Impact on provision for income taxes	—	—	—	—
Adjusted earnings	$8,284	$11,821	$13,835	$20,642
Fully diluted weighted-average number of common shares outstanding	59,347	62,407	59,938	62,241
Adjusted earnings per share	$0.14	$0.19	$0.23	$0.33

The following table reconciles diluted earnings per share to adjusted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Diluted earnings per share	$0.07	$0.09	$0.07	$0.14
Amortization of acquisition-related intangible assets	0.02	0.01	0.04	0.03
Stock-based compensation	0.03	0.03	0.06	0.06
Restructuring and other charges	0.02	0.06	0.06	0.10
Impact on provision for income taxes	—	—	—	—
Adjusted earnings per share	$0.14	$0.19	$0.23	$0.33
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

Revenue.    The following table shows GLC, GES and Interpretation revenues in dollars and as a percentage of total revenue for the three months ended June 30, 2016 and 2015, respectively:

	Three Months Ended		% of Total Revenue
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
GLC	$105,936	$103,079	73.5%	71.7%
GES	34,956	34,889	24.2%	24.3%
Interpretation	3,297	5,793	2.3%	4.0%
Total revenue	$144,189	$143,761	100.0%	100.0%
Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015
Revenue from the Company’s GLC segment increased $2.9 million, or 2.8%, to $105.9 million for the three months ended June 30, 2016 from $103.1 million for the three months ended June 30, 2015. The increase in revenue from the Company's GLC segment was primarily due incremental revenue of $5.9 million from the acquisition of Geotext. These increases were partially offset by a decrease in product translation project volumes with Microsoft of $1.5 million and a financial sector customer of $0.8 principally driven by a decrease in volume. In addition, the revenue declined $0.6 million due to an unfavorable currency translation impact principally driven by the strengthening of the U.S. Dollar against foreign currencies, primarily the British Pound Sterling.
Revenue from the Company’s GES segment remained relatively consistent for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Revenue from the Company’s Interpretation segment decreased $2.5 million, or 43.1%, to $3.3 million for the three months ended June 30, 2016 from $5.8 million for the three months ended June 30, 2015. The decrease in revenue from the Company's Interpretation segment was primarily due to a decrease of $3.5 million principally driven by the expiration of the multi-year on-site interpretation contract with U.S. Department of Justice Executive Office for Immigration Review (EOIR), which expired on November 30, 2015, following a two-month extension. This was partially offset by an increase in $1.0 million due to increased demand for over-the-phone ("OPI") interpretation services from several customers.
The following table shows GLC, GES and Interpretation revenues in dollars and as a percentage of total revenue for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended		% of Total Revenue
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
GLC	$206,634	$200,881	73.7%	71.6%
GES	68,014	68,361	24.2%	24.4%
Interpretation	6,007	11,326	2.1%	4.0%
Total revenue	$280,655	$280,568	100.0%	100.0%
Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
Revenue from the Company’s GLC segment increased $5.8 million, or 2.9%, to $206.6 million for the six months ended June 30, 2016 from $200.9 million for the six months ended June 30, 2015. The increase in revenue from the Company's GLC segment was primarily due incremental revenue of $11.6 million from the acquisition of Geotext. These increases were partially offset by an unfavorable currency translation impact in revenue of $3.2 million principally driven by the strengthening of the U.S. Dollar against foreign currencies, primarily the British Pound Sterling, the Swiss Franc and the Canadian Dollar. GLC revenue also reflected a decrease of $2.6 million in revenue from Microsoft primarily due to a decrease in volume.
Revenue from the Company’s GES segment remained relatively consistent for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Revenue from the Company’s Interpretation segment decreased $5.3 million, or 47.0%, to $6.0 million for the six months ended June 30, 2016 from $11.3 million for the six months ended June 30, 2015. The decrease in revenue from the Company's Interpretation segment was primarily due to a $6.9 million decrease principally driven by the expiration of the multi-year on-site contract with U.S. Department of Justice Executive Office for Immigration Review (EOIR), which expired on November 30, 2015, following a two-month extension. This was partially offset by an increase in $1.3 million due to increased demand for OPI interpretation services from several customers.

Cost of Revenue and Gross Margin.    The following table shows GLC, GES and Interpretation cost of revenues, cost of revenues as a percentage of revenue, gross margin and gross margin as a percentage of revenue for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Cost of revenue:
GLC	$67,681	$64,806	$134,008	$127,292
GES	25,164	24,190	48,779	47,441
Interpretation	2,197	5,302	4,044	10,115
Total cost of revenue	$95,042	$94,298	$186,831	$184,848
Cost of revenue as a percentage of revenue:
GLC	63.9%	62.9%	64.9%	63.4%
GES	72.0%	69.3%	71.7%	69.4%
Interpretation	66.6%	91.5%	67.3%	89.3%
Total cost of revenue as a percentage of revenue	65.9%	65.6%	66.6%	65.9%
Gross margin:
GLC	$38,255	$38,273	$72,626	$73,589
GES	9,792	10,699	19,235	20,920
Interpretation	1,100	491	1,963	1,211
Total gross margin	$49,147	$49,463	$93,824	$95,720
Gross margin percentage:
GLC	36.1%	37.1%	35.1%	36.6%
GES	28.0%	30.7%	28.3%	30.6%
Interpretation	33.4%	8.5%	32.7%	10.7%
Total gross margin percentage	34.1%	34.4%	33.4%	34.1%
Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015
Gross margin for the Company’s GLC segment may be affected by many factors related to work mix, including but not limited to: volume fluctuations in higher margin customized localization services, particularly services for regulated industries, involving hard to procure languages, or for complex content formats; the magnitude of new engagements with initial ramp-up costs relative to continuing engagements for existing customers; and the geographies, languages and payment currencies associated with the location and production of the services. The magnitude of impact of any of these factors varies from quarterly and annually. Total gross margin for the Company's GLC segment was relatively consistent for three months ended June 30, 2016 compared to the three months ended June 30, 2015. GLC gross margin percentage decreased to 36.1% for the three months ended June 30, 2016 from 37.1% for the three months ended June 30, 2015. The decrease in gross margin percentage was primarily due to lower margins associated with ramp-up costs for projects for new customers, a decrease in volumes and demand for higher margin work the Company’s more complex customized localization offerings from certain existing clients in certain regulated industries.
Gross margin for the Company’s GES segment may be affected by many factors related to work mix, including but not limited to: cost of production or procurement of services based on the customer’s industry, geography or complexity of requirements; volume fluctuations in higher margin customized or complex testing services, including geographical scope or technical complexity of such services; the magnitude of new engagements with initial ramp-up costs relative to continuing engagements for existing customers; and fluctuations in foreign currency exchange rates. The magnitude of impact of any of these factors varies from quarterly and annually. For the three months ended June 30, 2016 GES gross margin decreased $0.9 million, or 8.5%, to $9.8 million as compared to $10.7 million for the three months ended June 30, 2015. GES gross margin percentage decreased to 28.0% for the three months ended June 30, 2016 from 30.7% for the three months ended June 30, 2015. The decrease in gross margin and gross margin percentage was primarily due to lower margins associated with a greater number of projects for new clients with higher initial ramp-up costs and a decrease in volumes from certain existing clients for more complex and technical testing services with higher margins.
For the three months ended June 30, 2016 Interpretation gross margin increased $0.6 million, or 124.0%, to $1.1 million as compared to $0.5 million for the three months ended June 30, 2015. Total gross margin percentage increased to 33.4% for the three months ended June 30, 2016 from 8.5% for the three months ended June 30, 2015. The increases in gross margin and gross margin percentage were primarily due to higher margins on OPI interpretation customers and the expiration of the EOIR contract with the U.S. Department of Justice. The Company expects to maintain this level of gross margin and gross margin percentage for this segment in 2016 and beyond primarily due to the expiration of the contract with the U.S. Department of Justice in 2015, which had gross margins below other interpretation customers.
Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
Total gross margin for the Company's GLC segment was relatively consistent for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. GLC gross margin percentage decreased to 35.1% for the six months ended June 30, 2016 from 36.6% for the six months ended June 30, 2015. The decrease in gross margin percentage was primarily due to lower margins associated with ramp-up costs for projects for new customers, a decrease in volumes and demand for higher margin work the Company’s more complex customized localization offerings from certain existing clients in certain regulated industries.
For the six months ended June 30, 2016 GES gross margin decreased $1.7 million, or 8.1%, to $19.2 million as compared to $20.9 million the six months ended June 30, 2015. GES gross margin percentage decreased to 28.3% for the six months ended June 30, 2016 from 30.6% for the six months ended June 30, 2015. The decrease in gross margin and gross margin percentage was primarily due to lower margins associated with a greater number of projects for new clients with higher initial ramp-up costs and a decrease in volumes from certain existing clients for more complex and technical testing services with higher margins.
For the six months ended June 30, 2016 Interpretation gross margin increased $0.8 million, or 62.1%, to $2.0 million as compared to $1.2 million for the six months ended June 30, 2015. Total gross margin percentage increased to 32.7% for the six months ended June 30, 2016 from 10.7% for the six months ended June 30, 2015. The increases in gross margin and gross margin percentage were primarily due to higher margins on OPI interpretation customers and the expiration of the EOIR contract with the U.S. Department of Justice. The Company expects to maintain this level of gross margin and gross margin percentage for this segment in 2016 and beyond primarily due to the expiration of the contract with the U.S. Department of Justice in 2015, which had gross margins below other interpretation customers.

Financial Condition and Liquidity
The following tables shows cash and cash equivalents and working capital, including cash and cash equivalents at June 30, 2016 and December 31, 2015 and net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the six months ended June 30, 2016 and 2015, respectively:

(In thousands)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$25,510	$27,831
Working capital, including cash and cash equivalents	68,080	61,492
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
Cash Flows from Operating Activities

	Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015
Net cash provided by (used in) operating activities	$3,092	$(451)
The change of $3.5 million in net cash provided by operating activities in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to an improvement in in accounts receivable management, partially offset by use of operating cash for restructuring activities in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in accounts receivable caused a decrease in days sales outstanding (“DSO”), which is calculated by dividing period end accounts receivable by average daily sales for the period. DSO was 54 days at June 30, 2016 compared with 55 days at December 31, 2015 and was 55 days at June 30, 2015 compared with 50 days at December 31, 2014. The decrease in accrued restructuring in the in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to payments of previously accrued restructuring charges in the six months ended June 30, 2016. The changes in operating assets and liabilities are primarily due to the timing of cash inflows and outflows as the Company utilizes a variety of financing strategies to ensure that the Company's worldwide cash is available in the locations in which it is needed. The Company's business is subject to seasonal fluctuations and historically the Company's cash flows from operations in the first quarter result in a use of operating cash whereas the subsequent quarters historically result in cash provided by operations. For these reasons, cash flows from operating activities for the second quarter are more indicative of the results that the Company expects for the full year.
DSO can be affected by factors such as changes in the volume of revenue in a period, changes in contractual terms with existing customers, contractual payment terms with new customers that are significantly different from the Company’s existing customer base, changes in customer payment behaviors or patterns or timing of when invoices are presented to the customer.  Compared to June 30, 2015, Lionbridge has not experienced any significant trends in accounts receivable and unbilled receivables other than changes relative to the change in revenue volume.

Cash Flows from Investing Activities

	Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015
Net cash used in investing activities	$(5,328)	$(69,588)
The change of $64.3 million in net cash used in investing activities in six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to lower cash payments for acquisitions, net of cash acquired as described below.
Purchases of property and equipment were as follows:

	Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015
Purchases of property and equipment	$(4,930)	$(5,287)
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
In pursuing the Company's business strategies, the Company acquires and invests in certain businesses that meet strategic and financial criteria. The cash paid for acquisitions, net of cash acquired was as follows:

	Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015
Cash paid for acquisitions, net of cash acquired	$(398)	$(64,301)
The $0.4 million for cash paid for acquisitions, net of cash acquired in the first six months of 2016 was an additional payment to the former owners of Geotext due to changes in working capital based on new information obtained by the Company since the acquisition date. The Company acquired CLS Communication Language Services Holding AG ("CLS") for $64.3 million, net of cash acquired in the first quarter of 2015.
Cash Flows from Financing Activities

	Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015
Net cash (used in) provided by financing activities	$(1,013)	$61,894
The Company uses cash provided by operating activities and proceeds from the Company's credit facility as the Company's primary source for the repayment of debt, the repurchase of the Company's common stock and acquisitions. The change of $62.9 million in net cash provided by financing activities in six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to net borrowings on the Company's credit facility in order to fund various acquisitions in 2015, primarily CLS, partially offset by an increase in the shares repurchased under the Company's share repurchase programs as described below.

On October 30, 2012, Lionbridge’s Board of Directors authorized a share repurchasing program for up to $18 million over three years, which expired on October 30, 2015. On October 29, 2015, Lionbridge’s Board of Directors authorized a new share repurchasing program for up to $50 million during the period commencing in the fourth quarter of 2015 through December 31, 2018. Under the 2015 program, the Company is authorized to repurchase Lionbridge common shares subject to certain market rate conditions. At June 30, 2016, the Company had approximately $32.7 million remaining under this repurchase program. All previous repurchase programs were completed as of December 31, 2015. The Company made the following share repurchases at June 30:

	2016		2015
(In thousands)	$	Shares	$	Shares
Shares repurchased under our 2012 share repurchase program	$—	—	$1,459	265
Shares repurchased under our 2015 share repurchase program	11,750	2,595	—	—
Shares repurchased under our share repurchase programs	$11,750	2,595	$1,459	265
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

Capital Resources
Total debt was $103.2 million and $91.5 million at June 30, 2016 and December 31, 2015, respectively. The interest rates are in the range of Prime Rate plus 0.25%—1.00% or LIBOR plus 1.25%—2.00% (at the Company’s discretion), depending on certain conditions. Both facilities expire after five years from the date of entering into the agreement, after which time the Company may need to secure new financing.
Cash and Cash Equivalents.    Cash and cash equivalents were $25.5 million and $27.8 million at June 30, 2016 and 2015, respectively. In general, cash and net assets held outside of the United States are not legally restricted from being transferred to the United States in order to assist with debt repayment, domestic capital expenditures and other working capital requirements of the U.S. parent company, Lionbridge Technologies, Inc. However, the Company does not intend to transfer any such funds to the U.S. as its domestic sources of cash from operations are sufficient to fund its operations, debt servicing and other liquidity needs. In the event that a transfer did occur, such funds would be subject to applicable local withholding taxes and U.S. taxes in certain circumstances. Cash and cash equivalents held at our foreign subsidiaries were approximately $20.1 million and $23.8 million at June 30, 2016 and December 31, 2015, respectively. Determination of the potential deferred income tax liability on unrepatriated cash and cash equivalents is not practicable due to uncertainty regarding the remittance structure and the overall complexity of the calculation. Lionbridge continuously evaluates its liquidity needs and ability to meet global cash requirements as a part of its overall capital deployment strategy. Factors that affect the Company's global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and capital market conditions.
Credit Facilities.    In January 2015, the Company entered into an amended and restated Credit Agreement with HSBC Bank, as Administrative Agent and a lender, and a syndicate of other lenders (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes (a) a $100 million senior secured revolving credit facility, which includes a $10 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing-line loans and (b) a senior secured term loan facility in an aggregate amount of $35 million. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $65 million, dependent upon certain conditions. At June 30, 2016 the Company had $103.2 million borrowings outstanding under this credit facility. The Company cannot assure that it will be able to secure new financing, or financing on terms that are acceptable. Lionbridge anticipates that its present cash and cash equivalents position and available financing under its current Credit Agreement should provide adequate cash to fund its currently anticipated cash needs for the at least the next twelve months.

The Company is required to maintain leverage and fixed charge coverage ratios and to comply with other covenants in the Amended and Restated Credit Agreement. The leverage ratio is calculated by dividing the Company’s total outstanding indebtedness at each quarter end by its adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses during the four consecutive quarterly periods then ended. The fixed charge coverage ratio is calculated by dividing the Company’s adjusted earnings before interest, taxes, depreciation and certain other non-cash expenses minus capital expenditures for each consecutive four quarterly periods by its interest paid and cash paid on taxes during each such consecutive four quarterly periods. The Company was in compliance with both of these ratios as well as all other covenants as of June 30, 2016.
Contractual Obligations
As of June 30, 2016, there were no material changes in Lionbridge’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The total amount of net unrecognized tax benefits for uncertain tax positions, excluding related interest and penalties, has increased by $0.1 million during the six months ended June 30, 2016, and is equal to $2.8 million.
Off-Balance Sheet Arrangements
The Company does not have any special purpose entities or off-balance sheet financing arrangements.
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are evaluating the impact the adoption will have on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which relates to the accounting of leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact the adoption will have on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this accounting guidance retrospectively in the first quarter of 2016, which resulted in a $0.4 million reclassification in other assets and long-term debt, net of current portion in the Company's consolidated balance sheet at December 31, 2015.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition”. In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Early application of the guidance is permitted for annual reporting periods beginning after December 31, 2016. Additional ASUs have been issued to amend or clarify this ASU as follows:

•
ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients was issued in May 2016. ASU No. 2016-12 amends the new revenue recognition standard to clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters.

•
ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing was issued in April 2016. ASU No. 2016-10 addresses implementation issues identified by the FASB-International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition (TRG).

•
ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) was issued in March 2016. ASU No. 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation.

This guidance in these ASUs for revenue recognition is applicable to the Company's fiscal year beginning January 1, 2018. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures.
Other new pronouncements issued but not effective until after June 30, 2016 are not expected to have a material impact on our financial position, results of operations or liquidity.
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
Interest Rate Risk. Lionbridge is exposed to market risk from changes in interest rates with respect to its term loan and revolving credit facilities which bears interest at Prime or LIBOR (at the Company’s discretion) plus an applicable margin based on certain financial covenants. As of June 30, 2016, $103.2 million was outstanding under the Company’s credit facility. A hypothetical 10% increase or decrease in interest rates would have less than a $0.2 million impact on the Company’s interest expense based on the $103.2 million outstanding at June 30, 2016 with a blended interest rate of 1.96%. Lionbridge is also exposed to market risk through its investing activities. The Company’s portfolio consists of short-term time deposits with investment grade banks and maturities less than 90 days. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of Lionbridge’s investments due to their immediately available liquidity.
Foreign Currency Exchange Rate Risk. Lionbridge conducts a large portion of its business in international markets. Although a majority of Lionbridge’s contracts with clients are denominated in U.S. Dollars, approximately 34% and 35% of the Company's revenue for the three and six months ended June 30, 2016, respectively, was denominated in foreign currencies, primarily the Euro and, to a lesser extent the Swiss Franc and the British Pound Sterling as compared to approximately 35% and 37% for the three and six months ended June 30, 2015, respectively. In addition, the Company has certain U.S. Dollar denominated contracts that, because they are serviced using resources that are paid in foreign currencies, contain currency clauses that adjust the Company's U.S. Dollar billing rates when the fluctuation in exchange rates between the U.S. Dollar and foreign currencies exceeds a certain threshold to lessen the impact of significant change in the exchange rate to both the Company and the customer. Approximately 60% and 58% of the Company's costs and expenses for the three months ended June 30, 2016 and 2015, respectively, and approximately 60% and 62% for the three months ended June 30, 2016 and 2015, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 7% and 8% of the Company’s consolidated tangible assets were subject to foreign currency exchange fluctuations as of June 30, 2016 and December 31, 2015, respectively, while 10% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of June 30, 2016 and December 31, 2015. In addition, net inter-company balances denominated in currencies other than the functional currency of the respective entity were approximately $77.4 million and $69.2 million as of June 30, 2016 and December 31, 2015, respectively. The principal foreign currency applicable to the Company’s business is the Euro. Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the consolidated statements of financial condition and revenues and expenses are translated at average rates of exchange for the period. Foreign currency remeasurement gains or losses on transactions for which settlement is expected in the foreseeable future in nonfunctional currencies are recognized in other expense (income), net. In addition, $73.0 million was outstanding on the senior secured revolving credit facility, which is primarily denominated in the Euro.
The Company has implemented a risk management program that partially mitigates its exposure to assets or liabilities (primarily cash, accounts receivable, accounts payable, debt and inter-company balances) denominated in currencies other than the functional currency of the respective entity which includes the use of derivative financial instruments principally foreign exchange forward contracts. These foreign exchange forward contracts generally have less than 90-day terms and do not qualify for hedge accounting under the ASC 815 guidance. The Company had no foreign exchange forward contracts outstanding at June 30, 2016.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Lionbridge maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in internal control over financial reporting. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIONBRIDGE TECHNOLOGIES, INC.
PART II—OTHER INFORMATION

Item 1A. Risk Factors
The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Lionbridge has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Lionbridge’s Annual Report on Form 10-K, filed March 4, 2016 (SEC File No. 000-26933) (the “2015 Annual Report”) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause Lionbridge’s actual results to differ materially from those in the forward-looking statements. In addition to the risk factors disclosed in Lionbridge’s 2015 Annual Report, the Company has added one for the uncertainty associated with the United Kingdom's decision to exit the European Union.
The United Kingdom held a referendum on June 23, 2016 in which a majority voted for the United Kingdom’s withdrawal from the European Union (referred to as “Brexit”). As a result of this vote, negotiations are expected to commence to determine the terms of the United Kingdom’s withdrawal from the European Union as well as its relationship with the European Union going forward, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets. Brexit could also have the effect of disrupting the free movement of goods, services and people between the United Kingdom and the European Union; however, the full effects of Brexit are uncertain and will depend on any agreements the United Kingdom may make to retain access to European Union markets.
In addition, we expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replicate or replace. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations. Altered regulations could also add time and expense to the process by which our product candidates receive regulatory approval in the United Kingdom and European Union. Similarly, it is unclear at this time what Brexit's impact will have foreign currency. Certain of our customers are located in the United Kingdom and pay for our services in British Pound Sterling; fluctuations in exchange rates may impact our profitability or revenue. Similarly, it is possible that certain intellectual property rights, such as trademarks, granted by the European Union will cease being enforceable in the United Kingdom absent special arrangements to the contrary. With regard to existing patent rights, the effect of Brexit should be minimal considering enforceable patent rights are specific to the United Kingdom, whether arising out of the European Patent Office or directly through the United Kingdom patent office.
Lastly, as a result of the Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the European Union. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents share repurchases during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in thousands) That May Yet Be Purchased Under the Plan (2)
April 1, 2016—April 30, 2016	183,651	$4.98	183,651	$35,129
May 1, 2016—May 31, 2016	280,448	4.49	279,331	33,874
June 1, 2016—June 30, 2016	307,787	4.21	273,263	32,728
Total	771,886	$4.50	736,245

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the second quarter of 2016 includes the surrender by employees of 35,641 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

101
The following financial information from Lionbridge Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the SEC on August 8, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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
Dated: August 8, 2016